Form 10-Q
period 2003-12-31
MARSHALL EDWARDS INC
filed 2004-02-13
CIK 1262104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the period ended December 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 000-50484

Marshall Edwards, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	51-0407811
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

140 Wicks Road, North Ryde, NSW, 2113 Australia
(Address of principal executive offices) (Zip Code)

(011) 61 2 8877- 6196
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of January 31, 2004, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 56,938,000.

MARSHALL EDWARDS, INC.

INDEX

		Page

PART I	FINANCIAL INFORMATION
Item 1:	Financial Statements (Unaudited)	3
	Consolidated Balance Sheets as of December 31, 2003 and June 30, 2003	3
	Consolidated Statements of Operations for the three months and six months ended December 31, 2003 and 2002 and for the period from December 1, 2000 (inception) through December 31, 2003	4
	Consolidated Statements of Cash Flows for the six months ended December 31, 2003 and 2002 and for the period from December 1, 2000 (inception) through December 31, 2003	5
	Consolidated Statement of Stockholders’ Equity	6
	Notes to Consolidated Financial Statements	7
Item 2:	Management’s discussion and Analysis of Financial Condition and Results of Operation	13
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4:	Controls and Procedures	20
PART II	OTHER INFORMATION
Item 2:	Changes in Securities and Use of Proceeds	21
Item 4:	Submission of Matters to a Vote of Security Holders	23
Item 6:	Exhibits and Reports on Form 8-K	24
SIGNATURES		25

PART I FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31	June 30
	2003	2003

	(unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$32,304	$7,244
Prepaid expenses and other current assets	64	42

Total current assets	32,368	7,286

Total assets	$32,368	$7,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$926	$433
Accrued expenses	526	278
Amount due to parent company	5,245	642

Total current liabilities	6,697	1,353
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 100,000 shares, none outstanding	—	—
Common stock, $0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 56,938,000 at December 31, 2003 and 52,032,000 at June 30, 2003	—	—
Additional paid-in capital	34,623	9,058
Deficit accumulated during development stage	(8,952)	(3,156)
Accumulated other comprehensive income	—	31

Total stockholders’ equity	25,671	5,933

Total liabilities and shareholders’ equity	$32,368	$7,286

See accompanying notes.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

					Period from
					December 1,
					2000 (Inception)
	Three Months Ended		Six Months Ended		through
	December 31,		December 31,		December 31
	2003	2002	2003	2002	2003

Revenues:
Interest and other income	$25	$37	$46	$80	$198

Total revenues	25	37	46	80	198

Operating expenses:
Research and development	(346)	(661)	(1,129)	(995)	(3,222)
License fees	(4,250)	—	(4,500)	—	(5,000)
Selling, general and administrative	(174)	(162)	(281)	(307)	(968)
Foreign Exchange Gains(Losses)	63	63	68	(27)	41

Total operating expenses	(4,707)	(760)	(5,842)	(1,329)	(9,149)

Loss from operations	(4,682)	(723)	(5,796)	(1,249)	(8,951)
Income tax expense	—	—	—	—	(1)

Net loss arising during development stage	$(4,682)	$(723)	$(5,796)	$(1,249)	$(8,952)

Net loss per common share:
Basic and diluted	$(0.088)	$(0.014)	$(0.110)	$(0.024)

Weighted average common shares outstanding	53,356,097	52,023,000	52,694,048	52,023,000

See accompanying notes.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
			December 1,
			2000 (Inception)
	Six Months Ended		through
	December 31,		December 31,
	2003	2002	2003

Operating activities
Net loss arising during development stage	$(5,796)	$(1,249)	$(8,952)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(22)	(9)	(64)
Accounts payable	(103)	215	333
Accrued expenses	(66)	—	351
Amounts due to parent company	4,500	—	5,000

Net cash used in operating activities	(1,487)	(1,043)	(3,332)
Financing activities
Net proceeds from issuance of Common Stock	25,565	—	34,623
Amounts payable in connection with issuance of Common Stock	1,013	—	1,013

Net cash provided by financing activities	26,578	—	35,636
Effect of exchange rate changes on cash and cash equivalents	(31)	—	—
Net increase (decrease) in cash and cash equivalents	25,060	(1,043)	32,304
Cash and cash equivalents at beginning of period	7,244	9,164	—

Cash and cash equivalents at end of period	$32,304	$8,121	$32,304

Income taxes paid	—	1	1

See accompanying notes.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY
(In thousands, except share data)
(Unaudited)

			Deficit
			accumulated	Accumulated
			during	other
		Additional	development	comprehensive
	Common Stock	paid in capital	stage	income/(loss)	Total

	(shares)
Balance at June 30, 2003	52,032,000	$9,058	$(3,156)	$31	$5,933
Net loss arising during development					—
stage			(5,796)		(5,796)
Foreign currency translation adjustments				(31)	(31)

Comprehensive Loss					(5,827)
Common Stock issued November 30, 2003	2,514,000	10,056			10,056
Common Stock issued December 18, 2003 (including 2,392,000 warrants)	2,392,000	15,509			15,509

Balance at December 31, 2003	56,938,000	$34,623	$(8,952)	$—	$25,671

See accompanying notes.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
(Unaudited)
December 31, 2003

1.      Organization and Basis of Preparation of Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Registration S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004 or any other period. The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date. The financial statements and notes should be read in conjunction with the audited financial statements for the year ended June 30, 2003 which were included in the Company’s Amendment No. 3 to Form S-1 filed December 10, 2003.

Marshall Edwards, Inc. (the “Company”) is a development stage company incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited, an Australian pharmaceutical company. The Company commenced operations in May 2002. The Company, including its wholly-owned Australian subsidiary, Marshall Edwards Pty. Limited (“MEPL”) (together the “MEI Group”) is a pharmaceutical company with a primary focus on the development and commercialization of drugs for the treatment of cancer. The Company is presently engaged in the clinical development and commercialization of a drug candidate called phenoxodiol. The Company intends to develop phenoxodiol for use in a wide range of human cancers. The Company operates primarily in Australia and the United States.

Novogen Limited and its subsidiary companies, has granted to the MEI Group an exclusive license under its patent applications and the intellectual property rights in the relevant know-how to develop, market and distribute all forms of administering phenoxodiol for anti-cancer uses except topical applications. In addition, the MEI Group has an exclusive first right and an exclusive last right to match any proposed dealings by Novogen with it’s intellectual rights in synthetic compounds, developed by or on behalf of Novogen that have known or potential anti-cancer applications in all forms other than topical application.

The MEI Group’s initial business focus is to continue the clinical program currently under way for the development and commercialization of phenoxodiol.

In May 2002, the Company sold 2,523,000 shares of its common stock and 2,523,000 warrants, raising proceeds of $9,022,000, net of $1,070,000 of transaction costs. The warrants were exercisable prior to November 30, 2003 at an exercise price of $4.00 per share. The common stock was listed for trading on the London Stock Exchange’s Alternative Investment Market (“AIM”). Following the listing, Novogen Limited retained 95.1% of the Company’s common stock.

In June 2003, 9,000 warrants were exercised, resulting in proceeds to the Company of $36,000. In November 2003 the remaining 2,514,000 warrants were exercised at an exercise price of $4.00 per share with proceeds to the Company of $10,056,000.

In December 2003, the Company sold 2,392,000 common stock units at a public offering price of $7.50 per unit. Each common stock unit consisted of:

•	one share of common stock; and

•	one warrant to purchase a share of common stock, exercisable prior to December 18, 2006 at an exercise price equal to $9.00.

In connection with the December 2003 offering, the Company’s common stock and warrants commenced trading separately on the Nasdaq National Market. The Company received proceeds of $15,509,000, net of $2,431,000 transaction costs in the December 2003 offering. Following the offering, Novogen Limited retained 86.9% of the Company’s common stock.

2.      Accounting Policies

Revenue Recognition

Interest

The only revenue earned to date is interest on cash balances.

Principles of Consolidation

The consolidated financial statements include the accounts of Marshall Edwards, Inc. and its wholly-owned subsidiary, Marshall Edwards Pty. Limited. Significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

Cash on hand and in banks and short-term deposits are stated at the nominal value. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Income Taxes

Income taxes have been provided for using the liability method in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates in effect for the year in which the differences are expected to be recognized. Valuation allowances are established against the recorded deferred income tax assets to the extent that management believes that it is more likely than not that a portion of the deferred income tax assets are not realizable.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents and accounts payable approximate fair value.

Foreign Currency Translation

The financial statements of MEPL have been translated into U.S. dollars in accordance with FASB Statement No. 52, “Foreign Currency Translation.” Assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the periods. Realized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations.

Research and Development Expenses

Research and development expenses relate primarily to the cost of conducting human clinical trials of phenoxodiol. Research and development costs are charged to expense as incurred.

Stock-Based Compensation

The Company’s stock option plan provides for the grant of options to employees of the Novogen Group. To date no options have been issued under the plan.

Basic and Diluted Loss Per Share

Basic and diluted earnings or loss per share is calculated in accordance with FASB Statement No. 128, “Earnings Per Share.” In computing basic earnings or loss per share, the dilutive effect of stock options are excluded, whereas for diluted earnings per share they are included unless the effect is anti-dilutive.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in shareholders’ equity that are excluded from net loss. Comprehensive loss for all periods presented has been reflected in the Consolidated Statement of Shareholders’ Equity.

3.     Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2003	2002	2003	2002

		(In Thousands, except share data)
Numerator
Net loss arising during development stage	$(4,682)	$(723)	$(5,796)	$(1,249)
Effect of dilutive securities	—	—	—	—

Numerator for diluted earnings per share	$(4,682)	$(723)	$(5,796)	$(1,249)

Denominator
Denominator for basic earnings per share - weighted-average shares	53,356,097	52,023,000	52,694,048	52,023,000
Effect of dilutive securities	—	—	—	—

Dilutive potential common shares	53,356,097	52,023,000	52,694,048	52,023,000

4.     Financial Instruments

The fair value of financial assets and liabilities approximates their carrying value in the Consolidated Balance Sheets because they are short term and at market rates of interest.

5.     Expenditure Commitments

At December 31, 2003, the Company had contracted to conduct research and development expenditures of approximately $352,000. Such amounts are expected to be incurred within the next year.

6.     Segment Information

The Company’s focus is to continue the clinical program currently underway for the development and commercialization of phenoxodiol.

	Three Months Ended		Three Months Ended
	December 31, 2003		December 31, 2002

	USA	Australia	USA	Australia

Loss from operations	$(45)	$(4,637)	$(42)	$(681)
Segment assets at December 31	35,417	2,235	8,941	1,194

	Six Months Ended		Six Months Ended
	December 31, 2003		December 31, 2002

	USA	Australia	USA	Australia

Loss from operations	$(51)	$(5,745)	$(71)	$(1,178)

7.      Related Party Transactions

License Agreement

The License Agreement is an agreement under which Novogen grants to MEPL a worldwide non-transferable license to conduct clinical trials and commercialize and distribute all forms of phenoxodiol except topical applications. The agreement covers uses of phenoxodiol in the field of prevention, treatment or cure of cancer in humans. The license is exclusive until the expiration of the last relevant Novogen patent right in the world and thereafter is nonexclusive. MEPL or Novogen may terminate the agreement with three months notice. Amounts payable to Novogen under terms of the license agreement are as follows:

1.	A lump sum license fee of $5,000,000 is payable to Novogen on November 1, 2002 or later on the date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeds $25,000,000. A lump sum license fee of $5,000,000 became payable to Novogen in December 2003 and was paid on February 5, 2004.

2.	A lump sum license fee of $5,000,000 is payable to Novogen on November 1, 2003 or later on the date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeds $50,000,000.

In addition to the amounts above, MEPL must pay Novogen 2.5 % of all net sales and 25% of commercialization income. After the exclusivity period of the license, 1.5% of net sales must be paid to Novogen.

Amounts payable for milestone license fees under the License Agreement for the calendar years ended December 31 are as follows:

Calendar Year

2004	2,000,000
2005	4,000,000
Each calendar year thereafter	8,000,000

Any amounts payable to Novogen under the above milestone payments will be reduced for amounts paid under the lump sum license fee requirements above.

License Option Deed

The License Option Deed grants MEPL an exclusive right to accept and an exclusive right to match any proposed third-party dealing by Novogen of its intellectual property rights in other synthetic compounds that have known or potential anti-cancer applications in all forms other than topical applications.

Services Agreement

Neither MEI nor MEPL currently intends to directly employ any staff and Novogen will provide or procure services reasonably required by the MEI Group relating to the development and commercialization of phenoxodiol. Novogen will provide these services at cost plus a 10% mark-up. The Company may terminate the agreement with three months notice.

Manufacturing License and Supply Agreement

Under the terms of the Manufacturing License and Supply Agreement, Novogen will supply phenoxodiol in its primary manufactured form for the clinical trial development program and phenoxodiol’s ultimate commercial use. Novogen will supply phenoxodiol at cost plus a 50% markup. The Company or Novogen may terminate the agreement at any time.

Transactions amounting to $441,989 and $906,456 were made under the Services Agreement and the Manufacturing License and Supply Agreement with Novogen during the three months and six months ended December 31, 2003, respectively, and $179,170 is included in accounts payable at December 31, 2003.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation

Special Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Security Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this quarterly report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on current expectations and projections about future events and financial trends that it believes may affect financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	receipt of regulatory approvals;

•	successful completion of clinical trials;

•	future expenses and financing requirements; and

•	competition and competitive factors.

These risks are not exhaustive. Other sections of this quarterly report may include additional factors which could adversely impact business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. You should not rely upon forward-looking statements as predictions of future events. The Company cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although it believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in financial statements and the notes thereto appearing elsewhere in this report.

Overview

The Company is a development stage company incorporated on December 1, 2000 as a wholly-owned subsidiary of Novogen. The Company commenced operations in May 2002 and it’s business purpose is the development and commercialization of drugs for the treatment of cancer. The Company is presently engaged in the clinical development of the anti-cancer drug phenoxodiol. Novogen has granted to the Company an exclusive non-transferable license under its patent rights and intellectual rights in its relevant know-how to develop market and distribute all forms of administering phenoxodiol for anti-cancer uses, except topical applications. Novogen currently owns approximately 86.9% of the outstanding shares of common stock.

The Company’s main focus during fiscal 2003 and in the first half of fiscal 2004 was to undertake human clinical testing of phenoxodiol. The Company does not employ any staff directly but obtain services from Novogen under a services agreement. The Company has incurred losses since inception and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future as it expands research and development activities and moves phenoxodiol into later stages of development. As of December 31, 2003, the Company had accumulated losses of $8,952,000.

Expenses have consisted primarily of costs associated with conducting the clinical trials of phenoxodiol and costs incurred under the license agreement and the services and manufacturing agreements with Novogen including the costs of the clinical trial drug supplies.

To date, operations have been funded primarily through the sale of equity securities.

The Company expects that quarterly and annual operating results of operations will fluctuate for the foreseeable future due to several factors including the timing and extent of research and development efforts and the outcome and extent of clinical trial activities. The Company’s limited operating history makes accurate prediction of future operating results difficult or impossible.

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Estimates have been used in determining the expense liability under certain clinical trial contracts where services have been performed but not yet invoiced. The actual costs of those services could differ in amount and timing from the estimates used in completing the financial results.

Clinical trial expenses of $342,000 have been included in the financial statements for the six months ended December 31, 2003, of which $351,000 had been accrued at December 31, 2003. These estimates are based on the number of patients in each trial and the patient treatment cycle.

Clinical research contracts may vary depending on the clinical trial design and protocol. Generally the costs, and therefore estimates, associated with clinical trial contracts are based on the number of patients, patient treatment cycles, the type of treatment and the outcome being measured. The length of time before actual amounts can be determined will vary depending on length of the patient cycles and the timing of the invoices by the clinical trial partners.

Results of Operations

The Company recorded a consolidated loss of $5,796,000 and $1,249,000 for the six months ended December, 31, 2003 and 2002, respectively. The Company recorded a consolidated loss of $4,682,000 and $723,000 for the three months ended December 31, 2003 and 2002, respectively. The Company has not generated any revenues from operations since inception.

The Company has, however received interest on cash assets of $135,000 from December 1, 2000 to December 31, 2003.

The Company’s consolidated operating expenses for the six months ended December 31, 2003 were $5,842,000 versus $1,329,000 for the six months ended December 31, 2002. Significant items of operating expenses include the costs associated with conducting clinical trials of pheneoxodiol, license fees, research and development, selling general and administrative expenses and foreign exchange gains and losses. For the six months ended December 31, 2003 and 2002 operating expenses included $342,000 and $546,000, respectively, of costs associated with conducting the clinical trials of phenoxodiol. The license fee of $5,000,000 became due and payable in December 2003 under the terms of the licensing agreement with Novogen following the exercise of warrants and the receipt of proceeds from the offering completed in December 2003. As a result, $4,500,000 of license fee expense is included in the Consolidated Statement of Operations for the six months ended December 2003. The remaining $500,000 had been expensed in the year ended June 2003. Costs incurred under the services and manufacturing agreements with Novogen including the costs of the clinical trial drug supplies were $906,000 and $576,000 for the six months ended December 31, 2003 and 2002 respectively. The increase in costs incurred under the services and manufacturing agreements related mainly to increased cost of the drug used in clinical trials reflecting the higher drug doses used in clinical trials during the six months ended December 31, 2003.

Consolidated operating expenses for the three months ended December 31 2003 were $4,707,000 versus $760,000 for the three months ended December 31, 2002. Major operating expenses in the three months ended December 31, 2003 included $4,250,000 of license fees incurred under the license agreement with Novogen. This amount represents the remaining amount of the $5,000,000 license fee due to Novogen following the exercise of warrants and the receipt of proceeds from the offering completed in December 2003. During the three months ended December 31, 2003 $473,000 was included as costs incurred under the terms of the services and manufacturing agreements with Novogen including the costs of the clinical trial drug supplies, compared to $254,000 for the three months ended December 31, 2002.

Research and Development Expenses

Research and development expenses consist mainly of clinical trial expenditures, payments to Novogen for research support services under the terms of the services agreement and the cost of phenoxodiol used in the clinical trials supplied by Novogen under the terms of the manufacturing license and supply agreement. Research and development expenses were $1,129,000 for the six months ended December 31, 2003, compared to $995,000 for the six months ended December 31, 2002, an increase of $134,000. The increase was mainly due to the increased cost of drug supplied for clinical trials. Research and development expenses amounted to $346,000 for the three months ended December 31, 2003, down from $661,000 for the three months ended December 31, 2002. This decrease was due to the reduction in accrued clinical trial expenses reflecting the smaller patient numbers being treated as the current clinical trials near completion.

Research and development costs incurred since inception through December 31, 2003 amount to $3,222,000.

Research and development costs are expensed as they are incurred and are expected to increase in the future as the phenoxodiol clinical program progresses.

Historical research and development costs and clinical trial costs have not been documented on a project by project basis. In addition, research and development resources are supplied by Novogen across several projects. As a result, the costs incurred for each clinical project cannot be stated precisely on a project by project basis.

The Company expects that a large percentage of research and development expenses in the future will be incurred in support of current and future clinical development programs. These expenditures are subject to a number of uncertainties in timing and cost to completion.

The duration and cost of clinical trials may vary significantly over the life of a project as a result of:

•	the number of sites included in the trials;

•	the length of time required to enroll suitable patients;

•	the number of patients that participate in the trials; and

•	the efficacy and safety profile of the product.

The Company’s strategy also includes the option of entering into collaborative arrangements with third parties to participate in the development and commercialization of phenoxodiol. In the event third parties have control over the clinical development process, the completion date would largely be under the control of that third party.

As a result of these uncertainties, the Company is unable to determine the duration of or completion costs for research and development projects or when and to what extent it will receive cash inflows from the commercialization and sale of phenoxodiol.

The Company intends to continue the clinical development of phenoxodiol and to assess the opportunity to license other cancer drugs developed by Novogen as the opportunities arise.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of expenses associated with accounting and auditing, professional fees public relations and administration fees paid to Novogen under the terms of the services agreement. Total selling, general and administrative expenses for the six months ended December 31, 2003 were $281,000 a decrease of $26,000 verses the six months ended December 31, 2002 amount of $307,000. The decrease was primarily due to a reduction in public relation expenses and legal fees, partially offset by an increase in share registry costs. Selling general and administrative expenses amounted to $174,000 for the three months ended December 31, 2003, an increase of $12,000 over the three months ended December 2002.

Foreign Exchange Gains/(Losses)

Foreign exchange gains/losses occur when revaluing cash denominated in foreign currencies and upon consolidation of MEI’s wholly owned Australian subsidiary Marshall Edwards Pty Ltd (“MEPL”), which has US dollars as its functional currency and also has foreign currency transactions. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. For the six months ended December 31, 2003 exchange gains were $68,000 compared to exchange losses of $27,000 for the six months ended December 31, 2002. Foreign exchange gains were $63,000 for the three months ended December 31, 2003 and $63,000 for the three months ended December 31, 2002.

Liquidity and Capital Resources

At December 31, 2003, the Company had cash resources of $32,304,000 compared to $7,244,000 at June 30, 2003. The increase is due almost exclusively to the sale of common stock through the exercise of warrants in November 2003 and as a result of a public offering of common stock units in December 2003. Funds are invested in short-term money market accounts, pending use. The implementation of the business plan is dependent on the Company’s ability to maintain adequate cash resources to complete the clinical development program.

Cash used in operating activities for the six months ended December 31, 2003 was $1,487,000 compared to $1,043,000 for the same period in 2002. The loss from operations of $5,796,000 for the six months ended December 31, 2003 included a provision of $4,500,000 representing the amounts due to Novogen under the terms of the licence agreement ($500,000 had been provided in the prior year). The increase in cash outflow of $444,000 resulted from payments of operating expenses including clinical trial costs and drug supplies.

Cash provided from financing activities for the six months ended December 31, 2003 was $26,578,000.

In November 2003, 2,514,000 warrants were exercised at an exercise price of $4.00. These warrants were issued as part of the sale of common stock in May 2002. Proceeds from the exercise of the warrants were $10,056,000.

In December 2003, the Company completed an initial public offering in the United States of 2,392,000 common stock units at an initial public offering price of $7.50 per unit. Each common stock unit consists of:

•	one share of common stock; and

•	one warrant to purchase a share of common stock at an exercise price equal to $9.00.

The net proceeds of the December 2003 offering to the Company were approximately $15,509,000. At December 31, 2003 offering expenses of $1,013,000 were included in accounts payable and accrued expenses.

The Company intends to use the proceeds of the offering as follows:

•	Approximately $1.1 million to commence Phase II clinical trials of phenoxodiol as a monotherapy in earlier stage cancers;

•	Approximately $4.2 million to commence Phase II clinical trials of phenoxodiol in combinational therapy with other anti-cancer drugs for late stage chemo-resistant tumors; and

•	The balance for other corporate purposes, including potential payments to Novogen under the terms of the license agreement, potential licensing of other cancer compounds developed by Novogen and potential expansion of the clinical trial program for phenoxodiol to include other forms of cancer.

Based on current plans, the Company believes that it will have sufficient cash resources to fund operations at least through the end of the current fiscal year and to complete the current Phase lb/IIa and Phase II clinical trial program, commence Phase II clinical trials of phenoxodiol as a monotherapy in early stage cancer, and to commence Phase II clinical trials of phenoxodiol in combinational therapy with other anti-cancer drugs for late stage chemo resistant tumors. Ongoing operations through the conduct of the clinical trial program will continue to consume cash resources without generating revenues.

If the Phase III clinical program, which is a multi-center study measuring efficacy in a large number of patients is undertaken, additional funds will be required to complete the program. The Company is not able to reasonably estimate at this time either the amount required or when that amount will need to be raised. This will to a large extent be influenced by the number of patients enrolled in the trial, which can only be determined accurately upon completion of Phase II trials. If the Phase II trials are successful the Company will seek to raise the funds required to complete Phase III trials or enter into a collaborative arrangement with a major pharmaceutical company.

The Company must pay amounts to Novogen under the license agreement with Novogen when certain milestones are met. For details of the amounts payable see note 7 to the Financial Statements “Related Party Transactions”, included under Item 1.

The Company does not intend to incur any significant capital expenditures in the foreseeable future.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company places cash in “on call” deposits with high quality financial institutions.

The Company does not use derivative financial instruments.

The Company does not consider the effects of interest rate movements to be a material risk to its financial condition.

Foreign Currency Risk

The Company conducts a portion of its business in various currencies, primarily in U.S. and Australian dollars. At December 31, 2003, the Company had not established a foreign currency hedging program. Net foreign exchange gains during the six months ended December 31, 2003 were $68,000 compared with net exchange losses of $27,000 during the six months ended December 31, 2002. Foreign exchange losses occur upon consolidation of the Company’s wholly-owned subsidiary Marshall Edwards Pty Ltd which has a U.S. dollar functional currency and also has foreign currency transactions and whose accounts are denominated in Australian dollars.

The Company does not consider the effects of foreign currency movements to be a material risk to its financial condition.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company believes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II OTHER INFORMATION
Item 2: Changes in Securities and Use of Proceeds

(c)     In November 2003, the Company issued 2,514,000 shares of common stock upon the exercise of 2,514,000 of the warrants issued in May 2002. Shares of 875,000 were issued upon exercise of the warrants to Oppenheimer International Growth Funds, 875,000 of the shares issued upon exercise of the warrants were issued to Mass Mutual International Equity Fund, 175,000 of the shares upon exercise of the warrants were issued to MEI Phase II LP, 100,000 of the shares issued upon exercise of the warrants were issued to Fosters Stockbroking Nominees Pty Ltd, 20,000 of the shares issued upon exercise of the warrants were issued to Mr. John P. O’Connor, 110,000 of the shares issued upon exercise of the warrants were issued to Leominster Company Ltd., 168,500 of the shares issued upon exercise of the warrants were issued to Liberty Square Offshore Partners, 81,500 of the shares issued upon exercise of the warrants were issued to Liberty Square Partners LP, 100,000 of the shares issued upon exercise of the warrants were issued to ELL & Co. and 9,000 of the shares issued upon exercise of the warrants were issued to Winterflood Securities Ltd. The Company received $10,056,000 in connection with the exercise of the warrants. No general solicitation was made by either the Company or any person acting on it’s behalf; the shares issued upon exercise of the warrants are subject to transfer restrictions; and certificates for the shares contain appropriate legends stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. No underwriters were involved in the foregoing sales of securities. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 or Regulation S promulgated thereunder with respect to the securities offered and sold outside the United States to investors who were neither citizen nor residents of the United States.

(d)     The effective date of the registration statement (Registration No. 333-109129) filed on Form S-1 and registration statement (Registration No. 333-111291) filed on Form S-1 pursuant to Rule 462(b), both relating to the initial public offering in the United States of common stock units (each unit consisting of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at an exercise price of $9.00 per share), was December 17, 2003. The Company registered a total of (i) 2,392,000 common stock units at an aggregate offering price of $15,640,000; (ii) 2,392,000 shares of common stock underlying the units; (iii) 2,392,000 warrants underlying the units and (iv) 2,392,000 shares of common stock underlying the warrants. The Company sold 2,392,000 common stock units at a price of $7.50 per unit for an aggregate offering price of $17,940,000. Janney Montgomery Scott LLC acted as underwriter and dealer manager for the offering. The offering commenced on December 18, 2003 and closed on December 23, 2003. Proceeds to the Company from the offering, after deduction of underwriting discounts and commissions of approximately $806,000 and offering costs of approximately $1.6 million, totalled approximately $15.5 million. None of the expenses incurred in the offering were direct or indirect payments to directors, officers, general partners or their associates, to persons owning 10% or more of any class of equity securities or to affiliates. As of December 31, 2003, the Company had not used any of the proceeds of the offering. During the period following the offering through December 31, 2003, the Company had sufficient cash resources on hand before taking into account the proceeds of the offering to meet working capital and other needs. All proceeds of the offering have been invested in short-term money market accounts.

The Company intends to use the amount invested in short-term money market accounts as follows:

•	Approximately $1.1 million to commence Phase II clinical trials of phenoxodiol as a monotherapy in earlier stage cancers;

•	Approximately $4.2 million to commence Phase II clinical trials of phenoxodiol in combinational therapy with other anti-cancer drugs for late stage chemo-resistant tumors; and

•	The balance for other corporate purposes, including potential payments to Novogen under the terms of the license agreement, potential licensing of other cancer compounds developed by Novogen and potential expansion of the clinical trial program for phenoxodiol to include other forms of cancer.

On February 5, 2004, $5 million of the offering proceeds were paid to Novogen pursuant to the license agreement.

The occurrence of unforeseen events, opportunities or changed business conditions, however, could cause us to use the net proceeds of the U.S. initial public offering in a manner other than as described above.

Item 4: Submission of Matters to a Vote of Security Holders

On December 9, 2003, the Company held it’s annual meeting of stockholders. At the meeting, Stephen Breckenridge and Professor David M. de Kretser were elected as directors by the stockholders to hold office until the annual meeting of stockholders in 2006 and until their respective successors are elected and qualified.

The votes with respect to the election of directors were cast in the following manner:

	For	Withheld

Name	(number of votes)

Stephen Breckenridge	49,695,000	0
Professor David M. de Kretser	49,695,000	0

The following are each of the Company’s other directors whose term of office as a director continued after the meeting: Dr. Graham Edmund Kelly; Christopher Naughton; Philip Andrew Johnston; and Professor Paul John Nestel.

Stockholders who intend to present proposals at the 2004 Annual Meeting of Stockholders must insure that such proposals are received by the Secretary not later than June 16, 2004. Such proposals must meet the requirements of SEC regulations to be eligible for inclusion in the Company’s 2004 proxy materials.

Item 6: Exhibits and Reports on Form 8-K

     a) Exhibits

Exhibit Index

Exhibits

3.1	Amended and Restated Certificates of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.2	Specimen Stock Certificate. (1)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(1)	Incorporated by reference to exhibits to the Registration Statement on Form S-1 filed on December 18, 2003, as amended (Reg. No. 333-109129).

(b)	The Company did not file any reports on Form 8-K during the three months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL EDWARDS, INC.

/s/ DAVID SEATON

David R. Seaton
Chief Financial Offer
(Duly Authorized Officer and Principal Financial Officer)

Date: February 10, 2004