Form 10-Q
period 2004-03-31
MARSHALL EDWARDS INC
filed 2004-05-14
CIK 1262104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the period ended March 31, 2004

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 000-50484

Marshall Edwards, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	51-0407811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 Wicks Road, North Ryde, NSW, 2113 Australia
(Address of principal executive offices) (Zip Code)

(011) 61 2 8877- 6196
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

As of April 30, 2004, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 56,938,000.

MARSHALL EDWARDS, INC.

INDEX

Page
PART I FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)	3
Consolidated Balance Sheets as of March 31, 2004 and June 30, 2003	3
Consolidated Statements of Operations for the three months and nine months ended March 31, 2004 and 2003 and for the period from December 1, 2000 (inception) through March 31, 2004	4
Consolidated Statements of Cash Flows for the nine months ended March 31, 2004 and 2003 and for the period from December 1, 2000 (inception) through March 31, 2004	5

Consolidated Statement of Stockholders’ Equity	6
Notes to Consolidated Financial Statements	7
Item 2: Management’s discussion and Analysis of Financial Condition and Results of Operation	13
Item 3: Quantitative and Qualitative Disclosures about Market Risk	20
Item 4: Controls and Procedures	21
PART II OTHER INFORMATION
Item 2: Changes in Securities and Use of Proceeds	22
Item 6: Exhibits and Reports on Form 8-K	23
SIGNATURES	24

PART I FINANCIAL INFORMATION
Item 1: Financial Statements

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	March 31,	June 30,
	2004	2003
	(unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$25,546	$7,244
Prepaid expenses and other current assets	14	42

Total current assets	25,560	7,286

Total assets	$25,560	$7,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$140	$433
Accrued expenses	440	278
Amount due to parent company	837	642

Total current liabilities	1,417	1,353
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 100,000 shares, none outstanding	—	—
Common stock, $0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 56,938,000 at March 31, 2004 and 52,032,000 at June 30, 2003	—	—
Additional paid-in capital	34,636	9,058
Deficit accumulated during development stage	(10,493)	(3,156)
Accumulated other comprehensive income	—	31

Total stockholders’ equity	24,143	5,933

Total liabilities and stockholders’ equity	$25,560	$7,286

See accompanying notes.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

					Period from
					December 1,
					2000 (Inception)
	Three Months Ended		Nine Months Ended		through
	March 31,		March 31,		March 31,
	2004	2003	2004	2003	2004
Revenues:
Interest and other income	$75	$36	$121	$115	$273

Total revenues	75	36	121	115	273

Operating expenses:
Research and devolpment	(690)	(532)	(1,819)	(1,527)	(3,912)
License fees	(500)	—	(5,000)	—	(5,500)
Selling, general and administrative	(405)	(140)	(686)	(446)	(1,373)
Foreign exchange gains(losses)	(21)	39	47	12	20

Total operating expenses	(1,616)	(633)	(7,458)	(1,961)	(10,765)

Loss from operations	(1,541)	(597)	(7,337)	(1,846)	(10,492)
Income tax expense	—	—	—	—	(1)

Net loss arising during development stage	$(1,541)	$(597)	$(7,337)	$(1,846)	$(10,493)

Net loss per common share:
Basic and diluted	$(0.027)	$(0.011)	$(0.136)	$(0.035)

Weighted average common shares outstanding	56,938,000	52,023,000	54,098,411	52,023,000

See accompanying notes.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
			December 1, 2000
			(Inception)
	Nine Months Ended		through
	March 31,		March 31,
	2004	2003	2004
Operating activities
Net loss arising during development stage	(7,337)	(1,846)	(10,493)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	28	(3)	(14)
Accounts payable	(292)	433	144
Accrued expenses	162	—	578
Amounts due to parent company	195	—	695

Net cash used in operating activities	(7,244)	(1,416)	(9,090)
Financing activities
Net proceeds from issuance of Common Stock	25,577	—	34,636

Net cash provided by financing activities	25,577	—	34,636
Effect of exchange rate changes on cash and cash equivalents	(31)	—	—
Net increase (decrease) in cash and cash equivalents	18,302	(1,416)	25,546
Cash and cash equivalents at beginning of period	7,244	9,164	—

Cash and cash equivalents at end of period	25,546	7,748	25,546

Income taxes paid	—	1	1

See accompanying notes.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

			Deficit
			accumulated	Accumulated
			during	other
		Additional paid	development	comprehensive
	Common Stock	in capital	stage	income/(loss)	Total
	(shares)
Balance at June 30, 2003	52,032,000	$9,058	$(3,156)	$31	$5,933
Net loss from operations for the nine months					—
to March 31, 2004			(7,337)		(7,337)
Foreign currency translation adjustments				(31)	(31)

Comprehensive Loss					(7,368)
Common Stock issued November 30, 2003	2,514,000	10,056			10,056
Common Stock issued December 18, 2003 (including 2,392,000 warrants)	2,392,000	15,522			15,522

Balance at March 31, 2004	56,938,000	$34,636	$(10,493)	$—	$24,143

See accompanying notes.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2004

1. Organization and Basis of Preparation of Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Marshall Edwards, Inc. (“MEI”) believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004 or any other period. The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date. The financial statements and notes should be read in conjunction with the audited financial statements for the year ended June 30, 2003 which were included in the MEI’s Amendment No. 3 to Form S-1 filed December 10, 2003.

MEI is a development stage company incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited, an Australian pharmaceutical company. MEI commenced operations in May 2002. MEI, including its wholly-owned Australian subsidiary, Marshall Edwards Pty. Limited (“MEPL”) (together the “Company”) is a pharmaceutical company with a primary focus on the development and commercialization of drugs for the treatment of cancer. The Company is presently engaged in the clinical development and commercialization of a drug candidate called phenoxodiol. The Company intends to develop phenoxodiol for use in a wide range of human cancers. The Company operates primarily in Australia and the United States.

Novogen Limited and certain of its subsidiary companies (collectively “Novogen”), have granted to the Company a worldwide, non transferable license under their patent and patent applications and in their know-how to conduct clinical trials and commercialize and distribute all forms of delivering phenoxodiol in the field of prevention, treatment and cure of cancer in humans except topical applications. In addition, the Company has an exclusive first right and an exclusive last right to match any proposed dealing by Novogen of its intellectual property rights with a third party relating to synthetic pharmaceutical compounds (other than phenoxodiol), that have known or potential applications in the field of prevention, treatment or cure of cancer in humans all forms other than topical applications.

The Company’s initial business focus is to continue the clinical program currently under way for the development and commercialization of phenoxodiol.

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

In June 2003, 9,000 warrants were exercised, resulting in proceeds to the Company of $36,000. In November 2003 the remaining 2,514,000 warrants were exercised at an exercise price of $4.00 per share resulting in proceeds to the Company of $10,056,000.

In December 2003, the Company sold 2,392,000 common stock units at a public offering price of $7.50 per unit. Each common stock unit consisted of:

•	one share of common stock; and

•	one warrant to purchase a share of common stock, exercisable prior to December 18, 2006 at an exercise price equal to $9.00.

In connection with the December 2003 offering, the Company’s common stock and warrants commenced trading separately on the Nasdaq National Market. The Company received proceeds of $15,522,000, net of $2,418,000 transaction costs in the December 2003 offering. Following the offering, Novogen Limited retained 86.9% of the Company’s common stock.

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

Cash and cash equivalents

Cash on hand and in banks and short-term deposits are stated at the nominal value. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Substantially all of the Company’s cash is deposited in financial institutions that are FDIC insured. These deposits are in excess of the FDIC insurance limits.

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

Stock-Based Compensation

The Company’s stock option plan provides for the grant of options to the Company’s directors, employees, employees of the Company’s affiliates and certain of the Company’s contractors and consultants. To date no options have been issued under the plan.

Basic and Diluted Loss Per Share

Basic and diluted earnings or loss per share is calculated in accordance with FASB Statement No. 128, “Earnings Per Share.” In computing basic earnings or loss per share, the dilutive effect of stock options are excluded, whereas for diluted earnings per share they are included unless the effect is anti-dilutive.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in Stockholders’ Equity that are excluded from net loss. Comprehensive loss for all periods presented has been reflected in the Consolidated Statement of Stockholders’ Equity.

3. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(In Thousands, except share data)
Numerator
Net loss arising during development stage	(1,541)	(597)	(7,337)	(1,846)
Effect of dilutive securities	—	—	—	—

Numerator for diluted earnings per share	(1,541)	(597)	(7,337)	(1,846)

Denominator
Denominator for basic earnings per share - weighted-average shares	56,938,000	52,023,000	54,098,411	52,023,000
Effect of dilutive securities	—	—	—	—

Dilutive potential common shares	56,938,000	52,023,000	54,098,411	52,023,000

4. Financial Instruments

The fair value of financial assets and liabilities approximates their carrying value in the Consolidated Balance Sheets because they are short term and at market rates of interest.

5. Expenditure Commitments

At March, 31, 2004, the Company had contracted to conduct research and development expenditures of approximately $2,460,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. The amounts, assuming all treatment cycles are completed, are expected to be incurred as follows: $340,000 in the fiscal year ended June 30, 2004, $1,698,000 in the fiscal year ended June 30, 2005 and $422,000 in the fiscal year ended June 30, 2006. No amounts have been included for future payments to Novogen which may arise in connection with the license agreement, the services agreement or the manufacturing license and supply agreement. Payments in connection with these agreements are detailed in Note 7 “Related Party Transactions”

6. Segment Information

The Company’s focus is to continue the clinical program currently underway for the development and commercialization of phenoxodiol.

	Three Months Ended		Three Months Ended
	March 31, 2004		March 31, 2003
	USA	Australia	USA	Australia
Loss from operations	$(223)	$(1,318)	$(28)	$(569)
Segment assets at March 31	24,149	1,411	6,920	133

	Nine Months Ended		Nine Months Ended
	March 31, 2004		March 31, 2003
	USA	Australia	USA	Australia
Loss from operations	$(274)	$(7,063)	$(99)	$(1,747)

7. Related Party Transactions

License Agreement

The license agreement is an agreement under which Novogen’s subsidiary, Novogen Research Pty Limited, grants to MEPL a worldwide non-transferable license under its patent and patent applications and in its know-how to conduct clinical trials and commercialize and distribute phenoxodiol products. The agreement covers uses of phenoxodiol in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is nonexclusive. MEPL may terminate the agreement by giving three months’ notice to Novogen. MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum license fee payment due under the terms of the license agreement. This amount was accrued at December 31, 2003. Future amounts payable to Novogen under terms of the license agreement are as follows:

1. A second lump sum license fee of $5,000,000 is payable to Novogen on November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeds $50,000,000.

2. In addition to the amounts above, until the expiration of the exclusivity period of the license, MEPL must pay Novogen 2.5 % of all net sales and 25% of commercialization income. After the exclusivity period of the license, 1.5% of net sales must be paid to Novogen.

3. Amounts payable for annual milestone license fees under the license agreement for the calendar years ended December 31 are as follows:

Calendar Year
2004	$2,000,000
2005	$4,000,000
Each calendar year thereafter	$8,000,000

License Option Deed

The license option deed grants MEPL an exclusive right to accept and an exclusive right to match any proposed dealing by Novogen of its intellectual property rights with a third party relating to synthetic compounds (other than phenoxodiol) that have known or potential applications in the field of prevention, treatment or cure of cancer in humans in all forms other than topical applications.

Services Agreement

The Company does not currently intend to directly employ any staff. Under the terms of the services agreement, Novogen Limited or its subsidiaries have agreed to provide services reasonably required by the Company relating to the development and commercialization of phenoxodiol. Novogen has agreed to provide these services at cost plus a 10% mark-up. The Company may terminate the agreement on three months written notice to Novogen.

Manufacturing License and Supply Agreement

Under the terms of the manufacturing license and supply agreement, MEPL has granted to one of Novogen’s subsidiaries an exclusive, non-transferable sub license to manufacture and supply phenoxodiol in its primary manufactured form. Novogen’s subsidiary has agreed to supply phenoxodiol to MEPL for the clinical trial development program and phenoxodiol’s ultimate commercial use. Novogen will supply phenoxodiol at cost plus a 50% markup.

Transactions amounting to $468,654 and $1,375,110 were made under the services agreement and the manufacturing license and supply agreement with Novogen during the three months and nine months ended March 31, 2004, respectively. At March 31, 2004, $188,364 owed to Novogen is included in accounts payable.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation

Special Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Security Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this quarterly report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. The Company’s has based these forward-looking statements largely on current expectations and projections about future events and financial trends that it believes may affect financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	Company’s inability to obtain any additional required financing or financing available to the Company on acceptable terms;

•	the Company’s failure to successfully commercialize our product candidates;

•	costs and delays in the development and/or FDA approval, of the failure to obtain such approval, of the Company’s product candidates;

•	uncertainties in clinical trial results;

•	the Company’s inability to maintain or enter into, and the risks resulting from our dependence upon, collaboration or contractual arrangements necessary for the development, manufacture, commercialization, marketing, sales and distribution of any products;

•	competition and competitive factors;

•	the company’s inability to protect its patents or proprietary rights and obtain necessary rights to third party patents and intellectual property to operate its business;

•	the Company’s inability to operate its business without infringing the patents and proprietary rights of others;

•	general economic conditions;

•	the failure of any products to gain market acceptance;

•	technological changes;

•	government regulation and the receipt of the regulatory approvals;

•	changes in industry practice ; and

•	one time events.

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

Overview

MEI is a development stage company incorporated on December 1, 2000 as a wholly-owned subsidiary of Novogen. The Company commenced operations in May 2002 and its business purpose is the development and commercialization of drugs for the treatment of cancer. The Company is presently engaged in the clinical development of the anti-cancer drug phenoxodiol. Novogen’s subsidiary has granted to the Company’s subsidiary, a worldwide non-transferable license under its patent right and patent applications and its relevant know-how to conduct clinical trials and commercialize and distribute all forms of phenoxodiol for uses in the field of prevention, treatment, and cure of cancer in humans, except topical applications. Novogen currently owns approximately 86.9% of the outstanding shares of the Company’s common stock.

The Company’s main focus during fiscal year 2003 and in the nine months to March 31, 2004 was to undertake human clinical testing of phenoxodiol. The Company does not employ any staff directly but obtains services from Novogen under a services agreement. The Company has incurred losses since inception and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future as it expands research and development activities and moves phenoxodiol into later stages of development. As of March 31, 2004, the Company had accumulated losses of $10,493,000.

The Company has not generated any revenues from operations since inception other than interest on cash assets.

Expenses have consisted primarily of costs associated with conducting the clinical trials of phenoxodiol and costs incurred under the license agreement, the services agreement and the manufacturing license and supply agreements with Novogen and its subsidiaries, including the costs of the clinical trial drug supplies.

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

Clinical Trials Expenses

Estimates have been used in determining the expense liability under certain clinical trial contracts where services have been performed but not yet invoiced. The actual costs of those services could differ in amount and timing from the estimates used in completing the financial results.

Clinical trial expenses of $637,000 have been included in the financial statements for the nine months ended March 31, 2004, of which $430,000 has been accrued at March 31, 2004. These estimates are based on the number of patients in each trial and the patient treatment cycle.

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

Development Expenses

Research and development costs incurred since inception through March 31, 2004 amount to $3,912,000.

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

Results of Operations

Three Months Ended March 2004 and 2003

The Company recorded a consolidated loss of $1,541,000 and $597,000 for the three months ended March 2004 and 2003, respectively.

Revenues: The Company received interest on cash assets and cash equivalents of $75,000 for the three months ended March 31, 2004 versus $36,000 for the three months ended March 31, 2003. The increase was due to the Company’s higher cash balances following the Company’s December 2003 public offering.

Research and Development: Research and Development expenses increased $158,000 to $690,000 for the three months ended March 31, 2004 compared to $532,000 of the three months ended March 31, 2003. The increase was due primarily to the increase in cost of phenoxodiol supplied for use in the clinical trial program. Research and development expenses for the three months ended March 31, 2004 also include an initial payment of $20,000 due on commencement of the cervical cancer clinical trial being conducted at Yale University New Haven Hospital.

License Fees: Milestone license fees of $500,000 have been accrued in the three months ended March 31, 2004 in connection with the annual milestone license fee of $2,000,000 that is payable to Novogen on December 31, 2004 under the terms of the license agreement with Novogen.

Selling, General and Administrative: Selling, administrative and general expenses increased by $265,000 to $405,000 for the three months ended March 31, 2004 compared to $140,000 for the three months ended March 31, 2003. The increase was due primarily to the increase in costs associated with professional and other fees relating to compliance with United States reporting requirements. Other expenses including public relations also increased.

Foreign Exchange Gains/(Losses): Foreign exchange gains/losses occur when revaluing cash denominated in foreign currencies and upon consolidation of MEI’s wholly owned Australian subsidiary Marshall Edwards Pty Ltd (“MEPL”), which has U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Foreign exchange losses were $21,000 for the three months ended March 31, 2004 compared to gains of $39,000 for the three months ended March 31, 2003.

Nine Months Ended March 2004 and 2003

The Company recorded a consolidated loss of $7,337,000 and $1,846,000 for the nine months ended March 31, 2004 and 2003 respectively.

Revenues: The Company received interest of $121,000 on cash assets and cash equivalents for the nine months ended March 31, 2004 versus $115,000 for the nine months ended March 31, 2003 The increase was due to the higher cash balances following the exercise of the

Company’s outstanding Warrants in November 2003 and the Company’s December 2003 public offering.

Research and Development: Research and Development expenses increased $292,000 to $1,819,000 for the nine months ended March 31, 2004 compared to $1,527,000 of the nine months ended March 31, 2003. The increase was due primarily to the cost of phenoxodiol supplied for use in the clinical trial program which increased due to Novogen’s higher production costs and increased dosages.

License Fees: A license fee of $5,000,000 was paid to Novogen in February 2004 under the terms of the license agreement following the exercise of warrants and the receipt of proceeds from the public offering completed in December 2003 of which, $4,500,000 of license fee expense was included in the Consolidated Statement of Operations for the nine months ended March 2004. The remaining $500,000 had been expensed in the fiscal year ended June 30, 2003.

Milestone license fees of $500,000 have been accrued in the three months ended March 31, 2004 in connection with the milestone license fee of $2,000,000 that is payable to Novogen on December 31, 2004 under the terms of the license agreement with Novogen.

Selling, General and Administrative: Selling, administrative and general expenses increased $240,000 to $686,000 for the nine months ended March 31, 2004 compared to $446,000 for the nine months ended March 31, 2003. The increase occurred in the three months ended March 31, 2004 and was due primarily to the increase in the costs associated with professional and other fees relating to compliance with United States reporting requirements. Other expenses including public relations also increased.

Foreign Exchange Gains/(Losses): Foreign exchange gains/losses occur when revaluing cash denominated in foreign currencies and upon consolidation of MEPL, which uses US dollars as its functional currency and also engages transactions in foreign currency. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. For the nine months ended March 31, 2004 exchange gains were $47,000 compared to exchange gains of $12,000 for the nine months ended March 31, 2003.

Liquidity and Capital Resources

At March 31, 2004, the Company had cash resources of $25,546,000 compared to $7,244,000 at June 30, 2003. The increase is due almost exclusively to the sale of common stock through the exercise of warrants in November 2003 and as a result of a public offering of common stock units in December 2003. Funds are invested in short term market accounts, pending use. The implementation of the Company’s business plan is dependent on the Company’s ability to maintain adequate cash resources to complete the clinical development program.

Source and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended March 31, 2004 was $7,244,000 compared to $1,416,000 for the same period in 2003. The increase in cash outflow of $5,828,000 for the nine months ended March 31, 2004 included the payment of $5,000,000 to Novogen under the terms of the license agreement. The remaining cash outflow of $828,000 resulted from increased payments of operating expenses including clinical trial costs and drug supplies.

Cash Provided from Financing Activities

Cash provided from financing activities for the nine months ended March 31, 2004 was $25,577,000.

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

The Company intends to use the proceeds of the December 2003 public offering as follows:

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

Cash Requirements

Based on current plans, the Company believes that it will have sufficient cash resources to fund operations at least through the end of December 2004 and to complete the current Phase lb/IIa and Phase II clinical trial program, commence Phase II clinical trials of phenoxodiol as a monotherapy in early stage cancer, and to commence Phase II clinical trials of phenoxodiol in combinational therapy with other anti-cancer drugs for late stage chemo resistant tumors. Ongoing operations through the conduct of the clinical trial program will continue to consume cash resources without generating revenues.

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

The Company does not intend to incur any significant capital expenditures in the foreseeable future.

Contractual obligations

The following table summarizes our future payment obligations and commitments as of March 31, 2004:

(In thousands)	Payment due by period
		less than	1 - 3		More than
Contractual Obligations	Total	1 Year	Years	3 - 5 Years	5 Years
Long Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	$3,468	$2,666	$802	$—	$—
Other Long-term Lease Liabilities Reflected on the Balance Sheet under GAAP	—	—	—	—	—

Total	$3,468	$2,666	$802	$—	$—

Off-Balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company places cash in “on call” deposits with high quality financial institutions.

The Company does not consider the effects of interest rate movements to be a material risk to its financial condition. The Company does not use derivative financial instruments to hedge its risks associated with the fluctuations of interest rates.

Foreign Currency Risk

The Company conducts a portion of its business in various currencies, primarily in U.S. and Australian dollars. At March 31, 2004, the Company had not established a foreign currency hedging program. Net foreign exchange gains during the nine months ended March 31, 2004 were $47,000 compared with net exchange gains of $12,000 during the nine months ended March 31, 2003. Foreign exchange gains and losses occur upon consolidation of MEPL which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II OTHER INFORMATION
Item 2: Changes in Securities and Use of Proceeds

(d) The effective date of the registration statement (Registration No. 333-109129) filed on Form S-1 and registration statement (Registration No. 333-111291) filed on Form S-1 pursuant to Rule 462(b), both relating to the initial public offering in the United States of common stock units (each unit consisting of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at an exercise price of $9.00 per share), was December 17, 2003. Proceeds to the Company from the offering, after deduction of underwriting discounts and commissions of approximately $806,000 and offering costs of approximately $1,612,000, totalled approximately $15,522,000. As of March 31, 2004, the Company had used $6,758,000 of the proceeds of the offering of which, $5,000,000 was used to make the first license fee payment due to Novogen under the terms of the license agreement and $1,758,000 was used to pay the ongoing expenses of clinical trials., amounts due to Novogen under the services agreement and the manufacturing license and supply agreement and general corporate expenses. All remaining proceeds of the offering have been invested in short-term money market accounts.

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

Item 6: Exhibits and Reports on Form 8-K

     a) Exhibits

Exhibit Index

Exhibits
3.1	Amended and Restated Certificates of Incorporation. (1)
3.2	Amended and Restated Bylaws. (1)
4.2	Specimen Stock Certificate. (1)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(1)	Incorporated by reference to exhibits to the Registration Statement on Form S-1 filed on December 18, 2003, as amended (Reg. No. 333-109129).

(b)	The Company did not file any reports on Form 8-K during the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL EDWARDS, INC.

/s/ DAVID SEATON

David R. Seaton
Chief Financial Offer
(Duly Authorized Officer and Principal
Financial Officer)

Date: May 12, 2004