Form 10-Q
period 2004-09-30
MARSHALL EDWARDS INC
filed 2004-11-15
CIK 1262104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the period ended September 30, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                     to                    .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]  No [X]

As of October 30, 2004, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 56,938,000.

MARSHALL EDWARDS, INC.

INDEX

Page
PART I FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)	3
Consolidated Balance Sheets as of September 30, 2004 and June 30, 2004	3
Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003 and for the period from December 1, 2000 (inception) through September 30, 2004	4
Consolidated Statements of Cash Flows for the three months ended September 30, 2004 and 2003 and for the period from December 1, 2000 (inception) through September 30, 2004	5
Consolidated Statement of Stockholders’ Equity	6
Notes to Consolidated Financial Statements	7
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation	13
Item 3: Quantitative and Qualitative Disclosures about Market Risk	19
Item 4: Controls and Procedures	20

PART II OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6: Exhibits and Reports on Form 8-K	23

SIGNATURES	24

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MARSHALL EDWARDS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	September 30,	June 30,
	2004	2004
	(unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$23,782	$24,819
Prepaid expenses and other current assets	54	30

Total current assets	23,836	24,849

Total assets	$23,836	$24,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$86	$192
Accrued expenses	394	437
Amount due to parent company	1,644	1,278

Total current liabilities	2,124	1,907
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 100,000 shares, none outstanding	—	—
Common stock, $0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 56,938,000 at September 30, 2004 and 56,938,000 at June 30, 2004	—	—
Additional paid-in capital	34,636	34,636
Deficit accumulated during development stage	(12,924)	(11,694)
Accumulated other comprehensive income	—	—

Total stockholders’ equity	21,712	22,942

Total liabilities and stockholders’ equity	$23,836	$24,849

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

			Period from
			December 1,
			2000 (Inception)
	Three Months Ended		through
	September 30,		September 30,
	2004	2003	2004
Revenues:
Interest and other income	$67	$21	$412

Total revenues	67	21	412

Operating expenses:
Research and devolpment	(439)	(782)	(4,913)
License fees	(500)	(246)	(6,500)
Selling, general and administrative	(358)	(107)	(1,922)

Total operating expenses	(1,297)	(1,135)	(13,335)

Loss from operations	(1,230)	(1,114)	(12,923)
Income tax expense	—	—	(1)

Net loss arising during development stage	$(1,230)	$(1,114)	$(12,924)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding	56,938,000	52,032,000

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
			December 1, 2000
			(Inception)
	Three Months Ended		through
	September 30,		September 30,
	2004	2003	2004
Operating activities
Net loss arising during development stage	$(1,230)	$(1,114)	$(12,924)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(24)	24	(54)
Accounts payable	(106)	20	86
Accrued expenses	(43)	56	394
Amounts due to parent company	366	262	1,644

Net cash used in operating activities	(1,037)	(752)	(10,854)
Financing activities
Proceeds from issuance of Common Stock	—	—	38,124
Costs in connection with issuance of Common Stock	—	(174)	(3,488)
Amounts payable in connection with issuance of Common Stock	—	38	—

Net cash provided by financing activities	—	(136)	34,636
Effect of exchange rate changes on cash and cash equivalents	—	19	—
Net increase (decrease) in cash and cash equivalents	(1,037)	(869)	23,782
Cash and cash equivalents at beginning of period	24,819	7,244	—

Cash and cash equivalents at end of period	$23,782	$6,375	$23,782

Interest paid	—	—	—

Income taxes paid	$—	$1	$1

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY
(In thousands, except share data)
(Unaudited)

			Deficit
			accumulated	Accumulated
			during	other
		Additional paid in	development	comprehensive
	Common Stock	capital	stage	income/(loss)	Total
	(shares)
Balance at June 30, 2004	56,938,000	$34,636	$(11,694)	$—	$22,942
Net loss arising during development stage			(1,230)		(1,230)

Comprehensive Loss					(1,230)

Balance at September 30, 2004	56,938,000	$34,636	$(12,924)	$—	$21,712

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
(Unaudited)
September 30, 2004

1. Organization and Basis of Preparation of Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Marshall Edwards, Inc. (“MEI”) believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005 or any other period. The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2004 which were included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

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

Cash and cash equivalents

Cash on hand and in banks and short-term deposits are stated at the nominal value. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Most of the Company’s cash is deposited in financial institutions that are FDIC insured. These deposits are in excess of the FDIC insurance limits.

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

Translation of Marshall Edwards Pty Limited’s Financial Statements into U.S dollars does not have a material impact on the Company’s financial position.

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

3. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended
	September 30,
	2004	2003
	(In Thousands, except share data)
Numerator
Net loss arising during development stage	(1,230)	(1,114)
Effect of dilutive securities	—	—

Numerator for diluted earnings per share	(1,230)	(1,114)

Denominator
Denominator for basic earnings per share - weighted-average shares	56,938,000	52,032,000
Effect of dilutive securities	—	—

Dilutive potential common shares	56,938,000	52,032,000

4. Expenditure Commitments

At September, 30, 2004, the Company had contracted to conduct research and development expenditures of approximately $1,947,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. The amounts, assuming all treatment cycles are completed, are expected to be incurred as follows:

(In thousands)		Payment due by period
		less than 1			More than
Contractual Obligations	Total	Year	1 - 3 Years	3 - 5 Years	5 Years
Purchase Obligations	$1,947	$1,519	$428	$—	$—

Total	$1,947	$1,519	$428	$—	$—

No amounts have been included for future payments to Novogen which may arise in connection with the license agreement, the services agreement or the manufacturing license and supply agreement as future payments under the terms of the agreements are subject to termination provisions. Payments in connection with these agreements are detailed in Note 6 “Related Party Transactions”

5. Segment Information

The Company’s focus is to continue the clinical program currently underway for the development and commercialization of phenoxodiol.

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003
	USA	Australia	USA	Australia
Loss from operations	$(74)	$(1,156)	$(6)	$(1,108)
Segment assets at September 30	15,374	8,462	8,930	2,921

6. Related Party Transactions

License Agreement

The license agreement is an agreement under which Novogen’s subsidiary, Novogen Research Pty Limited, grants to MEPL a worldwide non-transferable license under its patent and patent applications and in its know-how to conduct clinical trials and commercialize and distribute phenoxodiol products. The agreement covers uses of phenoxodiol in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is nonexclusive. MEPL may terminate the agreement by giving three months’ notice to Novogen. MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum license fee payment due under the terms of the license agreement. This amount was accrued at December 31, 2003. Future amounts payable to Novogen under terms of the license agreement are as follows:

1. A second lump sum license fee of $5,000,000 is payable to Novogen on November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeds $50,000,000. The company has not yet reached these preconditions for payment.

2. In addition to the amounts above, until the expiration of the exclusivity period of the license, MEPL must pay Novogen 2.5% of all net sales and 25% of commercialization income. After the exclusivity period of the license, 1.5% of net sales must be paid to Novogen.

3. In addition to the amounts above, amounts payable for annual milestone license fees under the license agreement for the calendar years ended December 31 are as follows:

Calendar Year
2004	$2,000,000
2005	$4,000,000
Each calendar year thereafter during the exclusivity period	$8,000,000

At June 30, 2004 an amount of $1,000,000 was accrued and reflected in amounts due to the parent company, being 50% of the $2,000,000 milestone payment payable to Novogen on December 31, 2004 under the terms of the license agreement with Novogen. Milestone license fees of $500,000 have been accrued in the three months ended September 30, 2004 in connection with the payment due December 31, 2004.

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

Transactions giving rise to expenditure amounting to $253,000 and $226,000 were made under the services agreement with Novogen during the three months ended September 30, 2004 and 2003 respectively.

At September 30, 2004 and 2003, $85,000 and $93,000, respectively, was due and owing to Novogen under the services agreement and is included in amounts due to parent company.

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

Transactions giving rise to expenditure amounting to $120,000 and $207,000 were made under the manufacturing license and supply agreement with Novogen during the three months ended September 30, 2004 and 2003 respectively.

At September 30, 2004 and 2003, $69,000 and $50,000, respectively, was due and owing to Novogen under the manufacturing and supply agreement and is included in amounts due to parent company.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation

Special Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Security Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this quarterly report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on current expectations and projections about future events and financial trends that it believes may affect financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	the Company’s inability to obtain any additional required financing or financing available to the Company on acceptable terms;

•	the Company’s failure to successfully commercialize its product candidates;

•	costs and delays in the development and/or receipt of FDA or other required governmental approvals, or the failure to obtain such approvals, for the Company’s product candidates;

•	uncertainties in clinical trial results;

•	the Company’s inability to maintain or enter into, and the risks resulting from our dependence upon, collaboration or contractual arrangements necessary for the development, manufacture, commercialization, marketing, sales and distribution of any products;

•	competition and competitive factors;

•	the company’s inability to protect its patents or proprietary rights and obtain necessary rights to third party patents and intellectual property to operate its business;

•	the Company’s inability to operate its business without infringing the patents and proprietary rights of others;

•	general economic conditions;

•	the failure of any products to gain market acceptance;

•	technological changes;

•	government regulation generally and the receipt of the regulatory approvals;

•	changes in industry practice ; and

•	one time events.

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

The Company’s main focus during fiscal year 2004 and in the three months to September 30, 2004 was to undertake human clinical testing of phenoxodiol. During the three months ended September 30, 2004 the Company continued to recruit patients into the existing clinical trial program. In November 2004, the Company announced that the U.S. Food and Drug Administration (FDA) has granted phenoxodiol Fast Track status for its intended use as a chemo-sensitizing agent in patients with recurrent late stage ovarian cancer. Under the FDA Modernization Act of 1997, designation as a Fast Track product means that phenoxodiol is eligible for certain accelerated marketing approval programs.

The Company does not employ any staff directly but obtains services from Novogen under a services agreement. The Company has incurred losses since inception and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future as it expands research and development activities and moves phenoxodiol into later stages of development. As of September 30, 2004, the Company had accumulated losses of $12,924,000.

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

Development Expenses

Research and development costs incurred since inception through September 30, 2004 amount to $4,913,000.

Research and development costs include clinical trial expenses and are expensed as they are incurred and are expected to increase in the future as the phenoxodiol clinical program progresses.

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

Clinical trial expenses of $305,000 have been accrued at September 30, 2004. These estimates are based on the number of patients in each trial and the patient treatment cycles completed or milestones achieved.

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

Results of Operations

Three Months Ended September 2004 and 2003

The Company recorded a consolidated loss of $1,230,000 and $1,114,000 for the three months ended September 2004 and 2003, respectively.

Revenues: The Company received interest on cash assets and cash equivalents of $67,000 for the three months ended September 30, 2004 versus $21,000 for the three months ended September 30, 2003. The increase was due to the Company’s higher cash balances following the Company’s December 2003 public offering.

Research and Development: Research and Development expenses decreased $343,000 to $439,000 for the three months ended September 30, 2004 compared to $782,000 for the three months ended September 30, 2003. The decrease was due primarily to a reduction in the amount of phenoxodiol needed for the current clinical trial program and a reduction in hospital costs due to the completion of the patient treatment cycles in the current trial program. We expect Research and Development expenses to increase in the future in accordance with the clinical trial program.

License Fees: Milestone license fees of $500,000 have been accrued in the three months ended September 30, 2004 in connection with the annual milestone license fee of $2,000,000 that is payable to Novogen on December 31, 2004 under the terms of the license agreement with Novogen.

Selling, General and Administrative: Selling, administrative and general expenses increased by $251,000 to $358,000 for the three months ended September 30, 2004 compared to $107,000 for the three months ended September 30, 2003. The increase was due primarily to the increase in costs associated with professional and other fees relating to compliance with United States securities reporting requirements and FDA regulations.

Foreign Exchange Gains/(Losses): Foreign exchange gains/(losses) occur when revaluing cash denominated in foreign currencies and upon consolidation of MEI’s wholly owned Australian subsidiary Marshall Edwards Pty Ltd (“MEPL”), which has U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars does not have a material impact on the Company’s financial position. Net foreign exchange losses during the three months ended September 30, 2004 were $23,000 compared with net exchange gains of $1,000 during the three months ended September 30, 2003.

Liquidity and Capital Resources

At September 30, 2004, the Company had cash resources of $23,782,000 compared to $24,819,000 at June 30, 2004. Funds are invested in short term market accounts, pending use. The implementation of the Company’s business plan is dependent on the Company’s ability to maintain adequate cash resources to complete the clinical development program.

The Company is also required to make payments under the terms of the License Agreement with Novogen as follows:

1. A second lump sum license fee of $5,000,000 is payable to Novogen on November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeds $50,000,000. We have not yet met these preconditions for payment.

2. In addition to the amounts above, until the expiration of the exclusivity period of the license, MEPL must pay Novogen 2.5% of all net sales and 25% of commercialization income. After the exclusivity period of the license, 1.5% of net sales must be paid to Novogen.

3. In addition to the amounts above, amounts payable for annual milestone license fees under the license agreement for the calendar years ended December 31 are as follows:

Calendar Year
2004	$2,000,000
2005	$4,000,000
Each calendar year thereafter during the exclusivity period	$8,000,000

At June 30, 2004 an amount of $1,000,000 was accrued and reflected in amounts due to the parent company, being 50% of the $2,000,000 milestone payment payable to Novogen on December 31, 2004 under the terms of the license agreement with Novogen. Milestone license fees of $500,000 have been accrued in the three months ended September 30, 2004 in connection with the payment due December 31, 2004.

Source and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the three months ended September 30, 2004 was $1,037,000 compared to $752,000 for the same period in 2003. The increase in cash outflow of $285,000 for the three months ended September 30, 2004 was due almost exclusively to the increased operating expenses and the timing of payments in accounts payable and accrued expenses.

Cash Requirements

Based on current plans, the Company believes that it will have sufficient cash resources to fund operations at least through the end of September 2005 and to complete the current Phase I and lb/IIa clinical trial program. Ongoing operations through the conduct of the clinical trial program will continue to consume cash resources without generating revenues.

If a Phase III clinical program, which is a multi-center study measuring efficacy in a large number of patients is undertaken, additional funds will be required to complete the program. The Company is not able to reasonably estimate at this time either the amount required or when that amount will need to be raised. This will to a large extent be influenced by the number of patients enrolled in the trial, which can only be determined accurately upon completion of Phase II trials. If the Phase II trials are successful the Company will seek to raise the funds required to complete Phase III trials or enter into a collaborative arrangement with a major pharmaceutical company.

Additional cash resources may also be required if a new cancer compound is developed by Novogen and the Company secures a license under the terms of the License Option Deed.

The Company must pay amounts to Novogen under the license agreement with Novogen when certain milestones are met. For details of the amounts payable see Note 6 to the Financial Statements “Related Party Transactions”, included under Item 1.

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

Foreign Currency Risk

The Company conducts a portion of its business in various currencies, primarily in U.S. and Australian dollars. At September 30, 2004, the Company had not established a foreign currency hedging program. Net foreign exchange losses during the three months ended September 30, 2004 were $23,000 compared with net exchange gains of $1,000 during the three months ended September 30, 2003. Foreign exchange gains and losses occur upon consolidation of MEPL which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars does not have a material impact on the Company’s financial position.

The Company does not consider the effects of foreign currency movements to be a material risk to its financial condition.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not designed nor were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The identified weakness in internal control over financial reporting and in disclosure controls is described below under the heading “Change in Internal Controls”.

Changes in Internal Controls

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

Ernst & Young also noted that our system of financial reporting was not designed to prepare financial statements in accordance with U.S. GAAP and that our system of internal control, in particular our processes to review and analyze elements of the financial statement close process and prepare consolidated financial statements in accordance with U.S. GAAP, has not reduced to a relatively low level the risk that errors in amounts that would be material in relation to those financial statements may occur and may not be detected within a timely period by management in the normal course of business.

In this regard, Ernst & Young have recommended that Novogen engage personnel with expertise or train existing personnel in the following areas:

•	U.S. GAAP;

•	financial reporting in accordance with the SEC regulations;

•	requirements of the Public Company Accounting Oversight Board; and

•	application of technical accounting pronouncements.

We have sought assurances from Novogen that it will promptly remedy the concerns raised by Ernst & Young and Novogen has presented to us a plan for addressing these concerns. We believe that Novogen’s plan is designed to ensure that the preparation of our consolidated financial statements, including the processes to review and analyze elements of our financial statement close process, is in accordance with U.S. GAAP and that relevant information about U.S. GAAP, SEC financial reporting requirements, and the requirements of the Public Company Accounting Oversight Board is available to those persons involved in the process by which our financial statements are prepared. Specifically Novogen’s plan provides for additional resources and further training of the Novogen accounting team including:

1)	the employment of additional accounting staff on the Novogen accounting team which will enable senior finance staff responsible for the preparation of U.S. GAAP financial reports to spend more time dealing with U.S. GAAP reporting issues;

2)	increasing the level of attendance at targeted U.S. GAAP and SEC reporting courses by senior Novogen finance staff responsible for the preparation of U.S. GAAP financial reports and SEC disclosure; and

3)	subscribing to additional information networks that provide publications and updates of SEC and U.S. GAAP releases and rule changes and of information about the requirements of the Public Company Accounting Oversight Board.

Progress on the implementation of Novogen’s plan to address the material weakness.

During the period covered by the report, Novogen has made significant progress in implementing its plan to address the identified material weakness.

Novogen has already recruited an additional degree qualified accountant, enabling senior finance staff responsible for the preparation of U.S. GAAP financial reports to spend more time dealing with U.S GAAP reporting issues. Additionally, Novogen’s senior finance staff has already committed to taking a number of training courses during the next six months, including the SEC Institute’s SEC Reporting Conference and the SEC Institute’s SEC Reporting Skills Workshop, and will continue to evaluate the merits of additional courses as they become available. Novogen has already begun to receive additional publications and updates of SEC, U.S. GAAP and Public Company Accounting Oversight Board requirements and will review the adequacy of this additional information within the next four months to determine whether additional resources are required.

Until we are satisfied that we have addressed our need for sufficient expertise in preparing financial statements required in our filings under the securities law we will seek to mitigate this weakness by conferring with our outside accounting advisors with respect to the technical requirements applicable to our financial statements.

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

PART II OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(b) The effective date of the registration statement (Registration No. 333-109129) filed on Form S-1 and registration statement (Registration No. 333-111291) filed on Form S-1 pursuant to Rule 462(b), both relating to the initial public offering in the United States of common stock units (each unit consisting of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at an exercise price of $9.00 per share), was December 17, 2003. Proceeds to the Company from the offering, after deduction of underwriting discounts and commissions of approximately $806,000 and offering costs of approximately $1,612,000, totalled approximately $15,522,000. As of September 30, 2004, the Company had used $8,522,000 of the proceeds of the offering of which, $5,000,000 was used to make the first license fee payment due to Novogen under the terms of the license agreement and $3,522,000 was used to pay the ongoing expenses of clinical trials, amounts due to Novogen under the services agreement and the manufacturing license and supply agreement and for general corporate expenses. All remaining proceeds of the offering have been invested in short-term money market accounts.

The Company intends to use the proceeds from the offering as follows:

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

     (b) Reports on Form 8-K.

On September 16, 2004 the Company filed a form 8-K to notify that it had dismissed Ernst & Young and appointed BDO as its independent auditor.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL EDWARDS, INC.

/s/ DAVID SEATON

David R. Seaton
Chief Financial Offer
(Duly Authorized Officer and Principal
Financial Officer)
Date: November 10, 2004