Form 10-Q
period 2004-12-31
MARSHALL EDWARDS INC
filed 2005-02-11
CIK 1262104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-50484

Marshall Edwards, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	51-0407811 (I.R.S. Employer Identification No.)

140 Wicks Road, North Ryde, NSW, 2113 Australia
(Address of principal executive offices) (Zip Code)

(011) 61 2 8877- 6196
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☑

As of January 31, 2005 the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 56,938,000.

MARSHALL EDWARDS, INC.

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)	3
	Consolidated Balance Sheets as of December 31, 2004 and June 30, 2004	3
	Consolidated Statements of Operations for the three months and six months ended December 31, 2004 and 2003 and for the period from December 1, 2000 (inception) through December 31, 2004	4
	Consolidated Statements of Cash Flows for the six months ended December 31, 2004 and 2003 and for the period from December 1, 2000 (inception) through December 31, 2004	5
	Consolidated Statement of Stockholders’ Equity	6
	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	15

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4:	Controls and Procedures	24

PART II	OTHER INFORMATION
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 4:	Submission of Matters to a Vote of Security Holders	26

Item 6:	Exhibits and Reports on Form 8-K	28

SIGNATURES		29
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I FINANCIAL INFORMATION

Item 1:	Financial Statements

MARSHALL EDWARDS, INC.

(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	December 31,	June 30,
	2004	2004

	(unaudited)	(Note 1)
ASSETS

Current assets
Cash and cash equivalents	$23,106	$24,819
Prepaid expenses and other current assets	20	30

Total current assets	23,126	24,849

Total assets	$23,126	$24,849

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$212	$192
Accrued expenses	445	437
Amount due to parent company	2,132	1,278

Total current liabilities	2,789	1,907

Stockholders’ equity:

Preferred stock, $0.01 par value, authorized 100,000 shares, none outstanding	—	—

Common stock, $0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 56,938,000 at December 31, 2004 and 56,938,000 at June 30, 2004	—	—

Additional paid-in capital	34,636	34,636

Deficit accumulated during development stage	(14,299)	(11,694)

Accumulated other comprehensive income	—	—

Total stockholders’ equity	20,337	22,942

Total liabilities and stockholders’ equity	$23,126	$24,849

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

					Period from
					December 1,
					2000 (Inception)
	Three Months Ended		Six Months Ended		through
	December 31,		December 31,		December 31,
	2004	2003	2004	2003	2004

Revenues:
Interest and other income	$64	$25	$131	$46	$476

Total revenues	64	25	131	46	476

Operating expenses:
Research and development	(543)	(346)	(982)	(1,129)	(5,456)
License fees	(500)	(4,250)	(1,000)	(4,500)	(7,000)
Selling, general and administrative	(396)	(111)	(754)	(213)	(2,318)

Total operating expenses	(1,439)	(4,707)	(2,736)	(5,842)	(14,774)

Loss from operations	(1,375)	(4,682)	(2,605)	(5,796)	(14,298)

Income tax expense	—	—	—	—	(1)

Net loss arising during development stage	$(1,375)	$(4,682)	$(2,605)	$(5,796)	$(14,299)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.09)	$(0.05)	$(0.11)

Weighted average common shares outstanding	56,938,000	53,356,097	56,938,000	52,694,048

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
			December 1,
			2000 (Inception)
	Six Months Ended		through
	December 31,		December 31,
	2004	2003	2004

Operating activities
Net loss arising during development stage	$(2,605)	$(5,796)	$(14,299)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	10	(22)	(20)
Accounts payable	20	(103)	212
Accrued expenses	8	(66)	445
Amounts due to parent company	854	4,500	2,132

Net cash used in operating activities	(1,713)	(1,487)	(11,530)

Financing activities
Proceeds from issuance of Common Stock	—	25,565	38,124
Costs in connection with issuance of Common Stock	—	—	(3,488)
Amounts payable in connection with issuance of Common Stock	—	1,013	—

Net cash provided by financing activities	—	26,578	34,636
Effect of exchange rate changes on cash and cash equivalents	—	(31)	—
Net increase (decrease) in cash and cash equivalents	(1,713)	25,060	23,106
Cash and cash equivalents at beginning of period	24,819	7,244	—

Cash and cash equivalents at end of period	$23,106	$32,304	$23,106

Interest paid	—	—	—

Income taxes paid	$—	$—	$1

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

			Deficit
			accumulated	Accumulated
			during	other
		Additional paid	development	comprehensive
	Common Stock	in capital	stage	income/(loss)	Total

	(shares)
Balance at June 30, 2004	56,938,000	$34,636	$(11,694)	$—	$22,942

Net loss arising during development stage			(2,605)		(2,605)

Comprehensive Loss					(2,605)

Balance at December 31, 2004	56,938,000	$34,636	$(14,299)	$—	$20,337

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2004

1. Organization and Basis of Preparation of Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Marshall Edwards, Inc. (“MEI”) believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005 or any other period. The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2004 which were included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

MEI is a development stage company incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited, an Australian pharmaceutical company. MEI commenced operations in May 2002. MEI, including its wholly-owned Australian subsidiary, Marshall Edwards Pty Limited (“MEPL”) (together the “Company”) is a pharmaceutical company with a primary focus on the development and commercialization of drugs for the treatment of cancer. The Company is presently engaged in the clinical development and commercialization of a drug candidate called phenoxodiol. The Company intends to develop phenoxodiol for use in a wide range of human cancers. The Company operates primarily in Australia and the United States.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Marshall Edwards, Inc. and its wholly-owned subsidiary, Marshall Edwards Pty Limited. Significant intercompany accounts and transactions have been eliminated on consolidation.

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

3. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

		(In Thousands, except share and per share data)
Numerator
Net loss arising during development stage	(1,375)	(4,682)	(2,605)	(5,796)
Effect of dilutive securities	—	—	—	—

Numerator for diluted earnings per share	$(1,375)	$(4,682)	$(2,605)	$(5,796)

Denominator

Denominator for basic earnings per share - weighted-average shares	56,938,000	53,356,097	56,938,000	52,694,048
Effect of dilutive securities	—	—	—	—

Dilutive potential common shares	56,938,000	53,356,097	56,938,000	52,694,048

Basic and diluted earnings per share	$(0.02)	$(0.09)	$(0.05)	$(0.11)

During the period presented the Company had warrants outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. The outstanding warrants consist of the following potential common shares:

	As at December 31,
	2004	2003

Outstanding Warrants	2,392,000	2,392,000

The warrants outstanding at December 31, 2004 have an exercise price of $9.00 per share and are exercisable prior to December 18, 2006.

4. Expenditure Commitments

At December, 31, 2004, the Company had contracted to conduct research and development expenditures of approximately $994,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. The amounts, assuming all treatment cycles are completed, are expected to be incurred as follows:

(In thousands)		Payment due by period
		less than 1	1 - 3		More than
Contractual Obligations	Total	Year	Years	3 - 5 Years	5 Years

Purchase Obligations	$994	$875	$119	$—	$—

Total	$994	$875	$119	$—	$—

No amounts have been included for future payments to Novogen which may arise in connection with the license agreement, the services agreement or the manufacturing license and supply agreement as future payments under the terms of the agreements are subject to termination provisions. Payments in connection with these agreements are detailed in Note 6 “Related Party Transactions”

5. Segment Information

The Company’s focus is to continue the clinical program currently underway for the development and commercialization of phenoxodiol.

	Three Months Ended		Three Months Ended
	December 31, 2004		December 31, 2003

	USA	Australia	USA	Australia

Loss from operations	$(104)	$(1,271)	$(45)	$(4,637)
Segment assets at December 31	15,281	7,845	30,133	2,235

	Six Months Ended		Six Months Ended
	December 31, 2004		December 31, 2003

	USA	Australia	USA	Australia

Loss from operations	$(178)	$(2,427)	$(51)	$(5,745)

6. Related Party Transactions

License Agreement

The license agreement is an agreement under which Novogen’s subsidiary, Novogen Research Pty Limited, grants to MEPL a worldwide non-transferable license under its patent and patent applications and in its know-how to conduct clinical trials and commercialize and distribute phenoxodiol products. The agreement covers uses of phenoxodiol in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the agreement by giving three months’ notice to Novogen. MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum license fee payment due under the terms of the license agreement. This amount was accrued at December 31, 2003. Future amounts payable to Novogen under terms of the license agreement are as follows:

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

At June 30, 2004 an amount of $1,000,000 was accrued and reflected in amounts due to the parent company, being 50% of the $2,000,000 milestone payment payable to Novogen on December 31, 2004 under the terms of the license agreement with Novogen. Milestone license fees of $1,000,000 have been accrued in the six months ended December 31, 2004 in connection with the payment due within 30 days following the end of the calendar year, December 31, 2004. The Company paid the $2,000,000 due to Novogen at the end of January 2005.

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

Transactions giving rise to expenditure amounting to $522,000 and $472,000 were made under the services agreement with Novogen during the six months ended December 31, 2004 and 2003, respectively. Of these amounts, $187,000 and $333,000 related to service fees paid to Novogen for research and development services provided in the six months ended December 31, 2004 and 2003, respectively, reflecting reduced time spent by Novogen research staff on the development of phenoxodiol. Additionally, $335,000 and $139,000 of the total expenditure during the six months ended December 31, 2004 and 2003 respectively related to costs incurred for administration and accounting services provided by Novogen. The increase related to compliance with United States securities reporting requirements.

At December 31, 2004 and 2003, $102,000 and $93,000, respectively, was due and owing to Novogen under the services agreement and is included in amounts due to parent company.

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

Transactions giving rise to expenditure amounting to $220,000 and $434,000 were made under the manufacturing license and supply agreement with Novogen during the six months ended December 31, 2004 and 2003, respectively.

At December 31, 2004 and 2003, $30,000 and $86,000, respectively, was due and owing to Novogen under the manufacturing license and supply agreement and is included in amounts due to parent company.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Special Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Security Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this quarterly report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on current expectations and projections about future events and financial trends that it believes may affect financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	the Company’s inability to obtain any additional required financing or financing available to the Company on acceptable terms.

•	the Company’s failure to successfully commercialize its product candidates;

•
costs and delays in the development and/or receipt of U.S. Food and Drug Administration (FDA) or other required governmental approvals, or the failure to obtain such approvals, for the Company’s product candidates;

•	uncertainties in clinical trial results and failure to meet regulatory requirements;

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

These risks are not exhaustive. Other sections of this quarterly report may include additional factors which could adversely impact business and financial performance. In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2004. Moreover, the Company operates in a very competitive and rapidly changing environment. You should not rely upon forward-looking statements as predictions of future events. The Company cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although it believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.

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

The Company’s main focus during fiscal year ended June 30, 2004 and in the six months to December 31, 2004 was to undertake human clinical testing of phenoxodiol. During the six months ended December 31, 2004 the Company continued to recruit patients into the existing clinical trial program.

During the six months ended December 31, 2004 the Company made significant progress in the clinical development of phenoxodiol. In November 2004, the Company announced preliminary data from the late stage prostate cancer trial being conducted at multiple sites in Australia. The data showed that phenoxodiol is biologically active as it reduced or stabilized Prostate Specific Anitgen (“PSA”) levels in 8 of 12 patients receiving the drug.

Also, in November 2004, the Company announced that the U.S. Food and Drug Administration (FDA) has granted intravenous phenoxodiol in combination with pacitaxel or cisplatin “fast track” status for its intended use as a chemo-sensitizing agent in patients with recurrent late stage ovarian cancer that is resistant or refractory to platins and taxanes. The Company also applied for and recently received, fast track designation from the FDA for oral phenoxodiol for prostatic adenocarcinoma that is refractory to both hormonal and cytotoxic chemotherapy. Under the FDA Modernization Act of 1997, designation as a “fast track product means that phenoxodiol is eligible for certain accelerated marketing approval programs. We cannot assure you that we will receive any regulatory approvals.

The Company does not employ any staff directly but obtains services from Novogen under a services agreement. The Company has incurred losses since inception and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future as it expands research and development activities and moves phenoxodiol into later stages of development. As of December 31, 2004, the Company had accumulated losses of $14,299,000.

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

Development Expenses

Research and development costs incurred since inception through December 31, 2004 aggregate to $5,456,000.

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

The duration and cost of clinical trials may vary significantly over the life of a project as a result of:

•	the number of sites included in the trials;

•	the length of time required to enroll suitable patients;

•	the number of patients that participate in the trials;

•	the end points and analyses required for regulatory approval; and

•	the efficacy and safety profile of the product.

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

Clinical Trial Expenses

Estimates have been used in determining the expense liability under certain clinical trial contracts where services have been performed but not yet invoiced. The actual costs of those services could differ in amount and timing from the estimates used in completing the financial results.

Clinical trial expenses of $330,000 have been accrued at December 31, 2004. These estimates are based on the number of patients in each trial and the patient treatment cycles completed or milestones achieved.

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

Results of Operations

Three Months Ended December 2004 and 2003

The Company recorded a consolidated loss of $1,375,000 and $4,682,000 for the three months ended December 31, 2004 and 2003, respectively.

Revenues: The Company received interest on cash assets and cash equivalents of $64,000 for the three months ended December 31, 2004 versus $25,000 for the three months ended December 31, 2003. The increase was due to the Company’s higher cash balances following the Company’s December 2003 public offering.

Research and Development: Research and Development expenses increased $197,000 to $543,000 for the three months ended December 31, 2004 compared to $346,000 for the three months ended December 31, 2003. The increase was due primarily to greater hospital costs arising from the completion of more patient treatment cycles in the current period. These costs were partially offset by a reduction in the R&D service charge from Novogen under the terms of the services agreement reflecting the lower costs incurred by Novogen and reduced time spent by Novogen personnel on the development of phenoxodiol as we focus more on the commercialization. We expect research and development clinical trial expenses to increase in the future in accordance with the planned “fast track” clinical trial program.

License Fees: Milestone license fees of $500,000 have been accrued in the three months ended December 31, 2004 in connection with the annual milestone license fee of $2,000,000 that is payable to Novogen, within 30 days, after December 31, 2004 under the terms of the license agreement with Novogen.

Selling, General and Administrative: Selling, administrative and general expenses increased by $285,000 to $396,000 for the three months ended December 31, 2004 compared to $111,000 for the three months ended December 31, 2003. The increase was due primarily to the increase in costs associated with professional fees and increased costs incurred for administration and accounting services provided by Novogen under the terms of the services agreement and other fees relating to compliance with United States securities reporting requirements and FDA regulations. Included in selling, general and administrative expenses are foreign exchange gains/(losses) which occur when revaluing cash denominated in foreign currencies and upon consolidation of MEI’s wholly owned Australian subsidiary Marshall Edwards Pty Ltd (“MEPL”). MEPL has U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars does not have a material impact on the Company’s financial position. Net foreign exchange losses during the three months ended December 31, 2004 were $16,000 compared with net exchange gains of $63,000 during the three months ended December 31, 2003.

Six Months Ended December 2004 and 2003

The Company recorded a consolidated loss of $2,605,000 and $5,796,000 for the six months ended December 31, 2004 and 2003, respectively.

Revenues: The Company received interest on cash assets and cash equivalents of $131,000 for the six months ended December 31, 2004 versus $46,000 for the six months ended December 31, 2003. The increase was due to the Company’s higher cash balances following the Company’s December 2003 public offering.

Research and Development: Research and development expenses decreased $147,000 to $982,000 for the six months ended December 31, 2004 compared to $1,129,000 for the six months ended December 31, 2003. The decrease was due primarily to a reduction in the amount of phenoxodiol needed for the current clinical trial program, which is nearing completion and a reduction in the R&D service charge from Novogen under the terms of the services agreement reflecting the lower costs incurred by Novogen and reduced time spent by Novogen personnel on the development of phenoxodiol as we focus more on the commercialization. We expect research and development expenses to increase in the future in accordance with the planned “fast track” clinical trial program.

License Fees: Milestone license fees of $1,000,000 have been accrued in the six months ended December 31, 2004 in connection with the annual milestone license fee of $2,000,000 that is payable to Novogen, within 30 days, after December 31, 2004 under the terms of the license agreement with Novogen.

Selling, General and Administrative: Selling, administrative and general expenses increased by $541,000 to $754,000 for the six months ended December 31, 2004 compared to $213,000 for the six months ended December 31, 2003. The increase was due primarily to the increase in costs associated with professional fees and increased costs incurred for administration and accounting services provided by Novogen under the terms of the services agreement and other fees relating to compliance with United States securities reporting requirements and FDA regulations. Included in selling, general and administrative expenses are foreign exchange gains and (losses) which occur when revaluing cash denominated in foreign currencies and upon consolidation of MEPL. MEPL has U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars does not have a material impact on the Company’s financial position. Net foreign exchange losses during the six months ended December 31, 2004 were $40,000 compared with net exchange gains of $68,000 during the six months ended December 31, 2003.

Liquidity and Capital Resources

At December 31, 2004, the Company had cash resources of $23,106,000 compared to $24,819,000 at June 30, 2004. Funds are invested in short term market accounts, pending use. The implementation of the Company’s business plan is dependent on the Company’s ability to maintain adequate cash resources to complete the clinical development program.

The Company is required to make payments under the terms of the License Agreement with Novogen as follows:

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

At June 30, 2004 an amount of $1,000,000 was accrued and reflected in amounts due to the parent company, being 50% of the $2,000,000 milestone payment payable to Novogen on December 31, 2004 under the terms of the license agreement with Novogen. Milestone license fees of $1,000,000 have been accrued in the six months ended December 31, 2004 in connection with the payment due within 30 days following the end of the calendar year, December 31, 2004. The Company paid the $2,000,000 due to Novogen at the end of January 2005.

Source and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the six months ended December 31, 2004 was $1,713,000 compared to $1,487,000 for the same period in 2003. The increase in cash outflow of $226,000 for the six months ended December 31, 2004 was due almost exclusively to the increased selling, general and administrative expenses partially offset by a reduction in research and development expenses and the timing of payments in accounts payable and accrued expenses.

Cash Requirements

The Company believes that it will have sufficient cash resources to fund existing operations at least through the end of December 2005 and to complete the current Phase I and lb/IIa clinical trial program. Ongoing operations through the conduct of the clinical trial program will continue to consume cash resources without generating revenues.

The Company is currently planning to conduct a pivotal clinical study following the FDA’s granting phenoxodiol fast track status. The trial will use phenoxodiol in combination with cisplatin and will test phenoxodiol’s efficacy as a chemo-sensitizing agent in late stage ovarian cancer patients who are refractory to cisplatin and taxanes. The Company is working with the FDA to develop a trial protocol which will determine the trial parameters including the number of treatment arms needed to be completed and the number of patients required to be tested in each arm.

The Company is still in the planning stage of the trial design and has not determined the cash resources needed to complete the trial.

Also, additional cash resources may be required if a new cancer compound is developed by Novogen and the Company secures a license under the terms of the License Option Deed. Novogen has notified the Company that its new anti-cancer compound NV-18 is now an “option compound” under the terms of the License Option Deed and that Novogen has commenced phase 1 clinical trials. The Company has commissioned an independent report on NV-18 and will review initial clinical results before making a decision to commence license negotiations with Novogen.

The Company must also pay the amounts to Novogen under the license agreement with Novogen when certain milestones are met. For details of the amounts payable see Note 6 to the Financial Statements “Related Party Transactions”, included under Item 1.

The Company does not intend to incur any significant capital expenditures in the foreseeable future.

The Company is currently assessing its future cash requirements needed to fund new clinical trial initiatives and licensing options available to it under the License Option Deed.

Off-Balance Sheet Arrangements

The company does not currently have any off-balance sheet arrangements.

Issued But Not Yet Effective Accounting Standards

Share-Based Payments

In December 2004, the FASB Issued Statement of Financial Accounting Standards No. 123R (Statement 123R), “Share-Based Payments”, the provisions of which become effective for the corporation in fiscal 2006. This Statement eliminates the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Statement 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement 123R is similar to the fair-value-based method disclosed under the provisions of Statement 123 in most respects, there are some differences. The Company’s stock option plan provides for the grant of options to the Company’s directors, employees, employees of the Company’s affiliates and certain of the Company’s contractors and consultants. To date no options have been issued under the plan. Statement 123R is effective for the Company in fiscal 2006.

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

Foreign Currency Risk

The Company conducts a portion of its business in various currencies, primarily in U.S. and Australian dollars. At December 31, 2004, the Company had not established a foreign currency hedging program. Net foreign exchange losses during the six months ended December 31, 2004 were $40,000 compared with net exchange gains of $68,000 during the six months ended December 31, 2003. Foreign exchange gains and losses occur upon consolidation of MEPL which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars does not have a material impact on the Company’s financial position.

The Company does not consider the effects of foreign currency movements to be a material risk to its financial condition.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not designed nor were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The identified weakness in internal control over financial reporting and in disclosure controls is described below under the heading “Changes in Internal Controls”.

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

Novogen has already recruited an additional degree qualified accountant, enabling senior finance staff responsible for the preparation of U.S. GAAP financial reports to spend more time dealing with U.S GAAP reporting issues. Additionally, Novogen’s senior finance staff have completed training courses including the SEC Institute’s SEC Reporting Conference and will continue to evaluate the merits of additional courses as they become available. Novogen has already begun to receive additional publications and updates of SEC, U.S. GAAP and Public Company Accounting Oversight Board requirements and will continue to review the adequacy of this additional information to determine whether additional resources are required.

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

(b) The effective date of the registration statement (Registration No. 333-109129) filed on Form S-1 and registration statement (Registration No. 333-111291) filed on Form S-1 pursuant to Rule 462(b), both relating to the initial public offering in the United States of common stock units (each unit consisting of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at an exercise price of $9.00 per share), was December 17, 2003. Proceeds to the Company from the offering, after deduction of underwriting discounts and commissions of approximately $806,000 and offering costs of approximately $1,612,000, totalled approximately $15,522,000. As of December 31, 2004, the Company had used $9,198,000 of the proceeds of the offering of which, $5,000,000 was used to make the first license fee payment due to Novogen under the terms of the license agreement and $4,198,000 was used to pay the ongoing expenses of clinical trials, amounts due to Novogen under the services agreement and the manufacturing license and supply agreement and for general corporate expenses. All remaining proceeds of the offering have been invested in short-term money market accounts.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Company held its annual meeting of stockholders on December 16, 2004.

(b)
Mr. Philip Johnston and Professor Paul John Nestel were elected at the annual meeting for a term of three years expiring at the 2007 annual meeting of stockholders and until their respective successors have been duly elected and qualified.

The following directors continued their term of office after the meeting:
Professor Graham Kelly
Mr. Christopher Naughton
Mr. Stephen Breckenridge
Professor David De Kretser

(c)
At the 2004 annual meeting, holders of the Company’s common stock, voted for the election of two members of the Company’s Board of Directors to serve for terms expiring at the annual meeting in 2007 and until their respective successors have been duly elected and qualified. Holders of the Company’s common stock also voted for the ratification of BDO as the Company’s independent registered public accountanting firm for the fiscal year ending June 30, 2005.

At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

				Withhold	Broker
Matter	For	Against	Abstain	authority	non-votes
1. Election of Directors Philip Johnston	52,239,285	—	—	—	—
Paul John Nestel	52,239,285	—	—	—	—

2. Ratification of the appointment of BDO as independent auditors for the fiscal year ending June 30, 2005.	52,258,803	3,803	300	—	—

Item 6:	Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit Index

Exhibits
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(b)	Reports on Form 8-K.

On September 16, 2004 the Company filed a Form 8-K to notify that it had dismissed Ernst & Young and appointed BDO as its independent auditor.

On October 21, 2004 the Company filed a Form 8-K/A relating to its dismissal of Ernst and Young and its appointment of BDO as its independent auditor.

On November 8, 2004 the Company filed a Form 8-K regarding its announcement that the U.S. Food Administration had granted the investigational anti-cancer drug, intravenous phenoxodiol, fast track status for its intended use in combination with paclitaxel or cisplatin in patients with recurrent ovarian cancer that is resistant or refractory to platins and taxanes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL EDWARDS, INC.
/s/ David Seaton
David R. Seaton
Chief Financial Offer (Duly Authorized Officer and Principal Financial Officer)

Date: February 9, 2005