Form 10-Q
period 2005-03-31
MARSHALL EDWARDS INC
filed 2005-05-13
CIK 1262104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 30, 2005 the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 56,938,000.

MARSHALL EDWARDS, INC.

INDEX

Page
PART I FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)	3
Consolidated Balance Sheets as of March 31, 2005 and June 30, 2004	3
Consolidated Statements of Operations for the three months and nine months ended March 31, 2005 and 2004 and for the period from December 1, 2000 (inception) through March 31, 2005	4
Consolidated Statements of Cash Flows for the nine months ended March 31, 2005 and 2004 and for the period from December 1, 2000 (inception) through March 31, 2005	5
Consolidated Statement of Stockholders’ Equity	6
Notes to Consolidated Financial Statements	7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation	14

Item 3: Quantitative and Qualitative Disclosures about Market Risk	23

Item 4: Controls and Procedures	24

PART II OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6: Exhibits and Reports on Form 8-K	27

SIGNATURES	28

PART I  FINANCIAL INFORMATION
Item 1: Financial Statements

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	March 31,	June 30,
	2005	2004
		(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$20,231	$24,819
Prepaid expenses and other current assets	270	30

Total current assets	20,501	24,849

Total assets	$20,501	$24,849

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$253	$192
Accrued expenses	309	437
Amount due to parent company	1,342	1,278

Total current liabilities	1,904	1,907

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 100,000 shares, none outstanding	—	—
Common stock, $0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 56,938,000 at March 31, 2005 and 56,938,000 at June 30, 2004	—	—
Additional paid-in capital	34,636	34,636
Deficit accumulated during development stage	(16,039)	(11,694)

Total stockholders’ equity	18,597	22,942

Total liabilities and stockholders’ equity	$20,501	$24,849

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

					Period from
					December 1,
					2000 (Inception)
	Three Months Ended		Nine Months Ended		through
	March 31,		March 31,		March 31,
	2005	2004	2005	2004	2005

Revenues:
Interest and other income	$71	$75	$202	$121	$547

Total revenues	71	75	202	121	547

Operating expenses:
Research and development	(494)	(690)	(1,476)	(1,819)	(5,950)
License fees	(1,000)	(500)	(2,000)	(5,000)	(8,000)
Selling, general and administrative	(317)	(426)	(1,071)	(639)	(2,635)

Total operating expenses	(1,811)	(1,616)	(4,547)	(7,458)	(16,585)

Loss from operations	(1,740)	(1,541)	(4,345)	(7,337)	(16,038)

Income tax expense	—	—	—	—	(1)

Net loss arising during development stage	$(1,740)	$(1,541)	$(4,345)	$(7,337)	$(16,039)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.14)

Weighted average common shares outstanding	56,938,000	56,938,000	56,938,000	54,098,411

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
			December 1, 2000
			(Inception)
	Nine Months Ended		through
	March 31,		March 31,
	2005	2004	2005

Operating activities
Net loss arising during development stage	$(4,345)	$(7,337)	$(16,039)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(240)	28	(270)
Accounts payable	61	(292)	253
Accrued expenses	(128)	162	309
Amounts due to parent company	64	195	1,342

Net cash used in operating activities	(4,588)	(7,244)	(14,405)

Financing activities
Proceeds from issuance of Common Stock	—	25,577	38,124
Costs in connection with issuance of Common Stock	—	—	(3,488)

Net cash provided by financing activities	—	25,577	34,636
Effect of exchange rate changes on cash and cash equivalents	—	(31)	—
Net increase (decrease) in cash and cash equivalents	(4,588)	18,302	20,231
Cash and cash equivalents at beginning of period	24,819	7,244	—

Cash and cash equivalents at end of period	$20,231	$25,546	$20,231

Interest paid	—	—	—

Income taxes paid	$—	$—	$1

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

			Deficit
			accumulated	Accumulated
			during	other
		Additional paid	development	comprehensive
	Common Stock	in capital	stage	income/(loss)	Total
	(shares)
Balance at June 30, 2004	56,938,000	$34,636	$(11,694)	$—	$22,942

Net loss arising during development stage			(4,345)		(4,345)
Comprehensive Loss					(4,345)

Balance at March 31, 2005	56,938,000	$34,636	$(16,039)	$—	$18,597

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2005

1. Organization and Basis of Preparation of Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Marshall Edwards, Inc. (“MEI”) believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005 or any other period. The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2004 which were included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

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

Novogen Limited and certain of its subsidiary companies (collectively “Novogen”), have granted to the Company a worldwide, non transferable license under their patents and patent applications and in their know-how to conduct clinical trials and commercialize and distribute all forms of delivering phenoxodiol in the field of prevention, treatment and cure of cancer in humans, except topical applications. In addition, the Company has an exclusive first right and an exclusive last right to match any proposed dealing by Novogen of its intellectual property rights with a third party relating to synthetic pharmaceutical compounds (other than phenoxodiol), that have known or potential applications in the field of prevention, treatment or cure of cancer in humans in all forms other than topical applications.

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

Cash and cash equivalents

Cash on hand and in banks and short-term deposits are stated at their nominal value. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Most of the Company’s cash is deposited in financial institutions that are FDIC insured. These deposits are in excess of the FDIC insurance limits.

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

Basic and Diluted Loss Per Share

Basic and diluted earnings or loss per share is calculated in accordance with FASB Statement No. 128, “Earnings Per Share.” In computing basic earnings or loss per share, the dilutive effect of stock options are excluded, whereas for diluted earnings per share they are included unless the effect is anti-dilutive. Since the Company has a loss for all periods presented, diluted and basic earnings per share are the same.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in Stockholders’ Equity that are excluded from net loss. Comprehensive loss for all periods presented has been reflected in the Consolidated

Statement of Stockholders’ Equity.

3. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(In Thousands, except share and per share data)
Numerator
Net loss arising during development stage	(1,740)	(1,541)	(4,345)	(7,337)
Effect of dilutive securities	—	—	—	—

Numerator for diluted earnings per share	$(1,740)	$(1,541)	$(4,345)	$(7,337)

Denominator
Denominator for basic earnings per share - weighted-average shares	56,938,000	56,938,000	56,938,000	54,098,411
Effect of dilutive securities	—	—	—	—

Dilutive potential common shares	56,938,000	56,938,000	56,938,000	54,098,411

Basic and diluted earnings per share	$(0.03)	$(0.03)	$(0.08)	$(0.14)

During the period presented the Company had warrants outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. Since the Company has a loss for all periods presented, diluted and basic earnings per share are the same. The outstanding warrants consist of the following potential common shares:

	As at March 31,
	2005	2004

Common shares issuable upon exercise of outstanding warrants	2,392,000	2,392,000

The warrants outstanding at March 31, 2005 have an exercise price of $9.00 per share and are exercisable prior to December 18, 2006.

4. Expenditure Commitments

At March, 31, 2005, the Company had contracted to conduct research and development expenditures of approximately $1,252,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. The amounts, assuming all treatment cycles are completed, are expected to be incurred as follows:

(In thousands)			Payment due by period
		less than 1	1 - 3		More than
Contractual Obligations	Total	Year	Years	3 - 5 Years	5 Years

Purchase Obligations	$1,252	$1,252	$—	$—	$—

Total	$1,252	$1,252	$—	$—	$—

No amounts have been included for future payments to Novogen which may arise in connection with the license agreement, the services agreement or the manufacturing license and supply agreement as future payments under the terms of the agreements are subject to termination provisions. Payments in connection with these agreements are detailed in Note 6 “Related Party Transactions”

5. Segment Information

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004
		(In Thousands)
	USA	Australia	USA	Australia

Loss from operations	$(81)	$(1,659)	$(223)	$(1,318)
Segment assets at March 31	15,175	5,326	24,149	1,411

	Nine Months Ended		Nine Months Ended
	March 31, 2005		March 31, 2004
(In Thousands)
	USA	Australia	USA	Australia

Loss from operations	$(259)	$(4,086)	$(274)	$(7,063)

6. Related Party Transactions

License Agreement

The license agreement is an agreement under which Novogen’s subsidiary, Novogen Research Pty Limited, grants to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute phenoxodiol products. The agreement covers uses of phenoxodiol in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the agreement by giving three months’ notice to Novogen. MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum license fee payment due under the terms of the license agreement. Also, MEPL paid $2,000,000 to Novogen in January 2005 which was the annual milestone license fee payment due under the license agreement. Future amounts payable to Novogen under terms of the license agreement are as follows:

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

3. In addition to the amounts above, amounts payable for annual milestone license fees under the license agreement for the calendar years ended December 31 are as follows:

Calendar Year

2005	$4,000,000
Each calendar year thereafter during the exclusivity period	$8,000,000

Milestone license fees of $1,000,000 have been accrued in the nine months ended March 31, 2005 in connection with the annual milestone payment of $4,000,000 due within 30 days following the end of the calendar year, December 31, 2005. The Company has paid the December 31, 2004 annual milestone license fee of $2,000,000 due to Novogen at the end of January 2005.

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

Transactions giving rise to expenditure amounting to $799,000 and $735,000 were made under the services agreement with Novogen during the nine months ended March 31, 2005 and 2004, respectively. Of these amounts, $287,000 and $519,000 related to service fees paid to Novogen for research and development services provided in the nine months ended March 31, 2005 and 2004, respectively, reflecting reduced time spent by Novogen research staff on the development of phenoxodiol. Additionally, $512,000 and $216,000 of the total expenditure during the nine months ended March 31, 2005 and 2004 respectively related to costs incurred for administration and accounting services provided by Novogen. The increase related to compliance with United States securities reporting requirements.

At March 31, 2005 and 2004, $101,000 and $93,000, respectively, was due and owing to Novogen under the services agreement and is included in amounts due to parent company.

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

Transactions giving rise to expenditure amounting to $372,000 and $640,000 were made under the manufacturing license and supply agreement with Novogen during the nine months ended March 31, 2005 and 2004, respectively.

At March 31, 2005 and 2004, $50,000 and $95,000, respectively, was due and owing to Novogen under the manufacturing license and supply agreement and is included in amounts due to parent company.

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

The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the financial statements and the notes thereto appearing elsewhere in this report.

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

The Company’s main focus during fiscal year ended June 30, 2004 and in the nine months to March 31, 2005 was to undertake human clinical testing of phenoxodiol. During the nine months ended March 31, 2005 the Company continued to recruit patients into the existing clinical trial programs.

During the nine months ended March 31, 2005 the Company made significant progress in the clinical development of phenoxodiol. In November 2004, the Company announced preliminary data from the late stage prostate cancer trial being conducted at multiple sites in Australia. The data showed that phenoxodiol is biologically active as it reduced or stabilized Prostate Specific Anitgen (“PSA”) levels in 8 of 12 patients receiving the drug.

Also, in November 2004, the Company announced that the U.S. Food and Drug Administration (FDA) has granted intravenous (IV) phenoxodiol in combination with pacitaxel or cisplatin “fast track” status for its intended use as a chemo-sensitizing agent in patients with recurrent late stage ovarian cancer that is resistant or refractory to platins and taxanes. In addition, in January 2005 the Company received fast track designation from the FDA for oral phenoxodiol for prostatic adenocarcinoma that is refractory to both hormonal and cytotoxic chemotherapy. Under the FDA Modernization Act of 1997, designation as a “fast track product means that phenoxodiol is eligible for certain accelerated marketing approval programs. We cannot assure you that we will receive any regulatory approvals.

In January 2005, the company announced that it had appointed a global research organization to manage its planned “pivotal” phase IIb multinational ovarian cancer study. The trial will be known as the Ovature trial. The Company is discussing trial design with the FDA to develop a trial protocol, including the number of treatment arms needed to be completed and the number of patients required to be tested in each arm that is intended to support marketing approval of phenoxodiol.

Under the terms of the Manufacturing License and Supply Agreement, Novogen is responsible for producing the required amount of phenoxodiol for our clinical program and subsequent commercial quantities. Novogen is currently undertaking formulation development and manufacturing process development work for both the IV and oral dose formulations. This work is being conducted to ensure that there is a robust production process which meets the expected commercial quantities of phenoxodiol and that both the IV and oral dose formulations are manufactured on a cost effective basis.

During this process Novogen has identified a number of excipients that may be used in the formulations of phenoxodiol. Excipients, among other things perform the function of a carrier of the active drug ingredient in the IV formulation. Some of these identified excipients or carriers may be included in third party patents in some countries. The company will seek a license if it chooses to use a patented excipient in the marketed IV product or it may choose one of those excipients that do not have a license requirement.

It is anticipated that the formulation and manufacturing process development work will be concluded during the year ended December 31, 2005.

The Company does not employ any staff directly but obtains services from Novogen under a services agreement. The Company has incurred losses since inception and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future as it expands research and development activities and moves phenoxodiol into later stages of development. As of March 31, 2005, the Company had accumulated losses of $16,039,000.

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

Development Expenses

Research and development costs incurred since inception through March 31, 2005 aggregate to $5,950,000.

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

Clinical trial expenses of $257,000 have been accrued at March 31, 2005. These estimates are based on the number of patients in each trial and the patient treatment cycles completed or milestones achieved.

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

Results of Operations

Three Months Ended March 2005 and 2004

The Company recorded a consolidated loss of $1,740,000 and $1,541,000 for the three months ended March 31, 2005 and 2004, respectively.

Revenues: The Company received interest on cash assets and cash equivalents of $71,000 for the three months ended March 31, 2005 versus $75,000 for the three months ended March 31, 2004. The decrease was due to the Company’s lower cash balances.

Research and Development: Research and Development expenses decreased $196,000 to $494,000 for the three months ended March 31, 2005 compared to $690,000 for the three months ended March 31, 2004. The decrease was primarily due to a reduction in the R&D service charge from Novogen under the terms of the services agreement reflecting the lower costs incurred by Novogen and reduced time spent by Novogen personnel on the development of phenoxodiol as we focus more on the commercialization. We expect research and development clinical trial expenses to increase in the future in accordance with the planned clinical trial program.

License Fees: Milestone license fees of $1,000,000 have been accrued in the three months ended March 31, 2005 in connection with the annual milestone license fee of $4,000,000 that is payable to Novogen, within 30 days, after December 31, 2005 under the terms of the license agreement with Novogen. Milestone license fees of $500,000 were accrued during the three months ended March 31, 2004 in connection with the annual milestone license fee of $2,000,000 due to Novogen December 31, 2004. The December 31, 2004 milestone license fee of $2,000,000 was paid to Novogen in January 2005.

Selling, General and Administrative: Selling, administrative and general expenses decreased by $109,000 to $317,000 for the three months ended March 31, 2005 compared to $426,000 for the three months ended March 31, 2004. The decrease was due primarily to a reduction in accrued professional fees and accrued Nasdaq listing fees. These reductions were partly offset by increased costs incurred for administration and accounting services provided by Novogen under the terms of the services agreement. Included in selling, general and administrative expenses are foreign exchange gains/(losses) which occur when revaluing cash denominated in foreign currencies and upon consolidation of MEI’s wholly owned Australian subsidiary Marshall Edwards Pty Ltd (“MEPL”). MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on the Company’s financial position. Net foreign exchange gains during the three months ended March 31, 2005 were $35,000 compared with net exchange losses of $21,000 during the three months ended March 31, 2004.

Nine Months Ended March 2005 and 2004

The Company recorded a consolidated loss of $4,345,000 and $7,337,000 for the nine months ended March 31, 2005 and 2004, respectively.

Revenues: The Company received interest on cash assets and cash equivalents of $202,000 for the nine months ended March 31, 2005 versus $121,000 for the nine months ended March 31, 2004. The increase was due to the Company’s higher cash balances following the Company’s December 2003 public offering.

Research and Development: Research and development expenses decreased $343,000 to $1,476,000 for the nine months ended March 31, 2005 compared to $1,819,000 for the nine months ended March 31, 2004. The decrease was due primarily to a reduction in the amount of phenoxodiol needed for the current clinical trial program, which is nearing completion and a reduction in the R&D service charge from Novogen under the terms of the services agreement reflecting the lower costs incurred by Novogen and reduced time spent by Novogen personnel on the development of phenoxodiol as we focus more on the commercialization. We expect research and development expenses to increase in the future in accordance with the planned clinical trial program.

License Fees: Milestone license fees of $1,000,000 have been accrued in the nine months ended March 31, 2005 in connection with the annual milestone license fee of $4,000,000 that is payable to Novogen, within 30 days, after December 31, 2005 under the terms of the license agreement with Novogen. Milestone license fees of $500,000 were accrued during the nine months ended March 31, 2004 in connection with the annual milestone license fee of $2,000,000 due to Novogen December 31, 2004. The December 31, 2004 milestone license fee of $2,000,000 was paid to Novogen in January 2005.

Selling, General and Administrative: Selling, administrative and general expenses increased by $432,000 to $1,071,000 for the nine months ended March 31, 2005 compared to $639,000 for the nine months ended March 31, 2004. The increase was due primarily to the increase in costs associated with professional fees and increased costs incurred for administration and accounting services provided by Novogen under the terms of the services agreement and other fees relating to compliance with United States securities reporting requirements and FDA regulations. Included in selling, general and administrative expenses are foreign exchange gains and (losses) which occur when revaluing cash denominated in foreign currencies and upon consolidation of MEPL. MEPL has U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on the Company’s financial position. Net foreign exchange losses during the nine months ended March 31, 2005 were $5,000 compared with net exchange gains of $47,000 during the nine months ended March 31, 2004.

Liquidity and Capital Resources

At March 31, 2005, the Company had cash resources of $20,231,000 compared to $24,819,000 at June 30, 2004. Funds are invested in short term market accounts, pending use. The implementation of the Company’s business plan is dependent on the Company’s ability to maintain adequate cash resources to complete the clinical development program.

Source and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended March 31, 2005 was $4,588,000 compared to $7,244,000 for the same period in 2004. The decrease in cash outflow of $2,656,000 for the nine months ended March 31, 2005 was due primarily to the amount of license fee payments due to Novogen under the terms of the license agreement. In the nine months ended March 2004, the Company was required to pay Novogen the first lump sum license fee of $5,000,000, which included the milestone license fee for that period. In the nine months ended March 2005, the Company was required to pay Novogen a milestone license fee of $2,000,000.

Cash Requirements

The Company believes that it will have sufficient cash resources to fund existing operations at least through the end of March 2006 and to complete the current Phase I and lb/IIa clinical trial program. Ongoing operations through the conduct of the clinical trial program will continue to consume cash resources without generating revenues.

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

2. In addition to the amounts above, until the expiration of the exclusivity period of the license, MEPL must pay Novogen 2.5% of all net sales and 25% of commercialization income. After the exclusivity period of the license, 1.5% of net sales must be paid to Novogen. The preconditions to such payments have not yet occurred.

3. In addition to the amounts above, amounts payable for annual milestone license fees under the license agreement for the calendar years ended December 31 are as follows:

Calendar Year

2005	$4,000,000
Each calendar year thereafter during the exclusivity period	$8,000,000

At June 30, 2004 an amount of $1,000,000 was accrued and reflected in amounts due to the parent company, being 50% of the $2,000,000 milestone payment payable to Novogen on December 31, 2004 under the terms of the license agreement with Novogen. The Company paid the $2,000,000 due to Novogen at the end of January 2005. Milestone license fees of $1,000,000 have been accrued at March 31, 2005 in connection with the $4,000,000 payment due within 30 days following the end of the calendar year, December 31, 2005.

The Company will also be required to make payments to Novogen under the services agreement and manufacturing license and supply agreement.

The Company is currently planning to conduct a pivotal clinical study to support marketing approval of phenoxodiol for ovarian cancer. The trial will use phenoxodiol in combination with standard chemotherapy and will test phenoxodiol’s efficacy as a chemo-sensitizing agent in late stage ovarian cancer patients who are refractory to standard chemotherapies. The Company is discussing trial design with the FDA to develop a trial protocol, including the number of treatment arms needed to be completed and the number of patients required to be tested in each arm. The Company is still in the planning stage of the trial design and has not determined the cash resources needed to complete the trial.

Also, additional cash resources may be required if a new cancer compound is developed by Novogen and the Company secures a license under the terms of the Company’s license option deed from Novogen. Novogen has notified the Company that its new anti-cancer compound NV-18 is now an “option compound” under the terms of the license option deed and that Novogen has commenced phase I clinical trials. The Company has commissioned an independent report on NV-18 and will review initial clinical results before making a decision to commence license negotiations with Novogen.

The Company does not intend to incur any significant capital expenditures in the foreseeable future.

The Company is currently assessing its future cash requirements needed to fund new clinical trial initiatives and licensing options available to it under the license option deed.

Off-Balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements.

New Accounting Pronouncements

Share-Based Payments

In December 2004, the FASB Issued Statement of Financial Accounting Standards No. 123R (Statement 123R), “Share-Based Payments”, the provisions of which become effective for the Company in fiscal 2006. This Statement eliminates the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.

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

Foreign Currency Risk

The Company conducts a portion of its business in various currencies, primarily in U.S. and Australian dollars. At March 31, 2005, the Company had not established a foreign currency hedging program. Net foreign exchange losses during the nine months ended March 31, 2005 were $5,000 compared with net exchange gains of $47,000 during the nine months ended March 31, 2004. Foreign exchange gains and losses occur upon consolidation of MEPL, which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on the Company’s financial position.

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

Changes in Internal Controls

In connection with the audit of the fiscal year ended June 30, 2004, Ernst & Young, the Company’s independent auditors at that time, informed our Board of Directors that they believe that the personnel and management of Novogen who perform our accounting and financial reporting functions pursuant to the Services Agreement are not sufficiently expert in U.S. GAAP and the requirements of the SEC and the Public Company Accounting Oversight Board and that this lack of expertise represents a material weakness in the operation of our internal control over financial reporting.

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

Novogen has already recruited an additional degree qualified accountant, enabling senior finance staff responsible for the preparation of U.S. GAAP financial reports to spend more time dealing with U.S GAAP reporting issues. Additionally, Novogen’s senior finance staff have completed training courses including the SEC Institute’s SEC Reporting Conference, the SEC Institute’s Workshop on Implementing SOX404 Internal Control Reporting and will continue to evaluate the merits of additional courses as they become available. Novogen has already begun to receive additional publications and updates of SEC, U.S. GAAP and Public Company Accounting Oversight Board requirements and will continue to review the adequacy of this additional information to determine whether additional resources are required.

Until we are satisfied that we have addressed our needs for sufficient expertise in preparing financial statements required in our filings under the securities law we will seek to mitigate this weakness by conferring with our outside accounting advisors with respect to the technical requirements applicable to our financial statements.

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

PART II            OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(b) The effective date of the registration statement (Registration No. 333-109129) filed on Form S-1 and registration statement (Registration No. 333-111291) filed on Form S-1 pursuant to Rule 462(b), both relating to the initial public offering in the United States of common stock units (each unit consisting of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at an exercise price of $9.00 per share), was December 17, 2003. Proceeds to the Company from the offering, after deduction of underwriting discounts and commissions of approximately $806,000 and offering costs of approximately $1,612,000, totalled approximately $15,522,000. As of March 31, 2005, the Company had used $12,073,000 of the proceeds of the offering, of which: $5,000,000 was used to make the first license fee payment due to Novogen under the terms of the license agreement; $2,000,000 was used to make the milestone license fee payment due to Novogen under the terms of the license agreement; and $5,073,000 was used to pay the ongoing expenses of clinical trials, amounts due to Novogen under the services agreement and the manufacturing license and supply agreement and for general corporate expenses. All remaining proceeds of the offering have been invested in short-term money market accounts.

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

     (b) Reports on Form 8-K.

On January 27, 2005 the Company filed a Form 8-K regarding its announcement that the U.S. Food Administration had granted the investigational anti-cancer drug, phenoxodiol, fast track status for its intended use in patients with hormone-refractory prostate cancer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL EDWARDS, INC.

/s/ D AVID S EATON

David R. Seaton
Chief Financial Offer (Duly Authorized Officer and Principal
Financial Officer)

Date: May 11, 2005