Form 10-Q
period 2005-09-30
MARSHALL EDWARDS INC
filed 2005-11-14
CIK 1262104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
As of October 31, 2005 the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 56,938,000.

MARSHALL EDWARDS, INC.
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)	3
	Consolidated Balance Sheets as of September 30, 2005 and June 30, 2005	3
	Consolidated Statements of Operations for the three months ended September 30, 2005
	and 2004 and for the period from December 1, 2000 (inception) through September 30, 2005	4
	Consolidated Statements of Cash Flows for the three months ended
	September 30, 2005 and 2004 and for the period from December 1, 2000 (inception)
	through September 30, 2005	5
	Consolidated Statement of Stockholders’ Equity	6
	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	15

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4:	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6:	Exhibits and Reports on Form 8-K	26

SIGNATURES		27

PART I FINANCIAL INFORMATION
Item 1: Financial Statements
MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	June 30,
	2005	2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,422	$9,238
Short Term Investments	10,000	10,000
Prepaid expenses and other current assets	160	126

Total current assets	18,582	19,364

Total assets	$18,582	$19,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$334	$254
Accrued expenses	384	403
Amount due to parent company	3,146	2,186

Total current liabilities	3,864	2,843

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 100,000 shares, none outstanding	—	—
Common stock, $0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 56,938,000 at September 30, 2005 and 56,938,000 at June 30, 2005	—	—
Additional paid-in capital	34,636	34,636
Deficit accumulated during development stage	(19,918)	(18,115)

Total stockholders’ equity	14,718	16,521

Total liabilities and stockholders’ equity	$18,582	$19,364

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

			Period from
			December 1, 2000
			(Inception) through
	Three Months Ended September 30,		September 30,
	2005	2004	2005
Revenues:
Interest and other income	$122	$67	$775

Total revenues	122	67	775

Operating expenses:
Research and development	(586)	(439)	(7,339)
License fees	(1,000)	(500)	(10,000)
Selling, general and administrative	(339)	(358)	(3,353)

Total operating expenses	(1,925)	(1,297)	(20,692)

Loss from operations	(1,803)	(1,230)	(19,917)

Income tax expense	—	—	(1)

Net loss arising during development stage	$(1,803)	$(1,230)	$(19,918)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding	56,938,000	56,938,000

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from December 1,
	Three Months Ended		2000 (Inception) through
	September 30,		September 30,
	2005	2004	2005

Operating activities
Net loss arising during development stage	$(1,803)	$(1,230)	$(19,918)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(34)	(24)	(160)
Accounts payable	80	(106)	334
Accrued expenses	(19)	(43)	384
Amounts due to parent company	960	366	3,146

Net cash used in operating activities	(816)	(1,037)	(16,214)

Financing activities

Proceeds from issuance of Common Stock	—	—	34,636
Investments in short-term deposits	—	—	(10,000)

Net cash provided by financing activities	—	—	24,636
Net (decrease) increase in cash and cash equivalents	(816)	(1,037)	8,422
Cash and cash equivalents at beginning of period	9,238	24,819	—

Cash and cash equivalents at end of period	$8,422	$23,782	$8,422

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

			Deficit accumulated	Accumulated other
		Additional paid in	during development	comprehensive
	Common Stock	capital	stage	income/(loss)	Total

	(shares)
Balance at June 30, 2005	56,938,000	$34,636	$(18,115)	$—	$16,521

Net loss arising during development stage			(1,803)		(1,803)

Comprehensive Loss					(1,803)

Balance at September 30, 2005	56,938,000	$34,636	$(19,918)	$—	$14,718

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2005
1. The Company and Summary of Significant Accounting Policies
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Marshall Edwards, Inc. (“MEI”) believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 or any other period. The balance sheet at June 30, 2005 has been derived from the audited financial statements at that date. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2005 which were included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
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
Novogen Limited and certain of its subsidiary companies (collectively “Novogen”), have granted to the Company an exclusive worldwide, non transferable license under their patents and patent applications and in their know-how to conduct clinical trials and commercialize and distribute all forms of administering phenoxodiol in the field of prevention, treatment and cure of cancer in humans, except topical applications. In addition, the Company has an exclusive first right and an exclusive last right to match any proposed dealing by Novogen of its intellectual property rights with a third party relating to synthetic pharmaceutical compounds (other than phenoxodiol), that have known or potential applications in the field of prevention, treatment or cure of cancer in humans in all forms other than topical applications.
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

Translation of MEPL’s Financial Statements into U.S dollars does not have a material impact on the Company’s financial position.
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

2. Loss Per Share
The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,
	2005	2004
Numerator
Net loss arising during development stage	(1,803)	(1,230)
Effect of dilutive securities	—	—

Numerator for diluted earnings per share	$(1,803)	$(1,230)

Denominator
Denominator for basic earnings per share - weighted-average shares	56,938,000	56,938,000
Effect of dilutive securities	—	—

Dilutive potential common shares	56,938,000	56,938,000

Basic and diluted earnings per share	$(0.03)	$(0.02)
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

	As at September 30,
	2005	2004
Common shares issuable upon exercise of outstanding warrants	2,392,000	2,392,000
The warrants outstanding at September 30, 2005 have an exercise price of $9.00 per share and are exercisable prior to December 18, 2006.
3. Expenditure Commitments
At September 30, 2005, the Company had contracted to conduct research and development expenditures of approximately $2,649,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. The amounts, assuming all treatment cycles are completed, are expected to be incurred as follows:

(In thousands)		Payment due by period
		less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Purchase Obligations	$2,649	$2,187	$462	$—	$—

Total	$2,649	$2,187	$462	$—	$—

No amounts have been included for future payments to Novogen which may arise in connection with the license agreement, the services agreement or the manufacturing license and supply agreement as future payments under the terms of the agreements are subject to termination provisions. Payments in connection with these agreements are detailed in Note 5 “Related Party Transactions”.
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
The Company has issued a letter of support to the Directors of Marshall Edwards Pty Limited guaranteeing financial support, for a period of twelve months ending October 7, 2006, should it be unable to meet any of its financial commitments.
4. Segment Information
The Company’s focus is to continue the clinical program currently underway for the development and commercialization of phenoxodiol. The business contains two major segments based on geographic location.

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
	(In Thousands)
	USA	Australia	USA	Australia

Loss from operations	$(30)	$(1,773)	$(74)	$(1,156)
Segment assets	15,077	3,505	15,374	8,462
5. Related Party Transactions
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
Milestone license fees of $3,000,000 have been accrued as at the end of September 30, 2005 in connection with the annual milestone payment of $4,000,000 due within 30 days following the end of the calendar year, December 31, 2005. The Company paid the December 31, 2004 annual milestone license fee of $2,000,000 due to Novogen at the end of January 2005.
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
Transactions giving rise to expenditure amounting to $329,000 and $253,000 were made under the services agreement with Novogen during the three months ended September 30,

2005 and 2004, respectively. Of these amounts, $149,000 and $91,000 related to service fees paid to Novogen for research and development services provided in the three months ended September 30, 2005 and 2004, respectively, reflecting increased time spent by Novogen research staff on the development of phenoxodiol. Additionally, $180,000 and $162,000 of the total expenditure during the three months ended September 30, 2005 and 2004 respectively related to costs incurred for administration and accounting services provided by Novogen.
At September 30, 2005 and 2004, $121,000 and $93,000, respectively, was due and owing to Novogen under the services agreement and is included in amounts due to parent company.
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
Transactions giving rise to expenditure amounting to $85,000 and $120,000 were made under the manufacturing license and supply agreement with Novogen during the three months ended September 30, 2005 and 2004, respectively. The decrease represents the current trials nearing completion resulting in less phenoxodiol being required as the last patients complete their treatment cycles.
At September 30, 2005 and 2004, $22,000 and $69,000, respectively, was due and owing to Novogen under the manufacturing license and supply agreement and is included in amounts due to parent company.
6. Equity
Marshall Edwards, Inc. (the “Company”) is a development stage company incorporated in December 2000 that commenced operations in May 2002 coinciding with its listing on the Alternative Investment Market of the London Stock Exchange.
In May 2002, the Company sold 2,523,000 shares of its common stock and 2,523,000 warrants, raising proceeds of $9,022,000, net of $1,070,000 of transaction costs. The warrants were exercisable prior to November 30, 2003 at an exercise price of $4.00 per share. The common stock was listed for trading on the Alternative Investment Market of the London Stock Exchange. Following the listing, Novogen Limited retained 95.1% of the Company’s common stock.
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
This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Security Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this quarterly report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on current expectations and projections about future events and financial trends that it believes may affect financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:
•	the Company’s inability to obtain any additional required financing or financing available to us on acceptable terms;

•	the Company’s failure to successfully commercialize its product candidates;

•	costs and delays in the development and/or receipt of FDA or other required governmental approvals, or the failure to obtain such approvals, for the Company’s product candidates;

•	uncertainties in clinical trial results;

•	the Company’s inability to maintain or enter into, and the risks resulting from its dependence upon, collaboration or contractual arrangements necessary for the development, manufacture, commercialization, marketing, sales and distribution of any products;

•	continued cooperation and support of Novogen, the Company’s parent company;

•	competition and competitive factors;

•	the Company’s inability to protect its patents or proprietary rights and obtain necessary rights to third party patents and intellectual property to operate its business;

•	the Company’s inability to operate its business without infringing the patents and proprietary rights of others;

•	general economic conditions;

•	the failure of any products to gain market acceptance;

•	technological changes;

•	government regulation generally and the receipt of the regulatory approvals;

•	changes in industry practice; and

•	one-time events.

These risks are not exhaustive. Other sections of this quarterly report may include additional factors which could adversely impact business and financial performance. In addition, the Company’s business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2005. Moreover, the Company operates in a very competitive and rapidly changing environment.
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
Overview
MEI is a development stage company incorporated on December 1, 2000 as a wholly-owned subsidiary of Novogen. The Company commenced operations in May 2002 and its business purpose is the development and commercialization of drugs for the treatment of cancer. The Company is presently engaged in the clinical development of the anti-cancer drug candidate called phenoxodiol. Novogen’s subsidiary has granted to the Company’s subsidiary, a worldwide non-transferable license under its patent right and patent applications and its relevant know-how to conduct clinical trials and commercialize and distribute all forms of phenoxodiol for uses in the field of prevention, treatment, and cure of cancer in humans, except topical applications. Novogen currently owns approximately 86.9% of the outstanding shares of the Company’s common stock.
The Company’s main focus during fiscal year ended June 30, 2005 and in the three months to September 30, 2005 was to undertake human clinical testing of phenoxodiol. During the three months ended September 30, 2005 the Company continued to recruit patients into the existing clinical trial programs. The Company is also in the planning phase of its pivotal phase IIb multinational ovarian cancer study.
The Company does not employ any staff directly but obtains services from Novogen under a services agreement. The Company has incurred losses since inception and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future as it expands research and development activities and moves phenoxodiol into later stages of development. As of September 30, 2005, the Company had accumulated losses of $19,918,000.
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
Development Expenses
Research and development costs incurred since inception through September 30, 2005 aggregate to $7,339,000.
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
Clinical trial expenses of $306,000 have been accrued at September 30, 2005. These estimates are based on the number of patients in each trial and the patient treatment cycles completed or milestones achieved.
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
Results of Operations
Three Months Ended September 2005 and 2004
The Company recorded a consolidated loss of $1,803,000 and $1,230,000 for the three months ended September 30, 2005 and 2004, respectively.
Revenues: The Company received interest on cash assets and cash equivalents and short term investments of $122,000 for the three months ended September 30, 2005 versus $67,000 for the three months ended September 30, 2004. The increase was due to an increase in interest rates combined with the Company investing some of its cash in short term investment deposits which yield a greater rate of return than cash accounts.
Research and Development: Research and Development expenses increased $147,000 to $586,000 for the three months ended September 30, 2005 compared to $439,000 for the three months ended September 30, 2004. The increase was primarily due to higher clinical trial expenses. The Company expects research and development clinical trial expenses to increase in the future in accordance with the planned clinical trial program.
License Fees: Milestone license fees of $1,000,000 have been accrued in the three months ended September 30, 2005 in connection with the annual milestone license fee of $4,000,000 that is payable to Novogen, within 30 days, after December 31, 2005 under the terms of the license agreement with Novogen. Milestone license fees of $500,000 were accrued during the three months ended September 30, 2004 in connection with the annual milestone license fee of $2,000,000 due to Novogen December 31, 2004. The December 31, 2004 milestone license fee of $2,000,000 was paid to Novogen in January 2005.
Selling, General and Administrative: Selling, administrative and general expenses decreased by $19,000 to $339,000 for the three months ended September 30, 2005 compared to $358,000 for the three months ended September 30, 2004. The decrease was due primarily to a reduction in foreign exchange losses. Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of MEI’s wholly owned Australian subsidiary Marshall Edwards Pty Ltd (“MEPL”). MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on the Company’s financial position. Net foreign exchange losses during the three months ended September 30, 2005 were $3,000 compared with net exchange losses of $23,000 during the three months ended September 30, 2004.
Liquidity and Capital Resources
At September 30, 2005, the Company had cash resources of $18,422,000 compared to $19,238,000 at June 30, 2005. Funds are invested in short term market accounts, pending use. The implementation of the Company’s business plan is dependent on the Company’s ability to maintain adequate cash resources to complete the clinical development program.
Source and Uses of Cash
Cash Used in Operating Activities
Cash used in operating activities for the three months ended September 30, 2005 was $816,000 compared to $1,037,000 for the same period in 2004. The decrease in cash outflow of $221,000 for the three months ended September 30, 2005 was due primarily to the timing of payments and the movement of the accounts payable balances.
Cash Requirements
The Company believes that it will have sufficient cash resources to fund existing operations at least through the end of September 2006, and to complete the current clinical trial program.
The Company is currently planning to conduct a pivotal clinical study to support marketing approval of phenoxodiol for ovarian cancer. The trial will use phenoxodiol in combination with carboplatin and will assess phenoxodiol’s safety and efficacy for late stage ovarian cancer patients who are refractory to standard chemotherapies. The Company is discussing trial design with the FDA to develop a trial protocol, including the number of treatment arms needed to be completed and the number of patients required to be tested in each arm. The Company is still in the planning stage of the trial design and has not determined the cash resources needed to complete the trial.
Also, additional cash resources may be required if a new cancer compound is developed by

Novogen and the Company secures a license under the terms of the Company’s license option deed from Novogen. Novogen has notified the Company that its new anti-cancer compound NV-196 (previously referred to as NV-18) is now an “option compound” under the terms of the license option deed and that Novogen has commenced Phase I clinical trials. The Company has commissioned an independent evaluation report on NV-196 and will review initial clinical results before making a decision to commence license negotiations with Novogen.
Ongoing operations through the conduct of the clinical trial program will continue to consume cash resources without generating revenues.
The Company is required to make payments under the terms of the license agreement with Novogen as follows:
1. A lump sum license fee of $5,000,000 is payable to Novogen on November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeds $50,000,000. The Company has not yet met these preconditions for payment.
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
At June 30, 2005 an amount of $2,000,000 was accrued and reflected in amounts due to the parent company, being 50% of the $4,000,000 milestone payment payable to Novogen on December 31, 2005 under the terms of the license agreement with Novogen. An additional milestone license fee accrual of $1,000,000 has been made at September 30, 2005 in connection with the $4,000,000 payment due within 30 days following the end of the calendar year, December 31, 2005.
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

Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements.
Contractual Obligations
The following table summarizes the Company’s contractual obligations at September 30, 2005:

(In thousands)		Payment due by period
Contractual Obligations	Total	less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Purchase Obligations	$2,649	$2,187	$462	$—	$—

Total	$2,649	$2,187	$462	$—	$—

No amounts have been included for future payments to Novogen which may arise in connection with the license agreement, the services agreement or the manufacturing license and supply agreement as future payments under the terms of the agreements are subject to termination provisions.
New Accounting Pronouncements
Share-Based Payments
In December 2004, the FASB Issued Statement of Financial Accounting Standards No. 123R (Statement 123R), “Share-Based Payments”, the provisions of which are effective for the Company in fiscal 2006. This Statement eliminates the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Statement 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement 123R is similar to the fair-value-based method disclosed under the provisions of Statement 123 in most respects, there are some differences. The Company’s stock option plan provides for the grant of options to the Company’s directors, employees, employees of the Company’s affiliates and certain of the Company’s contractors and consultants. To date no options have been issued under the plan.

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The Company places cash in “on call” deposits and short term investments with high quality financial institutions.
The Company does not consider the effects of interest rate movements to be a material risk to its financial condition. The Company does not use derivative financial instruments to hedge its risks associated with the fluctuations of interest rates.
Foreign Currency Risk
The Company conducts a portion of its business in various currencies, primarily in U.S. and Australian dollars. At September 30, 2005, the Company had not established a foreign currency hedging program. Net foreign exchange losses during the three months ended September 30, 2005 were $3,000 compared with net exchange losses of $23,000 during the three months ended September 30, 2004. Foreign exchange gains and losses occur upon consolidation of MEPL, which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on the Company’s financial position.
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
Changes in Internal Controls
In 2004, the Company determined that the personnel and management of Novogen who perform its accounting and financial reporting functions pursuant to the services agreement are not sufficiently expert in U.S. GAAP and the requirements of the SEC and the Public Company Accounting Oversight Board and that this lack of expertise represents a material weakness in the operation of the Company’s internal control over financial reporting.
In addition, the Company’s system of financial reporting was not designed to prepare financial statements in accordance with U.S. GAAP and that its system of internal control, in particular the processes to review and analyze elements of the financial statement close process and prepare consolidated financial statements in accordance with U.S. GAAP, has not reduced to a relatively low level the risk that errors in amounts that would be material in relation to those financial statements may occur and may not be detected within a timely period by management in the normal course of business.
In this regard, the Company recommended that Novogen engage personnel with expertise or train existing personnel in the following areas:
•	U.S. GAAP;

•	financial reporting in accordance with the SEC regulations;

•	requirements of the Public Company Accounting Oversight Board; and

•	application of technical accounting pronouncements.
The Company has sought assurances from Novogen that it will promptly remedy the concerns raised and Novogen has presented to us a plan for addressing these concerns. The Company believes that Novogen’s plan is designed to ensure that the preparation of its consolidated financial statements, including the processes to review and analyze elements of its financial statement close process, is in accordance with U.S. GAAP and that relevant information about U.S. GAAP, SEC financial reporting requirements and the requirements of the Public Company Accounting Oversight Board is available to those persons involved in the process by which the financial statements are prepared. Specifically Novogen’s plan provides for additional resources and further training of the Novogen accounting team including:

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
Until the Company is satisfied that it has addressed the needs for sufficient expertise in preparing financial statements required in its filings under the securities law it will seek to mitigate this weakness by conferring with its outside accounting advisors with respect to the technical requirements applicable to the financial statements.
The implementation of the initiatives described above are among the Company’s highest priorities. The Company’s Board of Directors, in coordination with its Audit Committee, will continually assess the progress and sufficiency of these initiatives and make adjustments as and when necessary. As of the date of this report, the Company believes that the plans outlined above, when completed, will eliminate the weakness in internal accounting control as described above. Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

PART II OTHER INFORMATION
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
(b) The effective date of the registration statement (Registration No. 333-109129) filed on Form S-1 and registration statement (Registration No. 333-111291) filed on Form S-1 pursuant to Rule 462(b), both relating to the initial public offering in the United States of common stock units (each unit consisting of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at an exercise price of $9.00 per share), was December 17, 2003. Proceeds to the Company from the offering, after deduction of underwriting discounts and commissions of approximately $806,000 and offering costs of approximately $1,612,000, totalled approximately $15,522,000. As of September 30, 2005, the Company had used $13,882,000 of the proceeds of the offering, of which: $5,000,000 was used to make the first license fee payment due to Novogen under the terms of the license agreement; $2,000,000 was used to make the milestone license fee payment due to Novogen under the terms of the license agreement; and $6,882,000 was used to pay the ongoing expenses of clinical trials, amounts due to Novogen under the services agreement and the manufacturing license and supply agreement and for general corporate expenses. All remaining proceeds of the offering have been invested in short-term money market accounts.
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
No forms were filed during the quarter.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL EDWARDS, INC.

/s/ David Seaton
David R. Seaton
Chief Financial Offer
(Duly Authorized Officer and Principal
Financial Officer)
Date: November 14, 2005