Form 10-Q
period 2005-12-31
MARSHALL EDWARDS INC
filed 2006-02-10
CIK 1262104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 000-50484

____________________________________________
Marshall Edwards, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	51-0407811
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

140 Wicks Road, North Ryde, NSW, 2113 Australia
(Address of principal executive offices) (Zip Code)

(011) 61 2 8877- 6196
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of January 31, 2006 the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 56,938,000.

MARSHALL EDWARDS, INC.
INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1:	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of December 31, 2005 and June 30, 2005	3
	Consolidated Statements of Operations for the three months and six months ended December 31, 2005 and 2004 and for the period from December 1, 2000 (inception) through December 31, 2005	4
	Consolidated Statements of Cash Flows for the six months ended December 31, 2005 and 2004 and for the period from December 1, 2000 (inception) through December 31, 2005	5
	Consolidated Statement of Stockholders’ Equity	6
	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4:	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 4:	Submission of Matters to a Vote of Security Holders	28

Item 6:	Exhibits and Reports on Form 8-K	30

SIGNATURES		31

PART I FINANCIAL INFORMATION
Item 1: Financial Statements

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	December 31,	June 30,
	2005	2005
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$17,735	$9,238
Short term investments	-	10,000
Prepaid expenses and other current assets	50	126
Total current assets	17,785	19,364
Total assets	$17,785	$19,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$278	$254
Accrued expenses	391	403
Amount due to related company	4,176	2,186
Total current liabilities	4,845	2,843

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 100,000 shares,
none outstanding	-	-
Common stock, $ 0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 56,938,000 at
December 31, 2005 and 56,938,000 at June 30, 2005	-	-
Additional paid-in capital	34,636	34,636
Deficit accumulated during development stage	(21,696)	(18,115)
Total stockholders' equity	12,940	16,521
Total liabilities and stockholders' equity	$17,785	$19,364

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)
	Three Months Ended December 31,		Six Months Ended December 31,		Period from December 1, 2000 (Inception) through December 31,
	2005	2004	2005	2004	2005

Revenues:
Interest and other income	$130	$64	$252	$131	$905
Total revenues	130	64	252	131	905

Operating expenses:
Research and development	(469)	(543)	(1,055)	(982)	(7,808)
License fees	(1,000)	(500)	(2,000)	(1,000)	(11,000)
Selling, general and administrative	(439)	(396)	(778)	(754)	(3,792)
Total operating expenses	(1,908)	(1,439)	(3,833)	(2,736)	(22,600)

Loss from operations	(1,778)	(1,375)	(3,581)	(2,605)	(21,695)
Income tax expense	-	-	-	-	(1)
Net loss arising during development stage	$(1,778)	$(1,375)	$(3,581)	$(2,605)	$(21,696)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.05)

Weighted average common shares outstanding	56,938,000	56,938,000	56,938,000	56,938,000

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,		Period from December 1, 2000 (Inception) through December 31,
	2005	2004	2005

Operating activities
Net loss arising during development stage	$(3,581)	$(2,605)	$(21,696)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	76	10	(50)
Accounts payable	24	20	278
Accrued expenses	(12)	8	391
Amounts due to related company	1,990	854	4,176
Net cash used in operating activities	(1,503)	(1,713)	(16,901)

Financing activities
Proceeds from issuance of common stock	-	-	34,636
Proceeds from disposal of investments in short-term deposits	10,000	-	-
Net cash provided by financing activities	10,000	-	34,636
Net increase (decrease) in cash and cash
equivalents	8,497	(1,713)	17,735
Cash and cash equivalents at beginning of period	9,238	24,819	-
Cash and cash equivalents at end of period	$17,735	$23,106	$17,735

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock	Additional paid in capital	Deficit accumulated during development stage	Total
	(shares)

Balance at June 30, 2005	56,938,000	$34,636	$(18,115)	$16,521
Net loss arising during development stage			(3,581)	(3,581)
Comprehensive Loss				(3,581)

Balance at December 31, 2005	56,938,000	$34,636	$(21,696)	$12,940

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2005

1. The Company and Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Marshall Edwards, Inc. (“MEI”) believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 or any other period. The balance sheet at June 30, 2005 has been derived from the audited financial statements at that date. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2005 which were included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

MEI is a development stage company incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited, an Australian pharmaceutical company. MEI commenced operations in May 2002. MEI, including its wholly-owned Australian subsidiary, Marshall Edwards Pty Limited (“MEPL”) (together the “Company”) is a pharmaceutical company with a primary focus on the development and commercialization of drugs for the treatment of cancer. The Company is presently engaged in the clinical development and commercialization of a drug candidate called phenoxodiol. The Company intends to develop phenoxodiol for use in a number of human cancers. The Company operates primarily in Australia and the United States.

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

Cash and Cash Equivalents and Short Term Investments

Cash on hand and in banks and short-term deposits are stated at their nominal value. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Highly liquid investments with stated maturities of greater than three months are classified as short-term investments. The Company’s cash, held in the U.S., is deposited in financial institutions that are FDIC insured. These deposits are in excess of the FDIC insurance limits. The Company also holds cash with Australian financial institutions.

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

2. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(In Thousands, except share and per share data)
Numerator
Net loss arising during development stage	(1,778)	(1,375)	(3,581)	(2,605)
Effect of dilutive securities	-	-	-	-
Numerator for diluted earnings per share	$(1,778)	$(1,375)	$(3,581)	$(2,605)

Denominator
Denominator for basic earnings per share - weighted-average shares	56,938,000	56,938,000	56,938,000	56,938,000
Effect of dilutive securities	-	-	-	-
Dilutive potential common shares	56,938,000	56,938,000	56,938,000	56,938,000

Basic and diluted earnings per share	$(0.03)	$(0.02)	$(0.06)	$(0.05)

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

The warrants outstanding at December 31, 2005 have an exercise price of $9.00 per share and are exercisable prior to December 18, 2006.

3. Expenditure Commitments

At December 31, 2005, the Company had contractual obligations for the conduct of research and development of approximately $2,264,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. The amounts, assuming all treatment cycles are completed, are expected to be incurred as follows:

(In thousands)		Payment due by period
Contractual Obligations	Total	less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Purchase Obligations	$2,264	$1,819	$445	$-	$-
Total	$2,264	$1,819	$445	$-	$-

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

The Company’s certificate of incorporation provides that it will indemnify Novogen in connection with certain actions brought against Novogen by any of the Company’s stockholders or any other person.

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

	Three Months Ended December 31, 2005		Three Months Ended December 31, 2004
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(68)	$(1,710)	$(104)	$(1,271)
Segment assets	15,058	2,727	15,281	7,845

	Six Months Ended December 31, 2005		Six Months Ended December 31, 2004
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(98)	$(3,483)	$(178)	$(2,427)

5. Related Party Transactions

License Agreement

The license agreement is an agreement under which Novogen’s subsidiary, Novogen Research Pty Limited, grants to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute phenoxodiol products. The agreement covers uses of phenoxodiol in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the agreement by giving three months’ notice to Novogen. MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum license fee payment due under the terms of the license agreement. Also, MEPL paid $2,000,000 to Novogen in January 2005 which was the annual milestone license fee payment due under the license agreement. MEPL paid $4,000,000 to Novogen in January 2006 which was the annual milestone license fee payment due under the license agreement. Future amounts payable to Novogen under terms of the license agreement are as follows:

1. A second lump sum license fee of $5,000,000 is payable to Novogen on the later of November 1, 2003 or such date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeds $50,000,000. The Company has not yet reached these preconditions for payment.

2. In addition to the amounts above, until the expiration of the exclusivity period of the license, MEPL must pay Novogen 2.5% of all net sales and 25% of commercialization income. After the exclusivity period of the license, 1.5% of net sales must be paid to Novogen.

3. In addition to the amounts above, beginning in 2006, an $8 million annual milestone license fee is payable under the license agreement for each calendar year ended December 31 during the exclusivity period of the license.

Milestone license fees of $4,000,000 have been accrued as at the end of December 31, 2005 in connection with the annual milestone payment due within 30 days following the end of the calendar year December 31, 2005. The Company paid the December 31, 2005 annual milestone license fee of $4,000,000 due to Novogen at the end of January 2006.

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

Transactions giving rise to expenditures amounting to $651,000 and $522,000 were made under the services agreement with Novogen during the six months ended December 31, 2005 and 2004, respectively. Of these amounts, $296,000 and $187,000 related to service fees paid to Novogen for research and development services provided in the six months ended December 31, 2005 and 2004, respectively, reflecting increased time spent by Novogen research staff on the development of phenoxodiol. Additionally, $355,000 and $335,000 of the total expenditure during the six months ended December 31, 2005 and 2004, respectively related to costs incurred for administration and accounting services provided by Novogen.

At December 31, 2005 and 2004, $116,000 and $102,000, respectively, were due and owing to Novogen under the services agreement and are included in amounts due to parent company.

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

Transactions giving rise to expenditures amounting to $226,000 and $220,000 were made under the manufacturing license and supply agreement with Novogen during the six months ended December 31, 2005 and 2004, respectively.

At December 31, 2005 and 2004, $31,000 and $30,000, respectively, were due and owing to Novogen under the manufacturing license and supply agreement and are included in amounts due to parent company.

6. Equity

MEI is a development stage company incorporated in December 2000 that commenced operations in May 2002 coinciding with its listing on the Alternative Investment Market of the London Stock Exchange.

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

The Company’s main focus during fiscal year ended June 30, 2005 and in the six months ended December 31, 2005 was to undertake human clinical testing of phenoxodiol. During the six months ended December 31, 2005, the Company continued to recruit patients into the existing clinical trial programs. The Company is also in the planning phase of its phase III multinational ovarian cancer efficacy study.

The Company does not employ any staff directly but obtains services from Novogen under a services agreement. The Company has incurred losses since inception and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future as it expands research and development activities and moves phenoxodiol into later stages of development. As of December 31, 2005, the Company had accumulated losses of $21,696,000.

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

Development Expenses

Research and development costs incurred since inception through December 31, 2005 aggregate to $7,808,000.

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

Clinical trial expenses of $296,000 have been accrued at December 31, 2005. These estimates are based on the number of patients in each trial and the patient treatment cycles completed or milestones achieved.

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

Results of Operations

Three Months Ended December 2005 and 2004

The Company recorded a consolidated loss of $1,778,000 and $1,375,000 for the three months ended December 31, 2005 and 2004, respectively.

Revenues: The Company received interest on cash assets and cash equivalents and short term investments of $130,000 for the three months ended December 31, 2005 versus $64,000 for the three months ended December 31, 2004. The increase was due to an increase in interest rates combined with the Company investing some of its cash in short term investment deposits which yield a greater rate of return than cash accounts.

Research and Development: Research and Development expenses decreased $74,000 to $469,000 for the three months ended December 31, 2005 compared to $543,000 for the three months ended December 31, 2004. The decrease was primarily due to lower clinical trial expenses as the current trials are nearing completion. The Company expects research and development clinical trial expenses to increase in the future in accordance with the planned clinical trial program.

License Fees: Milestone license fees of $1,000,000 have been accrued in the three months ended December 31, 2005 in connection with the annual milestone license fee of $4,000,000 that is payable to Novogen, within 30 days after December 31, 2005 under the terms of the license agreement with Novogen. Milestone license fees of $500,000 were accrued during the three months ended December 31, 2004 in connection with the annual milestone license fee of $2,000,000 due to Novogen December 31, 2004. Milestone license fees are expected to increase to $8 million per year under the terms of the license agreement with Novogen.

Selling, General and Administrative: Selling, administrative and general expenses increased by $43,000 to $439,000 for the three months ended December 31, 2005 compared to $396,000 for the three months ended December 31, 2004. The increase was due primarily to additional spending on public relations, and additional costs of filing fees and share registry costs. Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of MEI’s wholly owned Australian subsidiary Marshall Edwards Pty Ltd (“MEPL”). MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on the Company’s financial position. Net foreign exchange losses during the three months ended December 31, 2005 were $16,000 compared with net foreign exchange losses of $16,000 during the three months ended December 31, 2004.

Six Months Ended December 2005 and 2004

The Company recorded a consolidated loss of $3,581,000 and $2,605,000 for the six months ended December 31, 2005 and 2004, respectively.

Revenues: The Company received interest on cash assets and cash equivalents and short term investments of $252,000 for the six months ended December 31, 2005 versus $131,000 for the six months ended December 31, 2004. The increase was due to an increase in interest rates combined with the Company investing some of its cash in short term investment deposits which yield a greater rate of return than cash accounts.

Research and Development: Research and Development expenses increased $73,000 to $1,055,000 for the six months ended December 31, 2005 compared to $982,000 for the six months ended December 31, 2004. The increase was primarily due to the additional costs charged under the Novogen Services Agreement, reflecting increased time spent by Novogen research staff on the development of phenoxodiol. This increase was partially offset by a reduction in the amount spent on legal advice relating to the development of phenoxodiol and reduced clinical trial expenses. The Company expects research and development clinical trial expenses to increase in the future in accordance with the planned clinical trial program.

License Fees: Milestone license fees of $2,000,000 were accrued in the six months ended December 31, 2005 in connection with the annual milestone license fee of $4,000,000 that is payable to Novogen, within 30 days, after December 31, 2005 under the terms of the license agreement with Novogen. The December 31, 2005 milestone license fee of $4,000,000 was paid to Novogen in January 2006. .Milestone license fees of $1,000,000 were accrued during the six months ended December 31, 2004 in connection with the annual milestone license fee of $2,000,000 due to Novogen December 31, 2004. The December 31, 2004 milestone license fee of $2,000,000 was paid to Novogen in January 2005.

Selling, General and Administrative: Selling, administrative and general expenses increased by $24,000 to $778,000 for the six months ended December 31, 2005 compared to $754,000 for the six months ended December 31, 2004. The increase was due to additional cost of compliance, additional share registry costs and additional fees charged under the Services agreement with Novogen partially offset by a reduction in foreign exchange losses. Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of MEI’s wholly owned Australian subsidiary Marshall Edwards Pty Ltd (“MEPL”). MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on the Company’s financial position. Net foreign exchange losses during the six months ended December 31, 2005 were $19,000 compared with net foreign exchange losses of $40,000 during the six months ended December 31, 2004.

Liquidity and Capital Resources

At December 31, 2005, the Company had cash resources of $17,735,000 compared to $19,238,000 at June 30, 2005. Funds are invested in short term market accounts, pending use. The implementation of the Company’s business plan is dependent on the Company’s ability to maintain adequate cash resources to complete the clinical development program.

Source and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the six months ended December 31, 2005 was $1,503,000 compared to $1,713,000 for the same period in 2004. The decrease in cash outflow of $210,000 for the six months ended December 31, 2005 was due primarily to the timing of clinical trial payments as the current clinical trials are nearing completion.

Cash Requirements

The Company believes that it will have to raise additional cash resources during the calendar year to fund its planned operations, and the Company is currently assessing the financing alternatives available to it.

The Company is planning to conduct a phase III clinical study to support marketing approval of phenoxodiol for ovarian cancer. The trial will use phenoxodiol in combination with an existing chemotherapeutic and will assess phenoxodiol’s safety and efficacy for late stage ovarian cancer patients who are refractory to standard chemotherapies. The Company is discussing trial design with the FDA to develop a trial protocol, including the number of treatment arms needed to be completed and the number of patients required to be tested in each arm. The Company has not completed the trial design and has not finally determined the cash resources needed to complete the trial.

Novogen has notified the Company that its new anti-cancer compound NV-196 (previously referred to as NV-18) is now an “option compound” under the terms of the license option deed and that Novogen has commenced phase I clinical trials. The Company has commissioned an independent evaluation report on NV-196 and will review initial clinical results before making a decision to commence license negotiations with Novogen. Additional cash resources will be required to enable the Company to confirm a license for NV-196 and to enable it to undertake the clinical development program for that compound.

Ongoing operations through the conduct of the clinical trial program will continue to consume cash resources without generating revenues and the Company will require additional cash resources to expand the clinical trial program for phenoxodiol in the treatment of prostate cancer.

The Company is also required to make payments under the terms of the license agreement with Novogen as follows:

1. A second lump sum license fee of $5,000,000 is payable to Novogen on the later of November 1, 2003 or such date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeds $50,000,000. The Company has not yet reached these preconditions for payment.

2. In addition to the amounts above, until the expiration of the exclusivity period of the license, MEPL must pay Novogen 2.5% of all net sales and 25% of commercialization income. After the exclusivity period of the license, 1.5% of net sales must be paid to Novogen.

3. In addition to the amounts above, beginning in 2006, an $8 million annual milestone license fee is payable under the license agreement for each calendar year ended December 31 during the exclusivity period of the license.

At June 30, 2005 an amount of $2,000,000 was accrued and reflected in amounts due to the parent company, being 50% of the $4,000,000 milestone payment payable to Novogen on December 31, 2005 under the terms of the license agreement with Novogen. An additional milestone license fee accrual of $2,000,000 was made at December 31, 2005 in connection with the $4,000,000 payment due within 30 days following the end of the calendar year, December 31, 2005. The Company paid the December 31, 2005 annual milestone license fee of $4,000,000 due to Novogen at the end of January 2006.

The Company will also be required to make payments to Novogen under the services agreement and manufacturing license and supply agreement.

The Company does not intend to incur any significant capital expenditures in the foreseeable future.

Off-Balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2005:

(In thousands)		Payment due by period
Contractual Obligations	Total	less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Purchase Obligations	$2,264	$1,819	$445	$-	$-
Total	$2,264	$1,819	$445	$-	$-

No amounts have been included for future payments to Novogen which may arise in connection with the license agreement, the services agreement or the manufacturing license and supply agreement as future payments under the terms of the agreements are subject to termination provisions.

New Accounting Pronouncements

Share-Based Payments

In December 2004, the FASB Issued Statement of Financial Accounting Standards No. 123R (Statement 123R), "Share-Based Payments", the provisions of which are effective for the Company in fiscal 2006. This Statement eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Statement 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement 123R is similar to the fair-value-based method disclosed under the provisions of Statement 123 in most respects, there are some differences. The Company’s stock option plan provides for the grant of options to the Company’s directors, employees, employees of the Company’s affiliates and certain of the Company’s contractors and consultants. To date no options have been issued under the plan.

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

Foreign Currency Risk

The Company conducts a portion of its business in various currencies, primarily in U.S. and Australian dollars. At December 31, 2005, the Company had not established a foreign currency hedging program. Net foreign exchange losses during the six months ended December 31, 2005 were $19,000 compared with net foreign exchange losses of $40,000 during the six months ended December 31, 2004. Foreign exchange gains and losses occur upon consolidation of MEPL, which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on the Company’s financial position.

The Company does not consider the effects of foreign currency movements to be a material risk to its financial condition.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The removal of the identified weakness in internal control over financial reporting and in disclosure controls, which was identified and reported in prior filings, is described below under the heading “Changes in Internal Controls”.

Changes in Internal Controls

In 2004, the Company determined that the personnel and management of Novogen who perform its accounting and financial reporting functions pursuant to the services agreement were not sufficiently expert in U.S. GAAP and the requirements of the SEC and the Public Company Accounting Oversight Board and that this lack of expertise represented a material weakness in the operation of the Company’s internal control over financial reporting.

In addition, the Company had concluded that its system of financial reporting was not designed to prepare financial statements in accordance with U.S. GAAP and that its system of internal control, in particular the processes to review and analyze elements of the financial statement close process and prepare consolidated financial statements in accordance with U.S. GAAP, had not reduced to a relatively low level the risk that errors in amounts that would be material in relation to those financial statements may occur and may not be detected within a timely period by management in the normal course of business.

In this regard, the Company required that Novogen engage personnel with expertise or train existing personnel in the following areas:
•	U.S. GAAP;
•	financial reporting in accordance with the SEC regulations;
•	requirements of the Public Company Accounting Oversight Board; and
•	application of technical accounting pronouncements.

Prior to the period covered by this report, Novogen had made significant progress in implementing its plan to address the identified material weakness. However, as of the end of such reporting periods the Company was not satisfied that Novogen had fully addressed the issues underlying the material weakness. During the period covered by this report, Novogen finalized its procedures in addressing the material weakness and the Company now believes that Novogen has adopted processes that are designed to ensure that the preparation of the Company’s consolidated financial statements, including the processes to review and analyze elements of the Company’s financial statement close process, is in accordance with U.S. GAAP and that relevant information about U.S. GAAP, SEC financial reporting requirements and the requirements of the Public Company Accounting Oversight Board is available to those persons involved in the process by which the financial statements are prepared. As a result, the Company has re-assessed the effectiveness of Novogen’s disclosure controls and procedures as they relate to the Company and having allowed a period of time to determine the effectiveness of additional controls and procedures, it now believes that the weakness in internal accounting control as described above has been eliminated.

The changes that have been made to Novogen’s internal control procedures have occurred gradually over time. Therefore, during the quarter ended December 31, 2005, there has been no change in internal control over reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(b)  The effective date of the registration statement (Registration No. 333-109129) filed on Form S-1 and registration statement (Registration No. 333-111291) filed on Form S-1 pursuant to Rule 462(b), both relating to the initial public offering in the United States of common stock units (each unit consisting of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at an exercise price of $9.00 per share), was December 17, 2003. Proceeds to the Company from the offering, after deduction of underwriting discounts and commissions of approximately $806,000 and offering costs of approximately $1,612,000, totalled approximately $15,522,000. As of December 31, 2005, the Company had used $14,569,000 of the proceeds of the offering, of which: $5,000,000 was used to make the first license fee payment due to Novogen under the terms of the license agreement; $2,000,000 was used to make the milestone license fee payment due to Novogen under the terms of the license agreement; and $7,569,000 was used to pay the ongoing expenses of clinical trials, amounts due to Novogen under the services agreement and the manufacturing license and supply agreement and for general corporate expenses. All remaining proceeds of the offering have been invested in short-term money market accounts.

The Company has used the remainder of the proceeds from the offering to partly pay the December 31, 2005 annual milestone license fee of $4,000,000 paid to Novogen at the end of January 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Company held its annual meeting of stockholders on November 30, 2005.

(b)
Mr. Christopher Naughton and Professor Graham E. Kelly were elected at the annual meeting for a term of three years expiring at the 2008 annual meeting of stockholders and until their respective successors have been duly elected and qualified.

The following directors continued their term of office after the meeting:
Professor Paul Nestel
Mr. Philip Johnston
Mr. Stephen Breckenridge
Professor David De Kretser

(c)
At the 2005 annual meeting, holders of the Company’s common stock, voted for the election of two members of the Company’s Board of Directors to serve for terms expiring at the annual meeting in 2008 and until their respective successors have been duly elected and qualified. Holders of the Company’s common stock also voted for the ratification of BDO as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2006 and for the voluntary cancellation of the trading of the Company’s common stock on the Alternative Investment Market of the London Stock Exchange.

At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

Matter	For	Against	Abstain	Withhold authority	Broker non-votes

1.Election of Directors
Christopher Naughton	52,962,452	-	-	34,671	-
Professor Graham E. Kelly	52,966,852	-	-	30,271	-

2.Ratification of the appointment of BDO as independent auditors for the fiscal year ending June 30, 2006.	52,984,926	4,382	7,815	-	-

3.Approval of the voluntary cancellation of the trading of the Company's common stock on the Alternative Investment Market of the London Stock Exchange.	52,983,323	6,300	7,500	-	-

Item 6: Exhibits and Reports on Form 8-K

a) Exhibits
Exhibit Index

Exhibits

31.1      Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2      Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL EDWARDS, INC.

/s/ DAVID SEATON

__________________________________________
David R. Seaton
Chief Financial Offer
(Duly Authorized Officer and Principal Financial Officer)

Date: February 7, 2006

Exhibit 31.1
CERTIFICATION

I, Christopher Naughton, certify that:

1.	I have reviewed this report on Form 10-Q of Marshall Edwards, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) ) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared:

(b)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 7, 2006                               /s/CHRISTOPHER NAUGHTON

  _________________________
Christopher Naughton
Chief Executive Officer

Exhibit 31.2
CERTIFICATION

I, David Ross Seaton, certify that:

1.	I have reviewed this report on Form 10-Q of Marshall Edwards, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) ) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this report is being prepared:

(b)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.
The Company’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 7, 2006                                 /s/ DAVID SEATON

_______________________
David R. Seaton
Chief Financial Officer

Exhibit 32

CERTIFICATION

Pursuant to the requirement set forth in Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350), Christopher Naughton, the President and Chief Executive Officer of Marshall Edwards, Inc. (the “registrant”), and David R. Seaton, the Chief Financial Officer of the registrant, each hereby certifies that, to his or her knowledge:

1.
The registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2005, to which this Certification is attached as Exhibit 32 (the “Periodic Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the registrant at the end of the period covered by the Periodic Report and results of operations of the registrant for the period covered by the Periodic Report.

These certifications accompany the Form 10-Q to which they relate, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

Dated: February 7, 2006

/s/ CHRISTOPHER NAUGHTON                                                                /s/ DAVID SEATON

_________________________________                                                                               _____________________

Christopher Naughton                                                                                    David R. Seaton
Chief Executive Officer                                                                                   Chief Financial Officer