Form 10-Q
period 2006-03-31
MARSHALL EDWARDS INC
filed 2006-05-09
CIK 1262104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No [X]

As of April 30, 2006 the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 56,938,000.

MARSHALL EDWARDS, INC.

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1:	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of March 31, 2006 and June 30, 2005	3
	Consolidated Statements of Operations for the three months and nine months ended March 31, 2006 and 2005 and for the period from December 1, 2000 (inception) through March 31, 2006	4
	Consolidated Statements of Cash Flows for the nine months ended March 31, 2006 and 2005 and for the period from December 1, 2000 (inception) through March 31, 2006	5
	Consolidated Statement of Stockholders’ Equity	6
	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	15

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4:	Controls and Procedures	25

PART II	OTHER INFORMATION

Item 1A:	Risk Factors	26

Item 6:	Exhibits and Reports on Form 8-K	27

SIGNATURES		28

PART I FINANCIAL INFORMATION
Item 1: Financial Statements

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	June 30,
	2006	2005
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$12,863	$9,238
Short term investments	-	10,000
Prepaid expenses and other current assets	461	126
Total current assets	13,324	19,364
Total assets	$13,324	$19,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$140	$254
Accrued expenses	540	403
Amount due to related company	2,956	2,186
Total current liabilities	3,636	2,843

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 100,000 shares,
none outstanding	-	-
Common stock, $ 0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 56,938,000 at
March 31, 2006 and 56,938,000 at June 30, 2005	-	-
Additional paid-in capital	34,636	34,636
Deficit accumulated during development stage	(24,948)	(18,115)
Total stockholders' equity	9,688	16,521
Total liabilities and stockholders' equity	$13,324	$19,364

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from December 1, 2000 (Inception) through March 31,
	2006	2005	2006	2005	2006

Revenues:
Interest and other income	$101	$71	$353	$202	$1,006
Total revenues	101	71	353	202	1,006

Operating expenses:
Research and development	(1,033)	(494)	(2,088)	(1,476)	(8,841)
License fees	(2,000)	(1,000)	(4,000)	(2,000)	(13,000)
Selling, general and administrative	(320)	(317)	(1,098)	(1,071)	(4,112)
Total operating expenses	(3,353)	(1,811)	(7,186)	(4,547)	(25,953)

Loss from operations	(3,252)	(1,740)	(6,833)	(4,345)	(24,947)
Income tax expense	-	-	-	-	(1)
Net loss arising during development stage	$(3,252)	$(1,740)	$(6,833)	$(4,345)	$(24,948)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.03)	$(0.12)	$(0.08)

Weighted average common shares outstanding	56,938,000	56,938,000	56,938,000	56,938,000

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,		Period from December 1, 2000 (Inception) through March 31,
	2006	2005	2006

Operating activities
Net loss arising during development stage	$(6,833)	$(4,345)	$(24,948)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(335)	(240)	(461)
Accounts payable	(114)	61	140
Accrued expenses	137	(128)	540
Amounts due to related company	770	64	2,956
Net cash used in operating activities	(6,375)	(4,588)	(21,773)

Financing activities
Proceeds from issuance of common stock	-	-	34,636
Proceeds from disposal of investments in short-term deposits	10,000	-	-
Net cash provided by financing activities	10,000	-	34,636
Net increase (decrease) in cash and cash
equivalents	3,625	(4,588)	12,863
Cash and cash equivalents at beginning of period	9,238	24,819	-
Cash and cash equivalents at end of period	$12,863	$20,231	$12,863

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock	Additional paid in capital	Deficit accumulated during development stage	Total
	(shares)

Balance at June 30, 2005	56,938,000	$34,636	$(18,115)	$16,521
Net loss arising during development stage			(6,833)	(6,833)
Comprehensive Loss				(6,833)

Balance at March 31, 2006	56,938,000	$34,636	$(24,948)	$9,688

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006

1. The Company and Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Marshall Edwards, Inc. (“MEI”) believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 or any other period. The balance sheet at June 30, 2005 has been derived from the audited financial statements at that date. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2005 which were included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

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

2. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:
	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(In Thousands, except share and per share data)
Numerator
Net loss arising during development stage	(3,252)	(1,740)	(6,833)	(4,345)
Effect of dilutive securities	-	-	-	-
Numerator for diluted earnings per share	$(3,252)	$(1,740)	$(6,833)	$(4,345)

Denominator
Denominator for basic earnings per share -
weighted-average shares	56,938,000	56,938,000	56,938,000	56,938,000
Effect of dilutive securities	-	-	-	-
Dilutive potential common shares	56,938,000	56,938,000	56,938,000	56,938,000

Basic and diluted earnings per share	$(0.06)	$(0.03)	$(0.12)	$(0.08)

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

	As at March 31,
	2006	2005
Common shares issuable upon exercise of outstanding warrants	2,392,000	2,392,000

The warrants outstanding at March 31, 2006 have an exercise price of $9.00 per share and are exercisable prior to December 18, 2006.

3. Expenditure Commitments

At March 31, 2006, the Company had contractual obligations for the conduct of clinical trials, pre clinical research and development and manufacturing process development of approximately $2,410,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. The amounts, assuming all treatment cycles are completed, are expected to be incurred as follows:

(In thousands)		Payment due by period
Contractual Obligations	Total	less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Purchase Obligations	$2,410	$2,410	$-	$-	$-
Total	$2,410	$2,410	$-	$-	$-

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

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(40)	$(3,212)	$(81)	$(1,659)
Segment assets	7,452	5,872	15,175	5,326

	Nine Months Ended March 31, 2006		Nine Months Ended March 31, 2005
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(138)	$(6,695)	$(259)	$(4,086)

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

Milestone license fees of $2,000,000 have been accrued as at the end of March 31, 2006 in connection with the annual milestone payment due within 30 days following the end of the calendar year December 31, 2006.

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

Transactions giving rise to expenditures amounting to $971,000 and $799,000 were made under the services agreement with Novogen during the nine months ended March 31, 2006 and 2005, respectively. Of these amounts, $441,000 and $287,000 related to service fees paid to Novogen for research and development services provided in the nine months ended March 31, 2006 and 2005, respectively, reflecting increased time spent by Novogen research staff on the development of phenoxodiol. Additionally, $530,000 and $512,000 of the total expenditure during the nine months ended March 31, 2006 and 2005, respectively related to costs incurred for administration and accounting services provided by Novogen.

At March 31, 2006 and 2005, $114,000 and $101,000, respectively, were due and owing to Novogen under the services agreement and are included in amounts due to parent company.

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

Transactions giving rise to expenditures amounting to $362,000 and $372,000 were made under the manufacturing license and supply agreement with Novogen during the nine months ended March 31, 2006 and 2005, respectively.

At March 31, 2006 and 2005, $76,000 and $50,000, respectively, were due and owing to Novogen under the manufacturing license and supply agreement and are included in amounts due to parent company.

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

In January 2006, the Company voluntarily cancelled the trading of its common stock on the Alternative Investment Market of the London Stock Exchange.

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

The Company’s main focus during fiscal year ended June 30, 2005 and in the nine months ended March 31, 2006 was to undertake human clinical testing of phenoxodiol. During the nine months ended March 31, 2006, the Company continued to recruit patients into the existing clinical trial programs. The Company is also in the planning phase of its phase III multinational ovarian cancer efficacy study. The Company is discussing trial design with the FDA to develop a trial protocol, including the number of treatment arms needed to be completed and the number of patients required to be tested in each arm. The Company has not completed discussions with the FDA and has not finally determined the cash resources needed to complete the trial.

The Company has agreed to novate Novogen's contracts with third parties which focus on manufacturing process development for phenoxodiol. This work is being undertaken to develop a scaleable manufacturing process which will facilitate larger scale production quantities of phenoxodiol while concurrently developing analytical methods and documentation required for the future submission of an NDA (New Drug Application). An NDA is needed in order to market phenoxodiol and will be required if the planned phase III study were to be successful.

The Company believes that it will have to raise additional cash resources to fund these planned operations. The Company is currently assessing the financing alternatives available to it.

The Company does not employ any staff directly but obtains services from Novogen under a services agreement. The Company has incurred losses since inception and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future as it expands research and development activities and moves phenoxodiol into later stages of development. As of March 31, 2006, the Company had accumulated losses of $24,948,000.

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

Development Expenses

Research and development costs incurred since inception through March 31, 2006 aggregate to $8,841,000.

Research and development costs include clinical trial expenses and are expensed as they are incurred and are expected to increase in the future as the phenoxodiol clinical program progresses. The planned phase III trial will require large patient numbers resulting in significantly increased costs.

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

Clinical trial expenses of $335,000 have been accrued at March 31, 2006. These estimates are based on the number of patients in each trial and the patient treatment cycles completed or milestones achieved.

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

Results of Operations

Three Months Ended March 2006 and 2005

The Company recorded a consolidated loss of $3,252,000 and $1,740,000 for the three months ended March 31, 2006 and 2005, respectively.

Revenues: The Company received interest on cash assets and cash equivalents and short term investments of $101,000 for the three months ended March 31, 2006 versus $71,000 for the three months ended March 31, 2005. The increase was due to an increase in interest rates earned by its cash deposits.

Research and Development: Research and Development expenses increased $539,000 to $1,033,000 for the three months ended March 31, 2006 compared to $494,000 for the three months ended March 31, 2005. The increase was primarily due to third party contract costs associated with the production scale-up activities of the manufacturing process of phenoxodiol and the initial development of the NDA (New Drug Application) documentation. Costs incurred under these agreements and totaling $506,000 have been charged to the Company in the three months ended March 31, 2006. The Company expects research and development clinical trial expenses to increase in the future in accordance with the planned phase III clinical trial program together with increased production scale up costs.

License Fees: Milestone license fees of $2,000,000 have been expensed in the three months ended March 31, 2006 in connection with the annual milestone license fee of $8,000,000 that is payable to Novogen, within 30 days after December 31, 2006 under the terms of the license agreement with Novogen. Milestone license fees of $1,000,000 were expensed in the three months ended March 31, 2005 in connection with the annual milestone license fee of $4,000,000 due to Novogen December 31, 2005. Milestone license fees continue at $8 million per year under the terms of the license agreement with Novogen.

Selling, General and Administrative: Selling, general and administrative expenses increased by $3,000 to $320,000 for the three months ended March 31, 2006 compared to $317,000 for the three months ended March 31, 2005. Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of MEI’s wholly owned Australian subsidiary Marshall Edwards Pty Ltd (“MEPL”). MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on the Company’s financial position. Net foreign exchange losses during the three months ended March 31, 2006 were $12,000 compared with net foreign exchange gains of $35,000 during the three months ended March 31, 2005.

Nine Months Ended March 2006 and 2005

The Company recorded a consolidated loss of $6,833,000 and $4,345,000 for the nine months ended March 31, 2006 and 2005, respectively.

Revenues: The Company received interest on cash assets and cash equivalents and short term investments of $353,000 for the nine months ended March 31, 2006 versus $202,000 for the nine months ended March 31, 2005. The increase was due to an increase in interest rates combined with the Company investing some of its cash in short term investment deposits which yield a greater rate of return than cash accounts.

Research and Development: Research and Development expenses increased by $612,000 to $2,088,000 for the nine months ended March 31, 2006 compared to $1,476,000 for the nine months ended March 31, 2005. The increase was primarily due to third party contact costs associated with the production scale-up activities of the manufacturing process of phenoxodiol and the initial development of the NDA documentation incurred in the quarter ending March 31, 2006, together with additional costs incurred under the services agreement reflecting the increased time spent by Novogen research staff on the development of phenoxodiol. The Company expects research and development clinical trial expenses to increase in the future in accordance with the planned phase III clinical trial program.

License Fees: Milestone license fees of $4,000,000 were expensed in the nine months ended March 31, 2006. Of this milestone license fee expense, $2,000,000 is in connection with the annual milestone license fee of $8,000,000 that is payable to Novogen, within 30 days, after December 31, 2006 under the terms of the license agreement with Novogen. The balance of the milestone license fee expense of $2,000,000 was in connection with the annual milestone license fee of $4,000,000 that was paid to Novogen in January 2006.

Milestone license fees of $2,000,000 were expensed in the nine months ended March 31, 2005. Of this milestone license fee expense, $1,000,000 was in connection with the annual milestone license fee of $4,000,000 that was payable to Novogen in January 2006 under the terms of the license agreement with Novogen. The balance of the milestone license fee expense of $1,000,000 was in connection with the annual milestone license fee of $2,000,000 that was paid to Novogen in January 2005.

Selling, General and Administrative: Selling, general and administrative expenses increased by $27,000 to $1,098,000 for the nine months ended March 31, 2006 compared to $1,071,000 for the nine months ended March 31, 2005. The increase was primarily due to an increase in foreign exchange losses, additional cost of compliance and additional fees charged under the services agreement with Novogen partially offset by a reduction in legal fees. Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of MEI’s wholly owned Australian subsidiary Marshall Edwards Pty Ltd (“MEPL”). MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on the Company’s financial position. Net foreign exchange losses during the nine months ended March 31, 2006 were $31,000 compared with net foreign exchange losses of $5,000 during the nine months ended March 31, 2005.

Liquidity and Capital Resources

At March 31, 2006, the Company had cash resources of $12,863,000 compared to $19,238,000 at June 30, 2005. Funds are invested in short term market accounts, pending use. The Company believes that it will have to raise additional cash resources to fund its planned operations.

Source and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended March 31, 2006 was $6,375,000 compared to $4,588,000 for the same period in 2005. The increase in cash outflow of $1,787,000 for the nine months ended March 31, 2006 was due primarily to the license fee paid to Novogen increasing from $2,000,000 to $4,000,000 for three months ended March 31, 2005 and 2006 respectively.

Cash Requirements

The Company believes that it will have to raise additional cash resources to fund its planned operations, and the Company is currently assessing the financing alternatives available to it.

The Company is planning to conduct a phase III clinical study to support marketing approval of phenoxodiol for ovarian cancer. The trial will use phenoxodiol in combination with an existing chemotherapeutic and will assess phenoxodiol’s safety and efficacy for late stage ovarian cancer patients who are refractory to standard chemotherapies. The Company is discussing trial design with the FDA to develop a trial protocol, including the number of treatment arms needed to be completed and the number of patients required to be tested in each arm. The Company has not completed the final trial design and has not determined the final cost of the trial, however, the Company has determined that additional cash resources will most likely be required to complete the trial and the other planned initiatives.

Novogen has notified the Company that its new anti-cancer compound NV-196 (previously referred to as NV-18) is now an “option compound” under the terms of the license option deed and that Novogen has commenced phase I clinical trials. The Company has commissioned an independent evaluation report on NV-196, has reviewed initial clinical results and has commenced license negotiations with Novogen. The Company is also in discussions with Novogen regarding a possible license for the anti-cancer compound NV-143. Additional cash resources will be required to undertake the clinical development program for those compounds.

Ongoing operations through the conduct of the clinical trial program will continue to consume cash resources without generating revenues and the Company will require additional cash resources to expand the clinical trial program for phenoxodiol in the treatment of prostate cancer.

Novogen, which currently provides phenoxodiol for use in clinical trials, has taken the strategic decision not to manufacture on a large scale Active Pharmaceutical Ingredients (API) for cancer drugs, including phenoxodiol, as these can be more economically supplied by third parties with particular expertise in this area. The contract facilities that have been identified are FDA licensed, have a track record of large scale API manufacture and have already invested in capital and equipment. The Company has agreed to novate Novogen's contracts with third parties which develop a scalable manufacturing method to ensure that sufficient quantities of phenoxodiol can be manufactured in compliance with cGMP (Current Good Manufacturing Practices) and to complete the analytical and stability work necessary for an NDA submission. An NDA is needed in order to market phenoxodiol and would be required if the planned phase III study were to be successful.

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

3. In addition to the amounts above, beginning in 2006, an $8 million annual milestone license fee is payable under the license agreement for each calendar year ending December 31 during the exclusivity period of the license.

At June 30, 2005 an amount of $2,000,000 was accrued and reflected in amounts due to the parent company, being 50% of the $4,000,000 milestone payment payable to Novogen on December 31, 2005 under the terms of the license agreement with Novogen. An additional milestone license fee accrual of $2,000,000 was made at March 31, 2006 in connection with the $8,000,000 payment due within 30 days following the end of the calendar year, December 31, 2006. The Company paid the December 31, 2005 annual milestone license fee of $4,000,000 due to Novogen at the end of January 2006.

The Company will also be required to make payments to Novogen under the services agreement and manufacturing license and supply agreement.

The Company does not intend to incur any significant capital expenditures in the foreseeable future.

Off-Balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at March 31, 2006:
(In thousands)		Payment due by period
Contractual Obligations	Total	less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Purchase Obligations	$2,410	$2,410	$-	$-	$-
Total	$2,410	$2,410	$-	$-	$-

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

Foreign Currency Risk

The Company conducts a portion of its business in various currencies, primarily in U.S. and Australian dollars. At March 31, 2006, the Company had not established a foreign currency hedging program. Net foreign exchange losses during the nine months ended March 31, 2006 were $31,000 compared with net foreign exchange losses of $5,000 during the nine months ended March 31, 2005. Foreign exchange gains and losses occur upon consolidation of MEPL, which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on the Company’s financial position.

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

PART II OTHER INFORMATION

Item 1A: Risk Factors

Set forth below in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission, including, without limitation, our most recently filed Form 10-K, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements in this Quarterly Report on Form 10-Q. We believe that these risks and uncertainties are the principal material risks facing the Company as of the date of this Form 10-Q. In the future, we may become subject to additional risks that are not currently known to us. If any of these risks actually occur, our business, financial condition and operating results could be seriously harmed. As a result, the trading price of our common stock could decline, and you could lose all or part of the value of your investment.

We may not be able to raise the additional funds necessary to complete Phase III clinical trials and commercialize phenoxodiol, or if we do raise the additional funds necessary, the trading price of our common stock may decline and our common stock may be diluted.

While we believe that we have sufficient funds to complete our current clinical trial program, we will require additional funds to further the evaluation of phenoxodiol beyond the current objectives, including the completion of any Phase III clinical trials for phenoxodiol, and to pursue the commercialization of phenoxodiol. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell shares of our common stock or securities convertible into our common stock at a price that is a significant discount from the market price, resulting in potential dilution to existing holders of our common stock and a downward pressure on the stock price. If we are unable to obtain additional funds on favorable terms we may be required to cease or reduce our operations.

Item 6: Exhibits and Reports on Form 8-K

a) Exhibits
Exhibit Index

Exhibits

31.1    Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2    Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32       Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

  (b) Reports on Form 8-K.

On March 27, 2006 the Company filed a current report on Form-8K regarding the appointment of Professor Bryan Williams to serve as a director of the Company and as a member of the Board’s Audit Committee and Remuneration Committee, effective March 31, 2006. This appointment was following the resignation of Professor David de Kretser AO, who resigned as director due to his appointment as the Governor of the State of Victoria, Australia.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL EDWARDS, INC.

/s/ DAVID SEATON

David R. Seaton
Chief Financial Offer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 9, 2006

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

Date: May 9, 2006                     /s/CHRISTOPHER NAUGHTON

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

Date: May 9, 2006                     /s/ DAVID SEATON

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

1.
The registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, to which this Certification is attached as Exhibit 32 (the “Periodic Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the registrant at the end of the period covered by the Periodic Report and results of operations of the registrant for the period covered by the Periodic Report.

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

Dated: May 9, 2006

/s/ CHRISTOPHER NAUGHTON            /s/ DAVID SEATON

_________________________________                          _____________________
Christopher Naughton                       David R. Seaton
Chief Executive Officer                     Chief Financial Officer