Form 10-Q
period 2006-12-31
MARSHALL EDWARDS INC
filed 2007-02-08
CIK 1262104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 31, 2007 the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 63,390,937.

MARSHALL EDWARDS, INC.
INDEX

Page
PART I FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)
Consolidated Balance Sheets as of December 31, 2006 and June 30, 2006	3
Consolidated Statements of Operations for the three months and six months ended December 31, 2006 and 2005 and for the period from December 1, 2000 (inception) through December 31, 2006	4
Consolidated Statements of Cash Flows for the six months ended December 31, 2006 and 2005 and for the period from December 1, 2000 (inception) through December 31, 2006	5
Consolidated Statement of Stockholders’ Equity	6
Notes to Consolidated Financial Statements	7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation	19

Item 3: Quantitative and Qualitative Disclosures about Market Risk	31

Item 4: Controls and Procedures	32

PART II OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders	33

Item 6: Exhibits	35

SIGNATURES	36

PART I FINANCIAL INFORMATION
Item 1: Financial Statements
MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	June 30,
	2006	2006
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$20,226	$10,054
Deferred offering costs	—	95
Prepaid expenses and other current assets	73	246

Total current assets	20,299	10,395

Total assets	$20,299	$10,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$805	$420
Accrued expenses	1,386	638
Amount due to related company	523	202

Total current liabilities	2,714	1,260

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 100,000 shares, none outstanding	—	—
Common stock, $0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 63,390,937 at December 31, 2006 and 56,938,000 at June 30, 2006	—	—
Additional paid-in capital	53,141	34,636
Deficit accumulated during development stage	(35,556)	(25,501)

Total stockholders’ equity	17,585	9,135

Total liabilities and stockholders’ equity	$20,299	$10,395

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

					Period from
					December 1,
					2000 (Inception)
	Three Months Ended		Six Months Ended		through
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006

Revenues:
Interest and other income	$183	$130	$318	$252	$1,417

Total revenues	183	130	318	252	1,417

Operating expenses:
Research and development	(1,806)	(469)	(2,733)	(1,055)	(12,913)
License fees	—	(1,000)	(5,000)	(2,000)	(17,000)
Selling, general and administrative	(552)	(439)	(2,640)	(778)	(7,058)

Total operating expenses	(2,358)	(1,908)	(10,373)	(3,833)	(36,971)

Loss from operations	(2,175)	(1,778)	(10,055)	(3,581)	(35,554)

Income tax expense	—	—	—	—	(2)

Net loss arising during development stage	$(2,175)	$(1,778)	$(10,055)	$(3,581)	$(35,556)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.03)	$(0.16)	$(0.06)

Weighted average common shares outstanding	63,390,937	56,938,000	63,005,163	56,938,000

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
			December 1, 2000
			(Inception)
	Six Months Ended		through
	December 31,		December 31,
	2006	2005	2006

Operating activities
Net loss arising during development stage	$(10,055)	$(3,581)	$(35,556)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share based payments	1,642	—	1,642
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	173	76	(73)
Accounts payable	385	24	805
Accrued expenses	748	(12)	1,386
Amounts due to related company	321	1,990	523

Net cash used in operating activities	(6,786)	(1,503)	(31,273)

Financing activities
Net proceeds from issuance of common stock *	16,958	—	51,499

Proceeds from disposal of investments in short-term deposits	—	10,000	—

Net cash provided by financing activities	16,958	10,000	51,499
Net increase (decrease) in cash and cash equivalents	10,172	8,497	20,226
Cash and cash equivalents at beginning of period	10,054	9,238	—

Cash and cash equivalents at end of period	$20,226	$17,735	$20,226

*	Deferred offering costs of $95,000 from the year ended June 30, 2006 have been offset against net proceeds from the issuance of common stock in the six months to December 31, 2006.
See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

			Deficit
			accumulated
			during
		Additional paid	development
	Common Stock	in capital	stage	Total
	(shares)
Balance at June 30, 2006	56,938,000	$34,636	$(25,501)	$9,135

Net loss arising during development stage			(10,055)	(10,055)

Comprehensive Loss				(10,055)
Common Stock issued July 11, 2006	6,329,311	16,863		16,863

Shares issued as share-based payment (refer Note 6)	123,626	443	—	$443
Warrants issued as share-based payment (refer Note 6)		1,199	—	$1,199

Balance at December 31, 2006	63,390,937	$53,141	$(35,556)	$17,585

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2006
1. The Company and Summary of Significant Accounting Policies
Marshall Edwards, Inc. (“MEI” or the “Company”) is a development stage company incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited (“Novogen”). The Company commenced operations in May 2002 and its business purpose is the development and commercialization of drugs for the treatment of cancer. The Company is presently engaged in the clinical and pre-clinical development of the anti-cancer drugs phenoxodiol, NV-196 and NV-143. Novogen’s subsidiary has granted to the Company’s subsidiary, Marshall Edwards Pty Ltd (MEPL), worldwide non-transferable licenses under its patent right and patent applications and its relevant know-how to conduct clinical trials and commercialize and distribute all forms of phenoxodiol, NV-196 and NV-143 for uses in the field of prevention, treatment, and cure of cancer in humans, except topical applications.
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
In May 2006, the Company licensed two oncology compounds, NV-196 and NV-143, from Novogen. NV-196 is being developed initially in oral form for pancreatic and bile duct cancer and is currently in Phase I human testing. NV-143 is targeted for the treatment of melanoma, also in oral dose form, and is in pre-clinical testing stage. The Company will continue the clinical development and commercialization of these two additional drug candidates which will complement the current drug candidate, phenoxodiol, in the area of cancer.
Principles of Consolidation
The consolidated financial statements include the accounts of MEI and its wholly-owned subsidiary, MEPL. Significant intercompany accounts and transactions have been eliminated on consolidation.
Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Revenue Recognition
Interest
The only revenue earned to date is interest on cash balances, which is recognised on an accruals basis.
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
Research and Development Expenses
Research and development expenses relate primarily to the cost of conducting human clinical and pre-clinical trials of phenoxodiol, NV-196 and NV-143. Research and development costs are charged to expense as incurred.

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
Other stock-based payments have been accounted for in accordance with SFAS No. 123R “Share-Based Payments”. The Company therefore recognises the cost of goods acquired or the expense for services received in a share-based payment transaction when it obtains the goods or as services are received. The Company recognises a corresponding increase in equity or a liability depending on the classification of the share-based instrument granted.
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

2. Loss Per Share
The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In Thousands, except share and per share data)
Numerator
Net loss arising during development stage	(2,175)	(1,778)	(10,055)	(3,581)
Effect of dilutive securities	—	—	—	—

Numerator for diluted earnings per share	$(2,175)	$(1,778)	$(10,055)	$(3,581)

Denominator
Denominator for basic earnings per share - Weighted average number of shares used in computing net loss per share, basic and diluted	63,390,937	56,938,000	63,005,163	56,938,000
Effect of dilutive securities	—	—	—	—

Dilutive potential common shares	63,390,937	56,938,000	63,005,163	56,938,000

Basic and diluted earnings per share	$(0.03)	$(0.03)	$(0.16)	$(0.06)
During the period presented, the Company had warrants outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. Since the Company has a loss for all periods presented, diluted and basic earnings per share are the same. The outstanding warrants consist of the following potential common shares:

	As at December 31,
	2006	2005

Warrants exercisable prior to December 18, 2006 at an exercise price of $9.00	—	2,392,000
Warrants exercisable prior to July 11, 2010 at an exercise price of $4.35	2,815,258	—

Common shares issuable upon exercise of outstanding warrants	2,815,258	2,392,000

The 2,392,000 warrants exercisable prior to December 18, 2006 have expired. No shares of common stock have been issued as a result of exercise of any of these warrants.
During July 2006, the Company issued 6,452,937 shares of common stock and 2,815,258 warrants in connection with a PIPE capital raising and for securing a Standby Equity Distribution Agreement. For further details see Note 6 “Equity”.
3. Expenditure Commitments
At December 31, 2006, the Company had contractual obligations for the conduct of clinical trials, pre-clinical research and development, manufacture of clinical trial drug supply and manufacturing process development of approximately $8,077,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. The amounts, assuming all treatment cycles are completed, are expected to be incurred as follows:

		Payment due by period
(In thousands)		less than 1	1 - 3		More than
Contractual Obligations	Total	Year	Years	3 - 5 Years	5 Years

Purchase Obligations	$8,077	$4,715	$3,000	$362	$—

Total	$8,077	$4,715	$3,000	$362	$—

No amounts have been included for future payments to Novogen which may arise in connection with the license agreements for phenoxodiol, NV-143 and NV-196, the services agreement or the manufacturing license and supply agreement as future payments under the terms of the agreements are subject to termination provisions. Payments in connection with these agreements are detailed in Note 5 “Related Party Transactions”.
The Company is not currently a party to any material legal proceedings.
The Company’s certificate of incorporation provides that it will indemnify Novogen in connection with certain actions brought against Novogen by any of the Company’s stockholders or any other person.
The Company has guaranteed the payment and performance of the obligations of its subsidiary, MEPL, to Novogen and its subsidiaries, Novogen Laboratories Pty Limited and Novogen Research Pty Limited, under the license agreement for phenoxodiol, the manufacturing license and supply agreement and the services agreement. Novogen has guaranteed the performance of the obligations of Novogen Research Pty Limited under the license agreement for phenoxodiol and the obligations of Novogen Laboratories Pty Limited under the manufacturing license and supply agreement to MEPL. Each of the Company and Novogen’s obligations in the guarantee and indemnity agreement are absolute, unconditional and irrevocable.
The Company has issued a letter of support to the Directors of MEPL guaranteeing financial support, for a period of twelve months ending October 3, 2007, should it be unable to meet any of its financial commitments.

4. Segment Information
The Company’s focus is to continue the clinical and pre-clinical program currently underway for the development and commercialization of phenoxodiol, NV-143 and NV-196. The business contains two major segments based on geographic location.

	Three Months Ended		Three Months Ended
	December 31, 2006		December 31, 2005
		(In Thousands)
	USA	Australia	USA	Australia

Loss from operations	$(82)	$(2,093)	$(68)	$(1,710)
Segment assets	15,123	5,176	15,058	2,727

	Six Months Ended		Six Months Ended
	December 31, 2006		December 31, 2005
(In Thousands)
	USA	Australia	USA	Australia

Loss from operations	$(1,854)	$(8,201)	$(98)	$(3,483)
5. Related Party Transactions
License Agreement for Phenoxodiol
In September 2003, the Company entered into a license agreement pursuant to which Novogen’s subsidiary, Novogen Research Pty Limited, granted to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute phenoxodiol products. The license agreement covers uses of phenoxodiol in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the agreement by giving three months’ notice to Novogen. MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum license fee payment due under the terms of the license agreement. Also, MEPL paid $2,000,000 to Novogen in January 2005 and $4,000,000 in January 2006 which were the annual milestone license fee payments due under the license agreement. The Company paid a second lump sum license fee of $5,000,000 to Novogen in July 2006 following the raising of funds in a private placement. This license fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeded $50,000,000. Following the PIPE share issue on July 11, 2006 the funds received from equity issuances exceeded $50,000,000 which triggered this license fee payment. Future amounts payable to Novogen under terms of the license agreement are as follows:
1. Until the expiration of the exclusivity period of the license, MEPL must pay Novogen 2.5% of all net sales and 25% of commercialization income. After the exclusivity period of the license, 1.5% of net sales must be paid to Novogen. The preconditions to such payments have not yet occurred.

The “Exclusivity Period” ends on the later of:
(a)	the date of expiration or lapsing of the last patent right in the patents and patent applications set out in the license agreement with Novogen; or
(b)	the date of expiration or lapsing of the last licensed patent right which MEPL would, but for the license granted in the license agreement, infringe in any country in the geographical territory covered by the license agreement by doing in that country any of the things set out in the license agreement.
2. In addition to the amounts above, beginning in 2006, an $8,000,000 annual milestone license fee is payable under the amended terms of the license agreement for each calendar year ending December 31 during the exclusivity period of the license. The December 31, 2006 license fee has been deferred under the license amendment deed which is discussed below.
License Amendment Deed for Phenoxodiol
In June 2006, the Company entered into an amendment deed to the license agreement for phenoxodiol. Pursuant to the original term of the license agreement for phenoxodiol the Company was required to pay an $8,000,000 license milestone fee to Novogen Research Pty Limited in December 2006. The amendment deed extends the date that the $8,000,000 license milestone fee is payable until the earliest receipt by MEPL of the first:
(i)	approval by the FDA of a New Drug Application (NDA) for phenoxodiol;

(ii)	approval or authorization of any kind to market phenoxodiol in the United States; or

(iii)	approval or authorization of any kind by a government agency in any other country to market phenoxodiol.
Upon receipt of any of the above, the Company must pay to Novogen, $8,000,000, together with interest on that amount from (and including) December 31, 2006, calculated at the bank bill rate. This milestone license fee replaces the $8,000,000 December 31, 2006 milestone fee.
The license amendment deed provides that this next milestone license fee is not due until one of the approvals set out above is obtained. As no approvals described above have been received no milestone license fees have been accrued at December 31, 2006 or June 30, 2006.
License Agreement for NV-196 and NV-143
In May 2006, the Company entered into a second license agreement with Novogen for two oncology compounds, NV-196 and NV-143. NV-196 is being developed initially in oral form for pancreatic and bile duct cancer and is currently in Phase I human testing. NV-143 is targeted for the treatment of melanoma, also in oral dose form, and is in the pre-clinical testing stage. The license agreement is an agreement under which Novogen’s subsidiary, Novogen Research Pty Limited, grants to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute NV-196 and NV-143 products. The license agreement covers uses of NV-196 and NV-143 in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the agreement by giving three months’ notice to Novogen. MEPL paid $1,000,000 to Novogen in May 2006 which was the first lump sum license fee payment due under the terms of the license agreement. The Company is required to make payments under the terms of this second license agreement with Novogen as follows:
1. A lump sum license fee of $1,000,000 is payable to Novogen on the commencement date of the license in consideration of the license granted. This initial lump sum license fee was paid to Novogen in May 2006.
2. In further consideration of the license granted, MEPL must pay to Novogen the following milestone license fees upon the occurrence of the corresponding milestone as set forth below;
a) the first license product containing NV-196 to reach a milestone as set forth below; and
b) the first licensed product containing NV-143 to reach a milestone as set forth below.
     The milestone license fees are:
i)	$1,000,000 on the date an investigational new drug application (IND) for the licensed product goes into effect or the equivalent approval of a government agency is obtained in another country. If this event does not occur before March 31, 2008 then this amount will be due on this date;

ii)	$2,000,000 on the date of enrollment of the first clinical trial subject in a Phase II clinical trial of the licensed product. If this event does not occur before June 30, 2009, then this amount will be due on this date;

iii)	$3,000,000 on the date of enrollment of the first clinical trial subject in a Phase III clinical trial of the licensed product. If this event does not occur before December 31, 2011, then this amount will be due on this date; and

iv)	$8,000,000 on the date of first receipt of a NDA for the licensed product from the FDA or equivalent approval from a government agency in another country. If this event does not occur before December 31, 2013, then this amount will be due on this date.
3. MEPL must pay Novogen royalties of 5.0% of all net sales and 25% of commercialization income for the term of the license. The royalty rate is reduced by 50% if the licensed patent rights in any country or territory expire, lapse, are revoked, do not exist or are assigned to MEPL and the product is entirely manufactured and supplied in such country.
4. Minimum royalties of $3,000,000 per year are payable following the date of first receipt of an NDA for a licensed product from the FDA (or equivalent approval from a government agency in any other country) until the expiration of the term.
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

Services Agreement
The Company does not currently intend to directly employ any staff. Under the terms of the services agreement, Novogen or its subsidiaries have agreed to provide services reasonably required by the Company relating to the development and commercialization of phenoxodiol and other licensed products, including NV-196 and NV-143. Novogen has agreed to provide these services at cost plus a 10% mark-up. The Company may terminate the agreement on three months written notice to Novogen.
Transactions giving rise to expenditures amounting to $1,039,000 and $651,000 were made under the services agreement with Novogen during the six months ended December 31, 2006 and 2005, respectively. Of these amounts, $642,000 and $296,000 related to service fees paid to Novogen for research and development services provided in the six months ended December 31, 2006 and 2005, respectively, reflecting the time spent by Novogen research staff on the development of phenoxodiol. Additionally, $397,000 and $355,000 of the total expenditures during the six months ended December 31, 2006 and 2005, respectively, related to costs incurred for administration and accounting services provided by Novogen.
At December 31, 2006 and 2005, $395,000 and $116,000, respectively, were due and owing to Novogen under the services agreement and are included in amounts due to related company.
Manufacturing License and Supply Agreement
Under the terms of the manufacturing license and supply agreement, MEPL has granted to one of Novogen’s subsidiaries an exclusive, non-transferable sub license to manufacture and supply phenoxodiol in its primary manufactured form. Novogen’s subsidiary has agreed to supply phenoxodiol to MEPL for the clinical trial development program and phenoxodiol’s ultimate commercial use. Phenoxodiol supplied by Novogen under the terms of this agreement will be charged at cost plus a 50% markup.
Transactions giving rise to expenditures amounting to $89,000 and $226,000 were made under the manufacturing license and supply agreement with Novogen during the six months ended December 31 , 2006 and 2005, respectively.
At December 31, 2006 and 2005, $23,000 and $31,000, respectively, were due and owing to Novogen under the manufacturing license and supply agreement and are included in amounts due to parent company.
Novogen has taken the strategic decision not to manufacture large scale Active Pharmaceutical Ingredients (API) for cancer drugs, including phenoxodiol, as these can be more economically supplied by third parties with particular expertise in this area. The contract facilities that have been identified are FDA licenced, have a track record of large scale API manufacture and have already invested in capital and equipment. The Company has completed the novation to MEPL of contracts that Novogen had entered into with third parties to develop a scalable manufacturing method to ensure that sufficient quantities of phenoxodiol can be manufactured in compliance with cGMP (Current Good Manufacturing Practices), to supply the necessary quantities of API for the Ovature trial and to complete the analytical and stability work necessary for an NDA submission.

6. Equity
MEI is a development stage company incorporated in December 2000. MEI commenced operations in May 2002 coinciding with its listing on the London Stock Exchange’s Alternative Investment Market (AIM).
In May 2002, the Company sold 2,523,000 shares of its common stock and 2,523,000 warrants, raising proceeds of $9,022,000, net of $1,070,000 of transaction costs. The warrants were exercisable prior to November 30, 2003 at an exercise price of $4.00 per share. The common stock was listed for trading on the AIM. Following the listing, Novogen retained 95.1% of the Company’s common stock.
In June 2003, 9,000 warrants were exercised, resulting in proceeds to the Company of $36,000. In November 2003, the remaining 2,514,000 warrants were exercised at an exercise price of $4.00 per share with proceeds to the Company of $10,056,000.
In December 2003, the Company sold 2,392,000 common stock units at a public offering price of $7.50 per unit. Each common stock unit consisted of:
•	one share of common stock; and

•	one warrant to purchase a share of common stock, exercisable prior to December 18, 2006 at an exercise price equal to $9.00.
The 2,392,000 warrants exercisable prior to December 18, 2006 have expired. No shares of common stock have been issued as a result of exercise of any of these warrants.
In connection with the December 2003 offering, the Company’s common stock and warrants commenced trading separately on the Nasdaq Global Market. The Company received proceeds of $15,522,000, net of $2,431,000 transaction costs in the December 2003 offering. Following the offering, Novogen retained 86.9% of the Company’s common stock.
In January 2006, the Company voluntarily cancelled the trading of its common stock on the Alternative Investment Market of the London Stock Exchange (AIM).
On July 11, 2006, the Company entered into a securities subscription agreement with certain accredited investors providing for the placement of 6,329,311 shares of our common stock and warrants exercisable for 2,215,258 shares of our common stock at a purchase price of $2.90 per unit. Each unit consisted of one share of common stock and 0.35 of a warrant to purchase one share of common stock. The warrants have an exercise price of $4.35 per share, subject to certain adjustments. The exercise price and number of shares issuable upon exercise of such warrants are subject to adjustment in the event of stock dividends, stock splits and other similar events. The warrants may be exercised no less than six months from the closing date and will expire four years from the date of issuance, or July 11, 2010. The Company closed the private placement on July 11, 2006. In connection with the PIPE, the Company received proceeds of $16.9 million net of $1.5 million commissions and other costs.

In connection with the securities subscription agreement the Company entered into with certain accredited investors as of July 11, 2006, the Company entered into a registration rights agreement pursuant to which the Company is obligated to file a resale registration statement with the SEC covering the shares of common stock issued in connection with the securities subscription agreement, in addition to the shares of common stock underlying the warrants issued in connection with the securities subscription agreement. The Company filed the registration statement on August 9, 2006 which was declared effective September 5, 2006.
On July 11, 2006, the Company entered into a standby equity distribution agreement (the “SEDA”), with Cornell Capital Partners, LP (“Cornell”). Under the SEDA, the Company may issue and sell to Cornell shares of its common stock for a total purchase price of up to $15 million, once a resale registration statement is in effect. Commencing as of the effective date of the registration statement and continuing for up to 24 months thereafter, the Company has sole discretion whether and when to sell shares of its common stock to Cornell. Cornell will be irrevocably bound to purchase shares of common stock from the Company after the Company sends a notice that it intends to sell shares of its common stock to Cornell. Each advance under the SEDA is limited to a maximum of $1.5 million.
In connection with the SEDA, the Company paid Cornell a commitment fee of 123,626 shares of its common stock and warrants to purchase 600,000 shares of its common stock that expire on July 11, 2010. The warrants have an exercise price of $4.35 per share, subject to certain adjustments. The exercise price and number of shares issuable upon exercise of such warrants are subject to adjustment in the event of stock dividends, stock splits and other similar events. The commitment fee, comprising shares and warrants, is a share-based payment and has been accounted for in accordance with FAS123R “Share-based Payment”. The fair values of shares and warrants issued have been recognised directly in equity in the balance sheet and as selling, general and administration expenses in the income statement in the quarter ended September 30, 2006.
Before the Company can sell any shares of its common stock to Cornell under the SEDA, a resale registration statement will have to be filed with and declared effective by the SEC to cover Cornell’s resale of shares of our common stock it buys under the SEDA.
The Company has not issued any shares of common stock under the terms of the standby equity distribution agreement.
Under the terms of the PIPE, the Company is required to maintain an effective registration statement. As the penalty for not maintaining this registration is less than the difference between the value of registered shares and unregistered shares, the equity has been classified as permanent equity.
Following the private placement, Novogen retained 78.1% of the Company’s common stock.
7. Contingent Liability
In the event that the registration statement, filed in connection to the securities subscription agreement, ceases to be effective or usable at any time while shares of common stock covered by it remain unsold or may only be sold subject to certain volume limitations, or investors are not permitted to utilize the prospectus in connection with the registration statement to resell shares of common stock covered by the registration statement, the Company will be obligated to pay investors who purchased shares of common stock in the private placement liquidated damages equal to 1% of the aggregate purchase price paid by each investor pursuant to the securities subscription agreement for any shares of common stock, shares of common stock issuable upon exercise of warrants or warrants then held by each investor per month (pro rated for any period less than a month) until the registration statement is effective or the investors are permitted to utilize the prospectus in connection with the registration statement to resell shares of common stock covered by the registration statement.
Liquidated damages paid to each investor in the private placement may not exceed more than 10% of the purchase price paid by such investor for shares of common stock, shares of common stock issuable upon exercise of warrants or warrants purchased under the securities subscription agreement. The maximum amount of liquidated damages payable would be approximately $1.8 million. If the Company becomes obligated to pay liquidated damages, the Company would reduce its limited working capital and potentially need to raise additional funds.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation
Special Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Security Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this quarterly report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:
•	our limited operating history;

•	our inability to obtain any additional required financing or financing available to us on acceptable terms;

•	our failure to successfully commercialize our product candidates;

•	costs and delays in the development and/or receipt of FDA or other required governmental approvals, or the failure to obtain such approvals, for our product candidates;

•	uncertainties in clinical trial results;

•	our inability to maintain or enter into, and the risks resulting from our dependence upon, collaboration or contractual arrangements necessary for the development, manufacture, commercialization, marketing, sales and distribution of any products;

•	our inability to control the costs of manufacturing our products;

•	continued cooperation and support of Novogen Limited (“Novogen”), our parent company;

•	competition and competitive factors;

•	our inability to protect our patents or proprietary rights and obtain necessary rights to third party patents and intellectual property to operate our business;

•	our inability to operate our business without infringing the patents and proprietary rights of others;

•	costs stemming from our defence against third party intellectual property infringement claims;

•	difficulties in enforcement of civil liabilities against our officers and directors who are residents of jurisdictions outside the United States;

•	general economic conditions;

•	the failure of any products to gain market acceptance;

•	technological changes;

•	government regulation generally and the receipt of the regulatory approvals;

•	changes in industry practice; and

•	one-time events.
These risks are not exhaustive. Other sections of this quarterly report may include additional factors which could adversely impact business and financial performance. In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2006 and quarterly report on Form 10-Q for the three month period ended September 30, 2006. Moreover, we operate in a very competitive and rapidly changing environment.
You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the financial statements and the notes thereto appearing elsewhere in this report.
Overview
We are a development stage pharmaceutical company listed on the Nasdaq Global Market under the symbol “MSHL”. We were incorporated on December 1, 2000 as a wholly-owned subsidiary of Novogen Limited, an Australian company. We commenced operations in May 2002 and our business purpose is the development and commercialization of drugs for the treatment of cancer.
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
We do not employ any staff directly but obtain services from Novogen under a services agreement. We have incurred losses since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future as we expand research and development activities and move phenoxodiol into later stages of development. As of December 31, 2006, we had accumulated losses of $35,556,000.
We have not generated any revenues from operations since inception other than interest on cash assets.
Expenses have consisted primarily of costs associated with conducting the clinical trials of phenoxodiol, costs incurred under the license agreement for phenoxodiol, costs incurred under the license agreement for NV-196 and NV-143, the services agreement and the manufacturing license and supply agreements with Novogen and its subsidiaries, including the costs of the clinical trial drug supplies.
To date, operations have been funded primarily through the sale of equity securities.
We expect that quarterly and annual operating results will fluctuate for the foreseeable future due to several factors including the timing and extent of research and development efforts and the outcome and extent of clinical trial activities. Our limited operating history makes accurate prediction of future operating results difficult or impossible.
Critical Accounting Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
Development Expenses
Research and development costs incurred since inception through December 31, 2006 aggregate to $12,913,000.
Research and development costs include clinical trial expenses and are expensed as they are incurred. These costs are expected to increase in the future as the phenoxodiol clinical program progresses and as we expand our research and development of NV-196 and NV-143. The planned phenoxodiol Phase III OVATURE trial will require large patient numbers resulting in significantly increased costs.
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
We intend to continue the clinical development of phenoxodiol as well as NV-196 and NV-143, which were licensed from Novogen. We will also continue to assess the opportunity to license other cancer drugs developed by Novogen as the opportunities arise.
Clinical Trial Expenses
Estimates have been used in determining the expense liability under certain clinical trial contracts where services have been performed but not yet invoiced. The actual costs of those services could differ in amount and timing from the estimates used in completing the financial results.
Clinical trial expenses of $404,000 have been accrued at December 31, 2006. These estimates are based on the number of patients in each trial and the number of drug administration cycles completed.
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
The manufacturing process development of phenoxodiol is being undertaken to develop a scalable manufacturing process which will facilitate larger scale production quantities while concurrently developing analytical methods and the documentation required for the future New Drug Application (NDA). An NDA is needed in order to market phenoxodiol and will be required if the OVATURE study is successful. The work being undertaken will also provide the drug quantities needed for the OVATURE clinical trial.
Manufacturing expenses of $811,000 have been accrued at December 31, 2006. These estimates are based on the milestones completed for each of the service contracts.
Stock Based Compensation
We account for stock based payments in accordance with SFAS No. 123R “Share-Based Payments”. The costs of these equity-settled transactions are determined using a binomial model to calculate the fair value at the date on which they are granted. With respect to the fair value of 600,000 warrants issued July 11, 2006, in connection with the SEDA commitment fee, the following assumptions were used:

Dividend yield	0%
Expected volatility	76%
Historical volatility	76%
Risk-free interest rate	5.45%
Expected life of warrant	4 years
Warrant fair value	$1.998
The dividend yield reflects the assumption that the current dividend payout, which is zero, will continue with no anticipated increases. The expected life of the option is based on historical data and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility is indicative of future trends, which may also not necessarily be the actual outcome.
The Company’s stock option plan provides for the grant of options to the Company’s directors, employees, employees of the Company’s affiliates and certain of the Company’s contractors and consultants. To date no options have been issued under the plan.

Results of Operations
Three Months Ended December 31, 2006 and 2005
We recorded a consolidated loss of $2,175,000 and $1,778,000 for the three months ended December 31, 2006 and 2005, respectively.
Revenues: We received interest on cash assets and cash equivalents and short term investments of $183,000 for the three months ended December 31, 2006 versus $130,000 for the three months ended December 31, 2005. The increase was due to higher cash balances following the capital raising in July 2006 combined with an increase in interest rates earned by our cash deposits.
Research and Development: Research and Development expenses increased $1,337,000 to $1,806,000 for the three months ended December 31, 2006 compared to $469,000 for the three months ended December 31, 2005. The increase was due to a number of factors including the costs associated with the Phase III OVATURE clinical trial. Costs were also incurred in connection with the production scale-up activities of phenoxodiol and the manufacture of clinical trial drug supply. A further contributing factor to the increase in the research and development expenses for the three months ended December 31, 2006 compared to corresponding period in 2005 was an increase in the research and development service fees incurred under the services agreement with Novogen as a result of the additional time spent on the OVATURE clinical trial and in developing the recently licensed product candidates NV-196 and NV-143. We expect research and development clinical trial expenses to increase significantly in the future due to the Phase III OVATURE study.
License Fees: No milestone license fees have been expensed in the three months ended December 31, 2006. Milestone license fees of $1,000,000 were expensed in the three months ended December 31, 2005 in connection with the annual milestone license fee of $4,000,000 due to Novogen on December 31, 2005.
Selling, General and Administrative: Selling, general and administrative expenses increased by $113,000 to $552,000 for the three months ended December 31, 2006 compared to $439,000 for the three months ended December 31, 2005. The increase was due primarily to the cost of printing a shareholder newsletter and annual report, general legal costs and travel costs.
Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of our wholly owned subsidiary Marshall Edwards Pty Ltd (MEPL). MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. At December 31, 2006, we had not established a foreign currency hedging program. Net foreign exchange losses during the three months ended December 31, 2006 were $44,000 compared with net foreign exchange losses of $16,000 during the three months ended December 31, 2005.

Six Months Ended December 31, 2006 and 2005
We recorded a consolidated loss of $10,055,000 and $3,581,000 for the six months ended December 31, 2006 and 2005, respectively.
Revenues: We received interest on cash assets and cash equivalents and short term investments of $318,000 for the six months ended December 31, 2006 versus $252,000 for the six months ended December 31, 2005. The increase was due to higher cash balances following the capital raising in July 2006 combined with an increase in interest rates earned by our cash deposits.
Research and Development: Research and Development expenses increased $1,678,000 to $2,733,000 for the six months ended December 31, 2006 compared to $1,055,000 for the six months ended December 31, 2005. The increase was due to a number of factors including the initial fee following the appointment of the clinical research organization which has commenced preparations for enrollment of patients into the Phase III OVATURE clinical trial. Costs were also incurred in connection with the production scale-up activities of phenoxodiol and the development of the NDA (New Drug Application) documentation. A further contributing factor to the increase in the research and development expenses for the six months ended December 31, 2006 compared to corresponding period in 2005 was an increase in the research and development service fees incurred under the services agreement with Novogen as a result of the additional time spent on OVATURE clinical trial and in developing the recently licensed product candidates NV-196 and NV-143. We expect research and development clinical trial expenses to increase significantly in the future due to the Phase III OVATURE study.
License Fees: Milestone license fees of $5,000,000 have been expensed in the six months ended December 31, 2006. This milestone license fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeds $50,000,000. Following the PIPE share issue on July 11, 2006 the funds received from equity issuances exceeded $50,000,000 which triggered this license fee payment. Milestone license fees of $2,000,000 were expensed in the six months ended December 31, 2005 in connection with the annual milestone license fee of $4,000,000 due to Novogen December 31, 2005.
Selling, General and Administrative: Selling, general and administrative expenses increased by $1,862,000 to $2,640,000 for the six months ended December 31, 2006 compared to $778,000 for the six months ended December 31, 2005. The increase was due primarily to the cost of the share-based payment of the SEDA commitment fee paid to Cornell Capital Partners, LLP (“Cornell”) in the form of shares and warrants which were valued at $1,642,000 and general corporate expenses including an increase in legal compliance costs, travel and service fees paid to Novogen reflecting an increase in corporate and accounting services and insurance.
Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of our wholly owned subsidiary Marshall Edwards Pty Ltd (MEPL). MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further,

MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. Net foreign exchange losses during the six months ended December 31, 2006 were $25,000 compared with net foreign exchange losses of $19,000 during the three months ended December 31, 2005.
Liquidity and Capital Resources
At December 31, 2006, we had cash resources of $20,226,000 compared to $10,054,000 at June 30, 2006. The increase was due to the capital raising in July 2006, as described below, which was partially offset by the payment of the $5,000,000 milestone license fee and expenditures in the clinical trial program and other corporate expenses incurred in the period. Funds are invested in short term market accounts, pending use.
On July 11, 2006, we entered into a securities subscription agreement with certain accredited investors providing for the placement of 6,329,311 shares of our common stock and warrants exercisable for 2,215,258 shares of our common stock at a purchase price of $2.90 per unit. Each unit consisted of one share of common stock and 0.35 of a warrant to purchase one share of common stock. The warrants have an exercise price of $4.35 per share, subject to certain adjustments in the event of stock dividends, stock splits and other similar events. The warrants may be exercised no less than six months from the closing date and will expire four years from the date of issuance, or July 11, 2010. We closed the private placement on July 11, 2006. The Company received proceeds of $16.9 million net of $1.5 million commissions and other costs.
On July 11, 2006, we entered into a standby equity distribution agreement, which we refer to as the SEDA, with Cornell. Under the SEDA, we may issue and sell to Cornell shares of our common stock for a total purchase price of up to $15 million, once a resale registration statement is in effect. We have sole discretion whether and when to sell shares of our common stock to Cornell. Cornell will be irrevocably bound to purchase shares of our common stock from us after we send a notice that we intend to sell shares of our common stock to Cornell. Each advance under the SEDA is limited to a maximum of $1.5 million.
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

Source and Uses of Cash
Cash Used in Operating Activities
Cash used in operating activities for the six months ended December 31, 2006 was $6,786,000 compared to $1,503,000 for the same period in 2005. The increase in cash outflow of $5,283,000 for the six months ended December 31, 2006 was due primarily to the license fee paid to Novogen of $5,000,000 during the period.
Cash Requirements
We are commencing a pivotal clinical study to support marketing approval of phenoxodiol for ovarian cancer. The trial, known as the OVATURE study, is designed to establish the safety and effectiveness of phenoxodiol in combination with carboplatin for late-stage ovarian cancers. We expect to have significant cash requirements in connection with the OVATURE study.
Additional cash resources will also be required to continue the clinical trial programs for NV-196 and NV-143 which were licensed from Novogen in May 2006.
Ongoing operations through the conduct of the clinical trial program will continue to consume cash resources without generating revenues.
We believe that the proceeds of the private placement closed in July 2006, as well as our access to the SEDA, provide us with sufficient cash resources to fund our planned operations over the next twelve months, which include costs expected to be incurred in the OVATURE trial, the planned preclinical development of NV-196 and NV-143 and the planned human Phase I clinical program for NV-196.
We will however need to raise additional funds in the future in order to further the clinical development program for NV-196 and NV-143 beyond the current objectives.
License Agreement for Phenoxodiol
In September 2003, we entered into a license agreement pursuant to which Novogen’s subsidiary, Novogen Research Pty Limited, granted to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute phenoxodiol products. The license agreement covers uses of phenoxodiol in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the agreement by giving three months’ notice to Novogen. MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum license fee payment due under the terms of the license agreement. Also, MEPL paid $2,000,000 to Novogen in January 2005 and $4,000,000 in January 2006 which were the annual milestone license fee payments due under the license agreement. We paid a second lump sum license fee of $5,000,000 to Novogen in July 2006 following the raising of funds in a private placement. This license fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeds $50,000,000. Following the PIPE share issue on July 11, 2006 the funds received from equity issuances exceeded $50,000,000 which triggered this license fee payment. Future amounts payable to Novogen under terms of the license agreement are as follows:
1. Until the expiration of the exclusivity period of the license, MEPL must pay Novogen 2.5% of all net sales and 25% of commercialization income. After the exclusivity period of the license, 1.5% of net sales must be paid to Novogen. The preconditions to such payments have not yet occurred.
The “Exclusivity Period” ends on the later of:
(a)	the date of expiration or lapsing of the last patent right in the patents and patent applications set out in the license agreement with Novogen; or
(b)	the date of expiration or lapsing of the last licensed patent right which MEPL would, but for the license granted in the license agreement, infringe in any country in the geographical territory covered by the license agreement by doing in that country any of the things set out in the license agreement.
2. In addition to the amounts above, beginning in 2006, an $8,000,000 annual milestone license fee is payable under the amended terms of the license agreement for each calendar year ending December 31 during the exclusivity period of the license. The December 31, 2006 license fee has been deferred under the license amendment deed which is discussed below.
License Amendment Deed for Phenoxodiol
In June 2006, we entered into an amendment deed to the license agreement for phenoxodiol. Pursuant to the original term of the license agreement for phenoxodiol we were required to pay an $8,000,000 license milestone fee to Novogen Research Pty Limited in December 2006. The amendment deed extends the date that the $8,000,000 license milestone fee is payable until the earliest receipt by MEPL of the first:
(i)	approval by the FDA of a New Drug Application (NDA) for phenoxodiol;

(ii)	approval or authorization of any kind to market phenoxodiol in the United States; or

(iii)	approval or authorization of any kind by a government agency in any other country to market phenoxodiol.
Upon receipt of any of the above, we must pay to Novogen, $8,000,000, together with interest on that amount from (and including) December 31, 2006, calculated at the bank bill rate. This milestone license fee replaces the $8,000,000 December 31, 2006 milestone fee.
The license amendment deed provides that the 2006 milestone license fee is not due until one of the approvals set out above is obtained. Therefore no license fees have been accrued at December 31, 2006.

License Agreement for NV-196 and NV-143
In May 2006, we entered into a second license agreement with Novogen for two oncology compounds, NV-196 and NV-143. NV-196 is being developed initially in oral form for pancreatic and bile duct cancer and is currently in Phase I human testing. NV-143 is targeted for the treatment of melanoma, also in oral dose form, and is in the pre-clinical testing stage. The license agreement is an agreement under which Novogen’s subsidiary, Novogen Research Pty Limited, grants to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute NV-196 and NV-143 products. The license agreement covers uses of NV-196 and NV-143 in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the agreement by giving three months’ notice to Novogen. MEPL paid $1,000,000 to Novogen in May 2006 which was the first lump sum license fee payment due under the terms of the license agreement. We are required to make payments under the terms of this second license agreement with Novogen as follows:
1. A lump sum license fee of $1,000,000 is payable to Novogen on the commencement date of the license in consideration of the license granted. This initial lump sum license fee was paid to Novogen in May 2006.
2. MEPL must pay to Novogen the following milestone license fees upon the occurrence of the corresponding milestone as set forth below:
a) the first licensed product containing NV-196 to reach a milestone as set forth below; and
b) the first licensed product containing NV-143 to reach a milestone as set forth below.
     The milestone license fees are:
i)	$1,000,000 on the date an IND for the licensed product goes into effect or the equivalent approval of a government agency is obtained in another country. If this event does not occur before March 31, 2008, then this amount will be due on this date;

ii)	$2,000,000 on the date of enrollment of the first clinical trial subject in a Phase II clinical trial of the licensed product. If this event does not occur before June 30, 2009, then this amount will be due on this date;

iii)	$3,000,000 on the date of enrollment of the first clinical trial subject in a Phase III clinical trial of the licensed product. If this event does not occur before December 31, 2011 then this amount will be due on this date; and

iv)	$8,000,000 on the date of first receipt of a NDA for the licensed product from the FDA or equivalent approval from a government agency in another country. If this event does not occur before December 31, 2013, then this amount will be due on this date.
3. MEPL must pay Novogen royalties of 5.0% of all net sales and 25% of commercialization income for the term of the license. The royalty rate is reduced by 50% if the licensed patent rights in any country or territory expire, lapse, are revoked, does not exist or is assigned to MEPL and the product is entirely manufactured and supplied in such country.

4. Minimum royalties of $3,000,000 per year are payable following the date of first receipt of an NDA for a licensed product from the FDA (or equivalent approval from a government agency in any other country) until the expiration of the term.
We will also be required to make payments to Novogen under the services agreement and manufacturing license and supply agreement.
We do not intend to incur any significant capital expenditures in the foreseeable future.
We are currently assessing the future cash requirements needed to fund new clinical trial initiatives and licensing options available under the license option deed.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements.
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2006:

		Payment due by period
(In thousands)		less than 1	1 - 3		More than
Contractual Obligations	Total	Year	Years	3 - 5 Years	5 Years

Purchase Obligations	$8,077	$4,715	$3,000	$362	$—
Total	$8,077	$4,715	$3,000	$362	$—
No amounts have been included for future payments to Novogen which may arise in connection with the license agreements for phenoxodiol, NV-196 and NV-143, the services agreement or the manufacturing license and supply agreement as future payments under the terms of the agreements are subject to termination provisions.

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We place cash in “on call” deposits and short term investments with high quality financial institutions.
We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not use derivative financial instruments to hedge our risks associated with the fluctuations of interest rates.
Foreign Currency Risk
We conduct a portion of our business in various currencies, primarily in U.S. and Australian dollars. At December 31, 2006, we had not established a foreign currency hedging program. Net foreign exchange losses during the six months ended December 31, 2006 were $25,000 compared with net foreign exchange losses of $19,000 during the six months ended December 31, 2005. Foreign exchange gains and losses occur upon consolidation of MEPL, which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position.
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
There were no changes in our internal control over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II            OTHER INFORMATION
Item 4: Submission of Matters to a Vote of Security Holders
(a)	The Company held its Annual Meeting of Stockholders on December 12, 2006.

(b)	Mr. Stephen Breckenridge and Professor Bryan Williams were elected at the annual meeting for a term of three years expiring at the 2009 annual meeting of stockholders and until their respective successors have been duly elected and qualified.

The following directors continued their term of office after the meeting: Professor Paul Nestel Mr. Philip Johnston Professor Graham Kelly Mr. Christopher Naughton

(c)	At the 2006 annual meeting, holders of the Company’s common stock, voted for the election of two members of the Company’s Board of Directors to serve for terms expiring at the annual meeting in 2009 and until their respective successors have been duly elected and qualified. Holders of the Company’s common stock also voted for the ratification of BDO as the Company’s independent registered public accounting firm for the year ending June 30, 2007 and for the approval of the issuance of the Company’s common stock to Cornell Capital Partners, LP pursuant to the Standby Equity Distribution Agreement entered into by the Company and Cornell Capital Partners LP on July 11, 2006.

At the meeting the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

				Withhold	Broker non-
Matter	For	Against	Abstain	authority	votes
1. Election of Directors
Stephen Breckenridge	57,074,607	—	—	293,525	—
Professor Bryan Williams	57,074,907	—	—	293,225	—

2. Ratification of the appointment of BDO as independent auditors for the fiscal year ending June 30, 2007.	57,308,996	46,025	13,111	—	—

3. Approval of the issuance of the Company’s common stock to Cornell Capital Partners, LP pursuant to the Standby Equity Distribution Agreement entered into by the Company and Cornell Capital Partners LP on July 11, 2006.	52,861,474	323,726	12,400	—	4,170,532

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
Date: February 6, 2007