Form 10-Q
period 2007-05-07
MARSHALL EDWARDS INC
filed 2007-05-08
CIK 1262104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2007 the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 63,390,937.

MARSHALL EDWARDS, INC.

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1:	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of March 31, 2007 and June 30, 2006	3
	Consolidated Statements of Operations for the three months and nine months ended March 31, 2007 and 2006 and for the period from December 1, 2000 (inception) through March 31, 2007	4
	Consolidated Statements of Cash Flows for the nine months ended March 31, 2007 and 2006 and for the period from December 1, 2000 (inception) through March 31, 2007	5
	Consolidated Statement of Stockholders’ Equity	6
	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4:	Controls and Procedures	33

PART II	OTHER INFORMATION

Item 6:	Exhibits	34

SIGNATURES		35

PART I FINANCIAL INFORMATION
Item 1: Financial Statements

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	June 30,
	2007	2006
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$18,271	$10,054
Deferred offering costs	-	95
Prepaid expenses and other current assets	81	246
Total current assets	18,352	10,395
Total assets	$18,352	$10,395

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$860	$420
Accrued expenses	1,453	638
Amount due to related company	220	202
Total current liabilities	2,533	1,260

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 100,000 shares,
none outstanding	-	-
Common stock, $ 0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 63,390,937 at
March 31, 2007 and 56,938,000 at June 30, 2006	-	-
Additional paid-in capital	53,098	34,636
Deficit accumulated during development stage	(37,279)	(25,501)
Total stockholders' equity	15,819	9,135
Total liabilities and stockholders' equity	$18,352	$10,395

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from December 1, 2000 (Inception) through March 31,
	2007	2006	2007	2006	2007

Revenues:
Interest and other income	$171	$101	$489	$353	$1,588
Total revenues	171	101	489	353	1,588

Operating expenses:
Research and development	(1,446)	(1,033)	(4,179)	(2,088)	(14,359)
License fees	-	(2,000)	(5,000)	(4,000)	(17,000)
Selling, general and administrative	(447)	(320)	(3,087)	(1,098)	(7,505)
Total operating expenses	(1,893)	(3,353)	(12,266)	(7,186)	(38,864)

Loss from operations	(1,722)	(3,252)	(11,777)	(6,833)	(37,276)
Income tax expense	(1)	-	(1)	-	(3)
Net loss arising during development stage	$(1,723)	$(3,252)	$(11,778)	$(6,833)	$(37,279)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.06)	$(0.19)	$(0.12)

Weighted average common shares outstanding	63,390,937	56,938,000	63,131,878	56,938,000

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,		Period from December 1, 2000 (Inception) through March 31,
	2007	2006	2007

Operating activities
Net loss arising during development stage	$(11,778)	$(6,833)	$(37,279)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Share based payments	1,642	-	1,642
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	165	(335)	(81)
Accounts payable	440	(114)	860
Accrued expenses	815	137	1,453
Amounts due to related company	18	770	220
Net cash used in operating activities	(8,698)	(6,375)	(33,185)

Financing activities
Net proceeds from issuance of common stock *	16,915	-	51,456
Proceeds from disposal of investments in short-term deposits	-	10,000	-
Net cash provided by financing activities	16,915	10,000	51,456
Net increase (decrease) in cash and cash
equivalents	8,217	3,625	18,271
Cash and cash equivalents at beginning of period	10,054	9,238	-
Cash and cash equivalents at end of period	$18,271	$12,863	$18,271

* Deferred offering costs of $95,000 from the year ended June 30, 2006 have been offset against net proceeds from the issuance of common stock in the nine months to March 31, 2007.

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock	Additional paid in capital	Deficit accumulated during development stage	Total
	(shares)

Balance at June 30, 2006	56,938,000	$34,636	$(25,501)	$9,135
Net loss arising during development stage			(11,778)	(11,778)
Comprehensive Loss				(11,778)
Common Stock issued July 11, 2006	6,329,311	16,820		16,820

Shares issued as share-based payment (refer Note 6)	123,626	443	-	$443
Warrants issued as share-based payment (refer Note 6)		1,199	-	$1,199

Balance at March 31, 2007	63,390,937	$53,098	$(37,279)	$15,819

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

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

Revenue Recognition

Interest

The only revenue earned to date is interest on cash balances, which is recognized on an accruals basis.

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

Stock-Based Compensation

The Company’s stock option plan provides for the grant of options to the Company’s directors, employees, employees of the Company’s affiliates and certain of the Company’s contractors and consultants. To date, no options have been issued under the plan.

Other stock-based payments have been accounted for in accordance with SFAS No. 123R “Share-Based Payments”. The Company therefore recognizes the cost of goods acquired or the expense for services received in a share-based payment transaction when it obtains the goods or as services are received. The Company recognizes a corresponding increase in equity or a liability depending on the classification of the share-based instrument granted.

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

Stockholders’ Equity

Ordinary share capital is recognized at the fair value of the consideration received by the Company. Any transaction costs arising on the issue of shares are recognized directly in equity as a reduction in the share proceeds received.

Deferred Offering Costs

Where costs associated with a capital raising have been incurred at balance date and it is probable that the capital raising will be successfully completed after balance date, such costs are deferred and offset against the proceeds subsequently received from the capital raising.

2. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(In Thousands, except share and per share data)
Numerator
Net loss arising during development stage	(1,723)	(3,252)	(11,778)	(6,833)
Effect of dilutive securities	-	-	-	-
Numerator for diluted earnings per share	$(1,723)	$(3,252)	$(11,778)	$(6,833)

Denominator
Denominator for basic earnings per share:
Weighted average number of shares used in computing net loss per share, basic and diluted	63,390,937	56,938,000	63,131,878	56,938,000
Effect of dilutive securities	-	-	-	-
Dilutive potential common shares	63,390,937	56,938,000	63,131,878	56,938,000

Basic and diluted earnings per share	$(0.03)	$(0.06)	$(0.19)	$(0.12)

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

	As at March 31,
	2007	2006
Warrants exercisable prior to December 18, 2006 at an exercise price of $9.00	-	2,392,000
Warrants exercisable prior to July 11, 2010 at an exercise price of $4.35	2,815,258	-
Common shares issuable upon exercise of outstanding warrants	2,815,258	2,392,000

The 2,392,000 warrants exercisable prior to December 18, 2006 have expired. No shares of common stock have been issued as a result of exercise of any of these warrants.

During July 2006, the Company issued 6,452,937 shares of common stock and 2,815,258 warrants in connection with a PIPE capital raising and to secure a Standby Equity Distribution Agreement. For further details see Note 6 “Equity”.

3. Expenditure Commitments

At March 31, 2007, the Company had contractual obligations for the conduct of clinical trials, pre-clinical research and development, manufacture of clinical trial drug supply and manufacturing process development of approximately $9,466,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. The amounts, assuming all treatment cycles are completed, are expected to be incurred as follows:

(In thousands)		Payment due by period
Contractual Obligations	Total	less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Purchase Obligations	$9,466	$6,108	$3,023	$335	$-

Total	$9,466	$6,108	$3,023	$335	$-

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

In May 2002, the Company entered into a guarantee and indemnity agreement pursuant to which the Company has guaranteed the payment and performance of the obligations of its subsidiary, MEPL, to Novogen and its subsidiaries, Novogen Laboratories Pty Limited and Novogen Research Pty Limited, under the license agreement for phenoxodiol, the manufacturing license and supply agreement and the services agreement. Novogen has guaranteed the performance of the obligations of Novogen Research Pty Limited under the license agreement for phenoxodiol and the obligations of Novogen Laboratories Pty Limited under the manufacturing license and supply agreement to MEPL. Each of the Company and Novogen’s obligations in the guarantee and indemnity agreement are absolute, unconditional and irrevocable.

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

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(21)	$(1,702)	$(40)	$(3,212)
Segment assets	14,971	3,381	7,452	5,872

	Nine Months Ended March 31, 2007		Nine Months Ended March 31, 2006
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(1,875)	$(9,903)	$(138)	$(6,695)

5. Related Party Transactions

License Agreement for Phenoxodiol

In September 2003, the Company entered into a license agreement pursuant to which Novogen’s subsidiary, Novogen Research Pty Limited, granted to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute phenoxodiol products. The license agreement covers uses of phenoxodiol in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the agreement by giving three months’ notice to Novogen. MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum license fee payment due under the terms of the license agreement. Also, MEPL paid $2,000,000 to Novogen in January 2005 and $4,000,000 in January 2006 which were the annual milestone license fee payments due under the license agreement. The Company paid a second lump sum license fee of $5,000,000 to Novogen in July 2006 following the raising of funds in a private placement. This license fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeded $50,000,000. Following the PIPE capital raising on July 11, 2006, the funds received from equity issuances exceeded $50,000,000 which triggered this license fee payment. Future amounts payable to Novogen under terms of the license agreement are as follows:

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

Upon receipt of any of the above (the "Approval Date"), the Company must pay to Novogen, $8,000,000, together with interest on that amount from (and including) December 31, 2006, calculated at the bank bill rate.

As no approvals described above have been received no milestone license fees have been accrued at March 31, 2007 or June 30, 2006.

Further Amended and Restated License Agreement

Following agreement in March 2007 MEPL and Novogen Research Pty Limited entered into another amendment deed to the licence agreement for phenoxodiol for the purpose of further amending and restating the license agreement (the “Further Amended and Restated License Amendment”).

The combined result of the Licence Amendment Deed for Phenoxodiol and the Further Amended and Restated License Agreement will be that upon the Approval Date, MEPL will be required to pay Novogen Research $8,000,000, together with interest on such amount from (and including) December 31, 2006 to (but excluding) the Approval Date. Thereafter, MEPL will be required to make license milestone fee payments of $8,000,000 to Novogen Research Pty Limited on December 31 of the year of the Approval Date and on December 31 of each year thereafter during the exclusivity period under the License Agreement.

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

Transactions giving rise to expenditures amounting to $1,488,000 and $971,000 were made under the services agreement with Novogen during the nine months ended March 31, 2007 and 2006, respectively. Of these amounts, $886,000 and $441,000 related to service fees paid to Novogen for research and development services provided in the nine months ended March 31, 2007 and 2006, respectively, reflecting the time spent by Novogen research staff on the development of phenoxodiol, NV-196 and NV-143. Additionally, $602,000 and $530,000 of the total expenditures during the nine months ended March 31, 2007 and 2006, respectively, related to costs incurred for administration and accounting services provided by Novogen.

At March 31, 2007 and 2006, $168,000 and $114,000, respectively, were due and owing to Novogen under the services agreement and are included in amounts due to related company in the balance sheet.

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

Transactions giving rise to expenditures amounting to $130,000 and $362,000 were made under the manufacturing license and supply agreement with Novogen during the nine months ended March 31, 2007 and 2006, respectively.

At March 31, 2007 and 2006 $21,000 and $76,000, respectively, were due and owing to Novogen under the manufacturing license and supply agreement and are included in amounts due to parent company.

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

On July 11, 2006, the Company entered into a securities subscription agreement with certain accredited investors providing for the placement of 6,329,311 shares of the Company’s common stock and warrants exercisable for 2,215,258 shares of the Company’s common stock at a purchase price of $2.90 per unit. Each unit consisted of one share of common stock and 0.35 of a warrant to purchase one share of common stock. The warrants have an exercise price of $4.35 per share, subject to certain adjustments. The exercise price and number of shares issuable upon exercise of such warrants are subject to adjustment in the event of stock dividends, stock splits and other similar events. The warrants may be exercised no less than six months from the closing date and will expire four years from the date of issuance, or July 11, 2010. The Company closed the private placement on July 11, 2006. In connection with the private placement or PIPE, the Company received proceeds of $16.8 million net of $1.5 million commissions and other costs.

In connection with the securities subscription agreement described above the Company entered into a registration rights agreement pursuant to which the Company is obligated to file a resale registration statement with the SEC covering the shares of common stock issued in connection with the securities subscription agreement, in addition to the shares of common stock underlying the warrants issued in connection with the securities subscription agreement. The Company filed the registration statement on August 9, 2006. The resale registration statement was declared effective September 5, 2006.

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

In connection with the SEDA, the Company paid Cornell a commitment fee of 123,626 shares of its common stock and warrants to purchase 600,000 shares of its common stock which expire on July 11, 2010. The warrants have an exercise price of $4.35 per share, subject to certain adjustments. The exercise price and number of shares issuable upon exercise of such warrants are subject to adjustment in the event of stock dividends, stock splits and other similar events. The commitment fee, comprising shares and warrants, is a share-based payment and has been accounted for in accordance with FAS123R "Share-based Payment". The fair values of shares and warrants issued have been recognized directly as equity in the balance sheet and as selling, general and administration expenses in the income statement in the quarter ended September 30, 2006.

Before the Company can sell any shares of its common stock to Cornell under the SEDA, a resale registration statement must be filed with and declared effective by the SEC to cover Cornell’s resale of shares of the Company’s common stock that it buys under the SEDA.

The Company has not issued any shares of common stock under the terms of the SEDA.

Under the terms of the PIPE, the Company is required to maintain an effective registration statement covering the resale shares of common stock issued in the PIPE and the shares of common stock issueable upon exercise of the warrants issued in the PIPE. At the date of issuance the Company assessed the terms of the agreement, as the penalty for not maintaining the registration of common stock is less than the difference between the value of registered shares and unregistered shares, the equity has been classified as permanent equity.

On January 1, 2007 the Company adopted FASB Staff Position No. EITF 00-19-2 (FSP 00-19-2). FSP 00-19-2 requires the contingent obligation to make future payments under the registration rights agreement be recognized separately in accordance with FASB Statement No. 5, Accounting for Contingencies and the underlying warrants be recognized without regard to the contingent obligation. The adoption of FSP 00-19-2 had no effect on the Company’s financial statements as the warrants will remain classified as permanent equity and management does not currently believe that it is probable a payment will be made under the registration rights agreement

Following the private placement, Novogen retained 78.1% of the Company’s common stock.

7. Contingent Liability

In the event that the registration statement, filed in connection with the PIPE, ceases to be effective or usable at any time while shares of common stock covered by it remain unsold or may only be sold subject to certain volume limitations, or investors are not permitted to utilize the prospectus in connection with the registration statement to resell shares of common stock covered by the registration statement, the Company will be obligated to pay investors who purchased shares of common stock in the private placement liquidated damages equal to 1% of the aggregate purchase price paid by each investor pursuant to the securities subscription agreement for any shares of common stock, shares of common stock issuable upon exercise of warrants or warrants then held by each investor per month (pro rated for any period less than a month) until the registration statement is effective or the investors are permitted to utilize the prospectus in connection with the registration statement to resell shares of common stock covered by the registration statement.

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
• difficulties in enforcement of civil liabilities against those of our officers and directors who are residents of jurisdictions outside the United States;
• general economic conditions;
• the failure of any products to gain market acceptance;
• technological changes;
• government regulation generally and the receipt of the regulatory approvals;
• changes in industry practice; and
• one-time events.

These risks are not exhaustive. Other sections of this quarterly report may include additional factors which could adversely impact business and financial performance. In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2006 and quarterly reports on Form 10-Q for the periods ended September 30 and December 31, 2006. Moreover, we operate in a very competitive and rapidly changing environment.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or will occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

We do not employ any staff directly but obtain services from Novogen under a services agreement. We have incurred losses since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future as we expand research and development activities and move phenoxodiol into later stages of development. As of March 31, 2007, we had accumulated losses of $37,279,000.

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

Development Expenses

Research and development costs incurred since inception through March 31, 2007 aggregate to $14,359,000.

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

Clinical trial expenses of $466,000 have been accrued at March 31, 2007. These estimates are based on the number of patients in each trial and the number of drug administration cycles completed.

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

Manufacturing expenses of $834,000 have been accrued at March 31, 2007. These estimates are based on the milestones completed for each of the service contracts.

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

The Company’s stock option plan provides for the grant of options to the Company’s directors, employees, employees of the Company’s affiliates and certain of the Company’s contractors and consultants. To date, no options have been issued under the plan.

Results of Operations

Three Months Ended March 31, 2007 and 2006

We recorded a consolidated loss of $1,723,000 and $3,252,000 for the three months ended March 31, 2007 and 2006, respectively.

Revenues: We received interest on cash assets and cash equivalents and short term investments of $171,000 for the three months ended March 31, 2007 versus $101,000 for the three months ended March 31, 2006. The increase was due to higher cash balances following the capital raising in July 2006 combined with an increase in interest rates earned by our cash deposits.

Research and Development: Research and development expenses increased $413,000 to $1,446,000 for the three months ended March 31, 2007 compared to $1,033,000 for the three months ended March 31, 2006. The increase was due to a number of factors, including the costs associated with the Phase III OVATURE clinical trial. Costs were also incurred in connection with the production scale-up activities of phenoxodiol and the manufacture of clinical trial drug supply. A further contributing factor to the increase in the research and development expenses for the three months ended March 31, 2007 compared to corresponding period in 2006 was an increase in the research and development service fees incurred under the services agreement with Novogen as a result of the additional time spent on the OVATURE clinical trial and in developing the recently licensed product candidates NV-196 and NV-143. We expect research and development clinical trial expenses to increase significantly in the future due to the Phase III OVATURE study.

License Fees: No milestone license fees have been expensed in the three months ended March 31, 2007. Pursuant to the Further Amended and Restated Licence Agreement, the annual $8,000,000 milestone payment, due to Novogen on each December 31 during the exclusivity period, will not become payable until receipt of an NDA for phenoxodiol or other approval to market phenoxodiol in the U.S. or abroad has been obtained. Milestone license fees of $2,000,000 were expensed in the three months ended March 31, 2006 in connection with the annual milestone license fee of $8,000,000 due to Novogen on December 31, 2006.

Selling, General and Administrative: Selling, general and administrative expenses increased by $127,000 to $447,000 for the three months ended March 31, 2007 compared to $320,000 for the three months ended March 31, 2006. The increase in expenses was due to investor and public relation costs, increased travel costs and additional director fees.

Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of our wholly owned subsidiary Marshall Edwards Pty Ltd (MEPL). MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. At March 31, 2007, we had not established a foreign currency hedging program. Net foreign exchange losses during the three months ended March 31, 2007 were $14,000 compared with net foreign exchange losses of $12,000 during the three months ended March 31, 2006.

Nine Months Ended March 31, 2007 and 2006

We recorded a consolidated loss of $11,778,000 and $6,833,000 for the nine months ended March 31, 2007 and 2006, respectively.

Revenues: We received interest on cash assets and cash equivalents and short term investments of $489,000 for the nine months ended March 31, 2007 versus $353,000 for the nine months ended March 31, 2006. The increase was due to higher cash balances following the capital raising in July 2006 combined with an increase in interest rates earned by our cash deposits.

Research and Development: Research and development expenses increased $2,091,000 to $4,179,000 for the nine months ended March 31, 2007 compared to $2,088,000 for the nine months ended March 31, 2006. The increase was due to a number of factors including the initial fee following the appointment of the clinical research organization which has commenced preparations for enrollment of patients into the Phase III OVATURE clinical trial. Costs were also incurred in connection with the production scale-up activities of phenoxodiol and the development of the NDA documentation. A further contributing factor to the increase in the research and development expenses for the nine months ended March 31, 2007 compared to corresponding period in 2006 was an increase in the research and development service fees incurred under the services agreement with Novogen as a result of the additional time spent on OVATURE clinical trial and in developing the recently licensed product candidates NV-196 and NV-143. We expect research and development clinical trial expenses to increase significantly in the future due to the Phase III OVATURE study.

License Fees: The second lump sum licence fee of $5,000,000 due under the terms of the licence agreement has been expensed in the nine months ended March 31, 2007. This second lump sum license fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeds $50,000,000. Following the PIPE capital raising on July 11, 2006 the funds received from equity issuances exceeded $50,000,000 which triggered this license fee payment. Milestone license fees of $4,000,000 were expensed in the nine months ended March 31, 2006. Of this milestone license fee expense, $2,000,000 was in connection with the December 31, 2006 annual milestone license fee of $8,000,000. The balance of the milestone license fee expense of $2,000,000 was in connection with the annual milestone fee of $4,000,000 that was paid to Novogen in January, 2006. Pursuant to the licence agreement amendment deed entered into in June 2006, the $8,000,000 annual milestone licence fee, due on December 31, 2006, was postponed until the receipt of an NDA in the U.S. or marketing approval for phenoxodiol is obtained.

Selling, General and Administrative: Selling, general and administrative expenses increased by $1,989,000 to $3,087,000 for the nine months ended March 31, 2007 compared to $1,098,000 for the nine months ended March 31, 2006. The increase was due primarily to the cost of the share-based payment of the SEDA commitment fee paid to Cornell Capital Partners (“Cornell”) in the form of shares and warrants which were valued at $1,642,000 and general corporate expenses including an increase in legal compliance costs, travel and service fees paid to Novogen reflecting an increase in corporate and accounting services and insurance.

Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of MEPL. MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. Net foreign exchange losses during the nine months ended March 31, 2007 were $39,000 compared with net foreign exchange losses of $31,000 during the nine months ended March 31, 2006.

Liquidity and Capital Resources

At March 31, 2007, we had cash resources of $18,271,000 compared to $10,054,000 at June 30, 2006. The increase was due to the capital raising in July 2006, as described below, which was partially offset by the payment of the $5,000,000 second lump sum license fee and expenditures in the clinical trial program and other corporate expenses incurred in the period. Funds are invested in short term market accounts, pending use.

On July 11, 2006, we entered into a securities subscription agreement with certain accredited investors providing for the placement of 6,329,311 shares of the Company’s common stock and warrants exercisable for 2,215,258 shares of the Company’s common stock at a purchase price of $2.90 per unit. Each unit consisted of one share of common stock and 0.35 of a warrant to purchase one share of common stock. The warrants have an exercise price of $4.35 per share, subject to certain adjustments in the event of stock dividends, stock splits and other similar events. The warrants may be exercised no less than six months from the closing date and will expire four years from the date of issuance, or July 11, 2010. We closed the private placement on July 11, 2006. The Company received proceeds of $16.8 million net of $1.5 million commissions and other costs.

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

In connection with the SEDA, we paid Cornell a commitment fee of 123,626 shares of our common stock and warrants to purchase 600,000 shares of our common stock which expire on July 11, 2010. The warrants have an exercise price of $4.35 per share, subject to certain adjustments.

While the SEDA provides us access to significant equity financing, using the SEDA at low market prices could result in a dilution of net tangible assets per share to current shareholders, and also may have a depressing effect on our stock price.

Source and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended March 31, 2007 was $8,698,000 compared to $6,375,000 for the same period in 2006. The increase in cash outflow of $2,323,000 for the nine months ended March 31, 2007 was due primarily to the second lump sum license fee paid to Novogen of $5,000,000 during the period compared to $4,000,000 paid in the corresponding period. Additional cash outflow was also incurred in connection with the increased costs associated with the Phase III OVATURE trial and the scale-up costs of phenoxodiol.

Cash Requirements

We have commenced a pivotal clinical study to support marketing approval of phenoxodiol for ovarian cancer. The trial, known as the OVATURE study, is designed to establish the safety and effectiveness of phenoxodiol in combination with carboplatin for late-stage ovarian cancers. We expect to have significant cash requirements in connection with the OVATURE study.

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

License Agreement for Phenoxodiol

In September 2003, we entered into a license agreement pursuant to which Novogen’s subsidiary, Novogen Research Pty Limited, granted to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute phenoxodiol products. The license agreement covers uses of phenoxodiol in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the agreement by giving three months’ notice to Novogen. MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum license fee payment due under the terms of the license agreement. Also, MEPL paid $2,000,000 to Novogen in January 2005 and $4,000,000 in January 2006 which were the annual milestone license fee payments due under the license agreement. We paid a second lump sum license fee of $5,000,000 to Novogen in July 2006 following the raising of funds in a private placement. This license fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeds $50,000,000. Following the PIPE capital raising on July 11, 2006, the funds received from equity issuances exceeded $50,000,000 which triggered this license fee payment. Future amounts payable to Novogen under terms of the license agreement are as follows:

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

(i)  approval by the FDA of a NDA for phenoxodiol;
(ii)  approval or authorization of any kind to market phenoxodiol in the United States; or
(iii) approval or authorization of any kind by a government agency in any other country to market phenoxodiol.

Upon receipt of any of the above (the "Approval Date"), we must pay to Novogen, $8,000,000, together with interest on that amount from (and including) December 31, 2006, calculated at the bank bill rate.

As no approvals described above have been received no milestone license fees have been accrued at March 31, 2007.

Further Amended and Restated License Agreement

Following agreement in March 2007 MEPL and Novogen Research Pty Limited entered into another amendment deed to the licence agreement for phenoxodiol for the purpose of further amending and restating the license agreement (the “Further Amended and Restated License Amendment”).

The combined result of the Licence Amendment Deed for Phenoxodiol and the Further Amended and Restated License Agreement will be that upon the Approval Date, MEPL will be required to pay Novogen Research $8,000,000, together with interest on such amount from (and including) December 31, 2006 to (but excluding) the Approval Date. Thereafter, MEPL will be required to make license milestone fee payments of $8,000,000 to Novogen Research Pty Limited on December 31 of the year of the Approval Date and on December 31 of each year thereafter during the exclusivity period under the License Agreement.

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2007:

(In thousands)		Payment due by period
Contractual Obligations	Total	less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Purchase Obligations	$9,466	$6,108	$3,023	$335	$-

Total	$9,466	$6,108	$3,023	$335	$-

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

Foreign Currency Risk

We conduct a portion of our business in various currencies, primarily in U.S. and Australian dollars. At March 31, 2007, we had not established a foreign currency hedging program. Net foreign exchange losses during the nine months ended March 31, 2007 were $39,000 compared with net foreign exchange losses of $31,000 during the nine months ended March 31, 2006. Foreign exchange gains and losses occur upon consolidation of MEPL, which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position.

We do not consider the effects of foreign currency movements to be a material risk to our financial condition.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Date: May 8, 2007

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

Date: May 8, 2007
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

Date: May 8, 2007
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

1.
The Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, to which this Certification is attached as Exhibit 32 (the “Periodic Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Registrant at the end of the period covered by the Periodic Report and results of operations of the registrant for the period covered by the Periodic Report.

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

Dated: May 8, 2007

/s/ CHRISTOPHER NAUGHTON	/s/ DAVID SEATON

Christopher Naughton	David R. Seaton
Chief Executive Officer	Chief Financial Officer