Form 10-K
period 2007-06-30
MARSHALL EDWARDS INC
filed 2007-09-27
CIK 1262104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
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
None
(Title of Class)
Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. ( Check one ):
Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $42.5 million based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Market on December 29, 2006.
As of August 31, 2007, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 68,854,938.
Documents Incorporated by Reference
Portions of this registrant’s definitive proxy statement for its 2007 annual meeting to be filed with the U.S. Securities and Exchange Commission no later than 120 days after the end of the fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

MARSHALL EDWARDS, INC.
TABLE OF CONTENTS

Cautionary Statement about Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Annual Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” and elsewhere in this Form 10-K, including, among other things:
•	our limited operating history;

•	our inability to obtain required additional financing or financing available to us on acceptable terms;

•	costs and delays in the development and/or receipt of U.S. Food and Drug Administration (the “FDA”) or other required governmental approvals, or the failure to obtain such approvals, for our product candidates;

•	uncertainties in clinical trial results;

•	our failure to successfully commercialize our product candidates;

•	our inability to maintain or enter into, and the risks resulting from our dependence upon, collaboration or contractual arrangements necessary for the development, manufacture, commercialization, marketing, sales and distribution of any products;

•	our inability to control the costs of manufacturing our products;

•	continued cooperation and support of Novogen Limited, our parent company;

•	competition and competitive factors;

•	our inability to protect our patents or proprietary rights and obtain necessary rights to third party patents and intellectual property to operate our business;

•	our inability to operate our business without infringing the patents and proprietary rights of others;

•	costs stemming from our defence against third party intellectual property infringement claims;

•	difficulties in enforcement of civil liabilities against our officers and directors who are residents of jurisdictions outside the United States;

•	general economic conditions;

•	the failure of any products to gain market acceptance;

•	technological changes;

•	government regulation generally and the receipt of the regulatory approvals;

•	changes in industry practice; and

•	one-time events.
These risks are not exhaustive. Other sections of this Annual Report on Form 10-K includes additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
You should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I
Item 1. Business
Overview of Our Business
We are a developmental stage pharmaceutical company listed on the Nasdaq Global Market under the symbol “MSHL”. We were incorporated on December 1, 2000 as a wholly-owned subsidiary of Novogen Limited (“Novogen”), an Australian company. Novogen’s ordinary shares trade on the Australian Stock Exchange under the symbol “NRT,” and American Depositary Receipts trade in the United States under the symbol “NVGN” on the Nasdaq Global Market. As at the date of this report Novogen owns approximately 71.9% of our outstanding common stock.
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
Phenoxodiol commenced Phase I clinical studies in Australia in 2000 and currently is undergoing a pivotal Phase III study in combination with carboplatin for women with platinum-resistant ovarian cancer (ovarian cancer that does not respond to platinum based anti-cancer agents such as cisplatin and carboplatin), and has recently completed a Phase Ib study in the United States in patients with cervical cancer and a Phase Ib study in Australia in patients with hormone-refractory prostate cancer.
NV-196 is being developed initially in oral form for pancreatic and bile duct cancer and has completed a Phase I human clinical trial. NV-143 is targeted for the treatment of melanoma also in oral dose form and is in the pre-clinical testing stage.
Recent Developments
In April 2007, we announced that we had renegotiated with Novogen the timing of the payments of our annual $8.0 million milestone license payments for phenoxodiol due under the terms of our license agreement. Under the terms of an Amendment Deed to the original license agreement the payment of the future milestone license fees due on December 31, 2007 and each year subsequently will now commence at the end of the calendar year in which the FDA approves a new drug application for phenoxodiol or phenoxodiol first receives approval for marketing in the U.S. or any other country.
In April 2007, we announced that Novogen had advised us that it had been granted patent claims in the United States to pharmaceutical compositions of phenoxodiol. These rights are included in the patent rights licensed to us under the terms of our license agreement.

On August 1, 2007, we entered into a securities subscription agreement with certain accredited investors providing for the private placement of 5,464,001 shares of our common stock at a purchase price of $3.00 per share. The investors in the transaction also received a warrant to purchase an additional 4 shares of common stock for every block of 10 shares of common stock purchased. The warrants have an exercise price of $3.60 per share. The warrants may be exercised beginning February 6, 2008 and will expire five years from the date of issuance, on August 6, 2012. We also issued 62,091 warrants to Blue Trading, LLC, which acted as the placement agent in the private placement, as part of the placement fee. The warrants issued to Blue Trading, LLC have an exercise price of $3.00 per share and each warrant is convertible for 4 shares of common stock. These warrants may be exercised immediately and will expire five years from the date of issuance, on August 6, 2012. We closed the private placement on August 6, 2007 and we received gross proceeds of $16.4 million.
We have entered into a registration rights agreement with the investors party to the securities subscription agreement, and Blue Trading, LLC, and have agreed to file a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) for the common stock and the common stock issuable upon exercise of the warrants sold pursuant to the Securities Subscription Agreement for resale thereunder.
In addition, we have terminated our Standby Equity Distribution Agreement (the “SEDA”), dated as of July 11, 2006, with Cornell Capital Partners, LP, as amended.
Recent Clinical Developments
During fiscal year 2007, we made progress in the clinical development of phenoxodiol including:
•	In September 2006, we announced the results of a preclinical study conducted at Purdue University which suggests that phenoxodiol may be effective in the treatment of prostate cancer through its ability to target a protein, the 75 alpha protein, an isoform of tumor-associated NADH oxidase (or tNOX), which appears to be the particular tNOX isoform found in prostate cancer patients. This study provides further support that a surface oxidase is a target for phenoxodiol.

•	In November 2006, we announced that the first patient commenced treatment in the Phase III OVATURE clinical trial (known as OVATURE). The OVATURE trial is being conducted under a Special Protocol Assessment (“SPA”) where the U.S. Food and Drug Administration (the “FDA”) in the U.S. reviewed and agreed with the study design of the pivotal Phase III study of phenoxodiol in combination with carboplatin for women with platinum-resistant ovarian cancer. The SPA process allows for FDA evaluation of a clinical trial protocol that will form the basis of an efficacy claim for a marketing application, and provides acknowledgement that the study design including patient numbers, clinical endpoints and analyses, are acceptable to the FDA. As a fast track product, phenoxodiol will be eligible to apply for accelerated approval and priority review of the marketing application by the FDA for this indication.
New Director
In March 2007, the Board of Directors appointed Mr. William Rueckert to the Board. Mr. Rueckert is the Managing Member of Oyster Management Group LLC an investment fund specializing in community banks. Mr. Rueckert is a Director of Emergency Filtration Products, Inc., a public manufacturer and marketer of respiratory filtration devices and Mr. Rueckert is a member of the Board of Directors of

Glycotex, Inc. an 81.3 percent owned unlisted subsidiary of Novogen Limited. Prior to his current positions, from 1991 to 2006 he was president and director of Rosow & Company, a private investment firm based in Connecticut. Mr. Rueckert has been president and director of Eastern Capital Development, LLC from 1999 to 2005, treasurer of Moore & Munger, Inc., a company with interests in the petroleum and resort development industries, from 1988 until 1990, and was president of United States Oil Company, a publicly traded oil exploration business, from 1981 to 1988. Among his many civic associations, Mr. Rueckert is director and president of the Cleveland H. Dodge Foundation, a private philanthropic organization in New York City and Chairman of the Board of the Trustees of Teachers College, Columbia University.
In June 2007, we announced that Dr Graham Kelly had retired as a member of our Board of Directors.
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
We believe that our three drug candidates are able to exert a multiplicity of effects, including both ‘pro-survival’ and ‘pro-death’ signaling systems, as a result of the primary target on the tumor cell being a protein whose function in the tumor cell is so fundamental to cell biochemistry that to shut it down produces a broad range of adverse biochemical consequences.
The potential explanation for this effect on the fundamental biochemistry of tumor cells was provided by a discovery of a research team at Purdue University in Indiana. This team has a long-standing research interest in a family of proteins at the cell surface that are involved in electron transport across the cell membrane. This function is so fundamental to normal cell function and viability, that any loss of function of this electron pump will disrupt a wide range of biochemical processes. One of the key components of this electron pump mechanism is a cell surface protein known as NADH oxidase. These proteins are situated on the outside of the cell membrane of all living matter, and regulate the flow of waste hydrogen across the cell membrane. The Purdue University studies have now shown that all forms of human cancer express a variant form of the surface oxidase, known as tumor-specific NADH oxidase. In cancer cells, phenoxodiol appears to block the surface oxidase, with the resulting inhibition of hydrogen ion removal (H+ efflux) from the cell. This leads to extensive disruption to signaling pathways and to eventual inhibition of cell proliferation and activation of apoptosis, the process of programmed cell death by which a cell dies naturally. Phenoxodiol appears to have little or no effect on the normal cell form of oxidase, providing an explanation for how phenoxodiol selectively targets cancer cells for its cytotoxic effects.
A research team at Victoria University in New Zealand, headed by Professor Michael Berridge, head of the Malaghan Institute of Medical Research at the University of Wellington School of Medicine, has independently validated the mechanism of action of phenoxodiol via surface oxidase inhibition. Phenoxodiol inhibited plasma membrane electron transport and cell proliferation in cancer cell lines and some primary immune cells.
Other studies at The Hanson Institute, Centre for Cancer Research at Royal Adelaide Hospital in Australia have demonstrated that the potent anti-tumour and anti-angiogenic properties of phenoxodiol are associated with down regulation of a key signal transduction molecule, sphingosine kinase. Sphingosine kinase is a terminal component of the plasma membrane sphingomyelin pathway leading to the formation of sphingosine-1-phosphate, a key pro-survival secondary messenger acting via the signal transduction protein kinase (Akt). Two important biological outcomes of this are (i) cytostasis, through p53-independent induction of the cell cycle regulatory protein, p21WAF1/CIP1, and (ii) apoptosis, through inhibition of phosphorylation of the anti-apoptotic factors, XIAP (inhibitor of apoptosis protein) and FLIPshort (caspase-8 inhibitory protein ) , thereby facilitating activation of executioner caspases via the tumour necrosis factor (TNF) family of death receptors. The Purdue group have shown this effect is a consequence of the interaction between phenoxodiol and the surface oxidase on cancer cells.
This finding is relevant because of results from laboratory studies at Yale University that have revealed that the killing effect of phenoxodiol on cancer cells occurs through the loss of the ability of the tumor cell to manufacture anti-apoptosis proteins such as XIAP and c-FLIP. Collectively, these third party studies provide a rational mechanism of action of phenoxodiol starting with the inhibition of surface oxidase, leading in turn to the loss of intracellular sphingosine-1-phosphate (S-1-P), and eventually to the loss of anti-apoptosis proteins.
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

Overall Clinical Development Strategy for Phenoxodiol, NV-196 and NV-143
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
In ovarian cancer, we are testing the ability of phenoxodiol to overcome chemotherapy drug resistance mechanisms, reversing resistance to platinums and taxanes in particular. This is a Phase III pivotal study (known as OVATURE) in patients who have become resistant or refractory to at least 2 lines of platinum therapy, where phenoxodiol will be tested in combination with weekly carboplatin to delay tumor progression as measured by progression-free survival.
Phenoxodiol also is being developed for use in squamous cell carcinoma (SCC) of the cervix, vagina and vulva. A Phase I study is ongoing with a view to providing evidence of both a biological and clinical effect in this aggressive form of cancer. A positive outcome in the current study could lead to two potential therapeutic indications: (i) the use of phenoxodiol as a monotherapy in early-stage disease including pre-malignant disease; and (ii) the use of phenoxodiol in combination with standard drugs such as cisplatin for the treatment of non-resectable disease.
Prostate cancer is the third tumor type that we believe is likely to be responsive to phenoxodiol therapy. We have completed a Phase II study in advanced hormone refractory disease and we are currently assessing the feasibility of conducting a Phase II study using phenoxodiol as first line treatment in early stage disease. Both of these studies address areas of unmet medical need in this common cancer. Our ability to proceed with all these studies concurrently will depend on available financial resources.
NV-196 and NV-143
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
We are now engaged in a program that seeks to bring both drug candidates to market as agents that will provide chemo-sensitization and/or radio-sensitization across a number of tumor types, but particularly pancreatic cancer, bile duct cancer for NV-196 and malignant melanoma for NV-143.
The first NV-196 Phase Ia study in three patients confirmed the bioavailability of the oral dosage form. That study showed that an oral dosing regimen had the potential to deliver therapeutically-relevant plasma levels of the drug, and that short-term therapy with NV-196 was well tolerated. NV-196 has also completed a second Phase Ia safety and pharmacokinetic (how the drug is absorbed and metabolised) study in nine patients at the Brisbane Mater Hospital.
NV-143 is still undergoing pre-clinical evaluation for determination of its potential in the treatment of malignant melanoma and is not expected to enter clinical trials until the results of pre-clinical testing are complete.
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
Our competitors include pharmaceutical companies and biotechnology companies, as well as universities and public and private research institutions. In addition, companies active in different but related fields represent substantial competition for us. Many of our competitors developing oncology drugs have significantly greater capital resources, larger research and development staffs and facilities and greater experience in drug development, regulation, manufacturing and marketing than we do. These organizations also compete with Novogen, our services provider, in recruiting qualified personnel. They compete with us in recruiting eligible patients to participate in clinical studies and in attracting partners for joint ventures. They also licence technologies that are competitive with our technologies. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies or our drug candidates obsolete or non-competitive.
Intellectual Property
Novogen has been granted patents and has additional patent applications pending in a number of countries which cover a family of chemically related compounds with potentially broad ranging and complementary anti-cancer effects. Novogen has granted to us an exclusive licence, with respect to its patent rights and intellectual property know-how to develop, market and distribute any one of these compounds, phenoxodiol, NV-143 and NV-196. as anti-cancer agents, except in topical form.

Phenoxodiol
We have licensed from Novogen the rights to the Novogen patents and applications as they relate to phenoxodiol as an anti-cancer agent. Excluded from these rights is phenoxodiol in a topical formulation. The patent rights we have licensed from Novogen can be largely classified into two broad groups: patent rights relating to phenoxodiol used as an anti-cancer agent, which we refer to as “therapeutic patent rights,” and patent rights relating to the manufacture of phenoxodiol for anti-cancer purposes, which we refer to as “manufacturing patent rights.” The pending and issued Novogen patent rights can be further broken down into four families, three families belonging to the therapeutic patent rights and one family belonging to the manufacturing patent rights. The three families in the therapeutic patent rights relate to:
•	phenoxodiol in the treatment of cancer (thirteen patents pending and ten patents issued);

•	compositions and methods for protecting skin from ultraviolet induced immunosuppression and skin damage, including phenoxodiol (five patents pending and eight patents issued); and

•	therapeutic methods and compositions involving isoflav-3-ene and isoflavan structure, including phenoxodiol (twelve patents pending and one patent granted).
The family relating to the manufacturing patent rights relate to:
•	the production of isoflavone derivatives, including phenoxodiol (fourteen patents pending and four patents issued; one of these pending applications has recently been allowed and is anticipated to proceed to grant in the coming months).
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
More recently, Novogen has been granted U.S. Patent No. 7,202,273 with broad claims to pharmaceutical compositions comprising phenoxodiol.
NV-143 and NV-196
We have also licensed from Novogen the rights to patent applications as they relate to two novel anti-cancer compounds, NV-143 and NV-196. These compounds are isoflavan derivatives of phenoxodiol. The licensed patent rights relate to the novel compounds themselves (“composition of matter” rights) and to uses of these compounds as anti-cancer agents and sensitizers of cancer cells and tumors to chemotherapy and radiotherapy. The patent rights fall into two families of patent applications:
•	composition of matter rights in respect of NV-143 and NV-196 and uses of these compounds as anti-cancer agents (four national patents, twelve pending patent applications and one international Patent Co-operation Treaty (PCT) pending); and

•	uses of NV-143 and NV-196 as chemo-sensitizers and radiosensitizers of tumors and cancer cells (eleven patents pending).

As patent applications in the United States are maintained in secrecy until published by the USPTO at 18 months from filing, for all cases filed after November 29, 2000, or at issue, for cases filed prior to November 29, 2000. We cannot be certain that Novogen was the first to make the inventions covered by the Novogen patents and applications referred to above. Additionally, publication of discoveries in the scientific or patent literature often lag behind the actual discoveries. Moreover, pursuant to the terms of the Uruguay Round Agreements Act, patents filed on or after June 8, 1995 have a term of twenty years from the date of such filing, irrespective of the period of time it may take for such patent to ultimately issue. This may shorten the period of patent protection afforded to therapeutic uses of phenoxodiol or to NV-143 or NV-196, as patent applications in the biopharmaceutical sector often take considerable time to issue. However, in some countries the patent term may be extended.
In order to protect the confidentiality of our technology, including trade secrets and know-how and other proprietary technical and business information, we require all of our consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the use or disclosure of information that is deemed confidential. The agreements also oblige our consultants, advisors and collaborators to assign to us developments, discoveries and inventions made by such persons in connection with their work with us relating to our products. We cannot be sure that confidentiality will be maintained or disclosure prevented by these agreements. We also cannot be sure that our proprietary information or intellectual property will be protected by these agreements or that others will not independently develop substantially equivalent proprietary information or intellectual property.
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
Relationship with Novogen
Novogen has been granted patents and has additional patent applications pending in a number of countries pertaining to phenoxodiol’s family of compounds (and to phenoxodiol itself) in their use in anti-cancer therapeutics. Novogen has granted to us an exclusive licence under its patent rights and intellectual property rights in its relevant know-how to develop, market and distribute all forms of administering phenoxodiol for anti-cancer applications, except topical applications.
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

Novogen is active in the discovery and development of new drugs based on the emerging field of signal transduction regulation. Signal transduction regulators offer the potential for effective, well-tolerated treatment of common diseases, including cancer. Novogen has developed a family of chemically related compounds with potentially broad ranging and complementary anti-cancer effects.
We have entered into certain key agreements with Novogen which are discussed below.
Phenoxodiol
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
NV-196 and NV-143
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
Licence Option deed
Under a licence option deed, Novogen granted us an exclusive first right to accept and an exclusive last right to match any proposed dealing by Novogen with its intellectual property rights in other synthetic compounds developed by Novogen that have known or potential anti-cancer applications in all forms, other than topical applications.
Services
Pursuant to a services agreement, Novogen provides services reasonably required by us relating to the development and commercialization of phenoxodiol, NV-196, NV-143, or other option compounds in relation to which we have exercised our rights under the licence option deed. We do not currently intend to directly employ any staff and are reliant upon Novogen for the provision of resources to conduct our business.
Manufacturing
Under a manufacturing licence and supply agreement, we have granted Novogen a sublicence to manufacture and supply phenoxodiol to us in its primary manufactured form for both the OVATURE clinical program and phenoxodiol’s ultimate commercial use. Novogen has taken the strategic decision not to manufacture commercial scale Active Pharmaceutical Ingredients (API) for cancer drugs, including phenoxodiol, as these can be more economically supplied by third parties with particular expertise in this area. We have contracts with third parties to validate the developed scalable manufacturing method to ensure that sufficient quantities of phenoxodiol can be manufactured in compliance with cGMP (Current Good Manufacturing Practices) and to complete the analytical and stability work necessary for a New Drug Application (“NDA”) submission. An NDA will be submitted if the Phase III study is successful, and approval of the NDA is required to market phenoxodiol. We will need to arrange similar contracts in the future to secure the supply of NV-196 and NV-143.

Research and Development
The objective of our research and development program is the generation of data sufficient to achieve regulatory approval of phenoxodiol, NV-196 and NV-143 in one or more dosage forms in major markets such as the United States, and/or to allow us to enter into a commercial relationship with another party. The data are generated by our clinical trial programs.
The key aspects of this program are to provide more complete characterization of the following:
•	the relevant molecular targets of action of phenoxodiol, NV-196 and NV-143;

•	the relative therapeutic benefits and indications of phenoxodiol, NV-196 and NV-143 as a monotherapy or as part of combinational therapy with other chemotoxics;

•	the most appropriate cancer targets for phenoxodiol, NV-196 and NV-143; and

•	the relative therapeutic indications of different dosage forms of phenoxodiol, NV-196 and NV-143.
Research expenses were $5.761 million for the year ended June 30, 2007, $3.427 million for the year ended June 30, 2006 and $2.279 million for the year ended June 30, 2005.
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
In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act or FDCA and other laws including in the case of biologics, the Public Health Service Act. We believe, but cannot be certain, that our products will be regulated as drugs by the FDA. The process required by the FDA before drugs may be marketed in the United States generally involves the following:
•	pre-clinical laboratory evaluations, including formulation and stability testing, and animal tests performed under the FDA’s Good Laboratory Practices regulations to assess potential safety and effectiveness;

•	submission and approval of an Investigation New Drug, or IND, application, including results of pre-clinical tests and protocols for clinical tests, which must become effective before clinical trials may begin in the United States;

•	obtaining approval of Institutional Review Boards or IRB’s to administer the products to human subjects in clinical trials;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for the product’s intended use;

•	development of manufacturing processes which conform to FDA current Good Manufacturing Practices, or cGMPs, as confirmed by FDA inspection;

•	submission of pre-clinical and clinical test results, and chemistry, manufacture and control information on the product to the FDA in a New Drug Approval Application, or NDA; and

•	FDA review and approval of an NDA, prior to any commercial sale or shipment of a product.
The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all.
The results of the pre-clinical tests, together with initial specified manufacturing information, the proposed clinical trial protocol, and information about the participating investigators are submitted to the FDA as part of an IND, which must become effective before we may begin human clinical trials in the U.S. Additionally, an independent IRB must review and approve each study protocol and oversee conduct of the trial. An IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold. If the FDA imposes a clinical hold, the IND sponsor must resolve the FDA’s concerns before clinical trials can begin. Pre-clinical tests and studies can take several years to complete, and there is no guarantee that an IND we submit based on such tests and studies will become effective within any specific time period, if at all.
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
We cannot be certain that we will successfully complete Phase I, Phase II, or Phase III testing of our products within any specific time period, if at all. Furthermore the FDA, the IRB or we may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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
Each NDA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, and its amendments. According to the FDA’s fee schedule, effective on October 1, 2006 for the fiscal year 2007, the user fee for an application requiring clinical data, such as an NDA, is $896,200. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual product fee for prescription drugs and biologics ($49,750), and an annual establishment fee ($313,100) on facilities used to manufacture prescription drugs and biologics. A written request can be submitted for a waiver for the application fee for the first human drug application that is filed by a small business, but there are no waivers for product or establishment fees. We are not at the stage of development with our products where we are subject to these fees, but they are significant expenditures that may be incurred in the future and must be paid at the time of application submissions to FDA.
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
Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Patent Act”), a sponsor may obtain marketing exclusivity for a period of time following FDA approval of certain drug applications, regardless of patent status, if the drug is a new chemical entity or if new clinical studies were required to support the marketing application for the drug. This marketing exclusivity prevents a third party from obtaining FDA approval for an identical or nearly identical drug under an Abbreviated New Drug Application (“ANDA”) or a “505(b)(2) New

Drug Application.” The statutealso allows a patent owner to obtain an extension of applicable patent terms for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding NDA plus the period of time between the filing of the NDA and FDA approval, with a five year maximum patent extension. We cannot be certain that Novogen will be able to take advantage of either the patent term extension or marketing exclusivity provisions of these laws.
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
Risks Related to Our Business
We will need additional funds to complete the OVATURE Phase III clinical trial for phenoxodiol and to progress the clinical trial program for NV-196 and NV-143. The actual amount of funds we will need will be determined by a number of factors, some of which are beyond our control.
We will need additional funds to complete the OVATURE Phase III clinical trial for phenoxodiol and to progress the clinical trial program for NV-196 and NV-143. The actual amount of funds that we will need to complete these projects will be determined by a number of factors, some of which are beyond our control. These factors may include the following:
•	the number of sites included in the trials;

•	the length of time required to enroll suitable patients;

•	the number of patients that participate in the trials and the rate that they are recruited;

•	the number of treatment cycles patients complete while they are enrolled in the trials; and

•	the efficacy and safety profile of the product.
If we are unable to obtain additional funds on favourable terms we may be required to cease or reduce our operations. Also, if we raise more funds by selling additional shares of our common stock or securities convertible into or exercisable for shares of our common stock, the ownership interests of our common stockholders will be diluted.
We may not complete our OVATURE Phase III trial on schedule, or at all, or it may be conducted improperly, which will delay or preclude FDA marketing approval and increase costs.
The completion of our OVATURE clinical trial may be delayed or terminated for many reasons, including, but not limited to, if:
•	we are unable to identify and contract clinical trial sites and clinical investigators at the rate we expect or those sites are delayed from commencing patient recruitment due to regulatory hospital ethics committee approvals or those investigators do not perform to our anticipated patient recruitment schedule or comply with the clinical trial protocol;

•	patients are not available to enrol at the rate we currently expect, or that trial sites are unable to recruit their target patient numbers due to the strict inclusion criteria of the OVATURE protocol which may reduce the patient pool available to participate in the trial;

•	subjects experience an unacceptable rate or severity of adverse side effects;

•	third party clinical investigators do not conduct the trial in compliance with Good Clinical Practice and regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

•	one or more IRB suspends or terminates the trial at an investigational site, precludes enrolment of additional subjects, or withdraws its approval of the trial; or

•	one or more of our clinical investigators withdraws from our trials or deviates from our approved protocol.
Our costs will increase if we have material delays in our OVATURE pivotal trial, or if we are required to modify, suspend, terminate or repeat it.
If the data from our OVATURE Phase III clinical trial do not demonstrate the safety and effectiveness of phenoxodiol to the FDA’s satisfaction, we will not receive FDA approval to market phenoxodiol in the United States.
In 2004, the FDA granted phenoxodiol fast track status for patients with recurrent late stage ovarian cancer that is resistant or refractory to platins and taxanes. More recently we completed an SPA where the FDA reviewed and agreed with the design of a Phase III study of phenoxodiol in combination with carboplatin in women with platinum-resistant ovarian cancer (ovarian cancer that does not respond to platinum based anti-cancer agents such as cisplatin). If the FDA concludes, using agreed clinical endpoints, that the data from our pivotal clinical trial have failed to demonstrate the safety and effectiveness of phenoxodiol to the satisfaction of the FDA, we will not receive FDA approval to market phenoxodiol in the United States. We cannot assure you that the results of our Phase III trial will be successful.
The third-party manufacturers that we rely upon for the production of phenoxodiol for our clinical trials, and for future commercial quantities, may not be in compliance with FDA regulatory requirements.
The conduct of our clinical trials and approval of our marketing application for phenoxodiol may be delayed or adversely affected if the third-party manufacturers that we rely upon for the production of phenoxodiol fail to comply with FDA’s regulatory requirements for cGMPs. FDA requires drug manufacturers to establish and maintain quality control procedures for manufacturing, processing, and holding drugs and investigational products, and products must be manufactured in accordance with defined specifications. The failure of contract manufacturers to supply investigational product in compliance with the defined specifications for phenoxodiol may delay the completion of our clinical trials. As part of the pre-market approval process, the manufacturer will be inspected by FDA to ensure compliance with cGMPs. The failure of contract manufacturers to comply with applicable regulations may result in a delay or prevent approval of our marketing application.
If we do not receive marketing approval, our commercial prospects for phenoxodiol will be impaired.
Clinical trials have a high risk of failure. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. If our clinical trials are unsuccessful, our prospects for commercializing phenoxodiol will be impaired and we may be required to cease or reduce our operations. This will have a significant impact on our share price.
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
You should consider our prospects in light of the risks and difficulties frequently encountered by early stage and developmental companies. Although we were incorporated in December 2000, we have only been in operation since May 2002. We have incurred net losses of $39,321,000 since our inception, including net losses of $13,820,000, $7,386,000 and $6,421,000 for the years ended June 30, 2007, 2006 and 2005, respectively. We anticipate that we will incur operating losses and negative operating cash flow for the foreseeable future. We have not yet commercialized any drug candidates and cannot be sure that we will ever be able to do so, or that we may ever become profitable. We have expanded our clinical trials significantly with the commencement of the OVATURE trial, which will result in increasing losses and we may continue to incur substantial losses in future even if we begin to generate revenues from the distribution and sale of phenoxodiol.
We may not be able to establish the strategic partnerships necessary to develop, market and distribute phenoxodiol.
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
We have not yet submitted an IND for NV-196 or NV-143 product candidates with the FDA and until an IND becomes effective, we will not be able to perform human clinical trials in the United States.
Although we have conducted two Phase I clinical trials of NV-196 in Australia, we have not yet submitted an IND to the FDA. NV-143 has not yet commenced clinical trials in humans. Until an IND becomes effective, we will not be able to perform human clinical trials of our NV-196 or NV-143 product candidates in the United States. Approval to begin clinical testing in the United States requires submission of: (i) adequate information on the safety and manufacturing of NV-196 or NV-143 to assure the proper identification quality, purity and strength of the investigational product, (ii) summary of pharmacological and toxicological effects, pharmacokinetics (how the drug is absorbed and metabolised) and biological disposition in animals, (iii) the proposed protocol for any planned clinical study, and (iv) a brief description of the overall plan for investigating the product. Although we intend to prepare an IND to be submitted to the FDA, we do not know whether or when the IND will become effective.
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
We do not intend to manufacture phenoxodiol or NV-196 or NV-143 ourselves and we will be relying on third parties for our supplies of phenoxodiol both for clinical trials and for commercial quantities in the future. Novogen, has taken the strategic decision not to manufacture on a large scale API’s for cancer drugs, including phenoxodiol, as these can be more economically supplied by third parties with particular expertise in this area. The contract facilities that have been identified are registered with the FDA, have a track record of large scale API’s manufacture and have already invested in capital and equipment. We have completed the novation to Marshall Edwards Pty Limited (“MEPL”) of contracts that Novogen had entered into with third parties to validate the developed scalable manufacturing method to ensure that sufficient quantities of phenoxodiol can be manufactured in compliance with the FDA’s current Good Manufacturing Practices (“cGMP”) and to complete the analytical and stability work necessary for a New Drug Application (“NDA”) submission for marketing approval. An NDA will be submitted if the planned Phase III study is successful, and approval of the NDA is required to market phenoxodiol. We will need to arrange similar contracts in the future to secure the supply of NV-196 and NV-143. We have no direct control over the costs of manufacturing our product candidates. If the costs of manufacturing increase or if the cost of the materials used increases, these costs will be passed on to us making the cost of conducting clinical trials more expensive. Increases in manufacturing costs could adversely affect our future profitability if we are unable to pass all of the increased costs along to our customers.
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
Our business exposes us to the risk of product liability claims. This risk is inherent in the manufacturing, testing and marketing of human therapeutic products. We have product liability insurance coverage of up to approximately $17.4 million. Although we believe that this amount of insurance coverage is appropriate for our business at this time, it is subject to deductibles and coverage limitations, and the market for such insurance is becoming more restrictive. We may not be able to obtain or maintain adequate protection against potential liabilities. If we are unable to sufficiently insure against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business development and commercialization efforts.
Our rights to develop and exploit phenoxodiol and the anti-cancer compounds NV-196 and NV-143 are subject to the terms and conditions of agreements we have entered into with Novogen, and under these agreements our rights may be terminated under certain circumstances, some of which may be beyond our control.
We have licensed the intellectual property in the phenoxodiol technology and the anti-cancer compounds NV-196 and NV-143 from Novogen. Under the terms of the license agreement for phenoxodiol, all forms of administering phenoxodiol for the treatment of cancer are licensed to us, excluding topical applications. Under the terms of the license agreement for NV-196 and NV-143, all forms of administering drugs containing the anti-cancer compounds NV-196 and NV-143 are licensed to us, excluding topical applications. If we fail to meet our obligations under our license agreements, the manufacturing license and supply agreement or the services agreement with Novogen, any or all of these agreements may be terminated by Novogen and we could lose our rights to develop phenoxodiol or anti-cancer drugs containing NV-196 and NV-143. To date, we have no reason to believe that we will be unable to satisfy our obligations under these agreements. In addition, each of these agreements may be terminated immediately by Novogen in the event that we undergo a change of control without the consent of Novogen. A “change of control” means a change in control of more than half the voting rights attaching to the shares of our subsidiary, a change in control of more than half of the issued shares of our subsidiary (not counting any share which carries no right to participate beyond a specified amount in the distribution of either profit or capital) or a change in control of the composition of the board of directors of our subsidiary. Each of these agreements may also be terminated if we cease for any reason to be able to lawfully carry out all the transactions required by each respective agreement.
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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Novogen has applied for patents in a number of countries with respect to the use of phenoxodiol for the treatment, prevention or cure of cancer. We have licensed both issued patents and pending patent applications from Novogen. Novogen has issued patents in the United States, Australia and Singapore covering the use of phenoxodiol to prevent or treat skin cancer from ultraviolet damage. Novogen also has patents issued in Australia, Hong Kong, New Zealand and the United Kingdom related to phenoxodiol for the treatment of a variety of cancers and has recently received a patent grant in the United States that is also related to phenoxodiol for the treatment of a variety of cancers.
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
Most of our officers and directors are residents of jurisdictions outside the United States. As a result it may be difficult for you to effect service of process within the United States upon all our officers and directors or to enforce judgments obtained against all our officers and directors or us in United States courts.

Our results are affected by fluctuations in currency exchange rates.
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
Novogen beneficially owns approximately 71.9% (as at the date of this report) of our outstanding shares of common stock. As a result, Novogen will have the ability to effectively determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets.
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
We currently rely on Professor Alan Husband, Novogen Research Director, and Mr. Christopher Naughton, our President and Chief Executive Officer, to provide the strategic direction for the clinical development of phenoxodiol. If we are unable to secure the ongoing services of these key personnel, the commercialization program for phenoxodiol will be disrupted and will cause delays in obtaining marketing approval. Novogen has entered into employment agreements with Professor Husband and Mr. Naughton.
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
The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur.
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

Risks Related to the Private Placement
If we fail to maintain registration of the common stock issued or issuable pursuant to the exercise of warrants we issued in connection with the securities subscription agreement we entered into with certain investors effective July 11, 2006, we may be obligated to pay the investors of those securities liquidated damages.
In the event that the registration statement that was declared effective on September 5, 2006 ceases to be effective or usable at any time while shares of common stock covered by it remain unsold or may only be sold subject to certain volume limitations, or investors are not permitted to utilize the prospectus in connection with the registration statement to resell shares of common stock covered by the registration statement, we will be obligated to pay investors who purchased shares of common stock in the private placement liquidated damages equal to 1% of the aggregate purchase price paid by each investor pursuant to the securities subscription agreement for any shares of common stock or shares of common stock issuable upon exercise of warrants then held by each investor per month (pro rated for any period less than a month) until the registration statement is effective or the investors are permitted to utilize the prospectus in connection with the registration statement to resell shares of common stock covered by the registration statement.
Liquidated damages paid to each investor in the private placement may not exceed more than 10% of the purchase price paid by such investor for shares of common stock or shares of common stock issuable upon exercise of warrants purchased under the securities subscription agreement. If we become obligated to pay liquidated damages, we would deplete our limited working capital and potentially need to raise additional funds. Additionally, the payment of liquated damages would negatively impact our ability to complete future PIPE’s.
If we fail to maintain registration of the common stock issued or issuable pursuant to the exercise of warrants we issued in connection with the securities subscription agreement we entered into with certain investors effective August 1, 2007, we may be obligated to pay the investors of those securities liquidated damages.

In connection with the securities subscription agreement we entered into with certain accredited investors as of August 1, 2007, we entered into a registration rights agreement pursuant to which we are obligated to file a resale registration statement with the SEC by the fifth calendar day following the filing of the our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, covering the shares of common stock issued in connection with the securities subscription agreement, in addition to the shares of common stock underlying the warrants issued in connection with the securities subscription agreement.
In the event that the registration statement is not filed by the required filing date or that the registration statement covering the registrable securities ceases to be effective or usable at any time while shares of common stock covered by it remain unsold or may only be sold subject to certain volume limitations, or investors are not permitted to utilize the prospectus in connection with the registration statement to resell shares of common stock covered by the registration statement, we will be obligated to pay investors who purchased shares of common stock in the private placement liquidated damages equal to 1% of the aggregate purchase price paid by each investor pursuant to the securities subscription agreement for any shares of common stock, shares of common stock issuable upon exercise of warrants or warrants then held by each investor per month (pro rated for any period less than a month) until the registration statement is effective or the investors are permitted to utilize the prospectus in connection with the registration statement to resell shares of common stock covered by the registration statement.
Liquidated damages paid to each investor in the private placement may not exceed more than 10% of the purchase price paid by such investor for shares of common stock purchased under the securities subscription agreement. If we become obligated to pay liquidated damages, we would deplete our limited working capital and potentially need to raise additional funds. Additionally, the payment of liquated damages would negatively impact our ability to complete future PIPE’s.

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
Common Stock

	Nasdaq Global Market		AIM Market
	High	Low	High	Low
Year Ended June 30, 2006	$	$	£	£
First Quarter	7.98	5.68	4.08	3.40
Second Quarter	8.25	5.53	4.28	3.25
Third Quarter	7.29	4.36	3.80	3.20
Fourth Quarter	6.02	2.51	N/A	N/A

Year Ended June 30, 2007
First Quarter	3.75	2.58	N/A	N/A
Second Quarter	3.68	2.82	N/A	N/A
Third Quarter	4.90	3.08	N/A	N/A
Fourth Quarter	4.28	2.75	N/A	N/A

Warrants (with December 2006 expiry)

Year Ended June 30, 2006
First Quarter	4.01	2.55
Second Quarter	3.25	0.68
Third Quarter	1.99	0.50
Fourth Quarter	0.74	0.20

Year Ended June 30, 2007
First Quarter	0.30	0.02
Second Quarter	0.29	0.01
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A

The following table sets forth, for the period indicated, the high, low, average and period-end noon buying rate for sterling, expressed in dollars per sterling in New York City as certified for customs purposes by the Federal Reserve Bank of New York.

Period Ended	High	Low	Average	Period-End
Year Ended June 30, 2006
First Quarter	$1.8420	$1.7303	$1.7854	$1.7696
Second Quarter	$1.7855	$1.7138	$1.7486	$1.7188
Third Quarter	$1.7885	$1.7256	$1.7532	$1.7393
Fourth Quarter	$1.8911	$1.7389	$1.8286	$1.8491

Year Ended June 30, 2007
First Quarter	N/A	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A	N/A
Third Quarter	N/A	N/A	N/A	N/A
Fourth Quarter	N/A	N/A	N/A	N/A
As of August 15, 2007, there were approximately 1,435 stockholders on record of our common stock.
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
Stock Repurchases
We have not repurchased any shares of common stock during the fourth quarter of the fiscal year ended June 30, 2007.

Equity Compensation
The following table sets forth, as of June 30, 2007 outstanding awards and shares remaining available for future issuance under our compensation plans under which equity securities are authorized for issuance.

(c)
	(a)	(b)	Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation
Plan Category	warrants and rights	warrants and rights	plans
Equity compensation plans approved by security holders	Not Applicable	Not Applicable	Not Applicable

Equity compensation plans not approved by security holders	None	Not Applicable	Indeterminable

Total	None	Not Applicable	Indeterminable
Our Employee Share Option Plan (the “Plan”) provides our directors, employees, employees of our affiliates and certain of our contractors and consultants with the opportunity to participate in our ownership. To date, no options have been issued under the Plan. The Remuneration Committee, appointed by the Board of Directors, addresses participation, the number of options offered and any conditions of exercise. In making these determinations the Remuneration Committee will generally consider the participant’s position and record of service to us and our affiliates and potential contribution to the growth of us and our affiliates. Any other matters tending to indicate the participant’s merit may also be considered. Options will be exercisable between two years and five years after grant, unless otherwise determined by the Remuneration Committee. Options granted will be exercisable at a price determined by the Remuneration Committee at the time of issue (and will be subject to adjustment in accordance with the terms of the plan). Other key terms of the Plan include:
•	Options will lapse if the participants cease to be engaged by us or our affiliates. The committee will have the discretion to waive this provision.

•	The terms of the Plan also provide for adjustments to the rights of an option holder as a result of a reorganisation of our capital or other corporate event. The holder of an option is not permitted to participate in any distribution by us or in any rights or other entitlements issued by us to stockholders in respect of our shares unless the options are exercised prior to the relevant record; and

•	All options vest on the occurrence of certain events such as a change of control, as defined in the Plan.
The Plan also contains standard provisions dealing with matters such as administration of the Plan, amendment of the Plan and termination or suspension of the Plan.

Stock Performance Graph
The graph set forth below compares the change in our cumulative total stockholder return on our common stock between December 18, 2003 (the date our common stock commenced public trading) and June 29, 2007 with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Biotechnology Index during the same period. This graph assumes the investment of $100 on December 18, 2003 in our common stock and each of the comparison groups and assumes reinvestment of dividends, if any. We have not paid any dividends on our common stock, and no dividends are included in the report of our performance.
Stock Performance Comparison

	12/18/03	6/30/04	6/30/05	6/30/06	6/29/07
Marshall Edwards, Inc. Common Stock	$100.00	$99.07	$95.07	$45.20	$40.93
NASDAQ Composite Index	$100.00	$104.68	$105.15	$111.04	$133.08
NASDAQ Biotechnology Index	$100.00	$107.78	$98.00	$105.44	$113.93

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements” included elsewhere in this Annual Report on Form 10-K.

	Years Ended June 30,
Statement of Operations	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Revenues:
Interest and other income	$645	$446	$308	$193	$145

Total revenues	645	446	308	193	145

Loss from operations	(13,819)	(7,385)	(6,421)	(8,538)	(3,033)
Income tax expense	(1)	(1)	—	—	—

Net loss arising during development stage	$(13,820)	$(7,386)	$(6,421)	$(8,538)	$(3,033)

Net loss per common share:
Basic and diluted	$(0.22)	$(0.13)	$(0.11)	$(0.16)	$(0.06)

Weighted average common shares outstanding	63,196,465	56,938,000	56,938,000	54,954,578	52,023,247

	As of June 30,
Balance Sheet Data	2007	2006	2005	2004	2003
	(in thousands)
Cash and cash equivalents	$16,158	$10,054	$9,238	$24,819	$7,244

Total assets	$16,290	$10,395	$19,364	$24,849	$7,286

Total stockholders’ equity	$13,777	$9,135	$16,521	$22,942	$5,933
Item 7. Management’s Discussion and Analysis of Financial Condition and results of Operations.
The following discussion and analysis should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” included below. Operating results are not necessarily indicative of results that may occur in future periods. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in the forward-looking statements as a result of many factors including, but not limited to, those set forth under “Cautionary Statement About Forward-Looking Statements” and “Risk Factors” in Item 1A. included above in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on the information available to us on the date of this document and we assume no obligation to update any forward-looking statements contained in this Annual Report on Form 10-K.
Overview
Our main focus since commencing operations is to undertake human clinical testing of phenoxodiol. Operations have now expanded to include the recently licenced drug candidates NV-196 and NV-143. During fiscal year 2007, we commenced the OVATURE Phase III clinical trial for phenoxodiol and continued to recruit patients into the existing clinical trial programs. We have reached agreement under the Special Protocol Assessment (SPA) process with the United States Food and Drug Administration (FDA) on the design our OVATURE pivotal study protocol for phenoxodiol. The trial, is designed to test the ability of phenoxodiol to restore sensitivity of late-stage ovarian cancers to carboplatin, a standard form of therapy for ovarian therapy.

As at the date of the report Novogen owns approximately 71.9% of the outstanding shares of our common stock.
We do not employ any staff directly but obtain services from Novogen under a services agreement. We have incurred losses since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future as we expand research and development activities and move our drug candidates into later stages of development and incur expenses for the OVATURE trial. As of June 30, 2007, we had accumulated losses of $39,321,000.
We have not generated any revenues from operations since inception other than interest on cash assets.
Expenses have consisted primarily of costs associated with conducting the clinical trials of our drug candidates and costs incurred under the licence agreements, the services agreement and the manufacturing licence and supply agreements with Novogen and its subsidiaries, including the costs of the clinical trial drug supplies as well as costs associated with phenoxodiol production scale-up activities and drug supply from third party contractors .
Ongoing operations through the conduct of the clinical trial program will continue to consume cash resources without generating revenues.
We believe that the proceeds of the private placement closed in August 2007 provide us with sufficient cash resources to fund our planned operations over the next twelve months which include the OVATURE trial, the planned preclinical development of NV-196 and NV-143 and the planned human Phase I clinical program for NV-196.
We will however need additional funds in order complete the OVATURE trial and to further the clinical development program for NV-196 and NV-143 beyond the current objectives.
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
Development Expenses
Research and development costs incurred since inception through June 30, 2007 amount to $15,941,000.
Research and development costs include clinical trial expenses, and are expensed as they are incurred. These costs are expected to increase in the future as the phenoxodiol clinical program progresses and as we expand our research and development to incorporate NV-196 and NV-143. The phenoxodiol Phase III OVATURE trial will require large patient numbers resulting in significantly increased costs.

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
The duration and cost of clinical trials may vary significantly over the life of a project as a result of:
•	the number of sites included in the trials;

•	the length of time required to enroll suitable patients;

•	the number of patients that participate in the trials;

•	the number of treatment cycles patients complete while they are enrolled in the trials;

•	the indication being studied; and

•	the efficacy and safety profile of the product.
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
Clinical trial expenses of $2,255,000 have been included in the financial statements for the year ended June 30, 2007, of which $548,000 has been accrued at June 30, 2007. These estimates are based on the number of patients in each trial and the drug administration cycle.
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
Manufacturing Scale-up Expenses
Estimates have been used in determining the expense liability under certain manufacturing scale-up and drug supply contracts where services have been performed but not yet invoiced. The actual costs of those services could differ in amount and timing from the estimates used in completing the financial results.

Drug supply/manufacturing scale-up expenses of $1,860,000 have been included in the financial statements for the year ended June 30, 2007, of which $339,000 has been accrued at June 30, 2007. These estimates are based on the milestones completed for each of the service contracts.
Results of Operations
Summary of Revenue and Expenses
The following table provides a summary of revenues and expenses to supplement the more detailed discussions below:

	Years Ended June 30,
Revenues	2007	2006	2005

	(in thousands)
Interest and other income	$645	$446	$308

Total revenues	645	446	308

	Years Ended June 30,
Research and development expenses	2007	2006	2005

	(in thousands)
Clinical trial study costs	$(2,255)	$(840)	$(1,156)
Drug/manufacturing scale-up costs	(1,860)	(1,856)	(612)
Research and development service charge	(1,145)	(588)	(385)
Other	(501)	(143)	(126)

Total Research and Development Costs	(5,761)	(3,427)	(2,279)

	Years Ended June 30,
License Fees	2007	2006	2005

	(in thousands)
License Fees	(5,000)	(3,000)	(3,000)

	Years Ended June 30,
Selling, general and administrative expenses	2007	2006	2005

	(in thousands)
Legal and professional fees	$(488)	$(394)	$(371)
Administrative service charge	(818)	(707)	(688)
Share based payment	(1,642)	—	—
Other	(755)	(303)	(391)

Total operating expenses	(3,703)	(1,404)	(1,450)

Year Ended June 30, 2007 Compared to the Year Ended June 30, 2006
We recorded a consolidated loss of $13,820,000 and $7,386,000 for the years ended June 30, 2007 and 2006, respectively.
Revenues: We received interest on cash assets and cash equivalents of $645,000 for the year ended June 30, 2007 versus $446,000 for the year ended June 30, 2006. This increase was due to higher cash balances combined with an increase in interest rates.

Research and Development: Research and development expenses increased $2,334,000 to $5,761,000 for the year ended June 30, 2007 compared to $3,427,000 for the year ended June 30, 2006. This increase was primarily due to increased clinical trial costs incurred associated with OVATURE and the additional costs incurred under the services agreement reflecting the increased time spent by Novogen research staff on the development of phenoxodiol, NV-196 and NV-143.
Licence Fees: Milestone licence fees of $5,000,000 were expensed for the year ended June 30, 2007 compared to $3,000,000 for the year ended June 30, 2006. The $5,000,000 expensed in the year ended June 30, 2007 represents the second lump sum licence fee due under the terms of the licence agreement. This second lump sum licence fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenues received from commercialization (income other than sales) and sales of phenoxodiol products exceeds $50,000,000. Following the private placement or PIPE capital raising closed on July 11, 2006, the funds received from equity issuances exceeded $50,000,000 which triggered this licence fee payment. The $3,000,000 expensed in the year ended June 30, 2006 represents 50 percent ($2,000,000) of the December 31, 2005 annual milestone licence fee of $4,000,000 (the other 50 percent was incurred and accrued in the year ended June 30, 2005) and $1,000,000 that was payable on execution of the new licence agreement with Novogen in relation to the drug candidates NV-196 and NV-143 licenced in May 2006.
Selling, General and Administrative: Selling, general and administrative expenses increased by $2,299,000 to $3,703,000 for the year ended June 30, 2007 compared to $1,404,000 for the year ended June 30, 2006. The increase was due primarily to the cost of the share-based payment of the SEDA commitment fee paid to Cornell Capital Partners, LP (“Cornell”) in the form of shares and warrants which were valued at $1,642,000 and general corporate expenses including an increase in legal compliance costs, travel and service fees paid to Novogen reflecting an increase in corporate and accounting services and insurance.
Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of our wholly owned subsidiary MEPL. MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. At June 30, 2007, we had not established a foreign currency hedging program. Net foreign exchange losses during the twelve months ended June 30, 2007 were $98,000 compared with net exchange losses of $2,000 during the twelve months ended June 30, 2006.
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
Liquidity and Capital Resources
At June 30, 2007, we had cash resources of $16,158,000 compared to $10,054,000 at June 30, 2006. The increase was due to the capital raising in July 2006, as described below, which was partially offset by the payment of the $5,000,000 second lump sum licence fee and expenditures in the clinical trial program and other corporate expenses incurred during the year. Funds are invested in short term money accounts, pending use.
On July 11, 2006, the we entered into a securities subscription agreement with certain accredited investors providing for the placement of 6,329,311 shares of our common stock and warrants exercisable for 2,215,258 shares of our common stock at a purchase price of $2.90 per unit. Each unit consisted of one share of common stock and 0.35 of a warrant to purchase one share of common stock. The warrants have an exercise price of $4.35 per share, subject to certain adjustments. The exercise price and number of shares issuable upon exercise of such warrants are subject to adjustment in the event of stock dividends, stock splits and other similar events. The warrants may be exercised no less than six months from the closing date and will expire four years from the date of issuance, or July 11, 2010. We closed the private placement on July 11, 2006. In connection with the private placement or PIPE, we received proceeds of $16.8 million net of $1.5 million commissions and other costs.

On July 11, 2006, we entered into the SEDA with Cornell. Under the SEDA, we may issue and sell to Cornell shares of our common stock for a total purchase price of up to $15 million, once a resale registration statement is in effect. Commencing as of the effective date of the registration statement and continuing for up to 24 months thereafter, we have sole discretion whether and when to sell shares of our common stock to Cornell. Cornell will be irrevocably bound to purchase shares of common stock from us after we send a notice that we intend to sell shares of our common stock to Cornell. Each advance under the SEDA is limited to a maximum of $1.5 million.
On August 1, 2007, we entered into a securities subscription agreement with certain accredited investors providing for the placement of 5,464,001 shares of our common stock at a purchase price of $3.00 per share. The investors in the transaction also received a warrant to purchase an additional 4 shares of common stock for every block of 10 shares of common stock purchased. All of the warrants have an exercise price of $3.60 per share. The warrants may be exercised beginning February 6, 2008 and will expire five years from the date of issuance, or August 6, 2012. We also issued 62,091 warrants to Blue Trading, LLC, which acted as the placement agent in the private placement, as part of the placement fee. The warrants issued to Blue Trading, LLC have an exercise price of $3.00 per share and each warrant is convertible for 4 shares of common stock. These warrants may be exercised immediately and will expire five years from the date of issuance, on August 6, 2012. We closed the private placement on August 6, 2007 and we received gross proceeds of $16.4 million.
We have entered into a registration rights agreement with the investors party to the securities subscription agreement, and Blue Trading, LLC, and have agreed to file a registration statement with the SEC for the common stock and the common stock issuable upon exercise of the warrants sold pursuant to the securities subscription agreement for resale thereunder.
In addition, we have terminated the SEDA with Cornell.
Source and Uses of Cash
Cash Used in Operating Activities
Cash used in operating activities for the year ended June 30, 2007 was $10,786,000 compared to $9,089,000 for the same period in 2006. The increase in cash outflow of $1,697,000 for the year ended June 30, 2007 was due primarily to the second lump sum licence fee paid to Novogen of $5,000,000 during the period compared to $4,000,000 paid in the corresponding period. Additional cash outflow was also incurred in connection with the increased costs associated with the Phase III OVATURE trial and the scale-up costs of phenoxodiol.
Cash Requirements
We are currently conducting the OVATURE Phase III clinical study to support marketing approval of phenoxodiol for ovarian cancer and the clinical and pre clinical development of NV-196 and NV-143.
Ongoing operations through the conduct of the clinical trial program will continue to consume cash resources without generating revenues.

We believe that the proceeds of the private placement closed in August 2007 provide us with sufficient cash resources to fund our planned operations over the next twelve months which include the OVATURE trial, the planned preclinical development of NV-196 and NV-143 and the planned human Phase I clinical program for NV-196.
We will however need additional funds in order complete the OVATURE trial and to further the clinical development program for NV-196 and NV-143 beyond the current objectives.
Licence Agreement for Phenoxodiol
In September 2003, we entered into a licence agreement pursuant to which Novogen’s subsidiary, Novogen Research Pty Limited, granted to MEPL a worldwide non-transferable licence under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute phenoxodiol products. The licence agreement covers uses of phenoxodiol in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The licence is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the agreement by giving three months’ notice to Novogen. MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum licence fee payment due under the terms of the licence agreement. Also, MEPL paid $2,000,000 to Novogen in January 2005 and $4,000,000 in January 2006 which were the annual milestone licence fee payments due under the licence agreement. We paid a second lump sum licence fee of $5,000,000 to Novogen in July 2006 following the raising of funds in a private placement or PIPE closed on July 11, 2006. This licence fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeds $50,000,000. Following the private placement or PIPE closed on July 11, 2006, the funds received from equity issuances exceeded $50,000,000 which triggered this licence fee payment. Future amounts payable to Novogen under terms of the licence agreement are as follows:
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
(i) approval by the FDA of an NDA for phenoxodiol;
(ii) approval or authorization of any kind to market phenoxodiol in the United States; or
(iii) approval or authorization of any kind by a government agency in any other country to market phenoxodiol.
Upon receipt of any of the above (the “Approval Date”), we must pay to Novogen, $8,000,000, together with interest on that amount from (and including) December 31, 2006, calculated at the bank bill rate. This milestone licence fee replaces the $8,000,000 December 31, 2006 milestone fee.
Further Amended and Restated License Agreement
Following agreement in March 2007, MEPL and Novogen Research Pty Limited entered into another amendment deed to the licence agreement for phenoxodiol for the purpose of further amending and restating the license agreement (the “Further Amended and Restated License Amendment”).
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
No licence fees have been accrued at June 30, 2007.
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
The licence agreement is able to be cancelled without penalty by MEPL by giving three months notice. Therefore licence fees due under the licence agreement are recognised as an expense when the milestone event occurs.
We will also be required to make payments to Novogen under the services agreement and manufacturing licence and supply agreement.
We do not intend to incur any significant capital expenditures in the foreseeable future.
We are currently assessing the future cash requirements needed to fund new clinical trial initiatives and licensing options available under the license option deed.
Contractual Obligations
At June 30, 2007, we had contractual obligations for the conduct of clinical trials, pre-clinical research and development and manufacturing process development of approximately $10,318,000. Of all expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles.

The following table summarizes our future payment obligations and commitments as of June 30, 2007 assuming all treatment cycles are completed:

(In thousands)		Payment due by period
		less than 1	1 - 3	3 - 5	More than
Contractual Obligations	Total	Year	Years	Years	5 Years
Purchase Obligations	$10,318	$6,446	$3,652	$220	$—
Total	$10,318	$6,446	$3,652	$220	$—
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
Foreign Currency Risk
We conduct a portion of our business in various currencies, primarily in U.S. and Australian dollars. At June 30, 2007, we had not established a foreign currency hedging program. Net foreign exchange losses during the twelve months ended June 30, 2007 were $98,000 compared with net exchange losses of $2,000 during the twelve months ended June 30, 2006. Foreign exchange gains and losses occur upon consolidation of MEPL, which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position.
We do not consider the effects of foreign currency movements to be a material risk to our financial condition.

Item 8. Financial Statements and Supplementary Data
Marshall Edwards, Inc
Index to Financial Statements
Report of BDO Kendalls (NSW) Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

BDO Kendalls (NSW) Level 19.2 Market St Sydney NSW 2000 GPO Box 2551 Sydney NSW 2001 Phone 61 2 9286 5555 Fax 61 2 9286 5599 info.sydney@bdo.com.au ww.bdo.com.au

ABN 57 908 209 104
Report of Independent Registered Public Accounting Firm
Board of Directors
Marshall Edwards, Inc.
We have audited the accompanying consolidated balance sheet of Marshall Edwards, Inc. (a development stage company) as of June 30, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended June 30, 2007, and for the period from December 1, 2000 (inception) through June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marshall Edwards, Inc. at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows each of the years in the three year period ended June 30, 2007 and the period from December 1, 2000 (inception) through June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.
BDO Kendalls (NSW)
Sydney, NSW, Australia
September 27, 2007

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	June 30,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$16,158	$10,054
Deferred Offering Costs	25	95
Prepaid expenses and other current assets	107	246

Total current assets	16,290	10,395

Total assets	$16,290	$10,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,197	$420
Accrued expenses	984	638
Amount due to related company	332	202

Total current liabilities	2,513	1,260

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 100,000 shares, none outstanding	—	—
Common stock, $0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 63,390,937 at June 30, 2007 and 56,938,000 at June 30, 2006	—	—
Additional paid-in capital	53,098	34,636
Deficit accumulated during development stage	(39,321)	(25,501)

Total stockholders’ equity	13,777	9,135

Total liabilities and stockholders’ equity	$16,290	$10,395

See accompanying notes.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

				Period from
				December 1,
				2000 (Inception)
				through
	Years Ended June 30,			June 30,
	2007	2006	2005	2007

Revenues:
Interest and other income	$645	$446	$308	$1,744

Total revenues	645	446	308	1,744

Operating expenses:
Research and development	(5,761)	(3,427)	(2,279)	(15,941)
License fees	(5,000)	(3,000)	(3,000)	(17,000)
Selling, general and administrative	(3,703)	(1,404)	(1,450)	(8,121)

Total operating expenses	(14,464)	(7,831)	(6,729)	(41,062)

Loss from operations	(13,819)	(7,385)	(6,421)	(39,318)

Income tax expense	(1)	(1)	—	(3)

Net loss arising during development stage	$(13,820)	$(7,386)	$(6,421)	$(39,321)

Net loss per common share:
Basic and diluted	$(0.22)	$(0.13)	$(0.11)

Weighted average common shares outstanding	63,196,465	56,938,000	56,938,000

See accompanying notes.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

				Period from
				December 1, 2000
				(Inception)
	Years Ended June 30,			through June 30,
	2007	2006	2005	2007

Operating activities
Net loss arising during development stage	(13,820)	(7,386)	(6,421)	(39,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based payments	1,642	—	—	1,642
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	139	(120)	(96)	(107)
Accounts payable	777	166	62	1,197
Accrued expenses	346	235	(34)	984
Amounts due to related company	130	(1,984)	908	332

Net cash used in operating activities	(10,786)	(9,089)	(5,581)	(35,273)

Financing activities
Net proceeds from issuance of Common Stock	16,915	—	—	51,551
Deferred Offering Costs	(25)	(95)	—	(120)
Withdrawal from/(investment in) short-term deposits	—	10,000	(10,000)	—

Net cash provided by/(used in) financing activities	16,890	9,905	(10,000)	51,431
Net increase/(decrease) in cash and cash equivalents	6,104	816	(15,581)	16,158
Cash and cash equivalents at beginning of period	10,054	9,238	24,819	—

Cash and cash equivalents at end of period	16,158	10,054	9,238	16,158

Income taxes paid	(1)	(1)	—	(3)

See accompanying notes.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

			Deficit
			accumulated	Accumulated
			during	other
	Common	Additional paid	development	comprehensive
	Stock	in capital	stage	income/(loss)	Total

	(shares)
Balance June 30, 2001	49,500,000	$—	$—	$—	$—
Net loss arising during development stage			(123)		(123)
Common Stock issued May 22, 2002 (including 2,523,000 warrants)	2,523,000	9,022			9,022

Balance at June 30, 2002	52,023,000	9,022	(123)	—	8,899
Net loss arising during development stage			(3,033)		(3,033)
Foreign currency translation adjustments				31	31

Comprehensive Loss					(3,002)
Common Stock issued June 26, 2003	9,000	36			36

Balance at June 30, 2003	52,032,000	9,058	(3,156)	31	5,933
Net loss arising during development stage			(8,538)		(8,538)
Foreign currency translation adjustments				(31)	(31)

Comprehensive Loss					(8,569)
Common Stock issued November 30, 2003	2,514,000	10,056			10,056
Common Stock issued December 18, 2003 (including 2,392,000 warrants)	2,392,000	15,522			15,522

Balance at June 30, 2004	56,938,000	$34,636	$(11,694)	$—	$22,942
Net loss arising during development stage			(6,421)		(6,421)

Comprehensive Loss					(6,421)

Balance at June 30, 2005	56,938,000	$34,636	$(18,115)	$—	$16,521
Net loss arising during development stage			(7,386)		(7,386)

Comprehensive Loss					(7,386)

Balance at June 30, 2006	56,938,000	34,636	(25,501)	—	$9,135
Net loss arising during development stage			(13,820)		(13,820)

Comprehensive Loss					(13,820)
Common Stock issued July 11, 2006	6,329,311	16,820			16,820
Shares issued as share-based payment (refer Note 7)	123,626	443			443
Warrants issued as share-based payment (refer Note 7)		1,199			1,199

Balance at June 30, 2007	63,390,937	53,098	(39,321)	—	$13,777

See accompanying notes.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
1. The Company and Summary of Significant Accounting Policies
Marshall Edwards, Inc. (“MEI” or the “Company”) is a development stage company incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited (“Novogen”). The Company commenced operations in May 2002 and its business purpose is the development and commercialization of drugs for the treatment of cancer. The Company is presently engaged in the clinical development of the anti-cancer drug phenoxodiol. Novogen’s subsidiary has granted to the Company’s subsidiary, Marshall Edwards Pty Ltd (MEPL), a worldwide non-transferable licence under its patent right and patent applications and its relevant know-how to conduct clinical trials and commercialize and distribute all forms of phenoxodiol for uses in the field of prevention, treatment, and cure of cancer in humans, except topical applications. As at the date of this report Novogen owns approximately 71.9% of the outstanding shares of the Company’s common stock.
The Company’s main focus since commencing operations is to undertake human clinical testing of phenoxodiol. Operations have now expanded to include the recently licenced drug candidates NV-196 and NV-143. During fiscal year 2007, we commenced the OVATURE Phase III clinical trial for phenoxodiol (known as “OVATURE”) and continued to recruit patients into the existing clinical trial programs. We have reached agreement under the Special Protocol Assessment (SPA) process with the United States Food and Drug Administration (FDA) on the design our OVATURE pivotal study protocol for phenoxodiol. The trial is designed to test the ability of phenoxodiol to restore sensitivity of late-stage ovarian cancers to carboplatin, a standard form of therapy for ovarian therapy.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MEPL. Significant intercompany accounts and transactions have been eliminated on consolidation.
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
Recent Accounting Standards
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No.159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities” which permits an entity to measure certain financial assets and financial liabilities at fair value. The purpose of SFAS 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option by instrument will report unrealised gains and losses in earnings at each subsequent reporting date. The fair value option is irrevocable, unless a new election date occurs. SFAS 159 established presentation and disclosure requirements to help financial statement users to understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective as of the beginning of fiscal year 2009. The Company is currently evaluating the impact of adopting SFAS 159 and does not anticipate a material effect.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the effects of Prior Year Misstatements when Quantifying the Misstatements in Current Year Financial Statements”. This bulletin discusses the utilization of quantifying the effects of financial statement misstatements by using a “dual approach” to assess these effects, which includes both a focus on the balance sheet and income statement. SAB 108 was effective for fiscal 2007 and did not have any effect on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157 (SFAS 157). “Fair Value Measurements”. This pronouncement defines fair value, established a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective as of the beginning of fiscal year 2009. The Company is currently evaluating the impact of adopting SFAS 157 and does not anticipate a material effect.
In June 2006, the FASB issued FASB Interpretation No.48 (FIN 48), “Accounting for Uncertainty in Income taxes – an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This interpretation requires the Company to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2008, with the cumulative effect of the change in accounting principle being recorded as an adjustment to opening retained earnings. The Company has adopted FIN 48 as of July 1, 2007, however the Company does not anticipate a material effect.

2. Income Taxes
Loss from operations consists of the following jurisdictions:

	Year ended June 30,
	2007	2006	2005

	(in thousands $)
Domestic	(1,928)	(196)	(326)
Foreign	(11,891)	(7,189)	(6,095)

	(13,819)	(7,385)	(6,421)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense attributable to loss arising during development stage is:

	Year ended June 30,
	2007		2006		2005
	(in thousands $)%		(in thousands $)%		(in thousands $)%

Tax at US statutory rates	4,837	35	2,585	35	2,247	35
Australian tax	(595)	(5)	(359)	(5)	(305)	(5)
R&D Tax concession	121	1	91	1	43	1
Over/(Under) Provision	18	1	140	2	(128)	(2)
Exchange rate difference on opening tax losses	1,657	12	(301)	(4)	284	4
Change in valuation allowance	(6,038)	(44)	(2,156)	(29)	(2,141)	(33)

	—	—	—	—	—	—

Deferred tax liabilities and assets are comprised of the following:

	Year ended June 30,
	2007	2006

	(in thousands $)
Deferred tax liabilities
Unrealised Foreign Exchange Gain	(13)	(2)

Total deferred tax liabilities	(13)	(2)

Deferred tax assets
Tax carried forward losses	12,993	7,686
Share based payments	574	—
Unrealised Foreign Exchange Loss	39	2
Consultant and other accruals	277	146

Total deferred tax assets	13,883	7,834

Valuation allowance for deferred tax assets	(13,870)	(7,832)

Net deferred tax assets and liabilities	—	—

Management evaluates the recoverability of the deferred tax asset and the amount of the required valuation allowance. Due to the uncertainty surrounding the realization of the tax deductions in future tax returns, the Company has recorded a valuation allowance against its net deferred tax asset at June 30, 2007 and 2006. At such time as it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance will be reduced.

There was no benefit from income taxes recorded for the period from December 1, 2000 (inception) to June 30, 2007 due to the Company’s inability to recognize the benefit of net operating losses. The Company had federal net operating loss carry forwards of approximately $1,364,000 at June 30, 2007. The federal net operating losses will begin to expire in 2022.
Foreign tax losses of approximately $41,717,000 at June 30, 2007, may be carried forward indefinitely.
3. Loss Per Share
The following table sets forth the computation of basic and diluted net loss per common share:

	Years ended June 30,
	2007	2006	2005
	(In Thousands, except share data)
Numerator
Net loss arising during development stage	(13,820)	(7,386)	(6,421)

Numerator for diluted earnings per share	$(13,820)	$(7,386)	$(6,421)

Denominator
Denominator for basic earnings per share -

Weighted average number of shares used in computing net loss per share, basic and diluted	63,196,465	56,938,000	56,938,000
Effect of dilutive securities	—	—	—

Dilutive potential common shares	63,196,465	56,938,000	56,938,000

Basic and Diluted net loss per share	$(0.22)	$(0.13)	$(0.11)
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

	As at June 30,
	2007	2006	2005

Outstanding Warrants	2,815,258	2,392,000	2,392,000
The warrants outstanding at June 30, 2007 have an exercise price of $4.35 per share and are exercisable prior to July 11, 2010.
During July 2006 the Company issued 6,452,937 shares of common stock and 2,815,258 warrants in connection with a PIPE capital raising and for securing a Standby Equity Distribution Agreement

4. Expenditure Commitments and Contingencies
At June, 30, 2007, the Company had contractual obligations for the conduct of clinical trials, pre- clinical research and development and manufacturing process development of approximately $10,318,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. The amounts, assuming all treatment cycles are completed, are expected to be incurred as follows:

(In thousands)		Payment due by period
		less than 1	1 – 3	3 – 5	More than
Contractual Obligations	Total	Year	Years	Years	5 Years
Purchase Obligations	$10,318	$6,446	$3,652	$220	$—
Total	$10,318	$6,446	$3,652	$220	$—
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
The Company has guaranteed the payment and performance of the obligations of its subsidiary, Marshall Edwards Pty Limited, to Novogen and its subsidiaries, Novogen Laboratories Pty Limited and Novogen Research Pty Limited, under the licence agreement for phenoxodiol, the manufacturing licence and supply agreement and the services agreement. Novogen has guaranteed the performance of the obligations of Novogen Research Pty Limited under the licence agreements for phenoxodiol and the obligations of Novogen Laboratories Pty Limited under the manufacturing licence and supply agreement to Marshall Edwards Pty Limited. Each of the Company and Novogen’s obligations in the guarantee and indemnity agreement are absolute, unconditional and irrevocable.
The Company has issued a letter of support to the directors of Marshall Edwards Pty Limited guaranteeing financial support, for a period of twelve months ending October 3, 2007, should it be unable to meet any of its financial commitments.
5. Segment Information
The Company’s focus is to continue the clinical program currently underway for the development and commercialization of phenoxodiol, NV-196 and NV-143. The business contains two major segments based on geographic location.

	Year Ended June 30,
	2007			2006			2005

	USA	Australia	Total	USA	Australia	Total	USA	Australia	Total

Statement of Operations	(in thousands)			(in thousands)			(in thousands)
Interest Revenue	505	140	645	348	98	446	238	70	308

Loss from operations	(1,928)	(11,891)	(13,819)	(196)	(7,189)	(7,385)	(326)	(6,095)	(6,421)

Income Tax Expense	(1)	—	(1)	(1)	—	(1)	—	—	—

Net loss arising during development stage	(1,929)	(11,891)	(13,820)	(197)	(7,189)	(7,386)	(326)	(6,095)	(6,421)

Balance Sheet

Segment assets	50,231	1,399	51,630	33,767	2,895	36,662	33,877	4,266	38,143

Elimination of investment in subsidiary	(35,340)	—	(35,340)	(26,267)	—	(26,267)	(18,779)	—	(18,779)

Consolidated Assets	$14,891	$1,399	$16,290	$7,500	$2,895	$10,395	$15,098	$4,266	$19,364

Segment liabilities	$110	$2,403	$2,513	$180	$1,080	$1,260	$93	$2,750	$2,843

6. Related Party Transactions
Licence Agreement for Phenoxodiol
In September 2003, the Company entered into a licence agreement pursuant to which Novogen’s subsidiary, Novogen Research Pty Limited, granted to MEPL a worldwide non-transferable licence under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute phenoxodiol products. The licence agreement covers uses of phenoxodiol in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The licence is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the agreement by giving three months’ notice to Novogen. MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum licence fee payment due under the terms of the licence agreement. Also, MEPL paid $2,000,000 to Novogen in January 2005 and $4,000,000 in January 2006 which was the annual milestone licence fee payments due under the licence agreement. The Company paid a second lump sum licence fee of $5,000,000 to Novogen in July 2006 following the raising of funds in a private placement. This licence fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeded $50,000,000. Following the private placement or PIPE closed on July 11, 2006 the funds received from equity issuances exceeded $50,000,000 which triggered this licence fee payment. Future amounts payable to Novogen under terms of the licence agreement are as follows:
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
Upon receipt of any of the above (the “Approval Date”), the Company must pay to Novogen, $8,000,000, together with interest on that amount from (and including) December 31, 2006, calculated at the bank bill rate. This milestone licence fee replaces the $8,000,000 December 31, 2006 milestone fee.
Further Amended and Restated License Agreement
Following agreement in March 2007, MEPL and Novogen Research Pty Limited entered into another amendment deed to the licence agreement for phenoxodiol for the purpose of further amending and restating the license agreement (the “Further Amended and Restated License Amendment”).
The combined result of the Licence Amendment Deed for Phenoxodiol and the Further Amended and Restated License Agreement will be that upon the Approval Date, MEPL will be required to pay Novogen Research Pty Limited $8,000,000, together with interest on such amount from (and including) December 31, 2006 to (but excluding) the Approval Date. Thereafter, MEPL will be required to make license milestone fee payments of $8,000,000 to Novogen Research Pty Limited on December 31 of the year of the Approval Date and on December 31 of each year thereafter during the exclusivity period under the License Agreement.
No licence fees have been accrued at June 30, 2007.

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
The licence agreement is able to be cancelled without penalty by MEPL by giving three months notice. Therefore licence fees due under the licence agreement are recognised as an expense when the milestone event occurs.

Amended and Restated Licence Option Deed
On September 24, 2003, MEPL and Novogen Resarch Pty Limited entered into an Amended and Restated Licence Option Deed (the “Licence Option Deed”). The licence option deed grants MEPL an exclusive right to accept and an exclusive right to match any proposed dealing by Novogen of its intellectual property rights with a third party relating to synthetic compounds (other than phenoxodiol) that have known or potential applications in the field of prevention, treatment or cure of cancer in humans in all forms other than topical applications.
Amended and Restated Services Agreement
On September 24, 2003, the Company, Novogen and MEPL entered into an Amended and Restated Services Agreement (the “Services Agreement”). The Company does not currently intend to directly employ any staff. Under the terms of the Services Agreement, Novogen Limited or its subsidiaries have agreed to provide services reasonably required by the Company relating to the development and commercialization of phenoxodiol and other licenced products, including NV-196 and NV-143. Novogen has agreed to provide these services at cost plus a 10% mark-up. The Company may terminate the agreement on three months written notice to Novogen.
Transactions giving rise to expenditures amounting to $1,963,000, $1,294,000 and $1,073,000 were made under the Services Agreement with Novogen during the twelve months ended June 30, 2007, 2006 and 2005 respectively. Of these amounts, $1,145,000, $588,000 and $385,000 related to service fees paid to Novogen for research and development services provided in the twelve months ended June 30, 2007, 2006 and 2005 respectively, reflecting the time spent by Novogen research staff on the development of phenoxodiol. Additionally, $818,000, $707,000 and $688,000 of the total expenditures during the twelve months ended June 30, 2007, 2006 and 2005, respectively, related to costs incurred for administration and accounting services provided by Novogen.
At June 30, 2007 and 2006, $177,000 and $118,000, respectively, was due and owing to Novogen under the services agreement and is included in amounts due to related company.
Amended and Restated Manufacturing Licence and Supply Agreement
On September 24, 2003, MEPL and Novogen Laboratories Pty Limited entered into an Amended and Restated Manufacturing Licence and Supply Agreement (the “Manufacturing Licence and Supply Agreement”).Under the terms of the Manufacturing Licence and Supply Agreement, MEPL has granted to one of Novogen’s subsidiaries an exclusive, non-transferable sub licence to manufacture and supply phenoxodiol in its primary manufactured form. Novogen’s subsidiary has agreed to supply phenoxodiol to MEPL for the clinical trial development program and phenoxodiol’s ultimate commercial use. Phenoxodiol supplied by Novogen under the terms of this agreement will by charged at cost plus a 50% markup.
Transactions giving rise to expenditures amounting to $153,000, $527,000 and $612,000 were made under the manufacturing licence and supply agreement with Novogen during the twelve months ended June 30, 2007, 2006 and 2005, respectively.
At June 30, 2007 no amount was due and owing to Novogen under the Manufacturing Licence and Supply Agreement. At June 30, 2006 $74,000 was due and owing to Novogen and is included in amounts due to related company.

Novogen has taken the strategic decision not to manufacture large scale Active Pharmaceutical Ingredients for cancer drugs, including phenoxodiol, as these can be more economically supplied by third parties with particular expertise in this area.
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
On December 18, 2006, 2,392,000 warrants which were issued in connection with the December 2003 public offering expired and no shares of common stock were issued relating to those warrants.
In January 2006, the Company voluntarily cancelled the trading of its common stock on the AIM.
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
In connection with the SEDA, the Company paid Cornell a commitment fee of 123,626 shares of its common stock and warrants to purchase 600,000 shares of its common stock which expire on July 11, 2010. The warrants have an exercise price of $4.35 per share, subject to certain adjustments. The exercise price and number of shares issuable upon exercise of such warrants are subject to adjustment in the event of stock dividends, stock splits and other similar events. The commitment fee, comprising shares and warrants, is a share-based payment and has been accounted for in accordance with FAS123R “Share-based Payment”. The fair values of shares and warrants issued have been recognized directly as equity in the balance sheet and as selling, general and administration expenses in the income statement in the year ended June 30, 2007.
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
On January 1, 2007 the Company adopted FASB Staff Position No. EITF 00-19-2 (FSP 00-19-2). FSP 00-19-2 requires the contingent obligation to make future payments under the registration rights agreement be recognized separately in accordance with FASB Statement No. 5, Accounting for Contingencies and the underlying warrants be recognized without regard to the contingent obligation. The adoption of FSP 00-19-2 had no effect on the Company’s financial statements as the warrants will remain classified as permanent equity and management does not currently believe that it is probable a payment will be made under the registration rights agreement
At the end of the fiscal year ending June 30, 2007 Novogen owned approximately 78.1% of the outstanding common stock.

8. Significant Events After Balance Date
On August 1, 2007, the Company entered into a securities subscription agreement with certain accredited investors providing for the placement of 5,464,001 shares of our common stock at a purchase price of $3.00 per share. The investors in the transaction also received a warrant to purchase an additional 4 shares of common stock for every block of 10 shares of common stock purchased. All of the warrants have an exercise price of $3.60 per share. The warrants may be exercised beginning February 6, 2008 and will expire five years from the date of issuance, or August 6, 2012. The Company also issued 62,091 warrants to Blue Trading, LLC, which acted as the placement agent in the private placement, as part of the placement fee. The warrants issued to Blue Trading, LLC have an exercise price of $3.00 per share and each warrant is convertible for 4 shares of common stock. These warrants may be exercised immediately and will expire five years from the date of issuance, on August 6, 2012. The Company closed the private placement on August 6, 2007. In connection with the PIPE we received gross proceeds of $16.4 million.
The Company has entered into a registration rights agreement with the investors party to the securities subscription agreement, and Blue Trading, LLC, and has agreed to file a registration statement with the SEC for the common stock and the common stock issuable upon exercise of the warrants sold pursuant to the securities subscription agreement for resale thereunder.
In addition, the Company terminated the SEDA with Cornell.
9. Quarterly Financial Data (Unaudited)

2007 for the quarter ended	Jun-30	Mar-31	Dec-31	Sep-30	Year
	(in thousands except per share data)
Revenue	156	171	183	135	645
Loss from operations	(2,042)	(1,722)	(2,175)	(7,880)	(13,819)
Net Loss arising during development stage	(2,042)	(1,723)	(2,175)	(7,880)	(13,820)
Basic and diluted loss per share	(0.03)	(0.03)	(0.03)	(0.13)	(0.22)

2006 for the quarter ended	Jun-30	Mar-31	Dec-31	Sep-30	Year
	(in thousands except per share data)
Revenue	93	101	130	122	446
Loss from operations	(552)	(3,252)	(1,778)	(1,803)	(7,385)
Net Loss arising during development stage	(553)	(3,252)	(1,778)	(1,803)	(7,386)
Basic and diluted loss per share	(0.01)	(0.06)	(0.03)	(0.03)	(0.13)
10. Contingent Liabilities
On 11 July, 2006 the Company entered into a registration rights agreement in connection with the private placement or PIPE capital raising which provides for liquidated damages of up to 10% of the aggregate purchase price of the shares issued as part of the PIPE transaction if the Company does not maintain an effective registration of those shares. An effective registration has been maintained at the date of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9a.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
At the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Controls
There were no changes in internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect the Company’s internal control over financial reporting.
Limitations on the Effectiveness of Controls
A control system no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the company are detected. Accordingly, our disclose controls and procedures are designed to provide reasonable not absolute assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.
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
The other information required by this item is incorporated herein by reference to our proxy statement for the fiscal year ended June 30, 2007 (the “Proxy Statement”).
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
3. Exhibits
Exhibit Index
Exhibits

3.1	Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (21)

4.1	Specimen Stock Certificate (3)

4.2	Specimen Warrant Certificate (4)

4.3	Specimen Warrant Certificate (5)

4.4	Specimen Warrant Certificate *

4.5	Warrant Agreement (6)

4.6	Form of Warrant Agreement (7)

4.7	Warrant Agreement (22)

4.8	Amended and Restated Warrant Agreement (26)

4.9	Form of Warrant (8)

4.10	Form of Warrant (23)

4.11	Form of Warrant (28)

10.1	Amended and Restated Licence Agreement between Novogen Research Pty Limited and Marshall Edwards Pty Limited (9)

10.2	Amended and Restated Manufacturing Licence and Supply Agreement between Novogen Laboratories Pty Limited and Marshall Edwards Pty Limited (10)

10.3	Amended and Restated Licence Option Deed between Novogen Research Pty Limited and Marshall Edwards Pty Limited (11)

10.4	Amended and Restated Services Agreement among Novogen Limited, Marshall Edwards, Inc. and Marshall Edwards Pty Limited (12)

10.5	Guarantee and Indemnity among Marshall Edwards, Inc., Novogen Laboratories Pty Limited, Novogen Research Pty Limited and Novogen Limited (13)

10.6	Marshall Edwards, Inc. Share Option Plan (14)

10.7	Licence Agreement between Novogen Research Pty Limited and Marshall Edwards Pty Limited (15)

10.8	Amendment Deed between Novogen Research Pty Limited and Marshall Edwards Pty Limited (16)

10.9	Securities Subscription Agreement by and among Marshall Edwards, Inc. and the investors listed on Schedule 2.1 thereto (17)

10.10	Registration Rights Agreement by and among Marshall Edwards, Inc. and the investors as signatories thereto (18)

10.11	Standby Equity Distribution Agreement between Marshall Edwards, Inc. and Cornell Capital Partners, L.P. (19)

10.12	Registration Rights Agreement between Marshall Edwards, Inc. and Cornell Capital Partners, L.P. (20)

10.13	Securities Subscription Agreement, dated as of August 1, 2007 by and among Marshall Edwards, Inc. and the investors listed on schedule 2.1 thereto (24)

10.14	Registration Rights Agreement, dated as of August 6, 2007 by and among Marshall Edwards, Inc. and the purchases signatory thereto (25)

10.15	Registration Rights Agreement, dated as of September 26, 2007, between Marshall Edwards, Inc. and Blue Trading, LLC (27)

21.1	Subsidiaries of Marshall Edwards, Inc. (2)

23.1	Consent of BDO Kendalls (NSW)*

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).

(2)	Incorporated by reference to Exhibit 21 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).

(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed on October 31, 2003 (Reg. No. 333-109129).

(4)	Incorporated by reference to Exhibit 4.3 Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed on October 31, 2003 (Reg. No. 333-109129 ).

(5)	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 filed on August 9, 2006 (Reg. No. 333-136440 ).

(6)	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed on October 31, 2003 (Reg. No. 333-109129 ).

(7)	Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on July 12, 2006.

(8)	Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on July 12, 2006.

(9)	Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).

(10)	Incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).

(11)	Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).

(12)	Incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).

(13)	Incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).

(14)	Incorporated by reference to Exhibit 10.6 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).

(15)	Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on May 16, 2006.

(16)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 9, 2006

(17)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on July 12, 2006.

(18)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on July 12, 2006.

(19)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 12, 2006.

(20)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on July 12, 2006.

(21)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 30, 2007.

(22)	Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on August 6, 2007.

(23)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007.

(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007.

(25)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007.

(26)	Incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K/A filed on September 27, 2007.

(27)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K/A filed on September 27, 2007.

(28)	Incorporated by reference to Exhibit 4.11 to the Registrant’s Current Report on Form 8-K/A filed on September 27, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 2007.
MARSHALL EDWARDS, INC.
A Delaware Corporation

By:	/s/ Christopher Naughton
Christopher Naughton
Chief Executive Offer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 27, 2007.

Signatures		Title
By:	/s/ Christopher Naughton Christopher Naughton	President, Chief Executive Officer and Director

By:	/s/ David Seaton David Seaton	Secretary, Chief Financial Officer

By:	/s/ Stephen Breckenridge Stephen Breckenridge	Director

By:	/s/ Bryan Williams Bryan Williams	Director

By:	/s/ Paul Nestel Paul Nestel	Director

By:	/s/ Philip Johnston Philip Johnston	Director

By:	/s/ William Rueckert William Ruechert	Director