Form 10-Q
period 2007-11-05
MARSHALL EDWARDS INC
filed 2007-11-07
CIK 1262104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐       No ☒
As of October 31, 2007 the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 68,854,938.

MARSHALL EDWARDS, INC.

INDEX
PART I	FINANCIAL INFORMATION	Page

Item 1:	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of September 30, 2007 and June 30, 2007	3
	Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006 and for the period from December 1, 2000 (inception) through September 30, 2007	4
	Consolidated Statements of Cash Flows for the three months ended September 30, 2007 and 2006 and for the period from December 1, 2000 (inception) through September 30, 2007	5
	Consolidated Statement of Stockholders’ Equity	6
	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	21

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4:	Controls and Procedures	33

PART II	OTHER INFORMATION

Item 1A	Risk factors	34

Item 6:	Exhibits	35

SIGNATURES		36

PART I  FINANCIAL INFORMATION
Item 1: Financial Statements

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	June 30,
	2007	2007
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$28,927	$16,158
Deferred offering costs	-	25
Prepaid expenses and other current assets	104	107
Total current assets	29,031	16,290
Total assets	$29,031	$16,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,226	$1,197
Accrued expenses	1,689	984
Amount due to related company	529	332
Total current liabilities	3,444	2,513

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 100,000 shares,
none outstanding	-	-
Common stock, $ 0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 68,854,938 at
September 30, 2007 and 63,390,937 at June 30, 2007	-	-
Additional paid-in capital	68,274	53,098
Deficit accumulated during development stage	(42,687)	(39,321)
Total stockholders' equity	25,587	13,777
Total liabilities and stockholders' equity	$29,031	$16,290

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Period from December 1, 2000 (Inception) through September 30,
	2007	2006	2007

Revenues:
Interest and other income	$218	$135	$1,962
Total revenues	218	135	1,962

Operating expenses:
Research and development	(2,906)	(927)	(18,847)
License fees	-	(5,000)	(17,000)
Selling, general and administrative	(677)	(2,088)	(8,798)
Total operating expenses	(3,583)	(8,015)	(44,645)

Loss from operations	(3,365)	(7,880)	(42,683)
Income tax expense	(1)	-	(4)
Net loss arising during development stage	$(3,366)	$(7,880)	$(42,687)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.13)

Weighted average common shares outstanding	66,657,459	62,619,391

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Period from December 1, 2000 (Inception) through September 30,
	2007	2006	2007

Operating activities
Net loss arising during development stage	$(3,366)	$(7,880)	$(42,687)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Share based payments	-	1,642	1,642
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3	182	(104)
Accounts payable	29	(233)	1,226
Accrued expenses	705	164	1,689
Amounts due to related company	197	3	529
Net cash used in operating activities	(2,432)	(6,122)	(37,705)

Financing activities
Net proceeds from issuance of common stock *	15,201	16,962	66,632
Net cash provided by financing activities	15,201	16,962	66,632
Net increase (decrease) in cash and cash
equivalents	12,769	10,840	28,927
Cash and cash equivalents at beginning of period	16,158	10,054	-
Cash and cash equivalents at end of period	$28,927	$20,894	$28,927
Income taxes paid	$(1)	$-	$(4)

* Deferred offering costs of $25,000 from the year ended June 30, 2007 have been offset against net proceeds from the issuance of common stock in the three months to September 30, 2007.

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock	Additional paid in capital	Deficit accumulated during development stage	Total
	(shares)

Balance at June 30, 2007	63,390,937	$53,098	$(39,321)	$13,777
Net loss arising during development stage			(3,366)	(3,366)
Comprehensive Loss				(3,366)
Common Stock issued August 6, 2007	5,464,001	14,735		14,735

Warrants issued as share-based payment (refer Note 6)		441	-	$441

Balance at September 30, 2007	68,854,938	$68,274	$(42,687)	$25,587

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
September 30, 2007

1.      The Company and Summary of Significant Accounting Policies

Marshall Edwards, Inc. (“MEI”) including its subsidiary Marshall Edwards Pty Ltd (“MEPL”) (together the “Group or the “Company”) is a development stage company incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited (“Novogen”). The Company commenced operations in May 2002 and its business purpose is the development and commercialization of drugs for the treatment of cancer. The Company is presently engaged in the clinical and pre-clinical development of the anti-cancer drugs phenoxodiol, NV-196 and NV-143. Novogen’s subsidiary has granted to MEPL, worldwide non-transferable licenses under its patent right and patent applications and its relevant know-how to conduct clinical trials and commercialize and distribute all forms of phenoxodiol, NV-196 and NV-143 for uses in the field of prevention, treatment, and cure of cancer in humans, except topical applications. As at the date of this report Novogen owns approximately 71.9% of the outstanding shares of the Company’s common stock.

The Company’s main focus since commencing operations has been to undertake human clinical testing of phenoxodiol. Operations have now expanded to include the additional licensed drug candidates NV-196 and NV-143. During fiscal year 2007, the Company commenced the OVATURE Phase III clinical trial for phenoxodiol (known as “OVATURE”) and continued to recruit patients into the existing clinical trial programs. The Company has reached agreement under the Special Protocol Assessment (SPA) process with the United States Food and Drug Administration (FDA) on the design of its OVATURE pivotal study protocol for phenoxodiol. The trial is designed to test the ability of phenoxodiol to restore sensitivity of late-stage ovarian cancers to carboplatin, a standard form of therapy for ovarian therapy.

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

Effective July 1, 2007 the Company adopted Financial Accounting Standards Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 utilizes a two step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realised upon ultimate settlement. The cumulative effect of adopting FIN 48 on July 1, 2007 is recognised as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN 48 the Company did not recognise any increase or decrease in the liability for unrecognised tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment in accumulated deficit. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognised as long term liabilities. The Company's total amount of net tax losses carried forward as of July 1, 2007 adoption date was $43 million.

The Company's major tax jurisdictions are the United States and Australia and its tax years since inception remain subject to examination by the appropriate governmental agencies in those jurisdictions due to its tax loss position.

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

2.           Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,
	2007	2006
	(In Thousands, except share and per share data)
Numerator
Net loss arising during development stage	(3,366)	(7,880)
Effect of dilutive securities	-	-
Numerator for diluted earnings per share	$(3,366)	$ (7,880)

Denominator
Denominator for basic earnings per share:
Weighted average number of shares used in computing net loss per share, basic and diluted	66,657,459	62,619,391
Effect of dilutive securities	-	-
Dilutive potential common shares	66,657,459	62,619,391

Basic and diluted earnings per share	$(0.05)	$ (0.13)

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

	As at September 30,
	2007	2006
	(Number of warrant shares)
Warrants exercisable prior to December 18, 2006 at an exercise price of $9.00	-	2,392,000
Warrants exercisable prior to July 11, 2010 at an exercise price of $4.35	2,815,258	2,815,258
Warrants exercisable prior to August 6, 2012 at an exercise price of $3.60	2,185,598	-
Warrants exercisable prior to August 6, 2012 at an exercise price of $3.00	248,364	-
Common shares issuable upon exercise of outstanding warrants	5,249,220	5,207,258

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

During August 2007, the Company issued 5,464,001 shares of common stock and warrants exercisable for 2,433,962 shares of common stock in connection with a PIPE capital raising. For further details see Note 6 “Equity”.

3.      Expenditure Commitments

At September 30, 2007, the Company had contractual obligations for the conduct of clinical trials, pre-clinical research and development and manufacturing process development of approximately $13,069,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. The amounts, assuming all treatment cycles are completed, are expected to be incurred as follows:

(In thousands)		Payment due by period
Contractual Obligations	Total	less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Purchase Obligations	$13,069	$8,711	$4,172	$186	$-

Total	$13,069	$8,711	$4,172	$186	$-

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

The Company has guaranteed the payment and performance of the obligations of its subsidiary, Marshall Edwards Pty Limited, to Novogen and its subsidiaries, Novogen Laboratories Pty Limited and Novogen Research Pty Limited, under the license agreement for phenoxodiol, the manufacturing license and supply agreement and the services agreement. Novogen has guaranteed the performance of the obligations of Novogen Research Pty Limited under the license agreements for phenoxodiol and the obligations of Novogen Laboratories Pty Limited under the manufacturing license and supply agreement to Marshall Edwards Pty Limited. Each of the Company and Novogen’s obligations in the guarantee and indemnity agreement are absolute, unconditional and irrevocable.

4.	Segment Information

The Company’s focus is to continue the clinical and pre-clinical program currently underway for the development and commercialization of phenoxodiol, NV-143 and NV-196. The business contains two major segments based on geographic location.

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(79)	$(3,287)	$(1,772)	$(6,108)
Segment assets	22,746	6,285	15,277	5,680

5.           Related Party Transactions

License Agreement for Phenoxodiol

In September 2003, the Company entered into a license agreement pursuant to which Novogen’s subsidiary, Novogen Research Pty Limited, granted to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute phenoxodiol products (the “Phenoxodiol License Agreement”). The Phenoxodiol License Agreement covers uses of phenoxodiol in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the Phenoxodiol License Agreement by giving three months notice to Novogen. MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum license fee payment due under the terms of the Phenoxodiol License Agreement. Also, MEPL paid $2,000,000 to Novogen in January 2005 and $4,000,000 in January 2006 which were the annual milestone license fee payments due under the Phenoxodiol License Agreement. The Company paid a second lump sum license fee of $5,000,000 to Novogen in July 2006 following the raising of funds in a private placement. This license fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales)

and sales of phenoxodiol products exceeded $50,000,000. Following the PIPE capital raising on July 11, 2006, the funds received from equity issuances exceeded $50,000,000 which triggered this license fee payment. Future amounts payable to Novogen under terms of the Phenoxodiol License Agreement are as follows:

1. Until the expiration of the exclusivity period of the license, MEPL must pay Novogen 2.5% of all net sales and 25% of commercialization income. After the exclusivity period of the license, 1.5% of net sales must be paid to Novogen. The preconditions to such payments have not yet occurred.

The “Exclusivity Period” ends on the later of:

(a)	the date of expiration or lapsing of the last patent right in the patents and patent applications set out in the Phenoxodiol License Agreement with Novogen; or

(b)
the date of expiration or lapsing of the last licensed patent right which MEPL would, but for the license granted in the license agreement, infringe in any country in the geographical territory covered by the Phenoxodiol License Agreement by doing in that country any of the things set out in the Phenoxodiol License Agreement.

2. In addition to the amounts above, beginning in 2006, an $8,000,000 annual milestone license fee is payable under the amended terms of the license agreement for each calendar year ending December 31 during the exclusivity period of the license. The annual milestone license fees have been deferred under the License Amendment Deed for Phenoxodiol and the Further Amended and Restated License Agreement which are discussed below.

License Amendment Deed for Phenoxodiol

In June 2006, the Company entered into an amendment deed to the Phenoxodiol License Agreement (the “License Amendment Deed for Phenoxodiol”). Pursuant to the original term of the Phenoxodiol License Agreement the Company was required to pay an $8,000,000 license milestone fee to Novogen Research Pty Limited in December 2006. The License Amendment Deed for Phenoxodiol extends the date that the $8,000,000 license milestone fee is payable until the earliest receipt by MEPL of the first:

(i)	approval by the FDA of a New Drug Application (NDA) for phenoxodiol;
(ii)	approval or authorization of any kind to market phenoxodiol in the United States; or
(iii)	approval or authorization of any kind by a government agency in any other country to market phenoxodiol.

Upon receipt of any of the above (the “Approval Date”), the Company must pay to Novogen, $8,000,000, together with interest on that amount from (and including) December 31, 2006, calculated at the bank bill rate. This milestone replaces the $8,000,000 December 31, 2006 milestone fee.

Further Amended and Restated License Agreement

Following agreement in March 2007, MEPL and Novogen Research Pty Limited entered into another amendment deed to the Phenoxodiol License Agreement for the purpose of further amending and restating the Phenoxodiol License Agreement (the “Further Amended and Restated License Agreement”).

The combined result of the License Amendment Deed for Phenoxodiol and the Further Amended and Restated License Agreement will be that upon the Approval Date, MEPL will be required to pay Novogen Research $8,000,000, together with interest on such amount from (and including) December 31, 2006 to (but excluding) the Approval Date. Thereafter, MEPL will be required to make license milestone fee payments of $8,000,000 to Novogen Research Pty Limited on December 31 of the year of the Approval Date and on December 31 of each year thereafter during the exclusivity period under the Phenoxodiol License Agreement.

No license fees have been accrued at September 30, 2007.

License Agreement for NV-196 and NV-143

In May 2006, the Company entered into a second license agreement with Novogen for two oncology compounds, NV-196 and NV-143 (the “License Agreement for NV-196 and NV-143”). NV-196 is being developed initially in oral form for pancreatic and bile duct cancer and is currently in Phase I human testing. NV-143 is targeted for the treatment of melanoma, also in oral dose form, and is in the pre-clinical testing stage. The License Agreement for NV-196 and NV-143 is an agreement under which Novogen’s subsidiary, Novogen Research Pty Limited, grants to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute NV-196 and NV-143 products. The License Agreement for NV-196 and NV-143 covers uses of NV-196 and NV-143 in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the agreement by giving three months notice to Novogen. The Company is required to make payments under the terms of the License Agreement for NV-196 and NV-143 with Novogen as follows:

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

Amended and Restated License Option Deed

On September 24, 2003, MEPL and Novogen Resarch Pty Limited entered into an Amended and Restated License Option Deed (the “License Option Deed”). The license option deed grants MEPL an exclusive right to accept and an exclusive right to match any proposed dealing by Novogen of its intellectual property rights with a third party relating to synthetic compounds (other than phenoxodiol) that have known or potential applications in the field of prevention, treatment or cure of cancer in humans in all forms other than topical applications.

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

Transactions giving rise to expenditures amounting to $594,000 and $515,000 were made under the Services Agreement with Novogen during the three months ended September 30, 2007 and 2006, respectively. Of these amounts, $360,000 and $318,000 related to service fees paid to Novogen for research and development services provided in the three months ended September 30, 2007 and 2006, respectively, reflecting the time spent by Novogen research staff on the development of phenoxodiol, NV-196 and NV-143. Additionally, $234,000 and $197,000 of the total expenditures during the three months ended September 30, 2007 and

2006, respectively, related to costs incurred for administration and accounting services provided by Novogen.

At September 30, 2007 and 2006, $454,000 and $187,000, respectively, were due and owing to Novogen under the services agreement and are included in amounts due to related company in the balance sheet.

Manufacturing License and Supply Agreement

Under the terms of the manufacturing license and supply agreement (the “Manufacturing License and Supply Agreement”), MEPL has granted to one of  Novogen’s subsidiaries an exclusive, non-transferable sub license to manufacture and supply phenoxodiol in its primary manufactured form. Novogen’s subsidiary has agreed to supply phenoxodiol to MEPL for the clinical trial development program and phenoxodiol’s ultimate commercial use. Phenoxodiol supplied by Novogen under the terms of this agreement will be charged at cost plus a 50% markup.

Transactions giving rise to expenditures amounting to $12,000 and $50,000 were made under the manufacturing license and supply agreement with Novogen during the three months ended September 30, 2007 and 2006, respectively.

At September 30, 2007 there was no amount owning to Novogen under the Manufacturing License and Supply Agreement. At September 30, 2006 $6,000 was due and owing to Novogen under the Manufacturing License and Supply Agreement and are included in amounts due to parent company.

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

In June 2003, 9,000 warrants were exercised at an exercise price of $4.00 per share, resulting in proceeds to the Company of $36,000. In November 2003, the remaining 2,514,000 warrants were exercised at an exercise price of $4.00 per share with proceeds to the Company of $10,056,000.

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

On July 11, 2006, the Company entered into a securities subscription agreement with certain accredited investors providing for the placement of 6,329,311 shares of the Company’s common stock and warrants exercisable for 2,215,258 shares of the Company’s common stock at a purchase price of $2.90 per unit. Each unit consisted of one share of common stock and 0.35 of a warrant to purchase one share of common stock. The warrants have an exercise price of $4.35 per share, subject to certain adjustments. The exercise price and number of shares issuable upon exercise of such warrants are subject to adjustment in the event of stock dividends, stock splits and other similar events. The warrants may be exercised no less than six months from the closing date and will expire four years from the date of issuance, or July 11, 2010. The Company closed the private placement or PIPE on July 11, 2006. In connection with the private placement or PIPE, the Company received proceeds of $16.8 million net of $1.5 million commissions and other costs.

In connection with the securities subscription agreement described above the Company entered into a registration rights agreement pursuant to which the Company is obligated to file a resale registration statement with the Securities and Exchange Commission (the “SEC”) covering the shares of common stock issued in connection with the securities subscription agreement, in addition to the shares of common stock underlying the warrants issued in connection with the securities subscription agreement. The Company filed the registration statement on August 9, 2006. The resale registration statement was declared effective September 5, 2006.

On July 11, 2006, the Company entered into a standby equity distribution agreement (the “SEDA”), with YA Global Investments, L.P. (“YA Global” formerly Cornell Capital Partners, L.P.). The SEDA was subsequently terminated in August 2007. Under the SEDA, the Company may have issued and sold to YA Global shares of its common stock for a total purchase price of up to $15 million, once a resale registration statement was in effect. Commencing as of the effective date of the registration statement and continuing for up to 24 months thereafter, the Company had sole discretion whether and when to sell shares of its common stock to YA Global. YA Global would have been irrevocably bound to purchase shares of common stock from the Company after the Company sent a notice that it intended to sell shares of its common stock to YA Global. Each advance under the SEDA was limited to a maximum of $1.5 million.

In connection with the SEDA, the Company paid YA Global a commitment fee of 123,626 shares of its common stock and warrants to purchase 600,000 shares of its common stock which expire on July 11, 2010. The warrants have an exercise price of $4.35 per share, subject to certain adjustments. The exercise price and number of shares issuable upon exercise of such warrants are subject to adjustment in the event of stock dividends, stock splits and other similar events. The commitment fee, comprising shares and warrants, is a share-based payment and has been accounted for in accordance with FAS123R "Share-based Payment". The fair values of shares and warrants issued have been recognized directly as equity in the balance sheet and as selling, general and administration expenses in the income statement in the quarter ended September 30, 2006.

On August 1, 2007, the Company entered into a securities subscription agreement with certain accredited investors providing for the placement of 5,464,001 shares of its common stock at a purchase price of $3.00 per share. The investors in the transaction also received a warrant to purchase an additional 4 shares of common stock for every block of 10 shares of common stock purchased. All of the warrants have an exercise price of $3.60 per share. The warrants may be exercised beginning February 6, 2008 and will expire five years from the date of issuance, or August 6, 2012. The Company also issued 62,091 warrants to Blue Trading, LLC, which acted as the placement agent in the private placement, as part of the placement fee. The warrants issued to Blue Trading, LLC have an exercise price of $3.00 per share and each warrant is convertible for 4 shares of common stock. These warrants may be exercised immediately and will expire five years from the date of issuance, on August 6, 2012. The Company closed the private placement on August 6, 2007. In connection with the private placement or PIPE we received proceeds of $15.2 million net of $1.2 million in commissions and other costs.

The Company entered into a registration rights agreement with the investors party to the securities subscription agreement, and Blue Trading, LLC, and has agreed to file a registration statement with the SEC for the common stock and the common stock issuable upon exercise of the warrants sold pursuant to the securities subscription agreement for resale thereunder. The Company filed the registration statement on October 2, 2007. The resale registration statement was declared effective October 19, 2007.

Under the terms of the July 11, 2006 and the August 1, 2007 PIPEs, the Company is required to maintain effective registration statements covering the resale shares of common stock issued in the PIPEs and the shares of common stock issuable upon exercise of the warrants issued in the PIPEs. In relation to the July 11, 2006 PIPE, at the date of issuance, the Company assessed the terms of the agreement, and as the penalty for not maintaining the registration of common stock is less than the difference between the value of registered shares and unregistered shares, the equity has been classified as permanent equity. The August 1, 2007 PIPE has been assessed as permanent equity under FASB Staff Position No. EITF 00-19-2, described below.

On January 1, 2007 the Company adopted FASB Staff Position No. EITF 00-19-2 (FSP 00-19-2). FSP 00-19-2 requires the contingent obligation to make future payments under the registration rights agreements be recognized separately in accordance with FASB Statement No. 5, Accounting for Contingencies and the underlying warrants be recognized without regard to the contingent obligation. The adoption of FSP 00-19-2 had no effect on the Company’s financial statements as the warrants will remain classified as permanent equity and management does not currently believe that it is probable a payment will be made under either of the registration rights agreements.

Following the private placement, Novogen retained approximately 71.9% of the Company’s common stock.

7. Contingent Liability

On July 11, 2006 the Company entered into a registration rights agreement in connection with the private placement or PIPE capital raising which provides for liquidated damages of up to 10% of the aggregate purchase price of the shares issued as part of the PIPE transaction if the Company does not maintain an effective resale registration of those shares. An effective resale registration has been maintained at the date of this report.

On August 1, 2007 in connection with the private placement of PIPE capital raising, the Company entered into a registration rights agreement pursuant to which it is obligated to file a resale registration statement with the SEC by the fifth calendar day following the filing of the Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The resale registration statement will cover the shares of common stock issued in connection with the securities subscription agreement as well as the shares of common stock underlying the warrants issued in connection with the securities subscription agreement. The resale registration statement also covers the shares underlying the warrants issued to Blue Trading, LLC, which acted as placement agent in the PIPE as part of its placement fee. The Company filed the resale registration statement on October 2, 2007. The resale registration statement was declared effective October 19, 2007.

In the event that the resale registration statements covering the registrable securities issued in the July 2006 PIPE and August 2007 PIPE ceases to be effective or usable at any time while shares of common stock covered by them remain unsold or may only be sold subject to certain volume limitations, or investors are not permitted to utilize the prospectus in connection with the resale registration statements to resell shares of common stock covered by the resale registration statements, the Company will be obligated to pay investors who purchased shares of common stock in the private placement liquidated damages equal to 1% of the aggregate purchase price paid by each investor pursuant to the securities subscription agreement for any shares of common stock, shares of common stock issuable upon exercise of warrants or warrants then held by each investor per month (pro rated for any period less than a month) until the resale registration statements are effective or the investors are permitted to utilize the prospectus in connection with the resale registration statements to resell shares of common stock covered by the resale registration statements. An effective resale registration statement with respect to the registrable securities issued in the August 2007 PIPE has been maintained at the date of this report.

Liquidated damages paid to each investor in the private placements or PIPEs may not exceed more than 10% of the purchase price paid by such investor for shares of common stock purchased under the securities subscription agreements.

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
• changes in industry practice; and
• one-time events.

These risks are not exhaustive. Other sections of this quarterly report may include additional factors which could adversely impact business and financial performance. In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2007. Moreover, we operate in a very competitive and rapidly changing environment.

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

Overview

Our main focus since commencing operations is to undertake human clinical testing of phenoxodiol. Operations have now expanded to include the additional licensed drug candidates NV-196 and NV-143. During fiscal year 2007, we commenced the OVATURE Phase III clinical trial for phenoxodiol and continued to recruit patients into the existing clinical trial programs. We have reached agreement under the Special Protocol Assessment (SPA) process with the United States Food and Drug Administration (FDA) on the design of our OVATURE pivotal study protocol for phenoxodiol. The trial is designed to test the ability of phenoxodiol to restore sensitivity of late-stage ovarian cancers to carboplatin, a standard form of therapy for ovarian cancer.

As at the date of the report Novogen owns approximately 71.9% of the outstanding shares of our common stock.

We do not employ any staff directly but obtain services from Novogen under a services agreement. We have incurred losses since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future as we expand research and development activities and move phenoxodiol into later stages of development. As of September 30, 2007, we had accumulated losses of $42,687,000.

We have not generated any revenues from operations since inception other than interest on cash assets.

Expenses have consisted primarily of costs associated with conducting the clinical trials of phenoxodiol, costs incurred under the Phenoxodiol License Agreement, costs incurred under the License Agreement for NV-196 and NV-143, the Services Agreement and the Manufacturing License and Supply Agreements with Novogen and its subsidiaries, including the costs of the clinical trial drug supplies.

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

Development Expenses

Research and development costs incurred since inception through September 30, 2007 aggregate to $18,847,000.

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

As a result of these uncertainties, we are unable to determine the duration of, or completion costs for research and development projects or when, and to what extent, we will receive cash inflows from the commercialization and sale of the drug candidates.

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

Clinical trial expenses of $610,000 have been accrued at September 30, 2007. These estimates are based on the number of patients in each trial and the number of drug administration cycles completed.

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

Manufacturing expenses of $810,000 have been accrued at September 30, 2007. These estimates are based on the milestones completed for each of the service contracts.

Stock Based Compensation

We account for stock based payments in accordance with SFAS No. 123R “Share-Based Payments”. The costs of these equity-settled transactions are determined using a binomial model to calculate the fair value at the date on which they are granted. With respect to the fair value of 600,000 warrants issued July 11, 2006, in connection with the SEDA commitment fee and the 62,091 warrants representing 248,364 warrant shares issued August 6, 2007 to Blue Trading, LLC as part of placement fee, the following assumptions were used:

	7/11/06	8/6/07
Dividend yield	0%	0%
Expected volatility	76%	71%
Historical volatility	76%	71%
Risk-free interest rate	5.45%	4.13%
Expected life of warrant	4 years	5 years
Warrant fair value	$1.998	$1.777

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

We recorded a consolidated loss of $3,366,000 and $7,880,000 for the three months ended September 30, 2007 and 2006, respectively.

Revenues: We received interest on cash assets and cash equivalents and short term investments of $218,000 for the three months ended September 30, 2007 versus $135,000 for the three months ended September 30, 2006. The increase was due to higher cash balances following the capital raising in August 2007 combined with an increase in interest rates earned by our cash deposits.

Research and Development: Research and development expenses increased $1,979,000 to $2,906,000 for the three months ended September 30, 2007 compared to $927,000 for the three months ended September 30, 2006. The increase was due primarily to the costs associated with the Phase III OVATURE clinical trial.

License Fees: No milestone license fees have been expensed in the three months ended September 30, 2007. Pursuant to the Further Amended and Restated License Agreement for phenoxodiol, the annual $8,000,000 milestone payment, due to Novogen on each December 31 during the exclusivity period, will not become payable until receipt of a New Drug Application (“NDA”) for phenoxodiol or other approval to market phenoxodiol in the U.S. or abroad has been obtained. The second lump sum license fee of $5,000,000 due under the terms of the Amended and Restated License Agreement was expensed in the three months ended September 30, 2006.

Under the terms of the License Agreement for NV-196 and NV-143 the next milestone payment of $1,000,000 will become due on the date an IND for the licensed product goes into effect or the equivalent approval of a government agency is obtained in another country. If this event does not occur before March 31, 2008, then this amount will be due on this date. As neither of these triggers have been met, no amount has been expensed in three months ended September 30, 2007 under the terms of this agreement.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $1,411,000 to $677,000 for the three months ended September 30, 2007 compared to $2,088,000 for the three months ended September 30, 2006. The decrease was primarily due no share based payment expense in the three months ended September 30, 2007 compared to share based payment expense of $1,642,000 in the three months ended September 30, 2006 which represented a fee for entering into the SEDA. This decrease in expense was partially offset by increased investor and public relation costs, increased travel costs and additional director fees.

Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of our wholly owned subsidiary Marshall Edwards Pty Ltd (MEPL). MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. At September 30, 2007, we had not established a foreign currency hedging program. Net foreign exchange losses during the three months ended September 30, 2007 were $104,000 compared with net foreign exchange gains of $19,000 during the three months ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2007, we had cash resources of $28,927,000 compared to $16,158,000 at June 30, 2007.  The increase was due to the capital raising in August 2007, as described below, which was partially offset by expenditures in the clinical trial program and other corporate expenses incurred in the period. Funds are invested in short term market accounts, pending use.

On August 1, 2007, we entered into a securities subscription agreement with certain accredited investors providing for the placement of 5,464,001 shares of our common stock at a purchase price of $3.00 per share. The investors in the transaction also received a warrant to purchase an additional 4 shares of common stock for every block of 10 shares of common stock purchased. All of the warrants have an exercise price of $3.60 per share. The warrants may be exercised beginning February 6, 2008 and will expire five years from the date of issuance, or August 6, 2012. We also issued 62,091 warrants to Blue Trading, LLC, which acted as the placement agent in the private placement, as part of the placement fee. The warrants issued to Blue Trading, LLC have an exercise price of $3.00 per share and each warrant is convertible for 4 shares of common stock. These warrants may be exercised immediately and will expire five years from the date of issuance, on August 6, 2012. We closed the private placement on August 6, 2007 and we received proceeds of $15.2 million net of $1.2 million commissions and other costs.

We have entered into a registration rights agreement with the investors party to the securities subscription agreement, and Blue Trading, LLC, and have agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) for the common stock and the common stock issuable upon exercise of the warrants sold pursuant to the securities subscription agreement for resale thereunder. We filed the registration statement on October 2, 2007. The resale registration statement was declared effective October 19, 2007.

In August 2007, we terminated the standby equity distribution agreement (the “SEDA”) which we had entered into with YA Global Investments, L.P. (formally Cornell Capital Partners, L.P.) on July 11, 2006.

Source and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the three months ended September 30, 2007 was $2,432,000 compared to $6,122,000 for the same period in 2006. The decrease in cash outflow of $3,690,000 was due primarily to no license fees in the three months ended September 30, 2007 compared to the same period last year which contained the second lump sum license fee paid to Novogen of $5,000,000, partially offset by increased cash outflows incurred in connection with the increased costs associated with the Phase III OVATURE trial.

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

License Agreement for Phenoxodiol

In September 2003, we entered into a license agreement pursuant to which Novogen’s subsidiary, Novogen Research Pty Limited, granted to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute phenoxodiol products (the “Phenoxodiol License Agreement”). The Phenoxodiol License Agreement covers uses of phenoxodiol in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the Phenoxodiol License Agreement by giving three months notice to Novogen. MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum license fee payment due under the terms of the Phenoxodiol License Agreement. Also, MEPL paid $2,000,000 to Novogen in January 2005 and $4,000,000 in January 2006 which were the annual milestone license fee payments due under the Phenoxodiol License Agreement. We paid a second lump sum license fee of $5,000,000 to Novogen in July 2006 following the raising of funds in a private placement. This license fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeds $50,000,000. Following the PIPE capital raising on July 11, 2006, the funds received from equity issuances exceeded $50,000,000 which triggered this license fee payment. Future amounts payable to Novogen under terms of the license agreement are as follows:

1. Until the expiration of the exclusivity period of the license, MEPL must pay Novogen 2.5% of all net sales and 25% of commercialization income. After the exclusivity period of the license, 1.5% of net sales must be paid to Novogen. The preconditions to such payments have not yet occurred.

The “Exclusivity Period” ends on the later of:

(a)	the date of expiration or lapsing of the last patent right in the patents and patent applications set out in the Phenoxodiol License Agreement with Novogen; or

(b)
the date of expiration or lapsing of the last licensed patent right which MEPL would, but for the license granted in the Phenoxodiol License Agreement, infringe in any country in the geographical territory covered by the Phenoxodiol License Agreement by doing in that country any of the things set out in the Phenoxodiol License Agreement.

2. In addition to the amounts above, beginning in 2006, an $8,000,000 annual milestone license fee is payable under the amended terms of the Phenoxodiol License Agreement for each calendar year ending December 31 during the exclusivity period of the license. The annual milestone license fees have been deferred under the License Amendment Deed for Phenoxodiol and the Further Amended and Restated License Agreement which are discussed below.

License Amendment Deed for Phenoxodiol

In June 2006, we entered into an amendment deed to the Phenoxodiol License Agreement (the “License Amendment Deed for Phenoxodiol”). Pursuant to the original term of the Phenoxodiol License Agreement for phenoxodiol we were required to pay an $8,000,000 license milestone fee to Novogen Research Pty Limited in December 2006. The amendment deed extends the date that the $8,000,000 license milestone fee is payable until the earliest receipt by MEPL of the first:

(i)	approval by the FDA of a NDA for phenoxodiol;
(ii)	approval or authorization of any kind to market phenoxodiol in the United States; or
(iii)	approval or authorization of any kind by a government agency in any other country to market phenoxodiol.

Upon receipt of any of the above (the “Approval Date”), we must pay to Novogen, $8,000,000, together with interest on that amount from (and including) December 31, 2006, calculated at the bank bill rate. This milestone replaces the $8,000,000 December 31, 2006 milestone fee.

Further Amended and Restated License Agreement

Following agreement in March 2007, MEPL and Novogen Research Pty Limited entered into another amendment deed to the Phenoxodiol License Agreement for the purpose of further amending and restating the Phenoxodiol License Agreement (the “Further Amended and Restated License Agreement”).

The combined result of the License Amendment Deed for Phenoxodiol and the Further Amended and Restated License Agreement will be that upon the Approval Date, MEPL will be required to pay Novogen Research $8,000,000, together with interest on such amount from (and including) December 31, 2006 to (but excluding) the Approval Date. Thereafter, MEPL will be required to make license milestone fee payments of $8,000,000 to Novogen Research

Pty Limited on December 31 of the year of the Approval Date and on December 31 of each year thereafter during the exclusivity period under the Phenoxodiol License Agreement.

No license fees have been accrued at September 30, 2007.

License Agreement for NV-196 and NV-143

In May 2006, we entered into a second license agreement with Novogen for two oncology compounds, NV-196 and NV-143 (the “License Agreement for NV-196 and NV-143”). NV-196 is being developed initially in oral form for pancreatic and bile duct cancer and is currently in Phase I human testing. NV-143 is targeted for the treatment of melanoma, also in oral dose form, and is in the pre-clinical testing stage. The License Agreement for NV-196 and NV-143 is an agreement under which Novogen’s subsidiary, Novogen Research Pty Limited, grants to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute NV-196 and NV-143 products. The License Agreement for NV-196 and NV-143 covers uses of NV-196 and NV-143 in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the agreement by giving three months’ notice to Novogen. We are required to make payments under the terms of the License Agreement for NV-196 and NV-143 with Novogen as follows:

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2007:

(In thousands)		Payment due by period
Contractual Obligations	Total	less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Purchase Obligations	$13,069	$8,711	$4,172	$186	$-

Total	$13,069	$8,711	$4,172	$186	$-

No amounts have been included for future payments to Novogen which may arise in connection with the Phenoxodiol License Agreement, the License Agreement for NV-196 and NV-143, the Services Agreement or the Manufacturing License and Supply Agreement as future payments under the terms of the agreements are subject to termination provisions.

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

Foreign Currency Risk

We conduct a portion of our business in various currencies, primarily in U.S. and Australian dollars. At September 30, 2007, we had not established a foreign currency hedging program. Net foreign exchange losses during the three months ended September 30, 2007 were $104,000 compared with net foreign exchange gains of $19,000 during the three months ended September 30, 2006. Foreign exchange gains and losses occur upon consolidation of MEPL, which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position.

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

PART II  OTHER INFORMATION

Item 1A:                                Risk Factors

The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2007, could materially and adversely effect our business, financial condition and results of operations. Additional information concerning those risks and uncertainties and other factors that you may wish to consider are contained elsewhere in our filings with the Securities and Exchange Commission.

The risk factor titled “If we fail to maintain registration of the common stock issued or issuable pursuant to the exercise of warrants we issued in connection with the securities subscription agreement we entered into with certain investors effective August 1, 2007, we may be obligated to pay the investors of those securities liquidated damages.” in our Annual Report on Form 10-K for the year ended June 30, 2007, is amended in its entirety to read as follows:

“If we fail to maintain registration of the common stock issued or issuable pursuant to the exercise of warrants we issued in connection with the securities subscription agreement we entered into with the selling stockholders (other than Blue Trading, LLC) effective August 1, 2007, we may be obligated to pay such selling stockholders liquidated damages.”

In connection with the securities subscription agreement we entered into with the selling stockholders (other than Blue Trading, LLC) as of August 1, 2007, we entered into a registration rights agreement pursuant to which we are obligated to file a resale registration statement with the SEC by the fifth calendar day following the filing of the our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, covering the shares of common stock issued in connection with the securities subscription agreement, in addition to the shares of common stock underlying the warrants issued in connection with the securities subscription agreement.  We filed the registration statement on October 2, 2007.

In the event that the registration statement covering the registrable securities ceases to be effective or usable at any time while shares of common stock covered by it remain unsold or may only be sold subject to certain volume limitations, or the selling stockholders (other than Blue Trading, LLC) are not permitted to utilize the prospectus in connection with the registration statement to resell shares of common stock covered by the registration statement, we will be obligated to pay the selling stockholders who purchased shares of common stock in the private placement liquidated damages equal to 1% of the aggregate purchase price paid by each such selling stockholder pursuant to the securities subscription agreement for any shares of common stock, shares of common stock issuable upon exercise of warrants or warrants then held by each such selling stockholder per month (pro rated for any period less than a month) until the registration statement is effective or such selling stockholders are permitted to utilize the prospectus in connection with the registration statement to resell shares of common stock covered by the registration statement.

Liquidated damages paid to the selling stockholders (other than Blue Trading, LLC) may not exceed more than 10% of the purchase price paid by such selling stockholders for shares of common stock purchased under the securities subscription agreement.  If we become obligated to pay liquidated damages, we would deplete our limited working capital and potentially need to raise additional funds.  Additionally, the payment of liquated damages would negatively impact our ability to complete future PIPEs.

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
Date: November 6, 2007

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

 /s/CHRISTOPHERNAUGHTON

 Christopher Naughton
Chief Executive Officer
Date: November 6, 2007

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

/s/ DAVID SEATON

David R. Seaton
Chief Financial Officer
Date: November 6, 2007

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

1.
The Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, to which this Certification is attached as Exhibit 32 (the “Periodic Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Registrant at the end of the period covered by the Periodic Report and results of operations of the registrant for the period covered by the Periodic Report.

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

Dated: November 6, 2007

/s/ CHRISTOPHER NAUGHTON

Christopher Naughton
Chief Executive Officer

/s/ DAVID SEATON

  David R. Seaton
 Chief Financial Officer