Form 10-Q
period 2008-01-22
MARSHALL EDWARDS INC
filed 2008-02-08
CIK 1262104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of January 31, 2008 the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 68,854,938.

MARSHALL EDWARDS, INC.

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1:	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of December 31, 2007 and June 30, 2007	3
	Consolidated Statements of Operations for the three months and six months ended December 31, 2007 and 2006 and for the period from December 1, 2000 (inception) through December 31, 2007	4
	Consolidated Statements of Cash Flows for the six months ended December 31, 2007 and 2006 and for the period from December 1, 2000 (inception) through December 31, 2007	5
	Consolidated Statement of Stockholders’ Equity	6
	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	20

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4:	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 4	Submissions of Matters to a Vote of Security Holders	31

Item 6:	Exhibits	32

SIGNATURES		33

PART I  FINANCIAL INFORMATION
Item 1: Financial Statements

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	June 30,
	2007	2007
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$26,571	$16,158
Deferred offering costs	-	25
Prepaid expenses and other current assets	62	107
Total current assets	26,633	16,290
Total assets	$26,633	$16,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$870	$1,197
Accrued expenses	1,869	984
Amount due to related company	626	332
Total current liabilities	3,365	2,513

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 100,000 shares,
none outstanding	-	-
Common stock, $ 0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 68,854,938 at
December 31, 2007 and 63,390,937 at June 30, 2007	-	-
Additional paid-in capital	68,266	53,098
Deficit accumulated during development stage	(44,998)	(39,321)
Total stockholders' equity	23,268	13,777
Total liabilities and stockholders' equity	$26,633	$16,290

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,		Period from December 1, 2000 (Inception) through December 31,
	2007	2006	2007	2006	2007

Revenues:
Interest and other income	$215	$183	$433	$318	$2,177
Total revenues	215	183	433	318	2,177

Operating expenses:
Research and development	(1,865)	(1,806)	(4,771)	(2,733)	(20,712)
License fees	-	-	-	(5,000)	(17,000)
Selling, general and administrative	(660)	(552)	(1,337)	(2,640)	(9,458)
Total operating expenses	(2,525)	(2,358)	(6,108)	(10,373)	(47,170)

Loss from operations	(2,310)	(2,175)	(5,675)	(10,055)	(44,993)
Income tax expense	(1)	-	(2)	-	(5)
Net loss arising during development stage	$(2,311)	$(2,175)	$(5,677)	$(10,055)	$(44,998)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.16)

Weighted average number of common shares outstanding	68,854,938	63,390,937	67,756,199	63,005,163

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,		Period from December 1, 2000 (Inception) through December 31,
	2007	2006	2007

Operating activities
Net loss arising during development stage	$(5,677)	$(10,055)	$(44,998)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Share based payments	-	1,642	1,642
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	45	173	(62)
Accounts payable	(327)	385	870
Accrued expenses	885	748	1,869
Amounts due to related company	294	321	626
Net cash used in operating activities	(4,780)	(6,786)	(40,053)

Financing activities
Net proceeds from issuance of common stock *	15,193	16,958	66,624
Net cash provided by financing activities	15,193	16,958	66,624
Net increase (decrease) in cash and cash
equivalents	10,413	10,172	26,571
Cash and cash equivalents at beginning of period	16,158	10,054	-
Cash and cash equivalents at end of period	$26,571	$20,226	$26,571
Income taxes paid	$(1)	$-	$(4)

* Deferred offering costs of $25,000 from the year ended June 30, 2007 have been offset against net proceeds from the issuance of common stock in the six months to December 31, 2007.

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock	Additional paid in capital	Deficit accumulated during development stage	Total
	(shares)

Balance at June 30, 2007	63,390,937	$53,098	$(39,321)	$13,777
Net loss arising during development stage	-	-	(5,677)	(5,677)
Comprehensive Loss				(5,677)
Common Stock issued August 6, 2007	5,464,001	14,727	-	14,727

Warrants issued as share-based payment (refer Note 6)	-	441	-	441

Balance at December 31, 2007	68,854,938	$68,266	$(44,998)	$23,268

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.      The Company and Summary of Significant Accounting Policies

Marshall Edwards, Inc. (“MEI”) including its subsidiary Marshall Edwards Pty Ltd (“MEPL”) (together the “Group or the “Company”) is a development stage company incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited (“Novogen”). The Company commenced operations in May 2002 and its business purpose is the development and commercialization of drugs for the treatment of cancer. The Company is presently engaged in the clinical and pre-clinical development of the anti-cancer drugs phenoxodiol, NV-196 and NV-143. Novogen’s subsidiary has granted to MEPL, worldwide non-transferable licenses under its patent right and patent applications and its relevant know-how to conduct clinical trials and commercialize and distribute all forms of phenoxodiol, NV-196 and NV-143 for uses in the field of prevention, treatment, and cure of cancer in humans, except topical applications. As at the date of this report, Novogen owns approximately 71.9% of the outstanding shares of the Company’s common stock.

The Company’s main focus since commencing operations has been to undertake human clinical testing of phenoxodiol. Operations have now expanded to include the additional licensed drug candidates NV-196 and NV-143. During fiscal year 2007, the Company commenced the OVATURE Phase III clinical trial for phenoxodiol (known as “OVATURE”) and continued to recruit patients into the existing clinical trial programs. The Company has reached agreement under the Special Protocol Assessment process with the United States Food and Drug Administration (the “FDA”) on the design of its OVATURE pivotal study protocol for phenoxodiol. The trial is designed to test the ability of phenoxodiol to restore sensitivity of late-stage ovarian cancers to carboplatin, a standard form of therapy for ovarian cancer.

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

Cash and Cash Equivalents

Cash on hand and in banks and short-term deposits are stated at their nominal value. The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. Highly liquid investments with stated maturities of greater than three months are classified as short-term investments. The Company’s cash, held in the United States, is deposited in financial institutions that are FDIC insured. These deposits are in excess of the FDIC insurance limits. The Company also holds cash with Australian financial institutions.

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

Effective July 1, 2007, the Company adopted Financial Accounting Standards Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 utilizes a two step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized upon ultimate settlement. The cumulative effect of adopting FIN 48 on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN 48 the Company did not recognise any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment in accumulated deficit. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long term liabilities. The Company’s total amount of net tax losses carried forward as of July 1, 2007 adoption date was $43 million.

The Company’s major tax jurisdictions are the United States and Australia and its tax years since inception remain subject to examination by the appropriate governmental agencies in those jurisdictions due to its tax loss position.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents and accounts payable, approximate fair value.

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

Basic and Diluted Loss Per Share

Basic and diluted earnings or loss per share is calculated in accordance with FASB Statement No. 128, “Earnings Per Share.” In computing basic earnings or loss per share, the dilutive effect of stock options and warrants are excluded, whereas for diluted earnings per share they are included unless the effect is anti-dilutive.

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

2.           Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(In Thousands, except share and per share data)
Numerator
Net loss arising during development stage	(2,311)	(2,175)	(5,677)	(10,055)
Effect of dilutive securities	-	-	-	-
Numerator for diluted earnings per share	$(2,311)	$(2,175)	$(5,677)	$(10,055)

Denominator
Denominator for basic earnings per share:
Weighted average number of shares used in computing net loss per share, basic and diluted	68,854,938	63,390,937	67,756,199	63,005,163
Effect of dilutive securities	-	-	-	-
Dilutive potential common shares	68,854,938	63,390,937	67,756,199	63,005,163

Basic and diluted earnings per share	$(0.03)	$(0.03)	$(0.08)	$(0.16)

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

	As at December 31,
	2007	2006
	(Number of warrant shares)
Warrants exercisable prior to July 11, 2010 at an exercise price of $4.35	2,815,258	2,815,258
Warrants exercisable prior to August 6, 2012 at an exercise price of $3.60	2,185,598	-
Warrants exercisable prior to August 6, 2012 at an exercise price of $3.00	248,364	-
Common shares issuable upon exercise of outstanding warrants	5,249,220	2,815,258

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

3.      Expenditure Commitments

At December 31, 2007, the Company had contractual obligations for the conduct of clinical trials, pre-clinical research and development and manufacturing process development of approximately $14,976,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. The amounts, assuming all treatment cycles are completed, are expected to be incurred as follows:

(In thousands)		Payment due by period
Contractual Obligations	Total	less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Purchase Obligations	$14,976	$9,790	$5,020	$166	$-

Total	$14,976	$9,790	$5,020	$166	$-

We have included an amount of $1,000,000 for a milestone license fee payment to Novogen under the terms of the License Agreement for NV-196 and NV-143 which becomes due on March 31, 2008 and is not subject to termination provisions. No other amounts have been included for future payments to Novogen which may arise in connection with the Phenoxodiol License Agreement, the License Agreement for NV-196 and NV-143, the Services Agreement or the Manufacturing License and Supply Agreement as future payments under the terms of the agreements are subject to termination provisions.

The Company is not currently a party to any material legal proceedings.

The Company’s certificate of incorporation provides that it will indemnify Novogen in connection with certain actions brought against Novogen by any of the Company’s stockholders or any other person.

The Company has guaranteed the payment and performance of the obligations of its subsidiary, Marshall Edwards Pty Limited, to Novogen and its subsidiaries, Novogen Laboratories Pty Limited and Novogen Research Pty Limited, under the Phenoxodiol License Agreement, the Manufacturing License and Supply Agreement and the Services Agreement. Novogen has guaranteed the performance of the obligations of Novogen Research Pty Limited under the Phenoxodiol License Agreement and the obligations of Novogen Laboratories Pty Limited under the Manufacturing License and Supply Agreement to Marshall Edwards Pty Limited. Each of the Company and Novogen’s obligations in the guarantee and indemnity agreement are absolute, unconditional and irrevocable.

4.	Segment Information

The Company’s focus is to continue the clinical and pre-clinical program currently underway for the development and commercialization of phenoxodiol, NV-143 and NV-196. The business contains two major segments based on geographic location.

	Three Months Ended December 31, 2007		Three Months Ended December 31, 2006
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(96)	$(2,215)	$(82)	$(2,093)
Segment assets	22,557	4,076	15,123	5,176

	Six Months Ended December 31, 2007		Six Months Ended December 31, 2006
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(175)	$(5,502)	$(1,854)	$(8,201)

5.           Related Party Transactions

License Agreement for Phenoxodiol

In September 2003, the Company entered into a license agreement pursuant to which Novogen’s subsidiary, Novogen Research Pty Limited, granted to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute phenoxodiol products (the “Phenoxodiol License Agreement”). The Phenoxodiol License Agreement covers uses of phenoxodiol in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the Phenoxodiol License Agreement by giving three months notice to Novogen. MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum license fee payment due under the terms of the Phenoxodiol License Agreement. Also, MEPL paid $2,000,000 to Novogen in January 2005 and $4,000,000 in January 2006 which were the annual milestone license fee payments due under the Phenoxodiol License Agreement. The Company paid a second lump sum license fee of $5,000,000 to Novogen in July 2006 following the raising of funds in a private placement. This license fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeded $50,000,000. Following the PIPE capital raising which closed on July 11, 2006, the funds received from equity issuances exceeded $50,000,000 which triggered this license fee payment. Future amounts payable to Novogen under terms of the Phenoxodiol License Agreement are as follows:

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

License Amendment Deed for Phenoxodiol

In June 2006, the Company entered into an amendment deed to the Phenoxodiol License Agreement (the “License Amendment Deed for Phenoxodiol”). Pursuant to the original term of the Phenoxodiol License Agreement, the Company was required to pay an $8,000,000 license milestone fee to Novogen Research Pty Limited in December 2006. The License Amendment Deed for Phenoxodiol extends the date that the $8,000,000 license milestone fee is payable until the earliest receipt by MEPL of the first:

(i)	approval by the FDA of a New Drug Application (“NDA”) for phenoxodiol;
(ii)	approval or authorization of any kind to market phenoxodiol in the United States; or
(iii)	approval or authorization of any kind by a government agency in any other country to market phenoxodiol.

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

No license fees have been accrued at December 31, 2007.

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
The milestone license fees are:
i)
$1,000,000 on the date an investigational new drug application (“IND”) for the licensed product goes into effect or the equivalent approval of a government agency is obtained in another country. If this event does not occur before March 31, 2008 then this amount will be due on this date;

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

Amended and Restated License Option Deed

On September 24, 2003, MEPL and Novogen Research Pty Limited entered into an Amended and Restated License Option Deed (the “License Option Deed”). The License Option deed grants MEPL an exclusive right to accept and an exclusive right to match any proposed dealing by Novogen of its intellectual property rights with a third party relating to synthetic compounds (other than phenoxodiol) that have known or potential applications in the field of prevention, treatment or cure of cancer in humans in all forms other than topical applications.

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

Transactions giving rise to expenditures amounting to $1,217,000 and $1,039,000 were made under the Services Agreement with Novogen during the six months ended December 31, 2007 and 2006, respectively. Of these amounts, $738,000 and $642,000 related to service fees paid to Novogen for research and development services provided in the six months ended December 31, 2007 and 2006, respectively, reflecting the time spent by Novogen research staff on the development of phenoxodiol, NV-196 and NV-143. Additionally, $479,000 and $397,000 of the total expenditures during the six months ended December, 2007 and 2006, respectively, related to costs incurred for administration and accounting services provided by Novogen.

At December 31, 2007 and 2006, $453,000 and $395,000, respectively, were due and owing to Novogen under the services agreement and are included in amounts due to related company in the balance sheet.

Manufacturing License and Supply Agreement

On September 24, 2003, MEPL and Novogen Laboratories Pty Limited, a subsidiary of Novogen, entered into an amended and restated manufacturing license and supply agreement (the “Manufacturing License and Supply Agreement”). Under the terms of the Manufacturing License and Supply Agreement, MEPL has granted to Novogen Laboratories Pty Limited an exclusive, non-transferable sub license to manufacture and supply phenoxodiol in its primary manufactured form. Novogen Laboratories Pty Limited has agreed to supply phenoxodiol to MEPL for the clinical trial development program and phenoxodiol’s ultimate commercial use. Phenoxodiol supplied by Novogen under the terms of this agreement will be charged at cost plus a 50% markup.

Transactions giving rise to expenditures amounting to $25,000 and $89,000 were made under the Manufacturing License and Supply Agreement with Novogen during the six months ended December 31, 2007 and 2006, respectively.

At December 31, 2007, there was no amount owning to Novogen under the Manufacturing License and Supply Agreement. At December 31, 2006, $23,000 was due and owing to Novogen under the Manufacturing License and Supply Agreement and is included in amounts due to parent company.

Novogen has taken the strategic decision not to manufacture large scale Active Pharmaceutical Ingredients (“API”) for cancer drugs, including phenoxodiol, as these can be more economically supplied by third parties with particular expertise in this area. The Company has entered into contracts with third parties to ensure that sufficient quantities of phenoxodiol can be manufactured in compliance with cGMP (Current Good Manufacturing Practices), to supply the necessary quantities of API for the OVATURE trial and to complete the analytical and stability work necessary for an NDA submission.

6. Equity

MEI is a development stage company incorporated in December 2000. MEI commenced operations in May 2002 coinciding with its listing on the London Stock Exchange’s Alternative Investment Market (the “AIM”).

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

In connection with the December 2003 offering, the Company’s common stock and warrants commenced trading separately on the Nasdaq Global Market. The Company received proceeds of $15.5 million, net of $2.4 million transaction costs in the December 2003 offering. Following the offering, Novogen retained 86.9% of the Company’s common stock.

In January 2006, the Company voluntarily cancelled the trading of its common stock on the AIM.

On July 11, 2006, the Company entered into a securities subscription agreement with certain accredited investors providing for the placement of 6,329,311 shares of the Company’s common stock and warrants exercisable for 2,215,258 shares of the Company’s common stock at a purchase price of $2.90 per unit. Each unit consisted of one share of common stock and 0.35 of a warrant to purchase one share of common stock. The warrants have an exercise price of $4.35 per share, subject to certain adjustments. The exercise price and number of shares issuable upon exercise of such warrants are subject to adjustment in the event of stock dividends, stock splits and other similar events. The warrants may be exercised no less than six months from the closing date and will expire four years from the date of issuance, or July 11, 2010. The Company closed the private placement, or PIPE, on July 11, 2006. In connection with the PIPE, the Company received proceeds of $16.8 million net of $1.5 million commissions and other costs.

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

On July 11, 2006, the Company entered into a standby equity distribution agreement (the “SEDA”), with YA Global Investments, L.P. (“YA Global”, formerly Cornell Capital Partners, L.P.). The SEDA was subsequently terminated in August 2007. Under the SEDA, the Company may have issued and sold to YA Global shares of its common stock for a total purchase price of up to $15 million, once a resale registration statement was in effect. Commencing as of the effective date of the registration statement and continuing for up to 24 months thereafter, the Company had sole discretion whether and when to sell shares of its common stock to YA Global. YA Global would have been irrevocably bound to purchase shares of common stock from the Company after the Company sent a notice that it intended to sell shares of its common stock to YA Global. Each advance under the SEDA was limited to a maximum of $1.5 million.

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

On August 1, 2007, the Company entered into a securities subscription agreement with certain accredited investors providing for the placement of 5,464,001 shares of its common stock at a purchase price of $3.00 per share. The investors in the transaction also received a warrant to purchase an additional 4 shares of common stock for every block of 10 shares of common stock purchased. All of the warrants have an exercise price of $3.60 per share. The warrants may be exercised beginning February 6, 2008 and will expire five years from the date of issuance, or August 6, 2012. The Company also issued 62,091 warrants to Blue Trading, LLC, which acted as the placement agent in the private placement, as part of the placement fee. The warrants issued to Blue Trading, LLC have an exercise price of $3.00 per share and each warrant is convertible for 4 shares of common stock. These warrants may be exercised immediately and will expire five years from the date of issuance, on August 6, 2012. The Company closed the private placement, or PIPE, on August 6, 2007. In connection with the PIPE, we received proceeds of $15.2 million net of $1.2 million in commissions and other costs.

The Company entered into a registration rights agreement with the investors party to the securities subscription agreement and Blue Trading, LLC, and agreed to file a resale registration statement with the SEC for the common stock and the common stock issuable upon exercise of the warrants sold pursuant to the securities subscription agreement for resale thereunder. The Company filed the registration statement on October 2, 2007. The resale registration statement was declared effective October 19, 2007.

Under the terms of the July 11, 2006 and the August 1, 2007 PIPEs, the Company is required to maintain effective registration statements covering the resale shares of common stock issued in the PIPEs and the shares of common stock issuable upon exercise of the warrants issued in the PIPEs. In relation to the July 11, 2006 PIPE, at the date of issuance, the Company assessed the terms of the registration rights agreement, and as the penalty for not maintaining the registration of common stock is less than the difference between the value of registered shares and unregistered shares, the equity has been classified as permanent equity. The August 1, 2007 PIPE has been assessed as permanent equity under FASB Staff Position No. EITF 00-19-2, described below.

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

Following the PIPE closed in August 2007, Novogen retained approximately 71.9% of the Company’s common stock.

7. Contingent Liability

On July 11, 2006, the Company entered into a registration rights agreement, in connection with the PIPE capital raising closed in July of that year, which provides for liquidated damages if the Company does not maintain an effective resale registration statement.

On August 1, 2007, in connection with the PIPE capital raising closed in August of that year, the Company entered into a registration rights agreement pursuant to which it is obligated to maintain an effective resale registration statement. The resale registration statement will cover the shares of common stock issued in connection with the securities subscription agreement as well as the shares of common stock underlying the warrants issued in connection with the securities subscription agreement. The resale registration statement also covers the shares underlying the warrants issued to Blue Trading, LLC, which acted as placement agent in the PIPE, as part of its placement fee.

In the event that the resale registration statements covering the registrable securities issued in the July 2006 PIPE and August 2007 PIPE cease to be effective or usable at any time while shares of common stock covered by them remain unsold or may only be sold subject to certain volume limitations, or investors are not permitted to utilize the prospectus in connection with the resale registration statements to resell shares of common stock covered by the resale registration statements, the Company will be obligated to pay investors who purchased shares of common stock in the PIPEs liquidated damages equal to 1% of the aggregate purchase price paid by each investor pursuant to the applicable securities subscription agreement for any shares of common stock, shares of common stock issuable upon exercise of warrants or warrants then held by each investor per month (pro rated for any period less than a month) until the resale registration statements are effective or the investors are permitted to utilize the prospectus in connection with the resale registration statements to resell shares of common stock covered by the resale registration statements. Effective resale registration statements have been maintained at the date of this report.

Liquidated damages paid to each investor in the PIPEs may not exceed more than 10% of the purchase price paid by such investor for shares of common stock purchased under the securities subscription agreements.

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
• costs and delays in the development and/or receipt of the approval of the U.S. Food and Drug Administration (the “FDA”) or other required governmental approvals, or the failure to obtain such approvals, for our product candidates;

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
• one-time events

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

Overview

Our main focus since commencing operations is to undertake human clinical testing of phenoxodiol. Operations have now expanded to include the additional licensed drug candidates NV-196 and NV-143. During fiscal year 2007, we commenced the Phase III clinical trial (known as “OVATURE”) for phenoxodiol and continued to recruit patients into the existing clinical trial programs. We have reached agreement under the Special Protocol Assessment process with the FDA on the design of our OVATURE pivotal study protocol for phenoxodiol. The trial is designed to test the ability of phenoxodiol to restore sensitivity of late-stage ovarian cancers to carboplatin, a standard form of therapy for ovarian cancer.

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

We believe that the proceeds of the private placement closed in August 2007 provide us with sufficient cash resources to fund our planned operations over the next twelve months which include progressing the Phase III OVATURE trial, the planned preclinical development of NV-196 and NV-143 and the planned human Phase I clinical program for NV-196.

We will however need additional funds in order complete the OVATURE trial and to progress the clinical development program for NV-196 and NV-143 beyond the current objectives.

As of December 31, 2007, we had accumulated losses of $44,998,000.

We have not generated any revenues from operations since inception other than interest on cash assets.

Expenses to date have consisted primarily of costs associated with conducting the clinical trials of phenoxodiol, costs incurred under the Phenoxodiol License Agreement, costs incurred under the License Agreement for NV-196 and NV-143, the Services Agreement and the Manufacturing License and Supply Agreements with Novogen and its subsidiaries, including the costs of the clinical trial drug supplies.

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

Development Expenses

Research and development costs incurred since inception through December 31, 2007 aggregate to $20,712,000.

Research and development costs include clinical trial expenses and are expensed as they are incurred. These costs are expected to increase in the future as the phenoxodiol clinical program progresses and as we expand our research and development of NV-196 and NV-143. The planned phenoxodiol Phase III OVATURE trial requires large patient numbers resulting in significantly increased costs.

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

As a result of these uncertainties, we are unable to determine the duration of, or completion costs for, research and development projects or when, and to what extent, we will receive cash inflows from the commercialization and sale of the drug candidates.

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

Clinical trial expenses of $811,000 have been accrued at December 31, 2007. These estimates are based on the number of patients in each trial and the number of drug administration cycles completed.

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

Manufacturing expenses of $931,000 have been accrued at December 31, 2007. These estimates are based on the milestones completed for each of the service contracts.

Stock Based Compensation

We account for stock based payments in accordance with SFAS No. 123R “Share-Based Payments”. The costs of these equity-settled transactions are determined using a binomial model to calculate the fair value at the date on which they are granted. With respect to the fair value of 600,000 warrants issued July 11, 2006, in connection with the SEDA commitment fee under the Standby Equity Distribution Agreement entered into by the Company and YA Global Investments, L.P. (formally Cornell Capital Partners, L.P.) as of July 11, 2006 (the “SEDA”) and the 62,091 warrants representing 248,364 warrant shares issued August 6, 2007 to Blue Trading, LLC as part of a placement fee, the following assumptions were used:

	July 11, 2006	August 6, 2007
Dividend yield	0%	0%
Expected volatility	76%	71%
Historical volatility	76%	71%
Risk-free interest rate	5.45%	4.13%
Expected life of warrant	4 years	5 years
Warrant fair value	$1.998	$1.777

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

Results of Operations

Three Months Ended December 31, 2007 and 2006

We recorded a consolidated loss of $2,311,000 and $2,175,000 for the three months ended December 31, 2007 and 2006, respectively.

Revenues: We received interest on cash assets and cash equivalents and short term investments of $215,000 for the three months ended December 31, 2007 versus $183,000 for the three months ended December 31, 2006. The increase was due to higher cash balances following the capital raising in August 2007 combined with an increase in interest rates earned by our cash deposits.

Research and Development: Research and development expenses increased $59,000 to $1,865,000 for the three months ended December 31, 2007 compared to $1,806,000 for the three months ended December 31, 2006.

License Fees: No milestone license fees have been expensed in the three months ended December 31, 2007. Pursuant to the Further Amended and Restated License Agreement for Phenoxodiol, the annual $8,000,000 milestone payment, due to Novogen on each December 31 during the exclusivity period, will not become payable until receipt of a New Drug Application (“NDA”) for phenoxodiol or other approval to market phenoxodiol in the U.S. or abroad has been obtained.

Under the terms of the License Agreement for NV-196 and NV-143, the next milestone payment of $1,000,000 will become due on the date an Investigational New Drug Application for the licensed product goes into effect or the equivalent approval of a government agency is obtained in another country. If this event does not occur before March 31, 2008, then this amount will be due on this date. As neither of these triggers have been met, no amount has been expensed in three months ended December 31, 2007 under the terms of this agreement.

Selling, General and Administrative: Selling, general and administrative expenses increased by $108,000 to $660,000 for the three months ended December 31, 2007 compared to $552,000 for the three months ended December 31, 2006. The increase was due to increased investor and public relation costs, increased travel costs and additional director fees.

Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of our wholly owned subsidiary Marshall Edwards Pty Ltd (“MEPL”). MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. At December 31, 2007, we had not established a foreign currency hedging program. Net foreign exchange gains during the three months ended December 31, 2007 were $5,000 compared with net foreign exchange losses of $44,000 during the three months ended December 31, 2006.

Six Months Ended December 31, 2007 and 2006

We recorded a consolidated loss of $5,677,000 and $10,055,000 for the six months ended December 31, 2007 and 2006, respectively.

Revenues: We received interest on cash assets and cash equivalents and short term investments of $433,000 for the six months ended December 31, 2007 versus $318,000 for the six months ended December 31, 2006. The increase was due to higher cash balances following the capital raising in August 2007 combined with an increase in interest rates earned by our cash deposits.

Research and Development: Research and development expenses increased $2,038,000 to $4,771,000 for the six months ended December 31, 2007 compared to $2,733,000 for the six months ended December 31, 2006. The increase was due primarily to the costs associated with the Phase III OVATURE clinical trial.

License Fees: No milestone license fees have been expensed in the three months ended December 31, 2007. The second lump sum license fee of $5,000,000 due under the terms of the Amended and Restated License Agreement was expensed in the six months ended December 31, 2006.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $1,303,000 to $1,337,000 for the six months ended December 31, 2007 compared to $2,640,000 for the six months ended December 31, 2006. The decrease was primarily due to no share based payment expense in the six months ended December 31, 2007 compared to share based payment expense of $1,642,000 in the six months ended December 31, 2006 which represented a fee for entering into the SEDA. This decrease in expense was partially offset by increased investor and public relation costs, increased travel costs and additional director fees which increased by $221,000 in aggregate.

Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of MEPL. MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. Net foreign exchange losses during the six months ended December 31, 2007 were $99,000 compared with net foreign exchange losses of $25,000 during the six months ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2007, we had cash resources of $26,571,000 compared to $16,158,000 at June 30, 2007. The increase was due to the capital raising in August 2007, as described below, which was partially offset by expenditures in the clinical trial program and other corporate expenses incurred in the period. Funds are invested in short term market accounts, pending use.

On August 1, 2007, we entered into a securities subscription agreement with certain accredited investors providing for the placement of 5,464,001 shares of our common stock at a purchase price of $3.00 per share. The investors in the transaction also received a warrant to purchase an additional 4 shares of common stock for every block of 10 shares of common stock purchased. All of the warrants have an exercise price of $3.60 per share. The warrants may be exercised beginning February 6, 2008 and will expire five years from the date of issuance, or August 6, 2012. We also issued 62,091 warrants to Blue Trading, LLC, which acted as the placement agent in the private placement or PIPE, as part of the placement fee. The warrants issued to Blue Trading, LLC have an exercise price of $3.00 per share and each warrant is convertible for 4 shares of common stock. These warrants may be exercised immediately and will expire five years from the date of issuance, on August 6, 2012. We closed the private placement on August 6, 2007 and we received proceeds of $15.2 million net of $1.2 million commissions and other costs.

We have entered into a registration rights agreement with the investors party to the securities subscription agreement, and Blue Trading, LLC, and have agreed to file a registration statement with the Securities and Exchange Commission for the common stock and the common stock issuable upon exercise of the warrants sold pursuant to the securities subscription agreement for resale thereunder. We filed the registration statement on October 2, 2007. The resale registration statement was declared effective October 19, 2007.

In August 2007, we terminated the SEDA.

Source and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the six months ended December 31, 2007 was $4,780,000 compared to $6,786,000 for the same period in 2006. The decrease in cash outflow of $2,006,000 was due primarily to no license fees in the six months ended December 31, 2007 compared to the same period last year which contained the second lump sum license fee paid to Novogen of $5,000,000, partially offset by increased cash outflows incurred in connection with the increased costs associated with the Phase III OVATURE trial.

Cash Requirements

We are currently conducting the OVATURE Phase III clinical study to support marketing approval of phenoxodiol for ovarian cancer and the clinical and pre clinical development of NV-196 and NV-143.

Ongoing operations through the conduct of the clinical trial program will continue to consume cash resources without generating revenues.

We believe that the proceeds of the private placement or PIPE closed in August 2007 provide us with sufficient cash resources to fund our planned operations over the next twelve months which include progressing the OVATURE trial, the planned preclinical development of NV-196 and NV-143 and the planned human Phase I clinical program for NV-196.

We will however need additional funds in order complete the OVATURE trial and to progress the clinical development program for NV-196 and NV-143 beyond the current objectives.

Payments to Novogen

Future payments to Novogen under the terms of the, Phenoxodiol License Agreement, the License Amendment Deed for Phenoxodiol the Further Amended and Restated License Agreement and the License Agreement for NV-196 and NV-143 are detailed in Note 5 of the financial statements “related party transactions” on page 12 of this report

We will also be required to make payments to Novogen under the Services Agreement and Manufacturing License and Supply Agreement.

We do not intend to incur any significant capital expenditures in the foreseeable future.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Contractual Obligations

For details of our contractual obligations at December 31, 2007 see Note 3 to the financial statements “Expenditure Commitments on page 11 of this report.

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

Foreign Currency Risk

We conduct our business in various currencies, primarily in U.S. and Australian dollars. At December 31, 2007, we had not established a foreign currency hedging program. Net foreign exchange losses during the six months ended December 31, 2007 were $99,000 compared with net foreign exchange losses of $25,000 during the six months ended December 31, 2006. Foreign exchange gains and losses occur upon consolidation of MEPL, which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position.

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

PART II  OTHER INFORMATION

Item 4T:          Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Stockholders on December 19, 2007.

(b) Mr. Philip A. Johnston and Professor Paul John Nestel were elected to serve on the Company’s Board of Directors as directors until the 2010 Annual Meeting of Stockholders and until their respective successors have been elected and qualified. Mr. William D. Rueckert was elected to serve on the Company’s Board of Directors as a director until the 2008 Annual Meeting of Stockholders and until his successor has been elected and qualified.

The following directors continued their term of office after the meeting:
Professor Bryan Williams
Mr. Stephen Breckenridge
Mr. Christopher Naughton

(c) At the Annual Meeting of Stockholders held on December 19, 2007, holders of the Company’s common stock, voted for the election of two members of the Company’s Board of Directors to serve for terms expiring at the 2010 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified, and voted for the election of one member of the Company’s Board of Directors to serve for term expiring at the 2008 Annual Meeting of Stockholders and until his successor has been duly elected and qualified. Holders of the Company’s common stock also voted for the ratification of BDO Kendalls (NSW) as the Company’s independent registered public accounting firm for the year ending June 30, 2008.

At the meeting the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

Matter	For	Against	Abstain	Withhold authority	Broker non-votes

1. Election of Directors
Philip Johnston	55,330,908	-	-	1,630,137	-
Professor Paul Nestel	55,332,908	-	-	1,628,137	-
William D Rueckert	56,946,151	-	-	14,894	-

2. Ratification of the appointment of BDO Kendalls (NSW) as independent auditors for the fiscal year ending June 30, 2008.	56,953,456	7,589	-	-	-

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

Date: February 5, 2008

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

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

Date: February 5, 2008

/s/ CHRISTOPHER NAUGHTON

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

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this report is being prepared;

(b)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

5.
The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

Date: February 5, 2008

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

1.
The Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, to which this Certification is attached as Exhibit 32 “Form 10-Q”, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the “Form 10-Q” fairly presents, in all material respects, the financial condition of the Registrant at the end of the period covered by the “Form 10-Q and results of operations of the registrant for the period covered by the “Form 10-Q.

These certifications accompanying the Form 10-Q to which they relate, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

Dated: February 5, 2008

/s/ CHRISTOPHER NAUGHTON

Christopher Naughton
Chief Executive Officer

/s/ DAVID SEATON

David R. Seaton
Chief Financial Officer