Form 10-Q
period 2008-05-06
MARSHALL EDWARDS INC
filed 2008-05-07
CIK 1262104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☒
Accelerated filer ☐	Smaller reporting entity ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No  ☒

As of April 30, 2008 the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 68,854,938.

MARSHALL EDWARDS, INC.

INDEX
PART I	FINANCIAL INFORMATION	Page

Item 1:	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of March 31, 2008 and June 30, 2007	3
	Consolidated Statements of Operations for the three months and nine months ended March 31, 2008 and 2007 and for the period from December 1, 2000 (inception) through March 31, 2008	4
	Consolidated Statements of Cash Flows for the nine months ended March 31, 2008 and 2007 and for the period from December 1, 2000 (inception) through March 31, 2008	5
	Consolidated Statement of Stockholders’ Equity	6
	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	21

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4:	Controls and Procedures	32

PART II	OTHER INFORMATION

Item 1A:	Risk Factors	33

Item 6:	Exhibits	34

SIGNATURES		35

PART I  FINANCIAL INFORMATION
Item 1: Financial Statements

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31	June 30,
	2008	2007
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$22,902	$16,158
Deferred offering costs	52	25
Prepaid expenses and other current assets	244	107
Total current assets	23,198	16,290
Total assets	$23,198	$16,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,066	$1,197
Accrued expenses	1,552	984
Amount due to related company	644	332
Total current liabilities	3,262	2,513

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 100,000 shares,
none outstanding	-	-
Common stock, $ 0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 68,854,938 at
March 31, 2008 and 63,390,937 at June 30, 2007	-	-
Additional paid-in capital	68,266	53,098
Deficit accumulated during development stage	(48,330)	(39,321)
Total stockholders' equity	19,936	13,777
Total liabilities and stockholders' equity	$23,198	$16,290

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,		Period from December 1, 2000 (Inception) through March 31,
	2008	2007	2008	2007	2008

Revenues:
Interest and other income	$149	$171	$582	$489	$2,326
Total revenues	149	171	582	489	2,326

Operating expenses:
Research and development	(1,860)	(1,446)	(6,631)	(4,179)	(22,572)
License fees	(1,000)	-	(1,000)	(5,000)	(18,000)
Selling, general and administrative	(620)	(447)	(1,957)	(3,087)	(10,078)
Total operating expenses	(3,480)	(1,893)	(9,588)	(12,266)	(50,650)

Loss from operations	(3,331)	(1,722)	(9,006)	(11,777)	(48,324)
Income tax expense	(1)	(1)	(3)	(1)	(6)
Net loss arising during development stage	$(3,332)	$(1,723)	$(9,009)	$(11,778)	$(48,330)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.03)	$(0.13)	$(0.19)

Weighted average number of common shares outstanding	68,854,938	63,390,937	68,119,782	63,131,878

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,		Period from December 1, 2000 (Inception) through March 31,
	2008	2007	2008

Operating activities
Net loss arising during development stage	$(9,009)	$(11,778)	$(48,330)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Share based payments	-	1,642	1,642
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(137)	165	(244)
Accounts payable	(131)	440	1,066
Accrued expenses	568	815	1,552
Amounts due to related company	312	18	644
Net cash used in operating activities	(8,397)	(8,698)	(43,670)

Financing activities
Net proceeds from issuance of common stock *	15,193	16,915	66,624
Deferred offering costs	(52)	-	(52)
Net cash provided by financing activities	15,141	16,915	66,572
Net increase (decrease) in cash and cash
equivalents	6,744	8,217	22,902
Cash and cash equivalents at beginning of period	16,158	10,054	-
Cash and cash equivalents at end of period	$22,902	$18,271	$22,902

* Deferred offering costs of $25,000 from the year ended June 30, 2007 have been offset against net proceeds from the issuance of common stock in the nine months to March 31, 2008.

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock	Additional paid in capital	Deficit accumulated during development stage	Total
	(shares)

Balance at June 30, 2007	63,390,937	$53,098	$(39,321)	$13,777
Net loss arising during development stage	-	-	(9,009)	(9,009)
Comprehensive Loss				(9,009)
Common Stock issued August 6, 2007	5,464,001	14,727	-	14,727

Warrants issued as share-based payment (refer Note 6)	-	441	-	441

Balance at March 31, 2008	68,854,938	$68,266	$(48,330)	$19,936

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.      The Company and Summary of Significant Accounting Policies

Marshall Edwards, Inc. (“MEI”) including its subsidiary Marshall Edwards Pty Ltd (“MEPL”) (together the “Group or the “Company”) is a development stage company incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited (“Novogen”). The Company commenced operations in May 2002 and its business purpose is the development and commercialization of drugs for the treatment of cancer. The Company is presently engaged in the clinical and pre-clinical development of the anti-cancer drugs phenoxodiol, triphendiol (formally NV-196) and NV-143. Novogen’s subsidiary has granted to MEPL, worldwide non-transferable licenses under its patent right and patent applications and its relevant know-how to conduct clinical trials and commercialize and distribute all forms of phenoxodiol, triphendiol and NV-143 for uses in the field of prevention, treatment, and cure of cancer in humans, except topical applications. As at the date of this report, Novogen owns approximately 71.9% of the outstanding shares of the Company’s common stock.

The Company’s main focus since commencing operations has been to undertake human clinical testing of phenoxodiol. Operations have now expanded to include the additional licensed drug candidates triphendiol and NV-143. During fiscal year 2007, the Company commenced the OVATURE Phase III clinical trial for phenoxodiol (known as “OVATURE”). The Company has reached agreement under the Special Protocol Assessment process with the United States Food and Drug Administration (the “FDA”) on the design of its OVATURE pivotal study protocol for phenoxodiol. The trial is designed to test the ability of phenoxodiol to restore sensitivity of late-stage ovarian cancers to carboplatin, a standard form of therapy for ovarian cancer. During fiscal year 2008, the Company has continued to recruit patients into the OVATURE trial, continued its preclinical trials for triphendiol and completed a Phase Ia study for triphendiol.

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

Income Taxes

Income taxes have been provided for using the liability method in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates in effect for the year in which the differences are expected to be recognized. Valuation allowances are established against the recorded deferred income tax assets to the extent that management believes that it is more likely than not that a portion of the deferred income tax assets are not realizable. There is a full valuation allowance against net operating losses.

Effective July 1, 2007, the Company adopted Financial Accounting Standards Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 utilizes a two step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized upon ultimate settlement. The cumulative effect of adopting FIN 48 on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN 48, the Company did not recognise any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment in accumulated deficit. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long term liabilities. The Company’s total amount of net tax losses carried forward as of July 1, 2007 adoption date was $45 million.

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

Research and Development Expenses

Research and development expenses relate primarily to the cost of conducting human clinical and pre-clinical trials of phenoxodiol, triphendiol and NV-143. Research and development costs are charged to earnings in the period incurred.

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

2.           Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(In Thousands, except share and per share data)
Numerator
Net loss arising during development stage	(3,332)	(1,723)	(9,009)	(11,778)
Effect of dilutive securities	-	-	-	-
Numerator for diluted earnings per share	$(3,332)	$(1,723)	$(9,009)	$(11,778)

Denominator
Denominator for basic earnings per share:
Weighted average number of shares used in computing net loss per share, basic and diluted	68,854,938	63,390,937	68,119,782	63,131,878
Effect of dilutive securities	-	-	-	-
Dilutive potential common shares	68,854,938	63,390,937	68,119,782	63,131,878

Basic and diluted earnings per share	$(0.05)	$(0.03)	$(0.13)	$(0.19)

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

	As at March 31,
	2008	2007
	(Number of warrant shares)
Warrants exercisable prior to July 11, 2010 at an exercise price of $4.35	2,815,258	2,815,258
Warrants exercisable prior to August 6, 2012 at an exercise price of $3.60	2,185,598	-
Warrants exercisable prior to August 6, 2012 at an exercise price of $3.00	248,364	-
Common shares issuable upon exercise of outstanding warrants	5,249,220	2,815,258

During July 2006, the Company issued 6,452,937 shares of common stock and 2,815,258 warrants in connection with a PIPE capital raising and to secure a standby equity distribution agreement entered into between the Company and YA Global, L.P. (formerly Cornell Capital Partners, L.P.) as of July 11, 2006. For further details see Note 6 “Equity”.

During August 2007, the Company issued 5,464,001 shares of common stock and warrants exercisable for 2,433,962 shares of common stock in connection with a PIPE capital raising. For further details see Note 6 “Equity”.

3.      Expenditure Commitments

At March 31, 2008, the Company had contractual obligations for the conduct of clinical trials, pre-clinical research and development and manufacturing process development of approximately $16,980,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. The amounts, assuming all treatment cycles are completed, are expected to be incurred as follows:

(In thousands)		Payment due by period
Contractual Obligations	Total	less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Purchase Obligations	$16,980	$8,830	$6,076	$2,074	$-

Total	$16,980	$8,830	$6,076	$2,074	$-

No amounts have been included for future payments to Novogen which may arise in connection with the Phenoxodiol License Agreement, the License Agreement for Triphendiol and NV-143, the Services Agreement or the Manufacturing License and Supply Agreement as future payments under the terms of the agreements are subject to termination provisions. The terms of the agreements, including future payments, are detailed in Note 5 “Related Party Transactions.”

The Company is not currently a party to any material legal proceedings.

The Company’s certificate of incorporation provides that it will indemnify Novogen in connection with certain actions brought against Novogen by any of the Company’s stockholders or any other person.

Pursuant to the terms of a Guarantee and Indemnity Agreement, the Company has guaranteed the payment and performance of the obligations of MEPL to Novogen and its subsidiaries,

Novogen Laboratories Pty Limited and Novogen Research Pty Limited, under the Phenoxodiol License Agreement, the Manufacturing License and Supply Agreement and the Services Agreement. Novogen has guaranteed the performance of the obligations of Novogen Research Pty Limited under the Phenoxodiol License Agreement and the obligations of Novogen Laboratories Pty Limited under the Manufacturing License and Supply Agreement to MEPL. Each of the Company and Novogen’s obligations in the Guarantee and Indemnity Agreement are absolute, unconditional and irrevocable.

4.	Segment Information

The Company’s focus is to continue the clinical and pre-clinical program currently underway for the development and commercialization of phenoxodiol, NV-143 and triphendiol. The business contains two major operating segments based on geographic location.

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(55)	$(3,277)	$(21)	$(1,702)
Segment assets	22,428	770	14,971	3,381

	Nine Months Ended March 31, 2008		Nine Months Ended March 31, 2007
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(230)	$(8,779)	$(1,875)	$(9,903)

5.           Related Party Transactions

License Agreement for Phenoxodiol

In September 2003, the Company entered into a license agreement pursuant to which Novogen’s subsidiary, Novogen Research Pty Limited, granted to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute phenoxodiol products (the “Phenoxodiol License Agreement”). The Phenoxodiol License Agreement covers uses of phenoxodiol in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the Phenoxodiol License Agreement by giving three months notice to Novogen. MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum license fee payment due under the terms of the Phenoxodiol License Agreement. Also, MEPL paid $2,000,000 to Novogen in January 2005 and $4,000,000 in January 2006 which were the annual milestone license fee payments due under the Phenoxodiol License Agreement. The Company paid a second lump sum license fee of $5,000,000 to Novogen in July 2006 following the raising of funds in a private placement or PIPE. This license fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeded $50,000,000. Following the PIPE capital raising which closed on July 11, 2006, the funds received from equity issuances exceeded $50,000,000 which triggered this license fee payment. Future amounts payable to Novogen under terms of the Phenoxodiol License Agreement are as follows:

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

No license fees have been accrued in respect of phenoxodiol at March 31, 2008.

License Agreement for Triphendiol and NV-143

In May 2006, the Company entered into a second license agreement with Novogen for two oncology compounds, triphendiol and NV-143 (the “License Agreement for Triphendiol and NV-143”). Triphendiol is being developed initially in oral form for the treatment of pancreatic and bile duct cancer and is currently in Phase I human testing. NV-143 is targeted for the treatment of melanoma, also in oral dose form, and is in the pre-clinical testing stage. The License Agreement for Triphendiol and NV-143 is an agreement under which Novogen’s subsidiary, Novogen Research Pty Limited, grants to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute triphendiol and NV-143 products. The License Agreement for Triphendiol and NV-143 covers uses of triphendiol and NV-143 in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the agreement by giving three months notice to Novogen. The Company is required to make payments under the terms of the License Agreement for Triphendiol and NV-143 with Novogen as follows:

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

a)           the first license product containing triphendiol to reach a milestone as set forth below; and
b)           the first licensed product containing NV-143 to reach a milestone as set forth below.
The milestone license fees are:
i)
$1,000,000 on the date an investigational new drug application (“IND”) for the licensed product goes into effect or the equivalent approval of a government agency is obtained in another country. If this event does not occur before March 31, 2008 then this amount will be due on this date. The amount of $1,000,000 was paid to Novogen on March 31, 2008 under the terms of this agreement;

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

No license fees have been accrued in respect of triphendiol or NV-143 at March 31, 2008.

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

Amended and Restated Services Agreement

On September 24, 2003, the Company, Novogen and MEPL entered into an Amended and Restated Services Agreement (the “Services Agreement”). The Company does not currently intend to directly employ any staff. Under the terms of the Services Agreement, Novogen or its subsidiaries have agreed to provide services reasonably required by the Company relating to the development and commercialization of phenoxodiol and other licensed products, including triphendiol and NV-143. Novogen has agreed to provide these services at cost plus a 10% mark-up. The Company may terminate the agreement on three months written notice to Novogen.

Transactions giving rise to expenditures amounting to $2,137,000 and $1,653,000 were made under the Services Agreement with Novogen during the nine months ended March 31, 2008 and 2007, respectively. Of these amounts, $1,408,000 and $1,051,000 related to service fees paid to Novogen for research and development services provided in the nine months ended March 31, 2008 and 2007, respectively, reflecting the time spent by Novogen research staff on the development of phenoxodiol, triphendiol and NV-143. Additionally, $729,000 and $602,000 of the total expenditures during the nine months ended March 31, 2008 and 2007, respectively, related to costs incurred for administration and accounting services provided by Novogen.

At March 31, 2008 and 2007, $560,000 and $199,000, respectively, were due and owing to Novogen under the services agreement and are included in amounts due to related company in the balance sheet.

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

Transactions giving rise to expenditures amounting to $31,000 and $130,000 were made under the Manufacturing License and Supply Agreement with Novogen during the nine months ended March 31, 2008 and 2007, respectively.

At March 31, 2008 and 2007, $7,000 and $21,000, respectively, were due and owning to Novogen under the Manufacturing License and Supply Agreement and are included in amounts due to related company in the balance sheet.

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

On July 11, 2006, the Company entered into a standby equity distribution agreement (the “SEDA”), with YA Global Investments, L.P. (“YA Global,” formerly Cornell Capital Partners, L.P.). The SEDA was subsequently terminated in August 2007. Under the SEDA, the Company may have issued and sold to YA Global shares of its common stock for a total purchase price of up to $15 million, once a resale registration statement was in effect. Commencing as of the effective date of the registration statement and continuing for up to 24 months thereafter, the Company had sole discretion whether and when to sell shares of its common stock to YA Global. YA Global would have been irrevocably bound to purchase shares of common stock from the Company after the Company sent a notice that it intended to sell shares of its common stock to YA Global. Each advance under the SEDA was limited to a maximum of $1.5 million.

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

On August 1, 2007, the Company entered into a securities subscription agreement with certain accredited investors providing for the placement of 5,464,001 shares of its common stock at a purchase price of $3.00 per share. The investors in the transaction also received a warrant to purchase an additional 4 shares of common stock for every block of 10 shares of common stock purchased. All of the warrants have an exercise price of $3.60 per share. The warrants may be exercised beginning February 6, 2008 and will expire five years from the date of issuance, or August 6, 2012. The Company also issued 62,091 warrants to Blue Trading, LLC, which acted as the placement agent in the private placement, as part of the placement fee. The warrants issued to Blue Trading, LLC have an exercise price of $3.00 per share and each warrant is convertible for 4 shares of common stock. These warrants may be exercised immediately and will expire five years from the date of issuance, on August 6, 2012. The Company closed the private placement, or PIPE, on August 6, 2007. In connection with the PIPE, the Company received proceeds of $15.2 million net of $1.2 million in commissions and other costs.

The Company entered into a registration rights agreement with the investors party to the securities subscription agreement and Blue Trading, LLC, and agreed to file a resale registration statement with the SEC registering the common stock and the common stock issuable upon exercise of the warrants sold pursuant to the securities subscription agreement for resale thereunder. The Company filed the registration statement on October 2, 2007. The resale registration statement was declared effective October 19, 2007.

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

The August 1, 2007 PIPE has been assessed as permanent equity under FASB Staff Position No. EITF 00-19-2, described below.

On January 1, 2007 the Company adopted FASB Staff Position No. EITF 00-19-2 (FSP 00-19-2). FSP 00-19-2 requires the contingent obligation to make future payments under the registration rights agreements be recognized separately in accordance with FASB Statement No. 5, Accounting for Contingencies and the underlying warrants be recognized without regard to the contingent obligation. The adoption of FSP 00-19-2 had no effect on the Company’s financial statements as the warrants issued in connection with the PIPEs will remain classified as permanent equity and management does not currently believe that it is probable a payment will be made under either of the registration rights agreements.

Following the PIPE closed in August 2007, Novogen retained approximately 71.9% of the Company’s common stock.

The Company filed a shelf registration statement with the SEC in March 2008. The shelf registration statement was declared effective by the SEC on April 3, 2008. The shelf registration statement permits the Company to sell, from time to time, up to $75,000,000 of common stock, preferred stock and warrants or any combination of the foregoing. Pursuant to SEC regulations, however, the Company cannot sell securities from the shelf registration statement which represent more than one third of the Company’s public float during any 12-month period.

7. Contingent Liabilities

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

Under the terms of the license agreements with Novogen, milestone license fee payments are payable upon achieving certain milestones. Details of the payments due under these agreements are detailed in Note 5 “Related Party Transactions.” The license agreements are subject to termination provisions.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this quarterly report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

• our inability to obtain additional required financing or financing available to us on acceptable terms;
• our inability to maintain or enter into, and our dependence upon, collaboration or contractual arrangements necessary for the clinical development of phenoxodiol and other drug candidates;
• our limited operating history;
• our failure to successfully commercialize our product candidates;
• costs and delays in the development and/or receipt of the approval of the U.S. Food and Drug Administration
(the “FDA”) or other required governmental approvals, or the failure to obtain such approvals, for our product candidates;

• uncertainties in clinical trial results;
• our inability to maintain or enter into, and the risks resulting from our dependence upon, collaboration or contractual arrangements necessary for the manufacture, commercialization, marketing, sales and distribution of any products;

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

Overview

Our main focus since commencing operations is to undertake human clinical testing of phenoxodiol. Our operations have now expanded to include the additional licensed drug candidates triphendiol and NV-143. During fiscal year 2007, we commenced the Phase III clinical trial (known as “OVATURE”). We have reached agreement under the Special Protocol Assessment process with the FDA on the design of our OVATURE pivotal study protocol for phenoxodiol. The trial is designed to test the ability of phenoxodiol to restore sensitivity of late-stage ovarian cancers to carboplatin, a standard form of therapy for ovarian cancer. During fiscal year 2008, the Company has continued to recruit patients into the OVATURE trial, continued its preclinical trials for triphendiol and completed a Phase Ia study for triphendoil.

As at the date of the report, Novogen owns approximately 71.9% of the outstanding shares of our common stock.

We do not employ any staff directly but obtain services from Novogen under a services agreement. We have incurred losses since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future as we expand research and development activities and move phenoxodiol, triphendiol and NV-143 into later stages of development.

We believe that the proceeds of the private placement closed in August 2007 provide us with sufficient cash resources to fund our planned operations over the next twelve months which include progressing the Phase III OVATURE trial, the planned preclinical development of triphendiol and NV-143 and the planned human Phase I clinical program for triphendiol.

We will however need additional funds in order complete the OVATURE trial and to progress the clinical development program for triphendiol and NV-143 beyond the current objectives.

In connection with our preparation to raise additional funds, we filed a shelf registration statement with the SEC in March 2008. The shelf registration statement was declared effective by the SEC on April 3, 2008. The shelf registration statement permits us to sell, from time to time, up to $75,000,000 of common stock, preferred stock and warrants or any combination of the foregoing. Pursuant to SEC regulations, however, we cannot sell securities from the shelf registration statement which represent more than one third of our public float during any 12-month period.

As of March 31, 2008, we had accumulated losses of $48,330,000.

We have not generated any revenues from operations since inception other than interest on cash assets.

Expenses to date have consisted primarily of costs associated with conducting the clinical trials of phenoxodiol including OVATURE, costs incurred under the Phenoxodiol License Agreement, the License Agreement for Triphendiol and NV-143, the Services Agreement and the Manufacturing License and Supply Agreements with Novogen and its subsidiaries, including the costs of the clinical trial drug supplies.

To date, operations have been funded primarily through the sale of equity securities.

We expect to make quarterly and annual operating losses for the foreseeable future due to several factors including the timing and extent of research and development efforts, particularly with expected increases in expenses relating to OVATURE and the planned clinical trials of triphendiol. The extent and possible outcomes of current and future clinical trial activities makes accurate prediction of future operating results difficult or impossible.

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Development Expenses

Research and development costs incurred since inception through March 31, 2008 aggregate to $22,572,000.

Research and development costs include clinical trial expenses and are expensed as they are incurred. These costs are expected to increase in the future as the phenoxodiol clinical program progresses and as we expand our research and development of triphendiol and NV-143. The OVATURE trial requires large patient numbers, resulting in significantly increased costs.

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

We intend to continue the clinical development of phenoxodiol as well as triphendiol and NV-143, which were licensed from Novogen. We will also continue to assess the opportunity to license other cancer drugs developed by Novogen as the opportunities arise.

Clinical Trial Expenses

Estimates have been used in determining the expense liability under certain clinical trial contracts where services have been performed but not yet invoiced. The actual costs of those services could differ in amount and timing from the estimates used in completing the financial results.

Clinical trial expenses of $831,000 have been accrued at March 31, 2008. These estimates are based on the number of patients in each trial and the number of drug administration cycles completed.

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

Manufacturing expenses of $576,000 have been accrued at March 31, 2008. These estimates are based on the milestones completed for each of the service contracts.

Stock Based Compensation

We account for stock based payments in accordance with SFAS No. 123R “Share-Based Payments”. The costs of these equity-settled transactions are determined using a binomial model to calculate the fair value at the date on which they are granted. With respect to the fair value of 600,000 warrants issued July 11, 2006, in connection with the commitment fee under the Standby Equity Distribution Agreement entered into by the Company and YA Global Investments, L.P. (formally Cornell Capital Partners, L.P.) as of July 11, 2006 (the “SEDA”) and the 62,091 warrants representing 248,364 warrant shares issued August 6, 2007 to Blue Trading, LLC as part of a placement fee, the following assumptions were used:

	July 11, 2006	August 6, 2007
Dividend yield	0%	0%
Expected volatility	76%	71%
Historical volatility	76%	71%
Risk-free interest rate	5.45%	4.13%
Expected life of warrant	4 years	5 years
Warrant fair value	$1.998	$1.777

The dividend yield reflects the assumption that the current dividend payout, which is zero, will continue with no anticipated increases. The expected life of the warrant is based on historical data and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility is indicative of future trends, which may also not necessarily be the actual outcome.

The Company’s stock option plan provides for the grant of options to the Company’s directors, employees, employees of the Company’s affiliates and certain of the Company’s contractors and consultants. To date, no options have been issued under the plan.

Results of Operations

Three Months Ended March 31, 2008 and 2007

We recorded a consolidated loss of $3,332,000 and $1,723,000 for the three months ended March 31, 2008 and 2007, respectively.

Revenues: We received interest on cash assets and cash equivalents and short term investments of $149,000 for the three months ended March 31, 2008 compared to $171,000 for the three months ended March 31, 2007. The decrease was primarily due to lower interest rates in the U.S. earned by our cash deposits .

Research and Development: Research and development expenses increased $414,000 to $1,860,000 for the three months ended March 31, 2008 compared to $1,446,000 for the three months ended March 31, 2007. The increase was due primarily to the costs associated with the Phase III OVATURE clinical trial.

License Fees: Milestone license fees of $1,000,000 have been expensed in the three months ended March 31, 2008. Under the terms of the License Agreement for Triphendiol and NV-143, the milestone payment of $1,000,000 became due on March 31, 2008 or the date an Investigational New Drug Application for the licensed product goes into effect or the equivalent approval of a government agency is obtained in another country. As this event did not occur before March 31, 2008, this amount became due on this date.

Pursuant to the Further Amended and Restated License Agreement for Phenoxodiol, the annual $8,000,000 milestone payment, due to Novogen on each December 31 during the exclusivity period, will not become payable until receipt of a New Drug Application (“NDA”) for phenoxodiol or other approval to market phenoxodiol in the U.S. or abroad has been obtained.

Selling, General and Administrative: Selling, general and administrative expenses increased by $173,000 to $620,000 for the three months ended March 31, 2008 compared to $447,000 for the three months ended March 31, 2007. The increase was due to increased investor and public relation costs, increased travel costs and additional director fees.

Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of our wholly owned subsidiary Marshall Edwards Pty Ltd (“MEPL”). MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. At March 31, 2008, we had not established a foreign currency hedging program. Net foreign exchange losses during the three months ended March 31, 2008 were $61,000 compared with $14,000 during the three months ended March 31, 2007.

Nine Months Ended March 31, 2008 and 2007

We recorded a consolidated loss of $9,009,000 and $11,778,000 for the nine months ended March 31, 2008 and 2007, respectively.

Revenues: We received interest on cash assets and cash equivalents and short term investments of $582,000 for the nine months ended March 31, 2008 versus $489,000 for the nine months ended March 31, 2007. The increase was due to higher cash balances following the capital raising in August 2007 partially offset by recent decreases in interest rates earned by our cash deposits.

Research and Development: Research and development expenses increased $2,452,000 to $6,631,000 for the nine months ended March 31, 2008 compared to $4,179,000 for the nine months ended March 31, 2007. The increase was due primarily to the costs associated with the Phase III OVATURE clinical trial.

License Fees: Milestone license fees of $1,000,000 have been expensed in the nine months ended March 31, 2008 under the terms of the License Agreement for Triphendiol and NV-143. The second lump sum license fee of $5,000,000 due under the terms of the Amended and Restated License Agreement was expensed in the nine months ended March 31, 2007.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $1,130,000 to $1,957,000 for the nine months ended March 31, 2008 compared to $3,087,000 for the nine months ended March 31, 2007. The decrease was primarily due to no share based payment expense in the nine months ended March 31, 2008 compared to share based payment expense of $1,642,000 in the nine months ended March 31, 2007 which represented a fee for entering into the SEDA. This decrease in expense was partially offset by increased investor and public relation costs, increased travel costs and additional director fees. These costs increased by $377,000 in aggregate.

Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of MEPL. MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. Net foreign exchange losses during the nine months ended March 31, 2008 were $159,000 compared with net foreign exchange losses of $39,000 during the nine months ended March 31, 2007.

Liquidity and Capital Resources

At March 31, 2008, we had cash resources of $22,902,000 compared to $16,158,000 at June 30, 2007. The increase was due to the capital raising in August 2007, as described below, which was partially offset by expenditures in the clinical trial program and other corporate expenses incurred in the period. Funds are invested in short term money market accounts, pending use.

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

We have entered into a registration rights agreement with the investors party to the securities subscription agreement and Blue Trading, LLC, and have agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) for the common stock and the common stock issuable upon exercise of the warrants sold pursuant to the securities subscription agreement for resale thereunder. We filed the registration statement on October 2, 2007. The resale registration statement was declared effective on October 19, 2007.

In August 2007, we terminated the SEDA.

Source and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended March 31, 2008 was $8,397,000 compared to $8,698,000 for the same period in 2007. The decrease in cash outflow of $301,000 was due primarily to license fees in the nine months ended March 31, 2008 of $1,000,000 compared to the same period last year which contained the second lump sum license fee paid to Novogen of $5,000,000, offset by increased cash outflows incurred in connection with the increased costs associated with the Phase III OVATURE trial.

Cash Requirements

We are currently conducting the OVATURE Phase III clinical study to support marketing approval of phenoxodiol for ovarian cancer and the clinical and pre clinical development of triphendiol and NV-143.

Ongoing operations through the conduct of the clinical trial program will continue to consume cash resources without generating revenues.

We believe that the proceeds of the private placement or PIPE closed in August 2007 provide us with sufficient cash resources to fund our planned operations over the next twelve months which include progressing the OVATURE trial, the planned preclinical development of triphendiol and NV-143 and the planned human Phase Ib clinical program for triphendiol.

We will, however, need additional funds in order complete the OVATURE trial and to progress the clinical development program for triphendiol and NV-143 beyond the current objectives.

In connection with our preparation to raise additional funds, we filed a shelf registration statement with the SEC in March 2008. The shelf registration statement was declared effective by the SEC on April 3, 2008. The shelf registration statement permits us to sell, from time to time, up to $75,000,000 of common stock, preferred stock and warrants or any combination of the foregoing. Pursuant to SEC regulations, however, we cannot sell securities from the shelf registration statement which represent more than one third of our public float during any 12-month period.

Payments to Novogen

Future payments to Novogen under the terms of the Phenoxodiol License Agreement, the License Amendment Deed for Phenoxodiol, the Further Amended and Restated License Agreement and the License Agreement for Triphendiol and NV-143 are detailed in Note 5 of the financial statements “Related Party Transactions” on page 12 of this report

We will also be required to make payments to Novogen under the Services Agreement and Manufacturing License and Supply Agreement.

We do not intend to incur any significant capital expenditures in the foreseeable future.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Contractual Obligations

For details of our contractual obligations at March 31, 2008 see Note 3 to the financial statements “Expenditure Commitments on page 11 of this report.

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

Foreign Currency Risk

We conduct our business in various currencies, primarily in U.S. and Australian dollars. At March 31, 2008, we had not established a foreign currency hedging program. Net foreign exchange losses during the nine months ended March 31, 2008 were $159,000 compared with net foreign exchange losses of $39,000 during the nine months ended March 31, 2007. Foreign exchange gains and losses occur upon consolidation of MEPL, which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position.

We do not consider the effects of foreign currency movements to be a material risk to our financial condition.

Item 4T: Controls and Procedures

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

In the event that Novogen undergoes a change in control while remaining our controlling stockholder, we will become subject to the control and influence of Novogen’s new controlling stockholder who may have views regarding the development of our business that differ from the development strategies we are currently pursuing.

In the event that Novogen undergoes a change in control while remaining our controlling stockholder, we will become subject to the control and influence of Novogen’s new controlling stockholder who will have the ability to indirectly determine the outcome of all matters submitted to our stockholders for approval through its control of Novogen. This entity may have views regarding the development of our business that differ from the development strategies we are currently pursuing. Such controlling stockholder may cause Novogen to use its influence and voting power to change the direction in which we are developing our business. Such changes may include, but are not limited to, a decreased focus on the development of any of our current drug candidates and an increased focus on the development of alternative drug candidates, which may or may not be targeted to treat cancers. Additionally, this entity make seek to renegotiate the terms of our existing license agreements, manufacturing and supply agreement and services agreement with Novogen.

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

Date: May 6, 2008

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

Date: May 6, 2008

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

Date: May 6, 2008

/s/ DAVID SEATON

David R. Seaton
Chief Financial Officer

Exhibit 32.1

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

1.
The Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, to which this Certification is attached as Exhibit 32 “Form 10-Q”, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the “Form 10-Q” fairly presents, in all material respects, the financial condition of the Registrant at the end of the period covered by the “Form 10-Q and results of operations of the registrant for the period covered by the “Form 10-Q.

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

Dated: May 6, 2008

/s/ CHRISTOPHER NAUGHTON

Christopher Naughton
Chief Executive Officer

/s/ DAVID SEATON

David R. Seaton
Chief Financial Offic