Form 10-Q
period 2008-11-04
MARSHALL EDWARDS INC
filed 2008-11-06
CIK 1262104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008 the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 73,463,233.

MARSHALL EDWARDS, INC.

INDEX
PART I	FINANCIAL INFORMATION	Page

Item 1:	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of September 30, 2008 and June 30, 2008	3
	Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007 and for the period from December 1, 2000 (inception) through September 30, 2008	4
	Consolidated Statements of Cash Flows for the three months ended September 30, 2008 and 2007 and for the period from December 1, 2000 (inception) through September 30, 2008	5
	Consolidated Statement of Stockholders’ Equity	6
	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	18

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4T:	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 1A:	Risk Factors	29

Item 6:	Exhibits	30

SIGNATURES		31

PART I  FINANCIAL INFORMATION
Item 1: Financial Statements

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30	June 30,
	2008	2008
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$26,941	$19,743
Deferred offering costs	-	110
Prepaid expenses and other current assets	79	125
Total current assets	27,020	19,978
Total assets	$27,020	$19,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$713	$1,130
Accrued expenses	1,904	1,884
Amount due to related company	241	429
Total current liabilities	2,858	3,443

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 100,000 shares,
none outstanding	-	-
Common stock, $ 0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 73,463,233 at
September 30, 2008 and 68,854,938 at June 30, 2008	-	-
Additional paid-in capital	78,145	68,266
Deficit accumulated during development stage	(53,983)	(51,731)
Total stockholders' equity	24,162	16,535
Total liabilities and stockholders' equity	$27,020	$19,978

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)
	Three Months Ended September 30,		Period from December 1, 2000 (Inception) through September 30,
	2008	2007	2008

Revenues:
Interest and other income	$96	$218	$2,514
Total revenues	96	218	2,514

Operating expenses:
Research and development	(2,078)	(2,906)	(27,344)
License fees	-	-	(18,000)
Selling, general and administrative	(269)	(677)	(11,146)
Total operating expenses	(2,347)	(3,583)	(56,490)

Loss from operations	(2,251)	(3,365)	(53,976)
Income tax expense	(1)	(1)	(7)
Net loss arising during development stage	$(2,252)	$(3,366)	$(53,983)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.05)

Weighted average number of common shares outstanding	71,910,438	66,657,459

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Period from December 1, 2000 (Inception) through September 30,
	2008	2007	2008

Operating activities
Net loss arising during development stage	$(2,252)	$(3,366)	$(53,983)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Share based payments	65	-	1,707
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	46	3	(79)
Accounts payable	(417)	29	713
Accrued expenses	20	705	1,904
Amounts due to related company	(188)	197	241
Net cash used in operating activities	(2,726)	(2,432)	(49,497)

Financing activities
Net proceeds from issuance of common stock *	9,924	15,201	76,438
Net cash provided by financing activities	9,924	15,201	76,438
Net increase (decrease) in cash and cash
equivalents	7,198	12,769	26,941
Cash and cash equivalents at beginning of period	19,743	16,158	-
Cash and cash equivalents at end of period	$26,941	$28,927	$26,941

* Deferred offering costs of $110,000 from the year ended June 30, 2008 have been offset against net proceeds from the issuance of common stock in the three months to September 30, 2008.

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock	Additional paid in capital	Deficit accumulated during development stage	Total
	(shares)

Balance at June 30, 2008	68,854,938	$68,266	$(51,731)	$16,535
Net loss arising during development stage	-	-	(2,252)	(2,252)
Comprehensive Loss				(2,252)
Common Stock issued July 31, 2008	4,608,295	9,814	-	9,814

Warrants issued as share-based payment (refer Note 6)	-	65	-	65

Balance at September 30, 2008	73,463,233	$78,145	$(53,983)	$24,162

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.      The Company and Summary of Significant Accounting Policies

Marshall Edwards, Inc. (“MEI”) including its subsidiary Marshall Edwards Pty Ltd (“MEPL”) (together the “Group or the “Company”) is a development stage company incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited (“Novogen”). The Company commenced operations in May 2002 and its business purpose is the development and commercialization of drugs for the treatment of cancer. The Company has been engaged in the clinical and pre-clinical development of the anti-cancer drugs phenoxodiol, triphendiol (formally NV-196) and NV-143. Novogen’s subsidiary has granted to MEPL, worldwide non-transferable licenses under its patent right and patent applications and its relevant know-how to conduct clinical trials and commercialize and distribute all forms of phenoxodiol, triphendiol and NV-143 for uses in the field of prevention, treatment, and cure of cancer in humans, except topical applications. As at the date of this Quarterly Report, Novogen owns approximately 71.3% of the outstanding shares of the Company’s common stock.

The Company’s main focus since commencing operations has been to undertake human clinical testing of phenoxodiol. Operations were expanded to include the additional licensed drug candidates triphendiol and NV-143. During fiscal year 2007, the Company commenced the OVATURE Phase III clinical trial for phenoxodiol (known as “OVATURE”). The Company has reached agreement under the Special Protocol Assessment process with the United States Food and Drug Administration (the “FDA”) on the design of its OVATURE pivotal study protocol for phenoxodiol. The trial is designed to test the ability of phenoxodiol to restore sensitivity of late-stage ovarian cancers to carboplatin, a standard form of therapy for ovarian cancer. During fiscal year 2008 and quarter one of fiscal year 2009, the Company has continued to recruit patients into the OVATURE trial. Due to the global financial crisis the Company has decided to preserve cash and progress the development of triphendiol to an IND and put on hold the development of NV-143, focusing its resources on OVATURE.

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

Cash and Cash Equivalents

Cash on hand and in banks and short-term deposits is stated at its nominal value. The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. Highly liquid investments with stated maturities of greater than three months are classified as short-term investments. The Company’s cash, held in the United States, is deposited in financial institutions that are FDIC insured. These deposits are in excess of the FDIC insurance limits. The Company also holds cash with Australian financial institutions. Cash held in Australia has Government backing up to $A1 million per account.

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

The Company adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No 109” (“FIN 48”) effective July 1, 2007. The implementation of FIN 48 did not result in any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods, therefore there was no corresponding adjustment in accumulated deficit. The Company’s total amount of unrecognized tax benefits as of June 30, 2008 was $64 million. This consists of net operating losses carried forward for which recognition is more likely than not.

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

2.           Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,
	2008	2007
	(In Thousands, except share and per share data)
Numerator
Net loss arising during development stage	(2,252)	(3,366)
Effect of dilutive securities	-	-
Numerator for diluted earnings per share	$(2,252)	$ (3,366)

Denominator
Denominator for basic earnings per share:
Weighted average number of shares used in computing net loss per share, basic and diluted	71,910,438	66,657,459
Effect of dilutive securities	-	-
Dilutive potential common shares	71,910,438	66,657,459

Basic and diluted earnings per share	$(0.03)	$ (0.05)

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

	As at September 30,
	2008	2007
	(Number of warrant shares)
Warrants exercisable prior to July 11, 2010 at an exercise price of $4.35	2,815,258	2,815,258
Warrants exercisable prior to August 6, 2012 at an exercise price of $3.60	2,185,598	2,185,598
Warrants exercisable prior to August 6, 2012 at an exercise price of $3.00	248,364	248,364
Warrants exercisable prior to July 30, 2013 at an exercise price of $2.17	46,083	-
Common shares issuable upon exercise of outstanding warrants	5,295,303	5,249,220

During August 2007, the Company issued 5,464,001 shares of common stock and warrants exercisable for 2,433,962 shares of common stock in connection with a private placement or PIPE capital raising. For further details see Note 6 “Equity”.

During July 2008, the Company issued 4,608,295 shares of common stock and warrants exercisable for 46,083 shares of common stock. For further details see Note 6 “Equity”.

3.      Expenditure Commitments

At September 30, 2008, the Company had contractual obligations for the conduct of clinical trials, pre-clinical research and development and manufacturing process development of approximately $16,192,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. The amounts, assuming all treatment cycles are completed, are expected to be incurred as follows:

(In thousands)		Payment due by period
Contractual Obligations	Total	less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Purchase Obligations	$16,192	$9,450	$5,640	$1,102	$-

Total	$16,192	$9,450	$5,640	$1,102	$-

No amounts have been included for future payments to Novogen which may arise in connection with the Phenoxodiol License Agreement, the License Agreement for Triphendiol and NV-143, the Services Agreement or the Manufacturing License and Supply Agreement, as future payments under the terms of the agreements are subject to termination provisions. The terms of the agreements, including future payments, are detailed in Note 5 “Related Party Transactions.”

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

The Company’s focus is to continue the OVATURE clinical trial program currently underway for the development and commercialization of phenoxodiol. The business contains two major operating segments based on geographic location.

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(253)	$(1,999)	$(79)	$(3,287)
Segment assets	20,854	6,166	22,746	6,285

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

No license fees have been accrued in respect of phenoxodiol at September 30, 2008.

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

No license fees have been accrued in respect of triphendiol or NV-143 at September 30, 2008.

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

Transactions giving rise to expenditures amounting to $683,000 and $594,000 were made under the Services Agreement with Novogen during the three months ended September 30, 2008 and 2007, respectively. Of these amounts, $442,000 and $360,000 related to service fees paid to Novogen for research and development services provided in the three months ended September 30, 2008 and 2007, respectively, reflecting the time spent by Novogen research staff on the development of phenoxodiol, triphendiol and NV-143. Additionally, $241,000 and $234,000 of the total expenditures during the three months ended September 30, 2008 and 2007, respectively, related to costs incurred for administration and accounting services provided by Novogen.

At September 30, 2008 and 2007, $241,000 and $454,000, respectively, were due and owing to Novogen under the services agreement and are included in amounts due to related company in the balance sheet.

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

There were no transactions under the Manufacturing License and Supply Agreement with Novogen during the three months ended September 30, 2008. Transactions giving rise to expenditures amounting to $12,000 were made under the Manufacturing License and Supply Agreement with Novogen during the three months ended September 30, 2007.

At September 30, 2008 and 2007 there was no amounts owning to Novogen under the Manufacturing License and Supply Agreement.

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

Following the closing of the PIPE in August 2007, Novogen retained approximately 71.9% of the Company’s common stock.

The Company filed a shelf registration statement on Form S-3 (File No. 333-149807) (The “Shelf Registration Statement”) with the SEC in March 2008. The Shelf Registration Statement was declared effective by the SEC on April 3, 2008. The Shelf Registration Statement permits the Company to sell, from time to time, up to $75,000,000 of common stock, preferred stock and warrants or any combination of the foregoing. Pursuant to SEC regulations, however, the Company cannot sell securities from the Shelf Registration Statement which represent more than one third of the Company’s public float during any 12-month period.

The Company entered into a Securities Subscription Agreement dated as of July 28, 2008 with Novogen and OppenheimerFunds, Inc. (“Oppenheimer”) pursuant to which the Company sold 2,908,295 and 1,700,000 shares of common stock to Novogen and Oppenheimer, respectively, with Oppenheimer acting as adviser to each of the following parties severally and not jointly: (i) Oppenheimer International Growth Fund; (ii) Mass Mutual International Equity Fund; (iii) Oppenheimer International Growth Fund/VA; (iv) AZL Oppenheimer International Growth Fund; (v) OFITC International Growth Fund; and (vi) OFI International Equity Fund, at a purchase price of $2.17 per share, the consolidated closing bid price of the Company’s Common Stock as quoted by the Nasdaq Market Intelligence Desk at 4:00 PM EST on July 28, 2008.  The shares were registered under the Securities Act of 1933, as amended (the “Securities Act”), under the Shelf Registration Statement. The Company received gross proceeds of $10 million from the sale of the shares.

Following the closing of the registered direct offering described above in July 2008, Novogen retained approximately 71.3% of the Company’s common stock.

In July 2008, the Company also issued a warrant to Mr. John O’Connor exercisable for 46,083 shares of common stock, as consideration for investor relations services rendered by him to the Company. The warrant has an exercise price of $2.17 per share. The warrant may be exercised immediately and expires five years from the date of issuance, on July 30, 2013. The warrant has not been registered under the Securities Act. The Company issued the warrant to Mr. O’Connor in a private placement made in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act.

7. Contingent Liabilities

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this quarterly report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:
• our inability to obtain additional required financing or financing available to us on acceptable terms, particularly in the context of the current global financial crisis;
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
• changes in industry practice; and
• one-time events.

These risks are not exhaustive. Other sections of this quarterly report may include additional factors which could adversely impact business and financial performance. In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2008. Moreover, we operate in a very competitive and rapidly changing environment.

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

The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Overview

Our main focus since commencing operations is to undertake human clinical testing of phenoxodiol. Our operations were expanded to include the additional licensed drug candidates triphendiol and NV-143. During fiscal year 2007, we commenced the Phase III clinical trial (known as “OVATURE”). We have reached agreement under the Special Protocol Assessment process with the FDA on the design of our OVATURE pivotal study protocol for phenoxodiol. The trial is designed to test the ability of phenoxodiol to restore sensitivity of late-stage ovarian cancers to carboplatin, a standard form of therapy for ovarian cancer. During fiscal year 2008 and quarter one of fiscal year 2009, the Company has continued to recruit patients into the OVATURE trial.

As at the date of the Quarterly Report, Novogen owns approximately 71.3% of the outstanding shares of our common stock.

We believe that the proceeds from the registered direct offering closed in July 2008 provides us with sufficient cash resources to fund operations over the next twelve months which include progressing the Phase III OVATURE trial.

Due to the current financial crisis and the uncertainties surrounding our ability to raise funds from the equity markets in the short to medium term, we are progressing the development of triphendiol to an IND and we have put on hold the development of NV-143. This will enable us to conserve cash and focus our resources on conducting the OVATURE trial. We will however need additional funds in order complete the OVATURE trial and to progress the clinical development program for triphendiol and NV-143 beyond the current objectives.

As of September 30, 2008, we had accumulated losses of $53,983,000.

We have not generated any revenues from operations since inception other than interest on cash assets.

We do not employ any staff directly but obtain services from Novogen under the Services Agreement. We have incurred losses since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future.

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

Development Expenses

Research and development costs incurred since inception through September 30, 2008 aggregate to $27,344,000.

Research and development costs include clinical trial expenses and are expensed as they are incurred. Costs are expected to increase in the future as the number of treated patients in the OVATURE trial increases resulting in significantly increased costs.

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
• the indication being studied;
• the availability of alternative treatment; and
• the efficacy and safety profile of the product.

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

Clinical trial expenses of $1,558,000 have been accrued at September 30, 2008. These estimates are based on the number of patients in each trial and the number of drug administration cycles completed.

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

Manufacturing expenses of $21,000 have been accrued at September 30, 2008. These estimates are based on the milestones completed for each of the service contracts.

Stock Based Compensation

We account for stock based payments in accordance with SFAS No. 123R “Share-Based Payments”. The costs of these equity-settled transactions are determined using a binomial model to calculate the fair value at the date on which they are granted. With respect to the fair value of the 62,091 warrants representing 248,364 warrant shares issued August 6, 2007 to Blue Trading, LLC as part of a placement fee, and the warrant representing 46,083 warrant shares issued to Mr J.O’Connor July 30, 2008, in consideration for investor relations services rendered, the following assumptions were used:

	August 6, 2007	July 30, 2008
Dividend yield	0%	0%
Expected volatility	71%	81%
Historical volatility	71%	81%
Risk-free interest rate	4.13%	3.36%
Expected life of warrant	5 years	5 years
Warrant fair value	$1.777	$1.41

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

Results of Operations

Three Months Ended September 30, 2008 and 2007

We recorded a consolidated loss of $2,252,000 and $3,366,000 for the three months ended September 30, 2008 and 2007, respectively.

Revenues: We received interest on cash assets and cash equivalents and short term investments of $96,000 for the three months ended September 30, 2008 compared to $218,000 for the three months ended September 30, 2007. The decrease was primarily due to lower interest rates in the U.S. earned by our cash deposits.

Research and Development: Research and development expenses decreased $828,000 to $2,078,000 for the three months ended September 30, 2008 compared to $2,906,000 for the three months ended September 30, 2007. The reduction was due primarily to the manufacturing scale-up of phenoxodiol which is nearing completion.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $408,000 to $269,000 for the three months ended September 30, 2008 compared to $677,000 for the three months ended September 30, 2007. The decrease was primarily due to net foreign exchange gains, as described below, and reduced spending on public relations, partially offset by additional legal fees and share based payment expense incurred in the three months ended September 30, 2008.

Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of our wholly owned subsidiary Marshall Edwards Pty Ltd (“MEPL”). MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position however exchange rates are volatile in the current market resulting from the global financial crisis. At September 30, 2008, we had not established a foreign currency hedging program. Net foreign exchange gains during the three months ended September 30, 2008 were $408,000 compared with foreign exchange losses of $104,000 during the three months ended September 30, 2007.

Liquidity and Capital Resources

At September 30, 2008, we had cash resources of $26,941,000 compared to $19,743,000 at June 30, 2008. The increase was due to the registered direct offering in July 2008, as described below, which was partially offset by expenditures in the clinical trial program and other corporate expenses incurred in the period. Funds are invested in short term money market accounts, pending use.

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

We have entered into a registration rights agreement with the investors party to the securities subscription agreement and Blue Trading, LLC, and agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) for the common stock and the common stock issuable upon exercise of the warrants sold pursuant to the securities subscription agreement for resale thereunder. We filed the registration statement on October 2, 2007. The resale registration statement was declared effective on October 19, 2007.

In connection with our preparation to raise additional funds, we filed a shelf registration statement on Form S-3 (File No. 333-149807)(the “Shelf Registration Statement”) with the SEC in March 2008. The Shelf Registration Statement was declared effective by the SEC on April 3, 2008. The Shelf Registration Statement permits us to sell, from time to time, up to $75,000,000 of common stock, preferred stock and warrants or any combination of the foregoing. Pursuant to SEC regulations, however, we cannot sell securities from the Shelf Registration Statement which represent more than one third of our public float during any 12-month period.

On July 28, 2008 we entered into a Securities Subscription Agreement with Novogen and OppenheimerFunds, Inc. (“Oppenheimer”) pursuant to which we sold 2,908,295 and 1,700,000 shares of common stock to Novogen and Oppenheimer, respectively, with Oppenheimer acting as adviser to each of the following parties severally and not jointly: (i) Oppenheimer International Growth Fund; (ii) Mass Mutual International Equity Fund; (iii) Oppenheimer International Growth Fund/VA; (iv) AZL Oppenheimer International Growth Fund; (v) OFITC International Growth Fund; and (vi) OFI International Equity Fund, at a purchase price of $2.17 per share, the consolidated closing bid price of our Common Stock as quoted by the Nasdaq Market Intelligence Desk at 4:00 PM EST on July 28, 2008.  The shares were registered under the Securities Act of 1933, as amended (the “Securities Act”) under the Shelf Registration Statement. We received gross proceeds of $10 million from the sale of the shares.

Following the closing of the registered direct offering described above in July 2008, Novogen retained approximately 71.3% of the our common stock.

In July 2008, we also issued a warrant to Mr. John O’Connor exercisable for 46,083 shares of common stock, as consideration for investor relation services rendered by him to us. The warrant has an exercise price of $2.17 per share. The warrant may be exercised immediately and expires five years from the date of issuance, on July 30, 2013. The warrant has not been registered under the Securities Act. We issued the warrant to Mr. O’Connor in a private placement made in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act.

Source and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the three months ended September 30, 2008 was $2,726,000 compared to $2,432,000 for the same period in 2007. The increase in cash outflow of $294,000 was due primarily to increased cash outflows incurred in connection with the increased costs associated with the Phase III OVATURE trial.

Cash Requirements

We are currently conducting the OVATURE Phase III clinical study to support marketing approval of phenoxodiol for ovarian cancer.

Ongoing operations through the conduct of the clinical trial program will continue to consume cash resources without generating revenues.

We believe that the proceeds from the registered direct offering closed in July 2008 provides us with sufficient cash resources to fund operations over the next twelve months which include progressing the Phase III OVATURE trial.

Due to the uncertainty in the financial markets, we do not anticipate being able to raise additional funds through the equity markets in the short to medium term as a result we are progressing the development of triphendiol to an IND and we have put on hold the development of NV-143. This will enable us to conserve cash and focus our resources on conducting the OVATURE trial. We will however need additional funds in order complete the OVATURE trial and to progress the clinical development program for triphendiol and NV-143 beyond the current objectives. In order to obtain the additional funding necessary to conduct our business, we may need to rely on collaboration and /or licensing opportunities.  We cannot assure you that we will be able to raise the funds necessary to complete the OVATURE trial or find appropriate collaboration or licensing opportunities.

Payments to Novogen

Future payments to Novogen under the terms of the Phenoxodiol License Agreement, the License Amendment Deed for Phenoxodiol, the Further Amended and Restated License Agreement and the License Agreement for Triphendiol and NV-143 are detailed in Note 5 of the financial statements “Related Party Transactions” on page 12 of this Quarterly Report

We will also be required to make payments to Novogen under the Services Agreement and Manufacturing License and Supply Agreement.

We do not intend to incur any significant capital expenditures in the foreseeable future.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Contractual Obligations

For details of our contractual obligations at September 30, 2008 see Note 3 to the financial statements “Expenditure Commitments on page 11 of this Quarterly Report.

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

Foreign Currency Risk

We conduct our business in various currencies, primarily in U.S. and Australian dollars. At September 30, 2008, we had not established a foreign currency hedging program. Net foreign exchange gains during the three months ended September 30, 2008 were $408,000 compared with net foreign exchange losses of $104,000 during the three months ended September 30, 2007. Foreign exchange gains and losses occur upon consolidation of MEPL, which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position however exchange rates are volatile in the current market resulting from the global financial crisis.

We do not consider the effects of foreign currency movements to be a material risk to our financial condition.

Item 4T: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in our internal control over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1A: Risk Factors

Set forth below in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission, including, without limitation, our most recently filed Annual Report on Form 10-K, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements in this Quarterly Report on Form 10-Q. We believe that these risks and uncertainties are the principal material risks facing the Company as of the date of this Quarterly Report on Form 10-Q. In the future, we may become subject to additional risks that are not currently known to us. If any of these risks actually occur, our business, financial condition and operating results could be seriously harmed. As a result, the trading price of our common stock could decline, and you could lose all or part of the value of your investment.

We may not be able to complete our OVATURE clinical trial if we believe that the trial does not demonstrate efficacy, or if we encounter serious safety issues or if we do not complete patient recruitment  in a timely manner.

The OVATURE clinical trial may be terminated by us following the review of recommendations by the Independent Data Monitoring Committee for many reasons including, but not limited to, if:

•	patients experience an unacceptable rate or severity of adverse side effects;

•
patient numbers are not available to enrol at the expected rate or trial sites are unable to recruit their target patient numbers due to the strict inclusion criteria of the OVATURE protocol which may reduce the patient pool available to participate in the trial; or

•	we are unable to negotiate with the FDA additional patient recruitment time in order to achieve our targeted patient recruitment numbers.

The recent global financial crisis may negatively impact our liquidity and clinical trials, including the OVATURE trial, by precluding us from raising funds through equity investments on terms favorable to us or at all.

We have traditionally raised capital through the sale of equity securities to investors.  Recently the financial services industry and credit markets have experienced a period of unprecedented turmoil characterized by bankruptcy, failure and collapse or sale of various financial institutions. Although the ultimate outcome of these events cannot be predicted, they may preclude us from raising the capital necessary to finance our business operations, including our clinical trials such as the OVATURE trial, through the sale of equity securities on terms favorable to us or at all. In order to obtain the additional funding necessary to conduct our business, we may need to rely on collaboration and /or licensing opportunities.  We cannot assure you that we will be able to raise the funds necessary to complete the OVATURE trial or find appropriate collaboration or licensing opportunities.

Item 6: Exhibits

Exhibit Index

Exhibits

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL EDWARDS, INC.

/s/ DAVID SEATON

David R. SeatonChief Financial Offer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 4, 2008

Exhibit 31.1
CERTIFICATION

I, Christopher Naughton, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Marshall Edwards, Inc.;

2.
Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) ) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within the entities, particularly during the period in which this Quarterly Report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in the Quarterly Report our conclusions about the effectiveness of this disclosure controls and procedures, as of the end of the period covered by this Quarterly Report based on such evaluation; and

(d)
Disclosed in this Quarterly Report any change in the registrant’s internal control over financial reporting that occurred during the registrants first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

Date: November 4, 2008

 /s/CHRISTOPHER NAUGHTON

Christopher Naughton
Chief Executive Officer

Exhibit 31.2
CERTIFICATION

I, David Ross Seaton, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Marshall Edwards, Inc.;

2.
Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) ) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within the entities, particularly during the period in which this Quarterly Report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in the Quarterly Report our conclusions about the effectiveness of this disclosure controls and procedures, as of the end of the period covered by this Quarterly Report based on such evaluation; and

(d)
Disclosed in this Quarterly Report any change in the registrant’s internal control over financial reporting that occurred during the registrants first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

Date: November 4, 2008

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

1.
The Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, to which this Certification is attached as Exhibit 32.1 “Form 10-Q”, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the “Form 10-Q” fairly presents, in all material respects, the financial condition of the Registrant at the end of the period covered by the Form 10-Q and results of operations of the registrant for the period covered by the Form 10-Q.

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

Dated: November 4, 2008

/s/ CHRISTOPHER NAUGHTON

Christopher Naughton
Chief Executive Officer

/s/ DAVID SEATON

David R. Seaton
Chief Financial Officer