Form 10-Q
period 2009-02-04
MARSHALL EDWARDS INC
filed 2009-02-11
CIK 1262104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of January 31, 2009 the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 73,463,233.

MARSHALL EDWARDS, INC.

INDEX
PART I	FINANCIAL INFORMATION	Page

Item 1:	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of December 31, 2008 and June 30, 2008	3
	Consolidated Statements of Operations for the three months and six months ended December 31, 2008 and 2007 and for the period from December 1, 2000 (inception) through December 31, 2008	4
	Consolidated Statements of Cash Flows for the six months ended December 31, 2008 and 2007 and for the period from December 1, 2000 (inception) through December 31, 2008	5
	Consolidated Statement of Stockholders’ Equity	6
	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	18

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4T:	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 4:	Submission of Matters to a Vote of Security Holders	30

Item 6:	Exhibits	31

SIGNATURES		32

PART I  FINANCIAL INFORMATION
Item 1: Financial Statements

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31	June 30,
	2008	2008
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$24,989	$19,743
Deferred offering costs	-	110
Prepaid expenses and other current assets	65	125
Total current assets	25,054	19,978
Total assets	$25,054	$19,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$690	$1,130
Accrued expenses	1,592	1,884
Amount due to related company	255	429
Total current liabilities	2,537	3,443

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 100,000 shares,
none outstanding	-	-
Common stock, $ 0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 73,463,233 at
December 31, 2008 and 68,854,938 at June 30, 2008	-	-
Additional paid-in capital	78,099	68,266
Deficit accumulated during development stage	(55,582)	(51,731)
Total stockholders' equity	22,517	16,535
Total liabilities and stockholders' equity	$25,054	$19,978

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,		Period from December 1, 2000 (Inception) through December 31,
	2008	2007	2008	2007	2008

Revenues:
Interest and other income	$76	$215	$172	$433	$2,590
Total revenues	76	215	172	433	2,590

Operating expenses:
Research and development	(1,365)	(1,865)	(3,443)	(4,771)	(28,709)
License fees	-	-	-	-	(18,000)
Selling, general and administrative	(310)	(660)	(579)	(1,337)	(11,456)
Total operating expenses	(1,675)	(2,525)	(4,022)	(6,108)	(58,165)

Loss from operations	(1,599)	(2,310)	(3,850)	(5,675)	(55,575)
Income tax expense	-	(1)	(1)	(2)	(7)
Net loss arising during development stage	$(1,599)	$(2,311)	$(3,851)	$(5,677)	$(55,582)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.03)	$(0.05)	$(0.08)

Weighted average number of common shares outstanding	73,463,233	68,854,938	72,686,835	67,756,199

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,		Period from December 1, 2000 (Inception) through December 31,
	2008	2007	2008

Operating activities
Net loss arising during development stage	$(3,851)	$(5,677)	$(55,582)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Share based payments	65	-	1,707
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	60	45	(65)
Accounts payable	(440)	(327)	690
Accrued expenses	(292)	885	1,592
Amounts due to related company	(174)	294	255
Net cash used in operating activities	(4,632)	(4,780)	(51,403)

Financing activities
Net proceeds from issuance of common stock *	9,878	15,193	76,392
Net cash provided by financing activities	9,878	15,193	76,392
Net increase in cash and cash equivalents	5,246	10,413	24,989
Cash and cash equivalents at beginning of period	19,743	16,158	-
Cash and cash equivalents at end of period	$24,989	$26,571	$24,989

* Deferred offering costs of $110,000 from the year ended June 30, 2008 have been offset against net proceeds from the issuance of common stock in the six months to December 31, 2008.

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock	Additional paid in capital	Deficit accumulated during development stage	Total
	(shares)

Balance at June 30, 2008	68,854,938	$68,266	$(51,731)	$16,535
Net loss arising during development stage	-	-	(3,851)	(3,851)
Comprehensive Loss				(3,851)
Common Stock issued July 31, 2008	4,608,295	9,768	-	9,768

Warrants issued as share-based payment (refer Note 6)	-	65	-	65

Balance at December 31, 2008	73,463,233	$78,099	$(55,582)	$22,517

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

The Company’s main focus since commencing operations has been to undertake human clinical testing of phenoxodiol. Operations were expanded to include the additional licensed drug candidates triphendiol and NV-143. During fiscal year 2007, the Company commenced the OVATURE Phase III clinical trial for phenoxodiol (known as “OVATURE”). The Company has reached agreement under the Special Protocol Assessment process with the United States Food and Drug Administration (the “FDA”) on the design of its OVATURE pivotal study protocol for phenoxodiol. The trial is designed to test the ability of phenoxodiol to restore sensitivity of late-stage ovarian cancers to carboplatin, a standard form of therapy for ovarian cancer. During fiscal year 2008 and the period to December 31, 2008, the Company has continued to recruit patients into the OVATURE trial. Due to the global financial crisis the Company has decided to preserve cash and progress the development of triphendiol to an Investigational New Drug Application (“IND”), which was approved by the FDA in December 2008. The Company has put on hold, pending additional funding, further development of triphendiol and the development of NV-143, focusing its resources on OVATURE.

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

Cash and Cash Equivalents

Cash on hand and in banks and short-term deposits is stated at its nominal value. The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. Highly liquid investments with stated maturities of greater than three months are classified as short-term investments. The Company’s cash, held in the United States, is deposited in financial institutions that are FDIC insured. These deposits are in excess of the FDIC insurance limits. The Company also holds cash with Australian financial institutions. Cash deposits held in Australian banks are guaranteed by the Australian Government up to a maximum amount of A$1 million per account.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents and accounts payable, approximate fair value. Fair value has been determined based on the fair value of identical investments in active markets. All cash and cash equivalents are classified as level 1 as defined by SFAS No. 157. The Company has partially adopted SFAS No. 157 as allowed.

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

Stock-Based Compensation

On December 9, 2008, the Company adopted the Marshall Edwards, Inc. 2008 Stock Omnibus Equity Compensation Plan (the “Equity Compensation Plan”) and cancelled the Marshall Edwards, Inc. Share Option Plan (the “Share Option Plan”). No options were issued under the Share Option Plan. The Equity Compensation Plan provides for the issuance of a maximum of 7,000,000 shares of common stock in connection with the grant of options and/or other stock-based or stock-denominated awards to the Company’s non-employee directors, officers, employees and advisors. To date, the Company has issued options exercisable for 50,000 shares of common stock under the Equity Compensation Plan. For further details, see Note 8 “Significant Events after Balance Sheet Date”.

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

2.           Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(In Thousands, except share and per share data)		(In Thousands, except share and per share data)
Numerator
Net loss arising during development stage	(1,599)	(2,311)	(3,851)	(5,677)
Effect of dilutive securities	-	-	-	-
Numerator for diluted earnings per share	$(1,599)	$(2,311)	$(3,851)	$(5,677)

Denominator
Denominator for basic earnings per share:
Weighted average number of shares used in computing net loss per share, basic and diluted	73,463,233	68,854,938	72,686,835	67,756,199
Effect of dilutive securities	-	-	-	-
Dilutive potential common shares	73,463,233	68,854,938	72,686,835	67,756,199

Basic and diluted earnings per share	$(0.02)	$(0.03)	$(0.05)	$(0.08)

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

3.      Expenditure Commitments

At December 31, 2008, the Company had contractual obligations for the conduct of clinical trials, pre-clinical research and development and manufacturing process development of approximately $13,813,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. The amounts, assuming all treatment cycles are completed, are expected to be incurred as follows:

(In thousands)		Payment due by period
Contractual Obligations	Total	less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Purchase Obligations	$13,813	$8,041	$4,867	$905	$-

Total	$13,813	$8,041	$4,867	$905	$-

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

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(109)	$(1,490)	$(96)	$(2,215)
Segment assets	16,369	8,685	22,557	4,076

	Six Months Ended December 31, 2008		Six Months Ended December 31, 2007
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(362)	$(3,489)	$(175)	$(5,502)

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

2. In addition to the amounts above, the Licence Agreement for Phenoxodiol was amended in June 2006 and April 2007 to provide that upon the earliest receipt (the “approval Date”) by MEPL of the first:

(i)	approval by the FDA of a New Drug Application (“NDA”) for phenoxodiol;
(ii)	approval or authorization of any kind to market phenoxodiol in the United States; or
(iii)	approval or authorization of any kind by a government agency in any other country to market phenoxodiol;

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

No license fees have been accrued in respect of phenoxodiol at December 31, 2008.

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

No license fees have been accrued in respect of triphendiol or NV-143 at December 31, 2008.

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

Transactions giving rise to expenditures amounting to $1,208,000 and $1,217,000 were made under the Services Agreement with Novogen during the six months ended December 31, 2008 and 2007, respectively. Of these amounts, $786,000 and $738,000 related to service fees paid to Novogen for research and development services provided in the six months ended December 31, 2008 and 2007, respectively, reflecting the time spent by Novogen research staff on the development of phenoxodiol, triphendiol and NV-143. Additionally, $422,000 and $479,000 of the total expenditures during the six months ended December 31, 2008 and 2007, respectively, related to costs incurred for administration and accounting services provided by Novogen.

At December 31, 2008 and 2007, $255,000 and $453,000, respectively, were due and owing to Novogen under the services agreement and are included in amounts due to related company in the balance sheet.

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

There were no transactions under the Manufacturing License and Supply Agreement with Novogen during the six months ended December 31, 2008. Transactions giving rise to expenditures amounting to $25,000 were made under the Manufacturing License and Supply Agreement with Novogen during the six months ended December 31, 2007.

At December 31, 2008 and 2007 there was no amounts owning to Novogen under the Manufacturing License and Supply Agreement.

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

8. Significant Events after Balance Sheet Date

In January 2009, we filed a registration statement on Form S-8 with the SEC registering 7,000,000 shares of common stock eligible for issuance under the Equity Compensation Plan.

In January 2009, the Company issued options exercisable for 50,000 shares of common stock to Associate Professor Gil Mor of Yale University in recognition of his contribution to the development of phenoxodiol under the Equity Compensation Plan. The options have an exercise price of $0.63. The options are exercisable immediately and expire five years from date of issue.

Item 2:          Management’s Discussion and Analysis of Financial Condition and Results of Operation

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

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
• changes in industry practice; and
• one-time events.

These risks are not exhaustive. Other sections of this Quarterly Report may include additional factors which could adversely impact business and financial performance. In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2008 and in the Form 10-Q for the quarter ended September 30, 2008. Moreover, we operate in a very competitive and rapidly changing environment.

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

Overview

Our main focus since commencing operations is to undertake human clinical testing of phenoxodiol. Our operations were expanded to include the additional licensed drug candidates triphendiol and NV-143. During fiscal year 2007, we commenced the Phase III clinical trial (known as “OVATURE”). We have reached agreement under the Special Protocol Assessment process with the FDA on the design of our OVATURE pivotal study protocol for phenoxodiol. The trial is designed to test the ability of phenoxodiol to restore sensitivity of late-stage ovarian cancers to carboplatin, a standard form of therapy for ovarian cancer. During fiscal year 2008 and the period to December 31, 2008, the Company has continued to recruit patients into the OVATURE trial.

As at the date of the Quarterly Report, Novogen owns approximately 71.3% of the outstanding shares of our common stock.

We believe that the proceeds from the registered direct offering closed in July 2008 provides us with sufficient cash resources to fund operations over the next twelve months which include progressing the Phase III OVATURE trial.

Due to the current financial crisis and the uncertainties surrounding our ability to raise funds from the equity markets in the short to medium term, we have progressed the development of triphendiol to an IND, which was approved by the FDA in December 2008, and we have put on hold the development of NV-143. This will enable us to conserve cash and focus our resources on conducting the OVATURE trial. We will however need additional funds in order complete the OVATURE trial and to progress the clinical development program for triphendiol and NV-143 beyond the current objectives.

As of December 31, 2008, we had accumulated losses of $55,582,000.

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

Development Expenses

Research and development costs incurred since inception through December 31, 2008 aggregate to $28,709,000.

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
• the number of patients who participate in the trials;
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

Clinical trial expenses of $1,422,000 have been accrued at December 31, 2008. These estimates are based on the number of patients in each trial and the number of drug administration cycles completed.

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

Manufacturing expenses of $29,000 have been accrued at December 31, 2008. These estimates are based on the milestones completed for each of the service contracts.

Stock Based Compensation

We account for stock based payments in accordance with SFAS No. 123R “Share-Based Payments”. The costs of these equity-settled transactions are determined using a binomial model to calculate the fair value at the date on which they are granted. With respect to the fair value of the 62,091 warrants representing 248,364 warrant shares issued August 6, 2007 to Blue Trading, LLC as part of a placement fee, and the warrant representing 46,083 warrant shares issued to Mr. J. O’Connor July 30, 2008, in consideration for investor relations services rendered, the following assumptions were used:

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

On December 9, 2008, the Company adopted the Marshall Edwards, Inc. 2008 Stock Omnibus Equity Compensation Plan (the “Equity Compensation Plan”) and cancelled the Marshall Edwards, Inc. Share Option Plan (the “Share Option Plan”).  No options were issued under the Share Option Plan. The Equity Compensation Plan provides for the issuance of a maximum of 7,000,000 shares of common stock in connection with the grant of options and/or other stock-based or stock-denominated awards to the Company’s non-employee directors, officers, employees and advisors. To date, the Company has issued options exercisable for 50,000 shares of common stock under the Equity Compensation Plan.

See note 8 “Significant Events after Balance Date” for details of options issued under the Equity Compensation Plan in January 2009.

Results of Operations

Three Months Ended December 31, 2008 and 2007

We recorded a consolidated loss of $1,599,000 and $2,311,000 for the three months ended December 31, 2008 and 2007, respectively.

Revenues: We received interest on cash assets and cash equivalents and short term investments of $76,000 for the three months ended December 31, 2008 compared to $215,000 for the three months ended December 31, 2007. The decrease was primarily due to lower interest rates in the U.S. earned by our cash deposits.

Research and Development: Research and development expenses decreased $500,000 to $1,365,000 for the three months ended December 31, 2008 compared to $1,865,000 for the three months ended December 31, 2007. The reduction was due primarily to the cost of triphendiol pre-clinical trials and triphendiol drug supply cost incurred in quarter ending December 2007. These expenses have not been incurred in the quarter ended December 2008 as we have completed the development of triphendiol to IND stage.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $350,000 to $310,000 for the three months ended December 31, 2008 compared to $660,000 for the three months ended December 31, 2007. The decrease was primarily due to net foreign exchange gains, as described below, and reduced spending on public relations and reduced travel expenses.

Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of our wholly owned subsidiary Marshall Edwards Pty Ltd (“MEPL”). MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. However, exchange rates are volatile in the current market resulting from the global financial crisis and there is a possibility that foreign exchange gains/losses may have a material impact in future periods. At December 31, 2008, we had not established a foreign currency hedging program. Net foreign exchange gains during the three months ended December 31, 2008 were $150,000 compared with foreign exchange gains of $5,000 during the three months ended December 31, 2007.

Six Months Ended December 31, 2008 and 2007

We recorded a consolidated loss of $3,851,000 and $5,677,000 for the six months ended December 31, 2008 and 2007, respectively.

Revenues: We received interest on cash assets and cash equivalents and short term investments of $172,000 for the six months ended December 31, 2008 compared to $433,000 for the six months ended December 31, 2007. The decrease was primarily due to lower interest rates in the U.S. earned by our cash deposits.

Research and Development: Research and development expenses decreased $1,328,000 to $3,443,000 for the six months ended December 31, 2008 compared to $4,771,000 for the six months ended December 31, 2007. The reduction was due primarily to the manufacturing scale-up of phenoxodiol which is nearing completion and reduced expenditure relating to the development of triphendiol.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $758,000 to $579,000 for the six months ended December 31, 2008 compared to $1,337,000 for the six months ended December 31, 2007. The decrease was primarily due to net foreign exchange gains, as described below, and reduced spending on public relations and travel, partially offset by additional legal fees and share based payment expense incurred in the six months ended December 31, 2008.

Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of MEPL. MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. However, exchange rates are volatile in the current market resulting from the global financial crisis and there is a possibility that foreign exchange gains/losses may have a material impact in future periods. At December 31, 2008, we had not established a foreign currency hedging program. Net foreign exchange gains during the six months ended December 31, 2008 were $557,000 compared with foreign exchange losses of $99,000 during the six months ended December 31, 2007.

Liquidity and Capital Resources

We have traditionally raised capital through the sale of equity securities to investors.  Recently the financial services industry and credit markets have experienced a period of unprecedented turmoil characterized by bankruptcy, failure and collapse or sale of various financial institutions. Although the ultimate outcome of these events cannot be predicted, they may preclude us from raising the capital necessary to finance our business operations, including our clinical trials such as the OVATURE trial, through the sale of equity securities. In order to obtain the additional funding necessary to conduct our business, we may need to rely on collaboration and /or licensing opportunities. We cannot assure you that we will be able to raise the funds necessary to complete the OVATURE trial or find appropriate collaboration or licensing opportunities.

At December 31, 2008, we had cash resources of $24,989,000 compared to $19,743,000 at June 30, 2008. The increase was due to the registered direct offering in July 2008, as described below, which was partially offset by expenditures in the clinical trial program and other corporate expenses incurred in the period. Funds are invested in short term money market accounts, pending use.

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

Source and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the six months ended December 31, 2008 was $4,632,000 compared to $4,780,000 for the same period in 2007.

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

As a result of the uncertainty in the financial markets, we do not anticipate being able to raise additional funds through the equity markets in the short to medium term as a result we have progressed the development of triphendiol to an IND, which was approved by the FDA in December 2008, and we have put on hold the development of NV-143. This will enable us to conserve cash and focus our resources on conducting the OVATURE trial. We will however need additional funds in order complete the OVATURE trial and to progress the clinical development program for triphendiol and NV-143 beyond the current objectives. In order to obtain the additional funding necessary to conduct our business, we may need to rely on collaboration and /or licensing opportunities.  We cannot assure you that we will be able to raise the funds necessary to complete the OVATURE trial or find appropriate collaboration or licensing opportunities.

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

Contractual Obligations

For details of our contractual obligations at December 31, 2008 see Note 3 to the financial statements “Expenditure Commitments” on page 11 of this Quarterly Report.

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

Foreign Currency Risk

We conduct our business in various currencies, primarily in U.S. and Australian dollars. At December 31, 2008, we had not established a foreign currency hedging program. Net foreign exchange gains during the six months ended December 31, 2008 were $557,000 compared with net foreign exchange losses of $99,000 during the six months ended December 31, 2007. Foreign exchange gains and losses occur upon consolidation of MEPL, which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. However, exchange rates are volatile in the current market resulting from the global financial crisis and there is a possibility that foreign exchange gains/losses may have a material impact in future periods.

We do not consider the effects of foreign currency movements to be a material risk to our financial condition.

Item 4T:          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and have ensured that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding  required disclosures.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 4:                      Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Stockholders on December 9, 2008.

(b) Mr. Christopher Naughton and Mr. William D. Rueckert were elected to serve on the Company’s Board of Directors as directors until the 2011 Annual Meeting of Stockholders and until their respective successors have been elected and qualified.

The following directors continued their term of office after the meeting:
Professor Bryan Williams
Mr. Stephen Breckenridge
Mr. Philip Johnston
Professor Paul Nestel

(c) At the Annual Meeting of Stockholders held on December 9, 2008, holders of the Company’s common stock, voted to:
(i) elect each of Mr. Christopher Naughton and Mr. William D. Rueckert as members of the Company’s Board of Directors to serve for terms expiring at the 2011 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified;
(ii) adopt the Marshall Edwards, Inc. 2008 Stock Omnibus Equity Compensation Plan; and
(iii) ratify the appointment of BDO Kendalls Audit and Assurance (NSW-VIC) Pty Ltd as the Company’s auditors.

At the meeting the following votes for and against, as well as the number of abstentions and broker non-votes, were recorded for each matter as set forth below:

Matter	For	Against	Abstain	Withhold authority	Broker non-votes

1. Election of Directors
Christopher Naughton	59,585,660	-	-	3,600,924	-
William D. Rueckert	62,819,362	-	-	367,222	-

2. Adoption of the Marshall Edwards, Inc, 2008 Stock Omnibus Equity Compensation Plan.	57,578,876	2,857,409	62,875	-	2,687,424

3. Ratification of appointment of BDO Kendalls Audit & Assurance (NSW-VIC) Pty Ltd as auditors.	60,667,094	2,441,818	77,672	-	-

Item 6:          Exhibits

Exhibit Index

Exhibits

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL EDWARDS, INC.

/s/ DAVID SEATON

David R. Seaton
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: February 10, 2009

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

 Date: February 10, 2009

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

 Date: February 10, 2009

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

1.
The Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, (the “Form 10-Q”) to which this Certification is attached as Exhibit 32.1, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition of the Registrant at the end of the period covered by the Form 10-Q and results of operations of the registrant for the period covered by the Form 10-Q.

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

Dated: February 10, 2009

/s/ CHRISTOPHER NAUGHTON

Christopher Naughton
Chief Executive Officer

/s/ DAVID SEATON

David R. Seaton
Chief Financial Officer