Form 10-Q
period 2009-05-04
MARSHALL EDWARDS INC
filed 2009-05-05
CIK 1262104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒     No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☐    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Non-accelerated filer ☒
Accelerated filer ☐	Smaller reporting entity ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐      No    ☒

As of April 30, 2009 the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 73,463,233.

MARSHALL EDWARDS, INC.

INDEX
PART I	FINANCIAL INFORMATION	Page

Item 1:	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of March 31, 2009 and June 30, 2008	3
	Consolidated Statements of Operations for the three months and nine months ended March 31, 2009 and 2008 and for the period from December 1, 2000 (inception) through March 31, 2009	4
	Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 and 2008 and for the period from December 1, 2000 (inception) through March 31, 2009	5
	Consolidated Statement of Stockholders’ Equity	6
	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4T:	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 1A:	Risk Factors	31

Item 6:	Exhibits	32

SIGNATURES		33

PART I  FINANCIAL INFORMATION
Item 1: Financial Statements

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	June 30,
	2009	2008
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$23,152	$19,743
Deferred offering costs	-	110
Prepaid expenses and other current assets	154	125
Total current assets	23,306	19,978
Total assets	$23,306	$19,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,112	$1,130
Accrued expenses	1,362	1,884
Amount due to related company	194	429
Total current liabilities	2,668	3,443

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 100,000 shares,
none outstanding	-	-
Common stock, $ 0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 73,463,233 at
March 31, 2009 and 68,854,938 at June 30, 2008	-	-
Additional paid-in capital	78,124	68,266
Deficit accumulated during development stage	(57,486)	(51,731)
Total stockholders' equity	20,638	16,535
Total liabilities and stockholders' equity	$23,306	$19,978

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,		Period from December 1, 2000 (Inception) through March 31,
	2009	2008	2009	2008	2009

Revenues:
Interest and other income	$29	$149	$201	$582	$2,619
Total revenues	29	149	201	582	2,619

Operating expenses:
Research and development	(1,545)	(1,860)	(4,988)	(6,631)	(30,254)
License fees	-	(1,000)	-	(1,000)	(18,000)
Selling, general and administrative	(388)	(620)	(967)	(1,957)	(11,844)
Total operating expenses	(1,933)	(3,480)	(5,955)	(9,588)	(60,098)

Loss from operations	(1,904)	(3,331)	(5,754)	(9,006)	(57,479)
Income tax expense	-	(1)	(1)	(3)	(7)
Net loss arising during development stage	$(1,904)	$(3,332)	$(5,755)	$(9,009)	$(57,486)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.05)	$(0.08)	$(0.13)

Weighted average number of common shares outstanding	73,463,233	68,854,938	72,941,857	68,119,782

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,		Period from December 1, 2000 (Inception) through March 31,
	2009	2008	2009

Operating activities
Net loss arising during development stage	$(5,755)	$(9,009)	$(57,486)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Share based payments	90	-	1,732
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29)	(137)	(154)
Accounts payable	(18)	(131)	1,112
Accrued expenses	(522)	568	1,362
Amounts due to related company	(235)	312	194
Net cash used in operating activities	(6,469)	(8,397)	(53,240)

Financing activities
Net proceeds from issuance of common stock *	9,878	15,141	76,392
Net cash provided by financing activities	9,878	15,141	76,392
Net increase in cash and cash equivalents	3,409	6,744	23,152
Cash and cash equivalents at beginning of period	19,743	16,158	-
Cash and cash equivalents at end of period	$23,152	$22,902	$23,152

* Deferred offering costs of $110,000 from the year ended June 30, 2008 have been offset against net proceeds from the issuance of common stock in the nine months to March 31, 2009.

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock	Additional paid in capital	Deficit accumulated during development stage	Total
	(shares)

Balance at June 30, 2008	68,854,938	$68,266	$(51,731)	$16,535
Net loss arising during development stage	-	-	(5,755)	(5,755)
Comprehensive Loss				(5,755)
Common Stock issued July 31, 2008	4,608,295	9,768	-	9,768

Warrants issued as share-based payment (refer Note 6)	-	90	-	90

Balance at March 31, 2009	73,463,233	$78,124	$(57,486)	$20,638

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.      Basis of Presentation and Summary of Significant Accounting Policies

Marshall Edwards, Inc. (“MEI”) including its wholly-owned subsidiary Marshall Edwards Pty Ltd (“MEPL”) (together, the “Group or the “Company”) is a development stage company incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited (“Novogen”).  As of the date of this Quarterly Report, Novogen owns approximately 71.3% of the outstanding shares of the Company’s common stock.

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles or “GAAP” for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934 as amended. Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009 or any other future period. The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date. You should read these financial statements and notes in conjunction with the audited financial statements for the year ended June 30, 2008 which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements include the accounts of MEI and its wholly-owned subsidiary MEPL. Significant intercompany accounts and transactions have been eliminated on consolidation.

Estimates

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Stock-Based Compensation

On December 9, 2008, the Company adopted the Marshall Edwards, Inc. 2008 Stock Omnibus Equity Compensation Plan (the “Equity Compensation Plan”) and cancelled the Marshall Edwards, Inc. Share Option Plan (the “Share Option Plan”). No options were issued under the Share Option Plan. The Equity Compensation Plan provides for the issuance of a maximum of 7,000,000 shares of common stock in connection with the grant of options and/or other stock-based or stock-denominated awards to the Company’s non-employee directors, officers, employees and advisors. To date, the Company has issued options exercisable for 50,000 shares of common stock under the Equity Compensation Plan. For further details, see Note 6 “Equity”.

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

2.           Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(In Thousands, except share and per share data)		(In Thousands, except share and per share data)
Numerator
Net loss arising during development stage	(1,904)	(3,332)	(5,755)	(9,009)
Effect of dilutive securities	-	-	-	-
Numerator for diluted earnings per share	$ (1,904)	$ (3,332)	$ (5,755)	$ (9,009)

Denominator
Denominator for basic earnings per share:
Weighted average number of shares used in computing net loss per share, basic and diluted	73,463,233	68,854,938	72,941,857	68,119,782
Effect of dilutive securities	-	-	-	-
Dilutive potential common shares	73,463,233	68,854,938	72,941,857	68,119,782

Basic and diluted earnings per share	$ (0.03)	$ (0.05)	$ (0.08)	$ (0.13)

During the period presented, the Company had warrants and stock options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. Since the Company has a loss for all periods presented, diluted and basic earnings per share are the same. The outstanding warrants and stock options consist of the following potential common shares:

	As at March 31,
	2009	2008
	(Number of warrant shares)
Warrants exercisable prior to July 11, 2010 at an exercise price of $4.35	2,815,258	2,815,258
Warrants exercisable prior to August 6, 2012 at an exercise price of $3.60	2,185,598	2,185,598
Warrants exercisable prior to August 6, 2012 at an exercise price of $3.00	248,364	248,364
Warrants exercisable prior to July 30, 2013 at an exercise price of $2.17	46,083	-
Stock options exercisable prior to January 28, 2014 at an exercise price of $0.63	50,000	-
Common shares issuable upon exercise of outstanding warrants	5,345,303	5,249,220

During August 2007, the Company issued 5,464,001 shares of common stock and warrants exercisable for 2,433,962 shares of common stock in connection with a private placement or PIPE capital raising. For further details see Note 6 “Equity”.

During July 2008, the Company issued 4,608,295 shares of common stock and warrants exercisable for 46,083 shares of common stock in a registered direct offering. For further details see Note 6 “Equity”.

During January 2009, the Company issued stock options exercisable for 50,000 shares of common stock. For further details see Note 6 “Equity”.

3.      Expenditure Commitments

At March 31, 2009, the Company had contractual obligations for the conduct of clinical trials, pre-clinical research and development and manufacturing process development of approximately $14,874,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. The amounts, assuming all treatment cycles are completed, are expected to be incurred as follows:

(In thousands)		Payment due by period
Contractual Obligations	Total	less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Purchase Obligations	$14,874	$9,283	$4,581	$1,010	$-

Total	$14,874	$9,283	$4,581	$1,010	$-

We have included an amount of $2,000,000 for a milestone licence fee  payment to Novogen under the terms of the Licence Agreement for Triphendiol and NV-143 which becomes due on June 30, 2009 and is not subject to termination provisions. No other amounts have been included for future payments to Novogen which may arise in connection with the Phenoxodiol Licence Agreement, the Licence Agreement for Triphendiol and NV-143, the Services Agreement or the Manufacturing Licence and Supply Agreement, as future payments under the terms of the agreements are subject to termination provisions. The terms of the agreements, including future payments, are detailed in Note 5 “Related Party Transactions.”

The Company is not currently a party to any material legal proceedings.

The Company’s certificate of incorporation provides that it will indemnify Novogen in connection with certain actions brought against Novogen by any of the Company’s stockholders or any other person.

Pursuant to the terms of a Guarantee and Indemnity Agreement, the Company has guaranteed the payment and performance of the obligations of MEPL to Novogen and its subsidiaries, Novogen Laboratories Pty Limited and Novogen Research Pty Limited, under the Phenoxodiol Licence Agreement, the Manufacturing Licence and Supply Agreement and the Services Agreement. Novogen has guaranteed the performance of the obligations of Novogen Research Pty Limited under the Phenoxodiol Licence Agreement and the obligations of Novogen Laboratories Pty Limited under the Manufacturing Licence and Supply Agreement to MEPL. Each of the Company and Novogen’s obligations in the Guarantee and Indemnity Agreement are absolute, unconditional and irrevocable.

It is expected that the decision to cease patient recruitment from the OVATURE trial will result in reduced future expenditure commitments, due to the reduced number of patients participating in the trial and a reduction in the associated monitoring and trial management costs. As at the date of the report the amount of such reductions are not able to be estimated.

4.           Segment Information

The business contains two major operating segments based on geographic location.

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(103)	$(1,801)	$(55)	$(3,277)
Segment assets	16,204	7,102	22,428	770

	Nine Months Ended March 31, 2009		Nine Months Ended March 31, 2008
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(465)	$(5,290)	$(230)	$(8,779)

5.           Related Party Transactions

Licence Agreement for Phenoxodiol, as amended

In September 2003, the Company entered into a license agreement pursuant to which Novogen’s subsidiary, Novogen Research Pty Limited, granted to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute phenoxodiol products (the “Phenoxodiol Licence Agreement”). The Phenoxodiol Licence Agreement covers uses of phenoxodiol in the field of prevention, treatment or cure of cancer in humans, delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the Phenoxodiol Licence Agreement by giving three months notice to Novogen. MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum license fee payment due under the terms of the Phenoxodiol Licence Agreement. Also, MEPL paid $2,000,000 to Novogen in January 2005 and $4,000,000 in January 2006 which were the annual milestone license fee payments due under the Phenoxodiol Licence Agreement. The Company paid a second lump sum license fee of $5,000,000 to Novogen in July 2006 following the raising of funds in a private placement or PIPE. This license fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeded $50,000,000. Following the PIPE capital raising which closed on July 11, 2006, the funds received from equity issuances exceeded $50,000,000 which triggered this license fee payment. Future amounts payable to Novogen under terms of the Phenoxodiol Licence Agreement are as follows:

1. Until the expiration of the exclusivity period of the license, MEPL must pay Novogen 2.5% of all net sales and 25% of commercialization income. After the exclusivity period of the license, 1.5% of net sales must be paid to Novogen. The preconditions to such payments have not yet occurred.

The “Exclusivity Period” ends on the later of:

(a)	the date of expiration or lapsing of the last patent right in the patents and patent applications set out in the Phenoxodiol Licence Agreement with Novogen; or

(b)
the date of expiration or lapsing of the last licensed patent right which MEPL would, but for the license granted in the Phenoxodiol Licence Agreement, infringe in any country in the geographical territory covered by the Phenoxodiol Licence Agreement by doing in that country any of the things set out in the Phenoxodiol Licence Agreement.

2. In addition to the amounts above, the Licence Agreement for Phenoxodiol was amended in June 2006 and April 2007 to provide that upon the earliest receipt (the “Approval Date”) by MEPL of the first:

(i)	approval by the U.S. Food and Drug Administration (the “FDA”) of a New Drug Application (“NDA”) for phenoxodiol;
(ii)	approval or authorization of any kind to market phenoxodiol in the United States; or
(iii)	approval or authorization of any kind by a government agency in any other country to market phenoxodiol,

MEPL will be required to pay Novogen Research Pty Limited $8,000,000, together with interest on such amount from (and including) December 31, 2006 to (but excluding) the Approval Date. Thereafter, MEPL will be required to make license milestone fee payments of $8,000,000 to Novogen Research Pty Limited on December 31 of the year of the Approval Date and on December 31 of each year thereafter during the exclusivity period under the Phenoxodiol Licence Agreement.

No license fees have been accrued in respect of phenoxodiol at March 31, 2009.

Licence Agreement for Triphendiol and NV-143

In May 2006, the Company entered into a second license agreement with Novogen for two oncology compounds, triphendiol and NV-143 (the “Licence Agreement for Triphendiol and NV-143”). Triphendiol is being developed initially in oral form for the treatment of pancreatic and bile duct cancer and is currently in Phase I human testing. NV-143 is targeted for the treatment of melanoma, also in oral dose form, and is in the pre-clinical testing stage. The Licence Agreement for Triphendiol and NV-143 is an agreement under which Novogen’s subsidiary, Novogen Research Pty Limited, grants to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute triphendiol and NV-143 products. The Licence Agreement for Triphendiol and NV-143 covers uses of triphendiol and NV-143 in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the agreement by giving three months notice to Novogen. The Company is required to make payments under the terms of the Licence Agreement for Triphendiol and NV-143 with Novogen as follows:

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
   The milestone license fees are:
i)
$1,000,000 on the date an Investigation New Drug Application (“IND”) for the licensed product goes into effect or the equivalent approval of a government agency is obtained in another country. If this event does not occur before March 31, 2008 then this amount will be due on this date. The amount of $1,000,000 was paid to Novogen on March 31, 2008 under the terms of this agreement;

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

No license fees have been accrued in respect of triphendiol or NV-143 at March 31, 2009.

Amended and Restated Licence Option Deed

On September 24, 2003, MEPL and Novogen Research Pty Limited entered into an Amended and Restated Licence Option Deed (the “Licence Option Deed”). The Licence Option deed grants MEPL an exclusive right to accept and an exclusive right to match any proposed dealing by Novogen of its intellectual property rights with a third party relating to synthetic compounds (other than phenoxodiol) that have known or potential applications in the field of prevention, treatment or cure of cancer in humans in all forms other than topical applications.

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

Transactions giving rise to expenditures amounting to $1,713,000 and $2,137,000 were made under the Services Agreement with Novogen during the nine months ended March 31, 2009 and 2008, respectively. Of these amounts, $1,111,000 and $1,408,000 related to service fees paid to Novogen for research and development services provided in the nine months ended March 31, 2009 and 2008, respectively, reflecting the time spent by Novogen research staff on the development of phenoxodiol, triphendiol and NV-143. Additionally, $602,000 and $729,000 of the total expenditures during the nine months ended March 31, 2009 and 2008, respectively, related to costs incurred for administration and accounting services provided by Novogen.

At March 31, 2009 and 2008, $194,000 and $560,000, respectively, were due and owing to Novogen under the services agreement and are included in amounts due to related company in the balance sheet.

Manufacturing Licence and Supply Agreement

On September 24, 2003, MEPL and Novogen Laboratories Pty Limited, a subsidiary of Novogen, entered into an amended and restated manufacturing license and supply agreement (the “Manufacturing Licence and Supply Agreement”). Under the terms of the Manufacturing Licence and Supply Agreement, MEPL has granted to Novogen Laboratories Pty Limited an exclusive, non-transferable sub license to manufacture and supply phenoxodiol in its primary manufactured form. Novogen Laboratories Pty Limited has agreed to supply phenoxodiol to MEPL for the clinical trial development program and phenoxodiol’s ultimate commercial use. Phenoxodiol supplied by Novogen under the terms of this agreement will be charged at cost plus a 50% markup.

There were no transactions under the Manufacturing Licence and Supply Agreement with Novogen during the nine months ended March 31, 2009. Transactions giving rise to expenditures amounting to $31,000 were made under the Manufacturing Licence and Supply Agreement with Novogen during the nine months ended March 31, 2008.

At March 31, 2009 there were no amounts owed to Novogen under the Manufacturing Licence and Supply Agreement compared to March 31, 2008 which amounted to $7,000.

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

The Company entered into a Securities Subscription Agreement dated as of July 28, 2008 with Novogen and OppenheimerFunds, Inc. (“Oppenheimer”) pursuant to which the Company sold 2,908,295 and 1,700,000 shares of common stock to Novogen and Oppenheimer, respectively, with Oppenheimer acting as adviser to each of the following parties severally and not jointly: (i) Oppenheimer International Growth Fund; (ii) Mass Mutual International Equity Fund; (iii) Oppenheimer International Growth Fund/VA; (iv) AZL Oppenheimer International Growth Fund; (v) OFITC International Growth Fund; and (vi) OFI International Equity Fund, at a purchase price of $2.17 per share, the consolidated closing bid price of the Company’s Common Stock as quoted by the Nasdaq Market Intelligence Desk at 4:00 PM EST on July 28, 2008.  The shares were registered under the Securities Act of 1933, as amended (the “Securities Act”), under the Shelf Registration Statement. The Company received net proceeds of $9.8 million from the sale of the shares.

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

In January 2009, the Company issued a stock option exercisable for 50,000 shares of common stock to Associate Professor Gil Mor of Yale University in recognition of his contribution to the development of phenoxodiol under the Equity Compensation Plan. The options have an exercise price of $0.63. The options are exercisable immediately and expire five years from date of issue.

7. Contingent Liabilities

Under the terms of the license agreements with Novogen, milestone license fee payments are payable upon achieving certain milestones. Details of the payments due under these agreements are detailed in Note 5 “Related Party Transactions.” The license agreements are subject to termination provisions.

8. Significant Events after Balance Sheet Date

In April 2009, the Company announced its determination to terminate enrollment into the OVATURE Phase III trial and its intention to undertake an un-blinded analysis of the data from the trial.  The patients currently enrolled in the trial will continue their treatment according to the study protocol.  However, the Company will cease recruiting new patients to participate in the OVATURE trial and the available data from the 142 completed and current patients will be analyzed for safety and efficacy outcomes.

The Company decided to terminate new enrollment into the OVATURE Phase III trial and assess the available patient data, in part, because it believes that the global financial downturn makes it unlikely that the Company will be able to raise the necessary capital through debt or equity issuances in the near future to fund the trial to completion as originally planned.  Additionally, changes in the standard of care over the period that the OVATURE trial has been in operation resulted in fewer women meeting the inclusion criteria of the OVATURE protocol, which slowed patient recruitment rates.

The Company intends to allocate its current funds of approximately $23 million to completing the OVATURE data analysis of 142 patients, pursuing negotiations for out-licensing phenoxodiol should evidence of efficacy and safety emerge from the OVATURE analysis, maintaining other ongoing phenoxodiol ovarian and prostate cancer clinical trials, initiating the triphendiol clinical program, and in-licensing further promising anti-cancer compounds from Novogen.

It is expected that the decision to cease patient recruitment from the OVATURE trial will result in reduced future expenditure commitments, due to the reduced number of patients participating in the trial and a reduction in the associated monitoring and trial management costs. As at the date of the report the amount of such reductions are not able to be estimated.

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
• our termination of new enrollment into the OVATURE Phase III clinical trial;
• costs and delays in the development and/or receipt of the approval of the U.S. Food and Drug Administration
            (the “FDA”) or other required governmental approvals, or the failure to obtain such approvals, for our product candidates;

• uncertainties in clinical trial results;
• our inability to demonstrate the efficacy and safety of phenoxodiol for the recruitment of platinum resistant late stage ovarian cancer;
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
• costs stemming from our defense against third party intellectual property infringement claims;
• difficulties in enforcement of civil liabilities against those of our officers and directors who are residents of jurisdictions outside the United States;
• general economic conditions;
• the failure of any products to gain market acceptance;
• technological changes;
• government regulation generally and the receipt of the regulatory approvals;
• changes in industry practice; and
• one-time events.

These risks are not exhaustive. Other sections of this Quarterly Report may include additional factors which could adversely impact business and financial performance. In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2008 and in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008. Moreover, we operate in a very competitive and rapidly changing environment.

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

In April 2009, we announced our determination to terminate enrollment into the OVATURE Phase III trial and our intention to undertake an un-blinded analysis of the available data from the trial.  The patients currently enrolled in the trial will continue their treatment according to the study protocol.  However, we will cease recruiting new patients to participate in the OVATURE trial and the available data from the 142 completed and current patients will be analyzed for safety and efficacy outcomes.

We decided to terminate new enrollment into the OVATURE Phase III trial and assess the available patient data, in part, because we believe that the global financial downturn makes it unlikely that we will be able to raise the necessary capital through debt or equity issuances in the near future to fund the trial to completion as originally planned.  Additionally, changes in the standard of care over the period that the OVATURE trial has been in operation resulted in fewer women meeting the inclusion criteria of the OVATURE protocol, which slowed patient recruitment rates.

We intend to allocate our current funds of approximately $23 million to completing the OVATURE data analysis of 142 patients, pursuing negotiations for out-licensing phenoxodiol should evidence of efficacy and safety emerge from the OVATURE analysis, maintaining other ongoing phenoxodiol ovarian and prostate cancer clinical trials, initiating the triphendiol clinical program, and in-licensing further promising anti-cancer compounds from Novogen.

We believe that the proceeds from the registered direct offering closed in July 2008 and savings generated from ceasing the OVATURE trial will provide us with sufficient cash resources to fund these operations over the next twelve months.

We will, however, need additional funds in order complete the planned clinical development programs beyond the current objectives.

As of March 31, 2009, we had accumulated losses of $57,486,000.

We have not generated any revenues from operations since inception other than interest on cash assets.

We do not employ any staff directly but obtain services from Novogen under the Services Agreement. We have incurred losses since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future.

Expenses to date have consisted primarily of costs associated with conducting the clinical trials of phenoxodiol including OVATURE, costs incurred under the Phenoxodiol Licence Agreement, as amended, the Licence Agreement for Triphendiol and NV-143, the Services Agreement and the Manufacturing Licence and Supply Agreements with Novogen and its subsidiaries, including the costs of the clinical trial drug supplies.

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

Development Expenses

Research and development costs incurred since inception through March 31, 2009 aggregate to $30,254,000.

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

Clinical trial expenses of $1,260,000 have been accrued at March 31, 2009. These estimates are based on the number of patients in each trial and the number of drug administration cycles completed.

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

Stock Based Compensation

On December 9, 2008, we adopted the Marshall Edwards, Inc. 2008 Stock Omnibus Equity Compensation Plan (the “Equity Compensation Plan”) and cancelled the Marshall Edwards, Inc. Share Option Plan (the “Share Option Plan”).  No options were issued under the Share Option Plan. The Equity Compensation Plan provides for the issuance of a maximum of 7,000,000 shares of common stock in connection with the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, employees and advisors. To date, we have issued options exercisable for 50,000 shares of common stock under the Equity Compensation Plan.

See Note 6 “Equity” for details of options issued under the Equity Compensation Plan in January 2009.

We account for stock based payments in accordance with SFAS No. 123R “Share-Based Payments”. The costs of these equity-settled transactions are determined using a binomial model to calculate the fair value at the date on which they are granted. With respect to the fair value of the 62,091 warrants representing 248,364 warrant shares issued August 6, 2007 to Blue Trading, LLC as part of a placement fee, the warrant representing 46,083 warrant shares issued to Mr. J. O’Connor July 30, 2008, in consideration for investor relations services rendered, and the stock option representing 50,000 shares of common stock issued to Associate Professor Gil Mor of Yale University in January 28, 2009, in recognition of his contribution to the development of phenoxodiol under the Equity Compensation Plan, the following assumptions were used:

	August 6, 2007	July 30, 2008	January 28, 2009
Dividend yield	0%	0%	0%
Expected volatility	71%	81%	111%
Historical volatility	71%	81%	111%
Risk-free interest rate	4.13%	3.36%	1.70%
Expected life of warrant	5 years	5 years	5 years
Warrant fair value	$1.777	$1.41	$0.50

The dividend yield reflects the assumption that the current dividend payout, which is zero, will continue with no anticipated increases. The expected life of the warrant or stock option is based on historical data and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility is indicative of future trends, which may also not necessarily be the actual outcome.

Results of Operations

Three Months Ended March 31, 2009 and 2008

We recorded a consolidated loss of $1,904,000 and $3,332,000 for the three months ended March 31, 2009 and 2008, respectively.

Revenues: We received interest on cash assets and cash equivalents and short term investments of $29,000 for the three months ended March 31, 2009 compared to $149,000 for the three months ended March 31, 2008. The decrease was primarily due to lower interest rates in the U.S. earned by our cash deposits.

Research and Development: Research and development expenses decreased $315,000 to $1,545,000 for the three months ended March 31, 2009 compared to $1,860,000 for the three months ended March 31, 2008. The reduction was due to reduced costs associated with the recruitment into the OVATURE trial and reduced service fees charged by Novogen in $A, as a result of falling $A compared to the $US .

Selling, General and Administrative: Selling, general and administrative expenses decreased by $232,000 to $388,000 for the three months ended March 31, 2009 compared to $620,000 for the three months ended March 31, 2008. The decrease was due to net foreign exchange gains (described below), reduced spending on public relations, reduced travel expenses and reduced service fees charged by Novogen in $A, as a result of falling $A compared to the $US.

Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of our wholly owned subsidiary Marshall Edwards Pty Ltd (“MEPL”). MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. However, exchange rates are volatile in the current market resulting from the global financial crisis and there is a possibility that foreign exchange gains/losses may have a material impact in future periods. At March 31, 2009, we had not established a foreign currency hedging program. Net foreign exchange gains during the three months ended March 31, 2009 were $1,000 compared with foreign exchange losses of $61,000 during the three months ended March 31, 2008.

Nine months Ended March 31, 2009 and 2008

We recorded a consolidated loss of $5,755,000 and $9,009,000 for the nine months ended March 31, 2009 and 2008, respectively.

Revenues: We received interest on cash assets and cash equivalents and short term investments of $201,000 for the nine months ended March 31, 2009 compared to $582,000 for the nine months ended March 31, 2008. The decrease was primarily due to lower interest rates in the U.S. earned by our cash deposits.

Research and Development: Research and development expenses decreased $1,643,000 to $4,988,000 for the nine months ended March 31, 2009 compared to $6,631,000 for the nine months ended March 31, 2008. The reduction was due to reduced manufacturing scale-up costs of phenoxodiol, reduced expenditure relating to the development of triphendiol, reduced costs associated with the recruitment into the OVATURE trial and reduced service fees charged by Novogen in $A, as a result of falling $A compared to the $US.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $990,000 to $967,000 for the nine months ended March 31, 2009 compared to $1,957,000 for the nine months ended March 31, 2008. The decrease was primarily due to net foreign exchange gains, as described below, and reduced spending on public relations and travel, partially offset by additional legal fees and share based payment expense incurred in the nine months ended March 31, 2009.

Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of MEPL. MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. However, exchange rates are volatile in the current market resulting from the global financial crisis and there is a possibility that foreign exchange gains/losses may have a material impact in future periods. At March 31, 2009, we had not established a foreign currency hedging program. Net foreign exchange gains during the nine months ended March 31, 2009 were $558,000 compared with foreign exchange losses of $159,000 during the nine months ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2009, we had cash resources of $23,152,000 compared to $19,743,000 at June 30, 2008. The increase was due to the registered direct offering in July 2008, as described below, which was partially offset by expenditures in the clinical trial program and other corporate expenses incurred in the period. Funds are invested in short term money market accounts, pending use.

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

In January 2009, we issued the stock option exercisable for 50,000 shares of common stock to Associate Professor Gil Mor of Yale University in recognition of his contribution to the development of phenoxodiol under the Equity Compensation Plan. The options have an exercise price of $0.63. The options are exercisable immediately and expire five years from date of issue.

Given the current state of the global financial markets, we do not expect to be able to raise additional capital through the issuance of equity or debt in the near term.

Source and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended March 31, 2009 was $6,469,000 compared to $8,397,000 for the same period in 2008.

Cash Requirements
The Company intends to allocate its current funds of approximately $23 million to completing the OVATURE data analysis of 142 patients, pursuing negotiations for out-licensing phenoxodiol should evidence of efficacy and safety emerge from the OVATURE analysis, maintaining other ongoing phenoxodiol ovarian and prostate cancer clinical trials, initiating the triphendiol clinical program, and in-licensing further promising anti-cancer compounds from Novogen.

Specifically we intend to:

•	Complete the Phase Ib/IIa study of phenoxodiol in combination with the Sanofi-Aventis drug Docetaxel (Taxotere®) in ovarian cancer currently underway at the Yale University School of Medicine;

•	Complete at Yale, the Phase II clinical trial of phenoxodiol comparing its safety and efficacy in patients with early stage and advanced prostate cancer.

•
Commence the development of the drug candidate triphendiol (NV-196), for which an Investigational New Drug Application (“IND”) has been granted by the FDA, allowing clinical trials to commence in the U.S. for pancreatic and bile duct cancers. In addition, this drug was designated by the FDA as an Orphan Drug for treatment of pancreatic cancer, bile duct cancer, and late stage melanoma;

•	Complete negotiations with Novogen to in-licence the mTOR inhibitor NV-128, which has shown compelling preclinical results to date.

Ongoing operations through the conduct of the clinical trial program will continue to consume cash resources without generating revenues. In order to obtain the additional funding necessary to conduct our business, we may need to rely on collaboration and /or licensing opportunities.  We cannot assure you that we will be able to raise the funds necessary to fund our programs or find appropriate collaboration or licensing opportunities.

Payments to Novogen

Future payments to Novogen under the terms of the Phenoxodiol Licence Agreement, as amended and the Licence Agreement for Triphendiol and NV-143 are detailed in Note 5 of the financial statements “Related Party Transactions” on page 12 of this Quarterly Report.

We will also be required to make payments to Novogen under the Services Agreement and Manufacturing Licence and Supply Agreement.

We do not intend to incur any significant capital expenditures in the foreseeable future.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Contractual Obligations

For details of our contractual obligations at March 31, 2009 see Note 3 to the financial statements “Expenditure Commitments” on page 11 of this Quarterly Report.

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

Foreign Currency Risk

We conduct our business in various currencies, primarily in U.S. and Australian dollars. At March 31, 2009, we had not established a foreign currency hedging program. Net foreign exchange gains during the nine months ended March 31, 2009 were $558,000 compared with net foreign exchange losses of $159,000 during the nine months ended March 31, 2008. Foreign exchange gains and losses occur upon consolidation of MEPL, which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. However, exchange rates are volatile in the current market resulting from the global financial crisis and there is a possibility that foreign exchange gains/losses may have a material impact in future periods.

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

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1A:    Risk Factors

Set forth below in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission, including, without limitation, our most recently filed Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements in this Quarterly Report on Form 10-Q. We believe that these risks and uncertainties are the principal material risks facing the Company as of the date of this Quarterly Report on Form 10-Q. In the future, we may become subject to additional risks that are not currently known to us. If any of these risks actually occur, our business, financial condition and operating results could be seriously harmed. As a result, the trading price of our common stock could decline, and you could lose all or part of the value of your investment.

We have terminated new enrollment into our OVATURE Phase III trial and may not be able to pursue commercialization of phenoxodiol at this time.

We have terminated new enrollment into the OVATURE Phase III trial, in part, because we believe that the global financial downturn makes it unlikely that we will be able to raise the necessary capital through debt or equity issuances in the near future to fund the trial to completion as originally planned. We have ceased recruiting the necessary number of additional patients to complete the trial as originally planned. As a result of our termination of new enrollment into the OVATURE Phase III trial, we may not be able to pursue commercialization of phenoxodiol at this time.

If our un-blinded data analysis of the patient data from the OVATURE Phase III trial does not demonstrate the safety and efficacy of phenoxodiol for the treatment of platinum-resistant late-stage ovarian cancer, we may be unable to out-license phenoxodiol to third parties for this purpose.

We have decided to undertake an un-blinded analysis of the available data from the 142 completed or current patients in the OVATURE Phase III trial to assess the safety and efficacy of phenoxodiol for the treatment of platinum-resistant late-stage ovarian cancer. If our analysis demonstrates the safety and efficacy of phenoxodiol, we may be able to out-license phenoxodiol to third parties and receive licensing revenues.  If our analysis shows that phenoxodiol is not safe and /or not effective, however, we may not be able to out-license phenoxodiol to third parties.

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

Date: May 1, 2009

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

/s/CHRISTOPHER NAUGHTON

Christopher Naughton
Chief Executive Officer

Date: May 1, 2009

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

Date: May 1, 2009

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

1.
The Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, (the “Form 10-Q”) to which this Certification is attached as Exhibit 32.1, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition of the Registrant at the end of the period covered by the Form 10-Q and results of operations of the registrant for the period covered by the Form 10-Q.

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

Dated: May 1, 2009