Form 10-Q
period 2009-11-05
MARSHALL EDWARDS INC
filed 2009-11-12
CIK 1262104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009 the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 73,463,233.

MARSHALL EDWARDS, INC.

INDEX
PART I	FINANCIAL INFORMATION	Page

Item 1:	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of September 30, 2009 and June 30, 2009	3
	Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008 and for the period from December 1, 2000 (inception) through September 30, 2009	4
	Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008 and for the period from December 1, 2000 (inception) through September 30, 2009	5
	Consolidated Statement of Stockholders’ Equity	6
	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	18

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4T:	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 6:	Exhibits	28

SIGNATURES		29

PART I  FINANCIAL INFORMATION
Item 1:     Financial Statements

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	June 30,
	2009	2009
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$15,233	$19,067
Prepaid expenses and other current assets	54	289
Total current assets	15,287	19,356
Total assets	$15,287	$19,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,270	$736
Accrued expenses	930	3,186
Amount due to related company	282	221
Total current liabilities	2,482	4,143

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 100,000 shares,
none outstanding	-	-
Common stock, $ 0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 73,463,233 at
September 30, 2009 and 73,463,233 at June 30, 2009	-	-
Additional paid-in capital	78,124	78,124
Deficit accumulated during development stage	(65,319)	(62,911)
Total stockholders' equity	12,805	15,213
Total liabilities and stockholders' equity	$15,287	$19,356

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Period from December 1, 2000 (Inception) through September 30,
	2009	2008	2009

Revenues:
Interest and other income	$26	$96	$2,672
Total revenues	26	96	2,672

Operating expenses:
Research and development	(503)	(2,078)	(33,546)
License fees	(1,500)	-	(21,500)
Selling, general and administrative	(431)	(269)	(12,938)
Total operating expenses	(2,434)	(2,347)	(67,984)

Loss from operations	(2,408)	(2,251)	(65,312)
Income tax expense	-	(1)	(7)
Net loss arising during development stage	$(2,408)	$(2,252)	$(65,319)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	73,463,233	71,910,438

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Period from December 1, 2000 (Inception) through September 30,
	2009	2008	2009

Operating activities
Net loss arising during development stage	$(2,408)	$(2,252)	$(65,319)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Share based payments	-	65	1,732
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	235	46	(54)
Accounts payable	534	(417)	1,270
Accrued expenses	(2,256)	20	930
Amounts due to related company	61	(188)	282
Net cash used in operating activities	(3,834)	(2,726)	(61,159)

Financing activities
Net proceeds from issuance of common stock	-	9,924	76,392
Net cash provided by financing activities	-	9,924	76,392
Net (decrease)/increase in cash and cash equivalents	(3,834)	7,198	15,233
Cash and cash equivalents at beginning of period	19,067	19,743	-
Cash and cash equivalents at end of period	$15,233	$26,941	$15,233

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock	Additional paid in capital	Deficit accumulated during development stage	Total
	(shares)

Balance at June 30, 2009	73,463,233	$78,124	$(62,911)	$15,213
Net loss arising during development stage	-	-	(2,408)	(2,408)
Comprehensive Loss				(2,408)

Balance at September 30, 2009	73,463,233	$78,124	$(65,319)	$12,805

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Marshall Edwards, Inc. (“MEI”) including its wholly-owned subsidiary Marshall Edwards Pty Ltd (“MEPL”) (together, the “Group” or the “Company”) is a development stage company incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited (“Novogen”).  As of the date of this Quarterly Report, Novogen owns approximately 71.3% of the outstanding shares of the Company’s common stock.

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles or “GAAP” for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934 as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010 or any other future period. The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date. You should read these financial statements and notes in conjunction with the audited financial statements for the year ended June 30, 2009 which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements include the accounts of MEI and its wholly-owned subsidiary MEPL. Significant intercompany accounts and transactions have been eliminated on consolidation.

Estimates

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the U.S., requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Income Taxes

Income taxes have been provided for using the liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates in effect for the year in which the differences are expected to be recognized. Valuation allowances are established against the recorded deferred income tax assets to the extent that management believes that it is more likely than not that a portion of the deferred income tax assets are not realizable. There is a full valuation allowance against net deferred tax assets.

The Company accounts for any uncertain tax position by using a two step approach. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized upon ultimate settlement. Additionally, tax positions for which the timing of the ultimate resolution is uncertain are recognized as long term liabilities.

The Company’s major tax jurisdictions are the U.S. and Australia and its tax years since inception remain subject to examination by the appropriate governmental agencies in those jurisdictions due to its tax loss position.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents and accounts payable, approximate fair value. Fair value has been determined based on the fair value of identical investments in active markets. All cash and cash equivalents are classified as level 1 as defined by the fair value hierarchy.

Foreign Currency Translation

The financial statements of MEPL have been translated into U.S. dollars. Assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the periods. Realized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations.

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

At June 30, 2009 the Company had accrued $1,181,000 in relation to claims received for clinical trial expenses in connection with the termination of enrollment into the OVATURE Phase III clinical trial. Following negotiations the Company has paid $649,000 during the quarter and has accrued $266,000 as at September 30, 2009 representing management’s best estimate of the final amounts payable for claims received.

License Fees

Costs incurred related to the acquisition or licensing of products that have not yet received regulatory approval to be marketed, or that are not commercially viable and ready for use or have no alternative future use, are charged to earnings in the period incurred.

The license agreements with Novogen may be cancelled without penalty by MEPL by giving three months notice. Therefore license fees due under these license agreements are recognised as an expense when the milestone event occurs.

Stock-Based Compensation

The Company’s 2008 Stock Omnibus Equity Compensation Plan provides for the grant of options to the Company’s directors, employees, employees of the Company’s affiliates and certain of the Company’s contractors and consultants.

The Company recognizes the cost of goods acquired or the expense for services received in a share-based payment transaction when it obtains the goods or as services are received. The Company recognizes a corresponding increase in equity or a liability depending on the classification of the share-based instrument granted.

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

2. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:
	Three Months Ended September 30,
	2009	2008
	(In Thousands, except share and per share data)
Numerator
Net loss arising during development stage	(2,408)	(2,252)
Numerator for diluted earnings per share	$ (2,408)	$ (2,252)

Denominator
Denominator for basic earnings per share:
Weighted average number of shares used in computing net loss per share, basic and diluted	73,463,233	71,910,438
Dilutive potential common shares	73,463,233	71,910,438

Basic and diluted earnings per share	$ (0.03)	$ (0.03)

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

	As at September 30,
	2009	2008
	(Number of warrant shares)
Warrants exercisable prior to July 11, 2010 at an exercise price of $4.35	2,815,258	2,815,258
Warrants exercisable prior to August 6, 2012 at an exercise price of $3.60	2,185,598	2,185,598
Warrants exercisable prior to August 6, 2012 at an exercise price of $3.00	248,364	248,364
Warrants exercisable prior to July 30, 2013 at an exercise price of $2.17	46,083	46,083
Stock options exercisable prior to January 28, 2014 at an exercise price of $0.63	50,000	-
Common shares issuable upon exercise of outstanding warrants	5,345,303	5,295,303

3. Expenditure Commitments

At September 30, 2009, the Company had contractual obligations for the conduct of clinical trials, pre-clinical research and development and manufacturing process development of approximately $2,178,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. The amounts, assuming all treatment cycles are completed, are expected to be incurred as follows:

(In thousands)		Payment due by period
Contractual Obligations	Total	less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Purchase Obligations	$2,178	$1,547	$346	$285	$-

Total	$2,178	$1,547	$346	$285	$-

No amounts have been included for future payments to Novogen which may arise in connection with the Phenoxodiol License Agreement, the License Agreement for Triphendiol and NV-143, the License Agreement for NV-128, the Services Agreement or the Manufacturing License and Supply Agreement as future payments under the terms of the agreements are subject to termination provisions. The terms of the agreements, including future payments, are detailed in Note 5 “Related Party Transactions.”

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

4. Segment Information

The Company’s focus is the clinical development and commercialization of its licensed cancer compounds. The business contains two major segments based on geographic location.

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(20)	$(2,388)	$(253)	$(1,999)
Segment assets	11,689	3,598	20,854	6,166

5. Related Party Transactions

License Agreement for Phenoxodiol, as amended

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

2. In addition to the amounts above, the License Agreement for Phenoxodiol was amended in June 2006 and April 2007 to provide that upon the earliest receipt (the “Approval Date”) by MEPL of the first:

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

No license fees have been accrued in respect of phenoxodiol at September 30, 2009.

License Agreement for Triphendiol and NV-143

In May 2006, the Company entered into a second license agreement with Novogen for two oncology compounds, triphendiol and NV-143 (the “License Agreement for Triphendiol and NV-143”). Triphendiol is being developed initially in oral form for the treatment of pancreatic and bile duct cancer and has completed initial Phase I(a) human testing. NV-143 is targeted for the treatment of melanoma, also in oral dose form, and is in the pre-clinical stage. The License Agreement for Triphendiol and NV-143 is an agreement under which Novogen’s subsidiary, Novogen Research Pty Limited, grants to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute triphendiol and NV-143 products. The License Agreement for Triphendiol and NV-143 covers uses of triphendiol and NV-143 in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the agreement by giving three months notice to Novogen. The Company is required to make payments under the terms of the License Agreement for Triphendiol and NV-143 with Novogen as follows:

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

No license fees have been accrued in respect of triphendiol or NV-143 at September 30, 2009.

License Agreement for NV-128

On August 4, 2009, the Company, through MEPL, entered into a license agreement with Novogen pursuant to which Novogen granted to MEPL an exclusive, worldwide, non-transferable license under its patents and patent applications and in the intellectual property rights related to its know how to conduct clinical trials, commercialize and distribute NV-128 (the “NV-128 Licence Agreement”). NV-128 is an investigational cancer compound which has been shown in pre-clinical laboratory studies to promote cancer cell death by targeting a pro-survival regulatory pathway (the AKT-mTOR pathway). The NV-128 License Agreement covers the use of NV-128 in the field of prevention, treatment and cure of cancer in humans delivered in all forms except topical applications. The NV-128 License Agreement remains in effect until (i) the expiration or lapsing of the last relevant patents or patent applications in the world or (ii) Novogen’s assignment to MEPL of the last relevant patents or patent applications in the world so that MEPL may assume the filing, prosecution and maintenance of such patents or patent applications. Thereafter, the license becomes a non-exclusive, perpetual and irrevocable license covering any remaining intellectual property rights related to the know how with respect to NV-128.

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

Amended and Restated Services Agreement

On September 24, 2003, the Company, Novogen and MEPL entered into an Amended and Restated Services Agreement (the “Services Agreement”). The Company does not currently intend to directly employ any staff. Under the terms of the Services Agreement, Novogen or its subsidiaries have agreed to provide services reasonably required by the Company relating to the development and commercialization of phenoxodiol and other licensed products, including triphendiol and NV-143. Novogen has agreed to provide these services at cost plus a 10% mark-up. The Company may terminate the Services Agreement on three months written notice to Novogen.

Transactions giving rise to expenditures amounting to $683,000 and $683,000 were made under the Services Agreement with Novogen during the three months ended September 30, 2009 and 2008, respectively. Of these amounts, $487,000 and $442,000 related to service fees paid to Novogen for research and development services provided in the three months ended September 30, 2009 and 2008, respectively, reflecting the time spent by Novogen research staff on the development of phenoxodiol, triphendiol and NV-143. Additionally, $196,000 and $241,000 of the total expenditures during the three months ended September 30, 2009 and 2008, respectively, related to costs incurred for administration and accounting services provided by Novogen.

At September 30, 2009 and 2008, $282,000 and $241,000, respectively, were due and owing to Novogen under the Services Agreement and are included in amounts due to related company.

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

There were no transactions under the Manufacturing License and Supply Agreement with Novogen during the three months ended September 30, 2009 and for three months ended September 30, 2008.

At September 30, 2009 and September 30, 2008 no amount was due and owing to Novogen under the Manufacturing License and Supply Agreement

Novogen has taken the strategic decision not to manufacture large scale Active Pharmaceutical Ingredients for cancer drugs, including phenoxodiol, as these can be more economically supplied by third parties with particular expertise in this area.

6. Equity

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

The shares were registered under the Securities Act of 1933, as amended (the “Securities Act”), under a Shelf Registration Statement on Form S-3 (File No. 333-149807). The Company received net proceeds of $9.8 million from the sale of the shares.

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

In January 2009, the Company filed a registration statement on Form S-8 (File No. 333-156985) with the SEC registering 7,000,000 shares of common stock eligible for issuance under the Marshall Edwards, Inc. 2008 Stock Omnibus Equity Compensation Plan.

In January 2009, the Company issued a stock option exercisable for 50,000 shares of common stock to Associate Professor Gil Mor of Yale University in recognition of his contribution to the development of phenoxodiol under the Marshall Edwards, Inc. 2008 Stock Omnibus Equity Compensation Plan. The options have an exercise price of $0.63. The options are exercisable immediately and expire five years from date of issue.

7. Contingent Liabilities

In relation to the claims received in connection with the termination of enrollment into the OVATURE Phase III clinical trial, the Company has finalized negotiations and signed a Deed of Release. The Company believes that it does not have any further liability in relation to claims made other than amounts provided in the accounts at September 30, 2009.

Under the terms of the license agreements with Novogen, milestone license fee payments are payable upon achieving certain milestones. Details of the payments due under these agreements are detailed in Note 5 “Related Party Transactions.” The license agreements are subject to termination provisions.

8. Significant Events After Balance Date

The subsequent event information has been evaluated up to November 10, 2009.

Item 2:                 Management’s Discussion and Analysis of Financial Condition and Results of
          Operation

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

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
• changes in industry practice; and
• one-time events.

These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact our business and financial performance. In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2009. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

Our main focus since commencing operations has been to undertake human clinical testing of phenoxodiol. Our operations were expanded to include the additional licensed drug candidates triphendiol and NV-143. In August 2009, we entered into a third license agreement for the drug candidate NV-128. During fiscal year 2007, we commenced the Phase III clinical trial (known as “OVATURE”).

We reached agreement under the Special Protocol Assessment process with the FDA on the design of our OVATURE pivotal study protocol for phenoxodiol. The trial is designed to test the ability of phenoxodiol to restore sensitivity of late-stage ovarian cancers to carboplatin, a standard form of therapy for ovarian cancer.

In April 2009, we announced the termination of enrollment into the OVATURE Phase III trial and our intention to undertake an un-blinded analysis of the available data from the trial.  The patients currently enrolled in the trial will continue their treatment according to the study protocol.  However, ceased recruiting new patients and the available data from 142 completed and current patients will be analyzed for safety and efficacy outcomes.

We intend to allocate our current funds of approximately $15 million to completing the OVATURE data analysis of 142 patients, pursuing negotiations for out-licensing phenoxodiol should evidence of efficacy and safety emerge from the OVATURE analysis, initiating the triphendiol clinical program and continuing the pre-clinical program for NV-128.

We believe that the proceeds from the registered direct offering which closed in July 2008 and savings generated from ceasing the OVATURE trial will provide us with sufficient cash resources to fund these operations over the next twelve months.

We will, however, need additional funds in order complete the planned clinical development programs beyond the current objectives.

As of September 30, 2009, we had accumulated losses of $65,319,000.

We have not generated any revenues from operations since inception other than interest on cash assets. We have incurred losses since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future.

We do not employ any staff directly but obtain services from Novogen under the Services Agreement.

Expenses to date have consisted primarily of costs associated with conducting the clinical trials of phenoxodiol, including OVATURE, costs incurred under the Phenoxodiol License Agreement, as amended, the License Agreement for Triphendiol and NV-143, the License Agreement from NV-128, the Services Agreement and the Manufacturing License and Supply Agreements with Novogen and its subsidiaries, including the costs of the clinical trial drug supplies.

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

Clinical trial expenses of $838,000 have been accrued at September 30, 2009. These estimates are based on the number of patients in each trial and the drug administration cycle.

At June 30, 2009 we had accrued $1,181,000 in relation to claims received for clinical trial expenses in connection with the termination of enrollment into the OVATURE Phase III clinical trial. Following negotiations we have paid $649,000 during the quarter and have accrued $266,000 as at September 30, 2009 representing management’s best estimate of the final amounts payable for claims received.

Stock Based Compensation

On December 9, 2008, we adopted the Marshall Edwards, Inc. 2008 Stock Omnibus Equity Compensation Plan (the “2008 Stock Omnibus Equity Compensation Plan”) and cancelled the Marshall Edwards, Inc. Share Option Plan (the “Share Option Plan”). No options were issued under the Share Option Plan. The 2008 Stock Omnibus Equity Compensation Plan provides for the issuance of a maximum of 7,000,000 shares of common stock in connection with the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, employees and advisors. To date, we have issued options exercisable for 50,000 shares of common stock under the 2008 Stock Omnibus Equity Compensation Plan.

We account for stock based payments by estimating the fair value of the options issued. The costs of these equity-settled transactions are determined using a binomial model to calculate the fair value at the date on which they are granted. With respect to the fair value of the warrant representing 46,083 warrant shares issued to Mr. John O’Connor on July 30, 2008, in consideration for investor relations services rendered, and stock options representing 50,000 shares of common stock issued to Associate Professor Gil Mor of Yale University on January 28, 2009, in recognition of his contribution to the development of phenoxodiol under the 2008 Stock Omnibus Equity Compensation Plan, the following assumptions were used:

	July 30, 2008	January 28, 2009
Dividend yield	0%	0%
Expected volatility	81%	111%
Historical volatility	81%	111%
Risk-free interest rate	3.36%	1.70%
Expected life of warrant	5 years	5 years
Warrant fair value	$1.41	$0.50

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

Results of Operations

Three Months Ended September 30, 2009 and 2008

We recorded a consolidated loss of $2,408,000 and $2,252,000 for the three months ended September 30, 2009 and 2008, respectively.

Revenues: We received interest on cash assets and cash equivalents and short term investments of $26,000 for the three months ended September 30, 2009 compared to $96,000 for the three months ended September 30, 2008. The decrease was due to lower cash balances and lower interest rates earned by our cash deposits.

Research and Development: Research and development expenses decreased $1,575,000 to $503,000 for the three months ended September 30, 2009 compared to $2,078,000 for the three months ended September 30, 2008. The reduction was due to the termination of the enrollment in the OVATURE Phase III clinical trial and associated cost savings ..

Selling, General and Administrative: Selling, general and administrative expenses increased by $162,000 to $431,000 for the three months ended September 30, 2009 compared to $269,000 for the three months ended September 30, 2008. The increase was due to net foreign exchange movements (described below), partially offset by reduced spending on legal fees, reduced travel expenses and reduced share based payment expenses which were not incurred in the three months ended September 30, 2009.

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

However, exchange rates are volatile in the current market resulting from the global financial crisis and there is a possibility that foreign exchange gains/losses may have a material impact in future periods. At September 30, 2009, we had not established a foreign currency hedging program. Net foreign exchange losses during the three months ended September 30, 2009 were $90,000 compared with foreign exchange gains of $408,000 during the three months ended September 30, 2008.

Liquidity and Capital Resources

At September 30, 2009, we had cash resources of $15,233,000 compared to $19,067,000 at June 30, 2009. The decrease was due to the expenditures in the clinical trial program and other corporate expenses incurred in the period. Funds are invested in short term money market accounts, pending use.

On July 28, 2008 we entered into a securities subscription agreement with Novogen and OppenheimerFunds, Inc. (“Oppenheimer”) pursuant to which we sold 2,908,295 and 1,700,000 shares of common stock to Novogen and Oppenheimer, respectively, with Oppenheimer acting as adviser to each of the following parties severally and not jointly: (i) Oppenheimer International Growth Fund; (ii) Mass Mutual International Equity Fund; (iii) Oppenheimer International Growth Fund/VA; (iv) AZL Oppenheimer International Growth Fund; (v) OFITC International Growth Fund; and (vi) OFI International Equity Fund, at a purchase price of $2.17 per share, the consolidated closing bid price of our common stock on July 28, 2008. The shares were registered under the Securities Act of 1933, as amended (the “Securities Act”) under a Shelf Registration Statement on Form S-3 (File No. 333-149807). We received gross proceeds of $10 million from the sale of the shares.

Following the closing, in July 2008, of the registered direct offering described above, Novogen retained approximately 71.3% of our common stock.

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

In January 2009, we issued a stock option exercisable for 50,000 shares of common stock to Associate Professor Gil Mor of Yale University in recognition of his contribution to the development of phenoxodiol under the Marshall Edwards, Inc 2008 Stock Omnibus Equity Compensation Plan. The option has an exercise price of $0.63 per share of common stock. The options are exercisable immediately and expire five years from date of issue, on January 28, 2014.

Given the current state of the global financial markets, we do not expect to be able to raise additional capital through the issuance of equity or debt in this calander year.

Source and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the three months ended September 30, 2009 was $3,834,000 compared to $2,726,000 for the same period in 2008.

Cash Requirements

The Company intends to allocate its current funds of approximately $15 million to completing the OVATURE data analysis of 142 patients, pursuing negotiations for out-licensing phenoxodiol should evidence of efficacy and safety emerge from the OVATURE analysis, initiating the triphendiol clinical program and continuing the pre-clinical program for NV-128.

Specifically we intend to:

•	Continue the clinical development of the drug candidate triphendiol;

•
Continue the pre-clinical development of NV-128. In August 2009 we completed negotiations with Novogen to in-license the mTOR inhibitor NV-128, which has shown compelling preclinical results to date. In consideration of the license granted to us we paid Novogen a license fee of $1,500,000.

Ongoing operations, including the conduct of the pre clinical and clinical trial program, will continue to consume cash resources without generating revenues. In order to obtain the additional funding necessary to conduct our business, we may need to rely on collaboration and /or licensing opportunities. We cannot assure you that we will be able to raise the funds necessary to fund our programs or find appropriate collaboration or licensing opportunities.

Payments to Novogen

Future payments to Novogen under the terms of the Phenoxodiol License Agreement, as amended and the License Agreement for Triphendiol and NV-143 and the License agreement for NV-128 are detailed in Note 5 of the financial statements “Related Party Transactions” on page 12 of this Quarterly Report on Form 10-Q.

We will also be required to make payments to Novogen under the Services Agreement and Manufacturing License and Supply Agreement if future clinical supplies of drug product are sourced from Novogen.

We do not intend to incur any significant capital expenditures in the foreseeable future.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Contractual Obligations

For details of our contractual obligations at September 30, 2009 see Note 3 to the financial statements “Expenditure Commitments” on page 11 of this Quarterly Report on Form 10-Q.

Item 3:                      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market interest rates relates primarily to the investments of cash balances.

We have cash reserves held primarily in U.S. and Australian dollars and we place funds on deposit with financial institutions which are generally at call.

We do not use derivative financial instruments. We place our cash deposits with high credit quality financial institutions, and, by policy, limit the amount of credit exposure to any single counter-party. We are adverse to principal loss and we ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk.

We mitigate default risk by depositing funds with high credit quality financial institutions and by constantly positioning the portfolio to respond appropriately to a significant reduction in a credit rating of any financial institution.

We have no interest rate exposure due to rate changes for long-term debt.

We do not consider the effects of interest rate movements to be a material risk to our financial condition.

Foreign Currency Risk

We conduct our business in various currencies, primarily in U.S. dollars and Australian dollars, Euros and British pounds. At September 30, 2009, we had not established a foreign currency hedging program. Net foreign exchange losses during the three months ended September 30, 2009 were $90,000 compared with net exchange gains of $408,000 during the three months ended September 30, 2008. Foreign exchange gains and losses occur upon consolidation of MEPL, which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position.

We do not consider the effects of foreign currency movements to be a material risk to our financial condition.

Item 4T:                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and have ensured that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding  required disclosures.

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

Date: November 10, 2009

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

Date: November 10, 2009

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

Date: November 10, 2009

/s/ DAVID SEATON

David R. Seaton
Chief Financial Officer

Exhibit 32.1

CERTIFICATION

Pursuant to the requirement set forth in Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350), Christopher Naughton, the President and Chief Executive Officer of Marshall Edwards, Inc. (the “Registrant”), and David R. Seaton, the Chief Financial Officer of the Registrant, each hereby certifies that, to his knowledge:

1.
The Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, (the “Form 10-Q”) to which this Certification is attached as Exhibit 32.1, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition of the Registrant at the end of the period covered by the Form 10-Q and results of operations of the registrant for the period covered by the Form 10-Q.

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

Dated: November 10, 2009

/s/CHRISTOPHER NAUGHTON

Christopher Naughton
Chief Executive Officer

/s/ DAVID SEATON

David R. Seaton
Chief Financial Officer