Form 10-Q
period 2010-02-09
MARSHALL EDWARDS INC
filed 2010-02-12
CIK 1262104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of January 31, 2010 the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 73,463,233.

MARSHALL EDWARDS, INC.

INDEX
PART I	FINANCIAL INFORMATION	Page

Item 1:	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of December 31, 2009 and June 30, 2009	3
	Consolidated Statements of Operations for the three months and six months ended December 31, 2009 and 2008 and for the period from December 1, 2000 (inception) through December 31, 2009	4
	Consolidated Statements of Cash Flows for the six months ended December 31, 2009 and 2008 and for the period from December 1, 2000 (inception) through December 31, 2009	5
	Consolidated Statement of Stockholders’ Equity	6
	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4T:	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 4:	Submission of Matters to a Vote of Security Holders	30

Item 6:	Exhibits	31

SIGNATURES		32

PART I  FINANCIAL INFORMATION
Item 1: Financial Statements

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	June 30,
	2009	2009
	(unaudited)	(Note 1)

ASSETS
Current assets
Cash and cash equivalents	$12,814	$19,067
Prepaid expenses and other current assets	45	289
Total current assets	12,859	19,356
Total assets	$12,859	$19,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$394	$736
Accrued expenses	852	3,186
Amount due to related company	241	221
Total current liabilities	1,487	4,143

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 100,000 shares,
none outstanding	-	-
Common stock, $ 0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 73,463,233 at
December 31, 2009 and 73,463,233 at June 30, 2009	-	-
Additional paid-in capital	78,124	78,124
Deficit accumulated during development stage	(66,752)	(62,911)
Total stockholders' equity	11,372	15,213
Total liabilities and stockholders' equity	$12,859	$19,356

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)
	Three Months Ended December 31,		Six Months Ended December 31,		Period from December 1, 2000 (Inception) through December 31,
	2009	2008	2009	2008	2009

Revenues:
Interest and other income	$23	$76	$49	$172	$2,695
Total revenues	23	76	49	172	2,695

Operating expenses:
Research and development	(991)	(1,365)	(1,494)	(3,443)	(34,537)
License fees	-	-	(1,500)	-	(21,500)
Selling, general and administrative	(465)	(310)	(896)	(579)	(13,403)
Total operating expenses	(1,456)	(1,675)	(3,890)	(4,022)	(69,440)

Loss from operations	(1,433)	(1,599)	(3,841)	(3,850)	(66,745)
Income tax expense	-	-	-	(1)	(7)
Net loss arising during development stage	$(1,433)	$(1,599)	$(3,841)	$(3,851)	$(66,752)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Weighted average number of common shares outstanding	73,463,233	73,463,233	73,463,233	72,686,835

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,		Period from December 1, 2000 (Inception) through December 31,
	2009	2008	2009

Operating activities
Net loss arising during development stage	$(3,841)	$(3,851)	$(66,752)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Share based payments	-	65	1,732
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	244	60	(45)
Accounts payable	(342)	(440)	394
Accrued expenses	(2,334)	(292)	852
Amounts due to related company	20	(174)	241
Net cash used in operating activities	(6,253)	(4,632)	(63,578)

Financing activities
Net proceeds from issuance of common stock	-	9,878	76,392
Net cash provided by financing activities	-	9,878	76,392
Net (decrease)/increase in cash and cash equivalents	(6,253)	5,246	12,814
Cash and cash equivalents at beginning of period	19,067	19,743	-
Cash and cash equivalents at end of period	$12,814	$24,989	$12,814

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock	Additional paid in capital	Deficit accumulated during development stage	Total
	(shares)

Balance at June 30, 2009	73,463,233	$78,124	$(62,911)	$15,213
Net loss arising during development stage	-	-	(3,841)	(3,841)
Comprehensive Loss				(3,841)

Balance at December 31, 2009	73,463,233	$78,124	$(66,752)	$11,372

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

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles or “GAAP” for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company believes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three months and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010 or any other future period. The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date. You should read these financial statements and notes in conjunction with the audited financial statements for the year ended June 30, 2009 which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The license agreements with Novogen may be cancelled without penalty by MEPL by giving three months’ notice. Therefore license fees due under these license agreements are recognised as an expense when the milestone event occurs.

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

Basic and Diluted Loss Per Share

In computing basic earnings or loss per share, the dilutive effect of stock options and warrants are excluded, whereas for diluted earnings or loss per share they are included unless the effect is anti-dilutive.

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

2. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(In Thousands, except share and per share data)		(In Thousands, except share and per share data)
Numerator
Net loss arising during development stage	(1,433)	(1,599)	(3,841)	(3,851)
Numerator for diluted earnings per share	$(1,433)	$(1,599)	$(3,841)	$(3,851)

Denominator
Denominator for basic earnings per share:
Weighted average number of shares used in computing net loss per share, basic and diluted	73,463,233	73,463,233	73,463,233	72,686,835
Dilutive potential common shares	73,463,233	73,463,233	73,463,233	72,686,835

Basic and diluted earnings per share	$(0.02)	$(0.02)	$(0.05)	$(0.05)

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

	As at December 31,
	2009	2008
	(Number of shares)
Warrants exercisable prior to July 11, 2010 at an exercise price of $4.35	2,815,258	2,815,258
Warrants exercisable prior to August 6, 2012 at an exercise price of $3.60	2,185,598	2,185,598
Warrants exercisable prior to August 6, 2012 at an exercise price of $3.00	248,364	248,364
Warrants exercisable prior to July 30, 2013 at an exercise price of $2.17	46,083	46,083
Stock options exercisable prior to January 28, 2014 at an exercise price of $0.63	50,000	-
Common shares issuable upon exercise of outstanding warrants and stock options	5,345,303	5,295,303

3. Expenditure Commitments

At December 31, 2009, the Company had contractual obligations for the conduct of clinical trials, pre-clinical research and development and manufacturing process development of approximately $1,376,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. The amounts, assuming all treatment cycles are completed, are expected to be incurred as follows:

(In thousands)		Payment due by period
Contractual Obligations	Total	less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Purchase Obligations	$ 1,376	$ 1,316	$ 60	$ -	$ -

Total	$ 1,376	$ 1,316	$ 60	$ -	$ -

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

	Three Months Ended December 31, 2009		Three Months Ended December 31, 2008
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(132)	$(1,301)	$(109)	$(1,490)
Segment assets	11,606	1,253	16,369	8,685

	Six Months Ended December 31, 2009		Six Months Ended December 31, 2008
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(152)	$(3,689)	$(362)	$(3,489)

5. Related Party Transactions

License Agreement for Phenoxodiol, as amended

In September 2003, the Company entered into a license agreement pursuant to which Novogen granted to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute phenoxodiol products (the “Phenoxodiol License Agreement”). The Phenoxodiol License Agreement covers uses of phenoxodiol in the field of prevention, treatment or cure of cancer in humans, delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the Phenoxodiol License Agreement by giving three months’ notice to Novogen. MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum license fee payment due under the terms of the Phenoxodiol License Agreement. Also, MEPL paid $2,000,000 to Novogen in January 2005 and $4,000,000 in January 2006 which were the annual milestone license fee payments due under the Phenoxodiol License Agreement. The Company paid a second lump sum license fee of $5,000,000 to Novogen in July 2006 following the raising of funds in a private placement or PIPE. This license fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeded $50,000,000. Following the PIPE capital raising which closed on July 11, 2006, the funds received from equity issuances exceeded $50,000,000 which triggered this license fee payment. Future amounts payable to Novogen under terms of the Phenoxodiol License Agreement are as follows:

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

No license fees have been accrued in respect of phenoxodiol at December 31, 2009.

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

No license fees have been accrued in respect of triphendiol or NV-143 at December 31, 2009.

License Agreement for NV-128

On August 4, 2009, the Company entered into a license agreement with Novogen pursuant to which Novogen granted to MEPL an exclusive, worldwide, non-transferable license under its patents and patent applications and in the intellectual property rights related to its know how to conduct clinical trials, commercialize and distribute NV-128 (the “NV-128 Licence Agreement”). NV-128 is an investigational cancer compound which has been shown in pre-clinical laboratory studies to promote cancer cell death by targeting a pro-survival regulatory pathway (the AKT-mTOR pathway). The NV-128 License Agreement covers the use of NV-128 in the field of prevention, treatment and cure of cancer in humans delivered in all forms except topical applications.

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

1.     The Company paid $1,500,000 to Novogen Research in August 2009, which was the first lump sum license fee payment under the terms of the license agreement.

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

The license agreement is able to be cancelled without penalty by MEPL by giving three months’ notice.

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

Amended and Restated Services Agreement

On September 24, 2003, the Company, Novogen and MEPL entered into an Amended and Restated Services Agreement (the “Services Agreement”). Under the terms of the Services Agreement, Novogen or its subsidiaries have agreed to provide services reasonably required by the Company relating to the development and commercialization of phenoxodiol and other licensed products, including triphendiol, NV-143 and NV-128. Novogen has agreed to provide these services at cost plus a 10% mark-up. The Company may terminate the Services Agreement on three months’ written notice to Novogen.

Transactions giving rise to expenditures amounting to $1,390,000 and $1,208,000 were made under the Services Agreement with Novogen during the six months ended December 31, 2009 and 2008, respectively. Of these amounts, $1,003,000 and $786,000 related to service fees paid to Novogen for research and development services provided in the six months ended December 31, 2009 and 2008, respectively, reflecting the time spent by Novogen research staff on the development of phenoxodiol, triphendiol, NV-143 and NV-128. Additionally, $387,000 and $422,000 of the total expenditures during the six months ended December 31, 2009 and 2008, respectively, related to costs incurred for administration and accounting services provided by Novogen.

At December 31, 2009 and 2008, $241,000 and $255,000, respectively, were due and owing to Novogen under the Services Agreement and are included in amounts due to related company.

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

There were no transactions under the Manufacturing License and Supply Agreement with Novogen during the six months ended December 31, 2009 and 2008.

At December 31, 2009 and 2008 no amount was due and owing to Novogen under the Manufacturing License and Supply Agreement

Novogen has taken the strategic decision not to manufacture large scale Active Pharmaceutical Ingredients for cancer drugs, including phenoxodiol, as these can be more economically supplied by third parties with particular expertise in this area.

6. Equity

The Company entered into a Securities Subscription Agreement dated as of July 28, 2008 with Novogen and OppenheimerFunds, Inc. (“Oppenheimer”) pursuant to which the Company sold 2,908,295 and 1,700,000 shares of common stock to Novogen and Oppenheimer, respectively, with Oppenheimer acting as adviser to each of the following parties severally and not jointly: (i) Oppenheimer International Growth Fund; (ii) Mass Mutual International Equity Fund; (iii) Oppenheimer International Growth Fund/VA; (iv) AZL Oppenheimer International Growth Fund; (v) OFITC International Growth Fund; and (vi) OFI International Equity Fund, at a purchase price of $2.17 per share, the consolidated closing bid price of the Company’s common stock as quoted by the Nasdaq Market Intelligence Desk at 4:00 PM EDST on July 28, 2008.  The shares were registered under the Securities Act of 1933, as amended (the “Securities Act”), under a Shelf Registration Statement on Form S-3 (File No. 333-149807). The Company received net proceeds of $9.8 million from the sale of the shares.

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

8. Significant Events After Balance Date

On February 9, 2010, the Company announced that it intends to effect a reverse share split of 1-for-10, subject to stockholder approval. Upon stockholder approval the Company intends to promptly effect the 1-for-10 reverse stock split so that 10 shares of issued and outstanding common stock will convert into one share of common stock. The price of each common share would increase by the same ratio so that a stockholder would have fewer but higher priced shares, keeping the total investment the same when the market opens on the date a split becomes effective.

A reverse stock split would not have any impact on the voting and other rights of stockholders. A reverse stock split will have no impact on the Company’s business operations.

The subsequent event information has been evaluated up to February 9, 2010.

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

We reached agreement under the Special Protocol Assessment  (“SPA”) process with the FDA on the design of our OVATURE pivotal study protocol for phenoxodiol. The trial is designed to test the ability of phenoxodiol to restore sensitivity of late-stage ovarian cancers to carboplatin, a standard form of therapy for ovarian cancer. The SPA was inactivated coincident with the premature termination of enrolment.

In April 2009, we announced the termination of enrollment into the OVATURE Phase III trial and our intention to undertake an un-blinded analysis of the available data from the trial.  The patients currently enrolled in the trial will continue their treatment according to the study protocol.  However, we have ceased recruiting new patients and the available data from 142 completed and current patients will be analyzed for safety and efficacy outcomes.

Clinical Product Developments

In September 2009, we released data demonstrating that the efficacy of NV-128 in animal xenograft models is achieved without apparent toxicity. NV-128 is a novel flavonoid small molecule mTOR inhibitor, capable of inhibiting both mTORC1 and mTORC2 pathways which are central to the aberrant proliferative capacity of both mature cancer cells and cancer stem cells. The data demonstrated that NV-128 has much greater safety than some other mTOR inhibitors in mice bearing human ovarian cancer xenografts. Additional data released reported that NV-128 was judged to be without cardiac toxicity, further indicating the likely safety of NV-128 in clinical use.

Corporate developments

On December 1, 2009, Novogen advised that its CEO and Managing Director Mr. Christopher Naughton ceased his employment, correspondingly Mr. Naughton's position as CEO of Marshall Edwards also ceased at this time. Novogen’s CFO Mr. David Seaton has been appointed acting CEO of the Group and he will act in that capacity until a new CEO for Marshall Edwards has been appointed. A world-wide search for a new CEO of Marshall Edwards with drug development and clinical oncology experience together with a track record of fund raising in the US capital markets is being initiated. On February 5, 2010, Mr. Naughton resigned from being a director of the Company.

In September 2009, we received a letter from The Nasdaq Stock Market notifying us that for the last 30 consecutive business days the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Rule 5450(a)(1). According to Nasdaq's letter, we will be afforded a grace period of 180 calendar days, or until March 15, 2010, to regain compliance in accordance with Nasdaq Rule 5810(c)(3)(A). In order to regain compliance, shares of our common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days during the grace period. On February 9, 2010, we announced that we intend to effect a reverse share split, subject to stockholder approval.

At December 31, 2009 we had cash balances of approximately $13 million which we intend to allocate to completing the OVATURE data analysis of 142 patients, pursuing negotiations for out-licensing phenoxodiol should evidence of efficacy and safety emerge from the OVATURE analysis, initiating the triphendiol clinical program and continuing the pre-clinical program for NV-128.

We believe that our existing cash resources will be sufficient to satisfy our current operating plan until mid-2011. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources. In any event, however, we will require additional financing to fund our operations in the future including the continued development of triphendiol and NV-128.

As of December 31, 2009, we had accumulated losses of $66,752,000.

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

Clinical trial expenses of $743,000 have been accrued at December 31, 2009. These estimates are based on the number of patients in each trial and the drug administration cycle.

At June 30, 2009 we had accrued $1,181,000 in relation to claims received for clinical trial expenses in connection with the termination of enrollment into the OVATURE Phase III clinical trial. Following negotiations we have paid $849,000 in final settlement of these claims.

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

Results of Operations

Three Months Ended December 31, 2009 and 2008

We recorded a consolidated loss of $1,433,000 and $1,599,000 for the three months ended December 31, 2009 and 2008, respectively.

Revenues: We received interest on cash assets and cash equivalents and short term investments of $23,000 for the three months ended December 31, 2009 compared to $76,000 for the three months ended December 31, 2008. The decrease was due to lower cash balances and lower interest rates earned by our cash deposits.

Research and Development: Research and development expenses decreased $374,000 to $991,000 for the three months ended December 31, 2009 compared to $1,365,000 for the three months ended December 31, 2008. The reduction was due to the termination of the enrollment in the OVATURE Phase III clinical trial and associated cost savings partially offset by increased spending on triphendiol and NV-128 development.

Selling, General and Administrative: Selling, general and administrative expenses increased by $155,000 to $465,000 for the three months ended December 31, 2009 compared to $310,000 for the three months ended December 31, 2008. The increase was due to net foreign exchange movements (described below), partially offset by reduced spending on legal fees and reduced travel expenses.

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

However, exchange rates are volatile in the current market resulting from the global financial crisis and there is a possibility that foreign exchange gains/losses may have a material impact in future periods. At December 31, 2009, we had not established a foreign currency hedging program. Net foreign exchange losses during the three months ended December 31, 2009 were $41,000 compared with foreign exchange gains of $150,000 during the three months ended December 31, 2008.

Six Months Ended December 31, 2009 and 2008

We recorded a consolidated loss of $3,841,000 and $3,851,000 for the six months ended December 31, 2009 and 2008, respectively.

Revenues: We received interest on cash assets and cash equivalents and short term investments of $49,000 for the six months ended December 31, 2009 compared to $172,000 for the six months ended December 31, 2008. The decrease was due to lower cash balances and lower interest rates earned by our cash deposits.

Research and Development: Research and development expenses decreased $1,949,000 to $1,494,000 for the six months ended December 31, 2009 compared to $3,443,000 for the six months ended December 31, 2008. The reduction was due to the termination of the enrollment in the OVATURE Phase III clinical trial and associated cost savings.

Selling, General and Administrative: Selling, general and administrative expenses increased by $317,000 to $896,000 for the six months ended December 31, 2009 compared to $579,000 for the six months ended December 31, 2008. The increase was due to net foreign exchange movements (described below), partially offset by reduced spending on legal fees, reduced travel expenses and reduced share based payment expenses which were not incurred in the six months ended December 31, 2009.

Net foreign exchange losses during the six months ended December 31, 2009 were $131,000 compared with foreign exchange gains of $557,000 during the six months ended December 31, 2008.

Liquidity and Capital Resources

At December 31, 2009, we had cash resources of $12,814,000 compared to $19,067,000 at June 30, 2009. The decrease was due to the expenditures in the clinical trial program and other corporate expenses incurred in the period. Funds are invested in short term money market accounts, pending use.

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

Source and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the six months ended December 31, 2009 was $6,253,000 compared to $4,632,000 for the same period in 2008.

Cash Requirements

We intend to allocate our current funds of approximately $12.8 million to completing the OVATURE data analysis of 142 patients, pursuing negotiations for out-licensing phenoxodiol should evidence of efficacy and safety emerge from the OVATURE analysis, initiating the triphendiol clinical program and continuing the pre-clinical program for NV-128.

Specifically we intend to:

•	Continue the clinical development of the drug candidate triphendiol;

•
Continue the pre-clinical development of NV-128. In August 2009 we completed negotiations with Novogen to in-license the mTOR inhibitor NV-128, which has shown compelling pre clinical results to date. In consideration of the license granted to us we paid Novogen a license fee of $1,500,000 in August, 2009.

Ongoing operations, including the conduct of the pre clinical and clinical trial program, will continue to consume cash resources without generating revenues. We will require additional financing to fund our operations in the future. We cannot assure you that we will be able to raise the funds, necessary to fund our programs, on favorable terms to us or at all.

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

Contractual Obligations

For details of our contractual obligations at December 31, 2009 see Note 3 to the financial statements “Expenditure Commitments” on page 11 of this Quarterly Report on Form 10-Q.

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

We mitigate default risk by depositing funds with high credit quality financial institutions and by positioning the portfolio to respond appropriately to a significant reduction in a credit rating of any financial institution.

We have no interest rate exposure due to rate changes for long-term debt.

We do not consider the effects of interest rate movements to be a material risk to our financial condition.

Foreign Currency Risk

We conduct our business in various currencies, primarily in U.S. dollars and Australian dollars, Euros and British pounds. At December 31, 2009, we had not established a foreign currency hedging program. Net foreign exchange losses during the six months ended December 31, 2009 were $131,000 compared with net exchange gains of $557,000 during the six months ended December 31, 2008. Foreign exchange gains and losses occur upon consolidation of MEPL, which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position.

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

PART II  OTHER INFORMATION

Item 4:                 Submission of Matters to a Vote of Security Holders

(a)   The Company held its Annual Meeting of Stockholders on December 8, 2009.

(b)       Professor Bryan Williams was elected to serve on the Company’s Board of Directors as a director until the 2012 Annual Meeting of Stockholders and until his respective successor has been elected and qualified.

The following directors continued their term of office after the meeting:
Mr. Christopher Naughton
Mr. Philip Johnston
Professor Paul Nestel
Ms. Leah Cann

(c)      At the Annual Meeting of Stockholders held on December 8, 2009, holders of the Company’s common stock, voted to:
(i) elect Professor Bryan Williams as a member of the Company’s Board of Directors to serve for terms expiring at the 2012 Annual Meeting of Stockholders and until his respective successor has been duly elected and qualified; and
(ii) ratify the appointment of BDO Audit (NSW-VIC) Pty Ltd as the Company’s independent auditors for the fiscal year ended June 30, 2010.

At the meeting the following votes for and against, as well as the number of abstentions and broker non-votes, were recorded for each matter as set forth below:

Matter	For	Against	Abstain	Withhold authority

1. Election of Director
Bryan Williams	64,403,391	-	-	619,516

2. Ratification of appointment of BDO Audit (NSW-VIC) Pty Ltd as auditors.	63,262,643	1,662,008	98,256	-

Item 6:                 Exhibits

Exhibit Index

Exhibits

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL EDWARDS, INC.

/s/ DAVID SEATON

David Seaton
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: February 9, 2010

Exhibit 31.1
CERTIFICATION

I, David Seaton, certify that:

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

/s/ DAVID SEATON

David Seaton
Acting Chief Executive Officer

Date: February 9, 2010

Exhibit 31.2
CERTIFICATION

I, David Seaton, certify that:

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

/s/ DAVID SEATON

David Seaton
Chief Financial Officer

Date: February 9, 2010

Exhibit 32.1

CERTIFICATION

Pursuant to the requirement set forth in Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350), David Seaton, Acting Chief Executive Officer and Chief Financial Officer of the Registrant, hereby certifies that, to his knowledge:

1.
The Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2009, (the “Form 10-Q”) to which this Certification is attached as Exhibit 32.1, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition of the Registrant at the end of the period covered by the Form 10-Q and results of operations of the registrant for the period covered by the Form 10-Q.

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

/s/ DAVID SEATON

David Seaton
Acting Chief Executive Officer; and
Chief Financial Officer

Date: February 9, 2010