Form 10-Q
period 2010-05-12
MARSHALL EDWARDS INC
filed 2010-05-14
CIK 1262104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010 the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 7,346,323.

MARSHALL EDWARDS, INC.

INDEX
PART I	FINANCIAL INFORMATION	Page

Item 1:	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of March 31, 2010 and June 30, 2009	3
	Consolidated Statements of Operations for the three months and nine months ended March 31, 2010 and 2009 and for the period from December 1, 2000 (inception) through March 31, 2010	4
	Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 and for the period from December 1, 2000 (inception) through March 31, 2010	5
	Consolidated Statement of Stockholders’ Equity	6
	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4T:	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 6:	Exhibits	31

SIGNATURES		32

PART I  FINANCIAL INFORMATION
Item 1: Financial Statements

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	June 30,
	2010	2009
	(unaudited)	(Note 1)

ASSETS
Current assets
Cash and cash equivalents	$11,341	$19,067
Prepaid expenses and other current assets	110	289
Total current assets	11,451	19,356
Total assets	$11,451	$19,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$760	$736
Accrued expenses	1,011	3,186
Amount due to related company	521	221
Total current liabilities	2,292	4,143

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 100,000 shares,
none outstanding	-	-
Common stock, $ 0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 7,346,323 at
March 31, 2010 and 7,346,323 at June 30, 2009	-	-
Additional paid-in capital	78,124	78,124
Deficit accumulated during development stage	(68,965)	(62,911)
Total stockholders' equity	9,159	15,213
Total liabilities and stockholders' equity	$11,451	$19,356

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from December 1, 2000 (Inception) through March 31,
	2010	2009	2010	2009	2010

Revenues:
Interest and other income	$19	$29	$68	$201	$2,714
Total revenues	19	29	68	201	2,714

Operating expenses:
Research and development	(1,559)	(1,545)	(3,053)	(4,988)	(36,096)
License fees	-	-	(1,500)	-	(21,500)
Selling, general and administrative	(673)	(388)	(1,569)	(967)	(14,076)
Total operating expenses	(2,232)	(1,933)	(6,122)	(5,955)	(71,672)

Loss from operations	(2,213)	(1,904)	(6,054)	(5,754)	(68,958)
Income tax expense	-	-	-	(1)	(7)
Net loss arising during development stage	$(2,213)	$(1,904)	$(6,054)	$(5,755)	$(68,965)

Net loss per common share:
Basic and diluted	$(0.30)	$(0.26)	$(0.82)	$(0.79)

Weighted average number of common shares outstanding	7,346,323	7,346,323	7,346,323	7,294,186

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,		Period from December 1, 2000 (Inception) through March 31,
	2010	2009	2010

Operating activities
Net loss arising during development stage	$(6,054)	$(5,755)	$(68,965)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Share based payments	-	90	1,732
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	179	(29)	(110)
Accounts payable	24	(18)	760
Accrued expenses	(2,175)	(522)	1,011
Amounts due to related company	300	(235)	521
Net cash used in operating activities	(7,726)	(6,469)	(65,051)

Financing activities
Net proceeds from issuance of common stock	-	9,878	76,392
Net cash provided by financing activities	-	9,878	76,392
Net (decrease)/increase in cash and cash equivalents	(7,726)	3,409	11,341
Cash and cash equivalents at beginning of period	19,067	19,743	-
Cash and cash equivalents at end of period	$11,341	$23,152	$11,341

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock	Additional paid in capital	Deficit accumulated during development stage	Total
	(shares)

Balance at June 30, 2009	7,346,323	$78,124	$(62,911)	$15,213
Net loss arising during development stage	-	-	(6,054)	(6,054)
Comprehensive Loss				(6,054)

Balance at March 31, 2010	7,346,323	$78,124	$(68,965)	$9,159

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

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles or “GAAP” for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company believes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three months and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010 or any other future period. The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date. You should read these financial statements and notes in conjunction with the audited financial statements for the year ended June 30, 2009 which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Research and Development Expenses

Research and development expenses relate primarily to the cost of conducting human clinical and pre-clinical research of the licensed cancer compounds. Research and development costs are charged to earnings in the period incurred.

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

2. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(In Thousands, except share and per share data)		(In Thousands, except share and per share data)
Numerator
Net loss arising during development stage	(2,213)	(1,904)	(6,054)	(5,755)
Numerator for diluted earnings per share	$(2,213)	$(1,904)	$(6,054)	$(5,755)

Denominator
Denominator for basic earnings per share:
Weighted average number of shares used in computing net loss per share, basic and diluted	7,346,323	7,346,323	7,346,323	7,294,186
Dilutive potential common shares	7,346,323	7,346,323	7,346,323	7,294,186

Basic and diluted earnings per share	$(0.30)	$(0.26)	$(0.82)	$(0.79)

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

	As at March 31,
	2010	2009
	(Number of shares)
Warrants exercisable prior to July 11, 2010 at an exercise price of $43.50	281,525	281,525
Warrants exercisable prior to August 6, 2012 at an exercise price of $36.00	218,559	218,559
Warrants exercisable prior to August 6, 2012 at an exercise price of $30.00	24,836	24,836
Warrants exercisable prior to July 30, 2013 at an exercise price of $21.70	4,608	4,608
Stock options exercisable prior to January 28, 2014 at an exercise price of $6.30	5,000	5,000
Common shares issuable upon exercise of outstanding warrants and stock options	534,528	534,528

3. Expenditure Commitments

At March 31, 2010, the Company had contractual obligations for the conduct of clinical trials, pre-clinical research and development and manufacturing process development of approximately $821,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. The amounts, assuming all treatment cycles are completed, are expected to be incurred as follows:

(In thousands)		Payment due by period
Contractual Obligations	Total	less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Purchase Obligations	$821	$662	$60	$99	$-

Total	$821	$662	$60	$99	$-

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

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(285)	$(1,928)	$(103)	$(1,801)
Segment assets	8,653	2,798	16,204	7,102

	Nine Months Ended March 31, 2010		Nine Months Ended March 31, 2009
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(437)	$(5,617)	$(465)	$(5,290)

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

No license fees have been accrued in respect of phenoxodiol at March 31, 2010.

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

No license fees have been accrued in respect of triphendiol or NV-143 at March 31, 2010.

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

No license fees have been accrued in respect of  NV-128 at March 31, 2010.

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

Transactions giving rise to expenditures amounting to $2,274,000 and $1,713,000 were made under the Services Agreement with Novogen during the nine months ended March 31, 2010 and 2009, respectively. Of these amounts, $1,649,000 and $1,111,000 related to service fees paid to Novogen for research and development services provided in the nine months ended March 31, 2010 and 2009, respectively, reflecting the time spent by Novogen research staff on the development of phenoxodiol, triphendiol, NV-143 and NV-128. Additionally, $625,000 and $602,000 of the total expenditures during the nine months ended March 31, 2010 and 2009, respectively, related to costs incurred for administration and accounting services provided by Novogen.

At March 31, 2010 and 2009, $521,000 and $194,000, respectively, were due and owing to Novogen under the Services Agreement and are included in amounts due to related company.

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

There were no transactions under the Manufacturing License and Supply Agreement with Novogen during the nine months ended March 31, 2010 and 2009.

At March 31, 2010 and 2009 no amount was due and owing to Novogen under the Manufacturing License and Supply Agreement.

Novogen has taken the strategic decision not to manufacture large scale Active Pharmaceutical Ingredients for cancer drugs, including phenoxodiol, as these can be more economically supplied by third parties with particular expertise in this area.

6. Equity

The Company entered into a Securities Subscription Agreement dated as of July 28, 2008 with Novogen and OppenheimerFunds, Inc. (“Oppenheimer”) pursuant to which the Company sold 290,829 and 170,000 shares of common stock to Novogen and Oppenheimer, respectively, with Oppenheimer acting as adviser to each of the following parties severally and not jointly: (i) Oppenheimer International Growth Fund; (ii) Mass Mutual International Equity Fund; (iii) Oppenheimer International Growth Fund/VA; (iv) AZL Oppenheimer International Growth Fund; (v) OFITC International Growth Fund; and (vi) OFI International Equity Fund, at a purchase price of $21.70 per share, the consolidated closing bid price of the Company’s common stock as quoted by the Nasdaq Market Intelligence Desk at 4:00 PM EDST on July 28, 2008.  The shares were registered under the Securities Act of 1933, as amended (the “Securities Act”), under a Shelf Registration Statement on Form S-3 (File No. 333-149807). The Company received net proceeds of $9.8 million from the sale of the shares.

Following the closing of the registered direct offering described above in July 2008, Novogen retained approximately 71.3% of the Company’s common stock.

In July 2008, the Company also issued a warrant to Mr. John O’Connor exercisable for 4,608 shares of common stock, as consideration for investor relations services rendered by him to the Company. The warrant has an exercise price of $21.70 per share. The warrant may be exercised immediately and expires five years from the date of issuance, on July 30, 2013. The warrant has not been registered under the Securities Act. The Company issued the warrant to Mr. O’Connor in a private placement made in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act.

In January 2009, the Company filed a registration statement on Form S-8 (File No. 333-156985) with the SEC registering shares of common stock eligible for issuance under the Marshall Edwards, Inc. 2008 Stock Omnibus Equity Compensation Plan.

In January 2009, the Company issued a stock option exercisable for 5,000 shares of common stock to Associate Professor Gil Mor of Yale University in recognition of his contribution to the development of phenoxodiol under the Marshall Edwards, Inc. 2008 Stock Omnibus Equity Compensation Plan. The options have an exercise price of $6.30. The options are exercisable immediately and expire five years from date of issue.

On March 29, 2010, the Company filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation in order to effect a 1-for-10 reverse stock split of the Company’s common stock effective as of the opening of trading of the Company’s common stock on Nasdaq on Wednesday, March 31, 2010. As a result of the reverse stock split, every 10 shares of the Company’s issued and outstanding common stock were combined into one share of common stock. The reverse stock split did not change the number of authorized shares of the Company’s common stock. No fractional shares of common stock were issued as a result of the reverse stock split. Holders of common stock who, as a result of the reverse stock split, would otherwise have received a fractional share of common stock, are entitled to receive a cash amount equal to the proceeds attributable to the sale of such fractional shares of common stock following the aggregation and sale by the Company’s transfer agent of all fractional shares of common stock otherwise issuable. Following the reverse stock split, the Company expects to have approximately 7,346,323 shares of common stock outstanding.

The reverse stock split affected all shares of the Company’s common stock that were outstanding immediately prior to the effective time of the reverse stock split. For the purpose this report the Company has adjusted all share data presented retrospectively to incorporate the 1-for-10 reverse stock split.

7. Contingent Liabilities

Under the terms of the license agreements with Novogen, milestone license fee payments are payable upon achieving certain milestones. Details of the payments due under these agreements are detailed in Note 5 “Related Party Transactions.” The license agreements are subject to termination provisions.

8. Significant Events after Balance Date

On April 23, 2010, the Company appointed Dr. Daniel P. Gold as President and Chief Executive Officer of the Company.

Since October 2009, Dr. Gold has been Managing Partner of Theragence, Inc., a service provider that focuses on optimizing biopharmaceutical product development, which he co-founded. From July 2008 to May 2009, Dr. Gold was President and Chief Executive Officer of Prospect Therapeutics, a clinical stage, oncology focused, biotechnology company. From January 2000 to May 2009, Dr. Gold was Chief Scientific Officer of Favrille, Inc., a biopharmaceutical company that focused on the development and commercialization of immunotherapies for the treatment of cancer and other diseases of the immune system, which he founded. Dr. Gold was a member of the Executive Council of the Sabin Cancer Vaccine Consortium from 2004 to 2006 and a member of the board of directors of the San Diego chapter of the Leukemia and Lymphoma Society from 1998 to 2003. Dr. Gold received a Bachelors degree in biology from University of California Los Angeles and received a Doctorate degree from Tufts University in Pathology/Immunology.

Pursuant to the terms of Dr. Gold’s Employment Letter, Dr. Gold is also entitled receive options to purchase 220,390 shares of the Company’s common stock in two separate tranches. The first tranche of options to purchase 110,195 shares of common stock of the Company was granted to Dr. Gold upon his appointment as President and Chief Executive Officer on April 23, 2010, with an exercise price of $5.05 per share equal to the closing price of the Company’s common stock on April 23, 2010. The second tranche of options to purchase 110,195 shares of common stock of the Company will be granted to Dr. Gold no later than thirty (30) days following the public release of the Company’s Ovature study results. Of Dr. Gold’s options, 25% will vest one year from the effective date of the Employment Letter and, thereafter, the remaining 75% of Dr. Gold’s options will vest in equal monthly installments over the following thirty-six (36) months. In the event of a Change in Control of the Company, as defined in the Employment Letter, Dr. Gold’s options will become fully vested. Dr. Gold options are issued outside the Company’s 2008 Stock Omnibus Equity Compensation Plan.

The subsequent event information has been evaluated up to the date of filing this report on Form 10-Q.

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
our limited operating history;
our failure to successfully commercialize our product candidates;
our termination of new enrollment into the OVATURE Phase III clinical trial;
  costs and delays in the clinical development program and/or receipt of U.S. Food and Drug Administration (the “FDA”) or other required governmental approvals, or the failure to obtain such approvals, for our product candidates;

uncertainties in clinical trial results;
   our inability to maintain or enter into, and the risks resulting from our dependence upon, collaboration or contractual arrangements necessary for the development, manufacture, commercialization, marketing, sales and distribution of any products;

our inability to control the costs of manufacturing our products;
continued cooperation and support of Novogen Limited, our parent company;
competition and competitive factors;
our inability to protect our patents or proprietary rights and obtain necessary rights to third party patents and intellectual property to operate our business;

our inability to operate our business without infringing the patents and proprietary rights of others;
costs stemming from our defence against third party intellectual property infringement claims;
difficulties in enforcement of civil liabilities against our officers and directors who are residents of jurisdictions outside the U.S.;
general economic conditions;
the failure of any products to gain market acceptance;
technological changes;
government regulation generally and the receipt of the regulatory approvals;
changes in industry practice; and
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

In April 2009, we announced the termination of enrollment into the OVATURE Phase III trial and our intention to undertake an un-blinded analysis of the available data from the trial.  The ongoing patients enrolled in the trial at this time will continue their treatment according to the study protocol. However, we ceased recruiting new patients and the available data from 142 completed and ongoing patients will be analyzed for safety and efficacy outcomes.

Clinical Product Developments

In September 2009, we released data demonstrating that the efficacy of NV-128 in animal xenograft models is achieved without apparent toxicity. NV-128 is a novel flavonoid small molecule inhibitor, capable of inhibiting both mTORC1 and mTORC2 pathways which are central to the aberrant proliferative capacity of both mature cancer cells and cancer stem cells. The data demonstrated that NV-128 has much greater safety than some other mTOR inhibitors in mice bearing human ovarian cancer xenografts. Additional data released reported that NV-128 was judged to be without cardiac toxicity, further indicating the likely safety of NV-128 in clinical use.

Corporate developments

On December 1, 2009, Novogen advised that its CEO and Managing Director Mr. Christopher Naughton ceased his employment, correspondingly Mr. Naughton's position as CEO of Marshall Edwards also ceased at this time. On February 5, 2010, Mr. Naughton resigned from being a director of the Company. Novogen’s CFO Mr. David Seaton was appointed acting CEO of the Group and he acted in that capacity until our new CEO, Dr. Daniel P. Gold was appointed President and Chief Executive Officer of Marshall Edwards on April 23, 2010. On April 30, 2010 Dr. Gold was appointed to serve as a member on the Board of Directors of the Company.

In September 2009, we received a letter from The Nasdaq Stock Market notifying us that for the previous 30 consecutive business days the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Rule 5450(a)(1). According to Nasdaq's letter, we would be afforded a grace period of 180 calendar days, or until March 15, 2010, to regain compliance in accordance with Nasdaq Rule 5810(c)(3)(A). In order to regain compliance, shares of our common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days during the grace period. On March 16, 2010, we received notice from The Nasdaq Stock Market that we had not regained compliance and that we would be suspended from The Nasdaq Global Market on March 25, 2010, unless we requested a hearing. On March 23, 2010 we requested a hearing before the Nasdaq Hearings Panel. On March 29, 2010, our stockholders approved an amendment to the Company's Restated Certificate of Incorporation to effect a reverse stock split of the Company's common stock at a 1-for-10 reverse split ratio. The reverse stock split of our outstanding common stock was effected on March 31, 2010 on a 1-for-10 split adjusted basis.

Following the reverse stock split, the closing bid price of our common stock closed above the $1.00 minimum requirement for ten consecutive trading days. We have now received notification from The Nasdaq Stock Market that the we have regained compliance with the $1.00 minimum closing bid price in accordance with the Nasdaq Listing Rule 5450(a)(1). The Nasdaq Hearings Listing Qualifications Panel has determined to continue the listing of our securities on the Nasdaq Stock Market and, therefore, the hearing before the Hearings Listing Qualifications Panel has been cancelled. For the purpose of this report we have adjusted all share data presented retrospectively to incorporate the 1-for-10 reverse stock split.

At March 31, 2010 we had cash balances of approximately $11 million which we intend to allocate to completing the OVATURE data analysis of 142 patients, pursuing negotiations for out-licensing phenoxodiol should evidence of efficacy and safety emerge from the OVATURE analysis, initiating the triphendiol clinical program and continuing the pre-clinical program for NV-128.

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

As of March 31, 2010, we had accumulated losses of $68,965,000.

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

As of the date of this Quarterly Report, Novogen owns approximately 71.3% of the outstanding shares of our common stock.

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

Clinical trial expenses of $868,000 have been accrued at March 31, 2010. These estimates are based on the number of patients in each trial and the drug administration cycle.

At June 30, 2009 we had accrued $1,181,000 in relation to claims received for clinical trial expenses in connection with the termination of enrollment into the OVATURE Phase III clinical trial. Following negotiations we have paid $849,000 in final settlement of these claims.

Stock Based Compensation

On December 9, 2008, we adopted the Marshall Edwards, Inc. 2008 Stock Omnibus Equity Compensation Plan (the “2008 Stock Omnibus Equity Compensation Plan”) and cancelled the Marshall Edwards, Inc. Share Option Plan (the “Share Option Plan”). No options were issued under the Share Option Plan. The 2008 Stock Omnibus Equity Compensation Plan provides for the issuance of a maximum of 700,000 shares of common stock in connection with the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, employees and advisors. To date, we have issued options exercisable for 5,000 shares of common stock under the 2008 Stock Omnibus Equity Compensation Plan.

We account for stock based payments by estimating the fair value of the options issued. The costs of these equity-settled transactions are determined using a binomial model to calculate the fair value at the date on which they are granted. With respect to the fair value of the warrant representing 4,608 warrant shares issued to Mr. John O’Connor on July 30, 2008, in consideration for investor relations services rendered, and stock options representing 5,000 shares of common stock issued to Associate Professor Gil Mor of Yale University on January 28, 2009, in recognition of his contribution to the development of phenoxodiol under the 2008 Stock Omnibus Equity Compensation Plan, the following assumptions were used:

	July 30, 2008	January 28, 2009
Dividend yield	0%	0%
Expected volatility	81%	111%
Historical volatility	81%	111%
Risk-free interest rate	3.36%	1.70%
Expected life of warrant	5 years	5 years
Warrant fair value	$14.10	$5.00

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

Results of Operations

Three Months Ended March 31, 2010 and 2009

We recorded a consolidated loss of $2,213,000 and $1,904,000 for the three months ended March 31, 2010 and 2009, respectively.

Revenues: We received interest on cash assets and cash equivalents of $19,000 for the three months ended March 31, 2010 compared to $29,000 for the three months ended March 31, 2009. The decrease was due to lower cash balances and lower interest rates earned by our cash deposits.

Research and Development: Research and development expenses increased slightly by $14,000 to $1,559,000 for the three months ended March 31, 2010 compared to $1,545,000 for the three months ended March 31, 2009. The increase represents additional spending on developing triphendiol and NV-128, partially offset by cost savings associated with the termination of the enrollment in the OVATURE Phase III clinical trial, which is nearing completion.

Selling, General and Administrative: Selling, general and administrative expenses increased by $285,000 to $673,000 for the three months ended March 31, 2010 compared to $388,000 for the three months ended March 31, 2009. The increase was primarily due to costs associated with the reverse share split and costs incurred in the recruitment process for a new Chief Executive Officer, which were not incurred in the previous corresponding period.

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

However, exchange rates are volatile in the current market resulting from the global financial crisis and there is a possibility that foreign exchange gains/losses may have a material impact in future periods. At March 31, 2010, we had not established a foreign currency hedging program. Net foreign exchange losses during the three months ended March 31, 2010 were $20,000 compared with foreign exchange gains of $1,000 during the three months ended March 31, 2009.

Nine months Ended March 31, 2010 and 2009

We recorded a consolidated loss of $6,054,000 and $5,755,000 for the nine months ended March 31, 2010 and 2009, respectively.

Revenues: We received interest on cash assets and cash equivalents of $68,000 for the nine months ended March 31, 2010 compared to $201,000 for the nine months ended March 31, 2009. The decrease was due to lower cash balances and lower interest rates earned by our cash deposits.

Research and Development: Research and development expenses decreased $1,935,000 to $3,053,000 for the nine months ended March 31, 2010 compared to $4,988,000 for the nine months ended March 31, 2009. The reduction was due to the termination of the enrollment in the OVATURE Phase III clinical trial and associated cost savings, partially offset by increased spending on developing triphendiol and NV-128.

Selling, General and Administrative: Selling, general and administrative expenses increased by $602,000 to $1,569,000 for the nine months ended March 31, 2010 compared to $967,000 for the nine months ended March 31, 2009. The increase was primarily due to net foreign exchange movements (described below) combined with additional costs associated with the reverse share split and costs incurred in the recruitment process for a new Chief Executive Officer, which were not incurred in the previous corresponding period. These increases were partially offset by savings in legal fees associated with the shelf registration, which took place in the previous corresponding period, a reduction in investor relations costs and a reduction in share option expense which was incurred in the previous corresponding period and not repeated in this period.

Net foreign exchange losses during the nine months ended March 31, 2010 were $151,000 compared with foreign exchange gains of $558,000 during the nine months ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2010, we had cash resources of $11,341,000 compared to $19,067,000 at June 30, 2009. The decrease was due to the expenditures in the clinical trial program, the pre-clinical development of triphendiol and NV-128 and other corporate expenses incurred in the period. Funds are invested in short term money market accounts, pending use.

On July 28, 2008 we entered into a securities subscription agreement with Novogen and OppenheimerFunds, Inc. (“Oppenheimer”) pursuant to which we sold 290,829 and 170,000 shares of common stock to Novogen and Oppenheimer, respectively, with Oppenheimer acting as adviser to each of the following parties severally and not jointly:

(i) Oppenheimer International Growth Fund; (ii) Mass Mutual International Equity Fund; (iii) Oppenheimer International Growth Fund/VA; (iv) AZL Oppenheimer International Growth Fund; (v) OFITC International Growth Fund; and (vi) OFI International Equity Fund, at a purchase price of $21.70 per share, the consolidated closing bid price of our common stock on July 28, 2008. The shares were registered under the Securities Act of 1933, as amended (the “Securities Act”) under a Shelf Registration Statement on Form S-3 (File No. 333-149807). We received gross proceeds of $10 million from the sale of the shares.

Following the closing, in July 2008, of the registered direct offering described above, Novogen retained approximately 71.3% of our common stock.

In July 2008, we issued a warrant to Mr. John O’Connor exercisable for 4,608 shares of common stock, as consideration for investor relation services rendered by him to us. The warrant has an exercise price of $21.70 per share. The warrant may be exercised immediately and expires five years from the date of issuance, on July 30, 2013. The warrant has not been registered under the Securities Act. We issued the warrant to Mr. O’Connor in a private placement made in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act.

In January 2009, we issued a stock option exercisable for 5,000 shares of common stock to Associate Professor Gil Mor of Yale University in recognition of his contribution to the development of phenoxodiol under the Marshall Edwards, Inc 2008 Stock Omnibus Equity Compensation Plan. The option has an exercise price of $6.30 per share of common stock. The options are exercisable immediately and expire five years from date of issue, on January 28, 2014.

Source and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended March 31, 2010 was $7,726,000 compared to $6,469,000 for the same period in 2009. The increase in cash used primarily relates to the payment of the NV-128 licence fee of $1.5 million under the terms of the NV-128 licence agreement, partially offset by cash savings associated with reduced research and development expenditure.

Cash Requirements

We intend to allocate our current funds of approximately $11.3 million to completing the OVATURE data analysis of 142 patients, pursuing negotiations for out-licensing phenoxodiol should evidence of efficacy and safety emerge from the OVATURE analysis. We also intend to continue the clinical development of the drug candidate triphendiol and to continue the pre-clinical development of NV-128. In August 2009 we completed negotiations with Novogen to in-license the mTOR inhibitor NV-128, which has shown compelling pre clinical results to date. In consideration of the license granted to us we paid Novogen a license fee of $1,500,000 in August, 2009.

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

Contractual Obligations

For details of our contractual obligations at March 31, 2010 see Note 3 to the financial statements “Expenditure Commitments” on page 11 of this Quarterly Report on Form 10-Q.

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

Foreign Currency Risk

We conduct our business in various currencies, primarily in U.S. dollars and Australian dollars, Euros and British pounds. At March 31, 2010, we had not established a foreign currency hedging program. Net foreign exchange losses during the nine months ended March 31, 2010 were $151,000 compared with net exchange gains of $558,000 during the nine months ended March 31, 2009. Foreign exchange gains and losses occur upon consolidation of MEPL, which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position.

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

PART II  OTHER INFORMATION

Item 6:                 Exhibits

Exhibit Index

Exhibits

10.1	Employment letter, dated April 23, 2010, between Marshall Edwards, Inc. and Daniel Gold (1)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

(1) Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL EDWARDS, INC.

/s/ DAVID SEATON

David Seaton
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 12, 2010

Exhibit 31.1
CERTIFICATION

I, Daniel Gold, certify that:

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

/s/ DANIEL GOLD

Daniel Gold
Chief Executive Officer

Date: May 12, 2010

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

/s/ DAVID SEATON

David Seaton
Chief Financial Officer

Date: May 12, 2010

Exhibit 32.1

CERTIFICATION

Pursuant to the requirement set forth in Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350), Daniel Gold, the President and Chief Executive Officer of Marshall Edwards, Inc. (the “Registrant”), and David Seaton, Chief Financial Officer of the Registrant, hereby certifies that, to his knowledge:

1.
The Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, (the “Form 10-Q”) to which this Certification is attached as Exhibit 32.1, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition of the Registrant at the end of the period covered by the Form 10-Q and results of operations of the registrant for the period covered by the Form 10-Q.

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

/s/ DANIEL GOLD

Daniel Gold
Chief Executive Officer

/s/ DAVID SEATON

David Seaton
Chief Financial Officer

Dated: May 12, 2010