Form 10-K
MARSHALL EDWARDS INC
filed 2010-08-30
CIK 1262104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 000-50484

Marshall Edwards, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	51-0407811
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

11975 El Camino Real, Suite 101 San Diego, CA 92130
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:
 858-792-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.00000002 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes   ☐    No    ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes   ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes   ☐    No   ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $14.7 million based on the closing price of the registrant’s Common Stock as reported on the NASDAQ Global Market on December 31, 2009.

As of August 20, 2010, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 7,346,324.

Documents Incorporated by Reference

Portions of this registrant’s definitive proxy statement for its 2010 annual meeting to be filed with the U.S. Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended June 30, 2010 are incorporated by reference in Part III of this Annual Report on Form 10-K.

MARSHALL EDWARDS, INC.

Cautionary Statement about Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” and elsewhere in this Form 10-K, including, among other things:

• our inability to obtain required additional financing or financing available to us on acceptable terms,
• our inability to maintain or enter into, and our dependence upon, collaboration or contractual arrangements necessary for the clinical development of phenoxodiol, triphendiol, NV-143 and NV-128;
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

PART I

Item 1. Business

Overview of Our Business

Marshall Edwards, Inc. (“MEI”) including its wholly-owned subsidiary Marshall Edwards Pty Ltd (“MEPL”) (together, the “Group” or the “Company”) is a development stage company incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited. Our shares of common stock are listed on the NASDAQ Global Market under the symbol “MSHL”. As of the date of this Annual Report on Form 10-K Novogen owns approximately 71.3% of the outstanding shares of our common stock.

Our business purpose is the development and commercialization of drugs for the treatment of cancer. We are presently engaged in the clinical development and commercialization of our drug candidates triphendiol, NV-143 and NV-128 which we have licensed from a subsidiary of Novogen Limited (Novogen Limited and/or its subsidiaries are referred to herein as “Novogen”).

We believe that our existing cash balances of approximately $9 million will be sufficient to satisfy our current operating plan until late 2011. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. In any event, however, we will need additional financing to fund our operations in the future including the continued development of triphendiol, NV-143 and NV-128. We intend to pursue capital raising transactions to further develop our drug candidates.

Clinical Product Developments

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

In September 2009, we released data demonstrating that the efficacy of NV-128 in animal xenograft models is achieved without apparent toxicity. NV-128 is a novel flavonoid small molecule inhibitor, capable of inhibiting both mTORC1 and mTORC2 protein regulatory pathways which are central to the aberrant proliferative capacity of both mature cancer cells and cancer stem cells. The laboratory data demonstrated that NV-128 has greater safety than some other mTOR inhibitors in mice bearing human ovarian cancer xenografts. Additional data released reported that NV-128 was judged to be without cardiac toxicity in laboratory studies.

Phenoxodiol

OVATURE Phase III Clinical Trial

The OVATURE Phase III clinical trial was a major multi-center international Phase III clinical trial of orally-administered phenoxodiol in combination with carboplatin in women with advanced ovarian cancer resistant or refractory to platinum-based drugs. This trial was designed to determine the safety and effectiveness of phenoxodiol when used in combination with carboplatin. Originally, the OVATURE Phase III clinical trial was approved by the FDA under a Special Protocol Assessment (“SPA”) program indicating that the study design, clinical endpoints and statistical analysis are acceptable to the FDA. The protocol provided for an interim analysis of the data, which, if statistically significant, could be used to support a request for accelerated marketing approval. Under the SPA, an analysis of the interim results was possible after the targeted patient recruitment was completed and 95 patients had disease progression.

In April 2009, we announced our decision to terminate enrollment into the Phase III OVATURE clinical trial and our intention to undertake an unblinded analysis of the available data from the trial. The decision to terminate new enrollment into the Phase III OVATURE clinical trial and assess the available patient data was made in part, because we believed that the global financial downturn made it unlikely at such time that we would be able to raise the necessary capital through debt or equity issuances in the near term to fund the trial to completion as originally planned. Additionally, changes in the standard of care over the period that the OVATURE Phase III clinical trial was in operation resulted in fewer women meeting the inclusion criteria of the OVATURE protocol, which slowed patient recruitment rates.

On June 1, 2010, we announced that a final analysis of our Phase III OVATURE trial of orally administered phenoxodiol in women with recurrent ovarian cancer determined that the trial did not show a statistically significant improvement in its primary (progression-free survival) or secondary (overall survival) endpoints.

The termination of patient enrollment into the OVATURE study and unblinded analysis of the available data from the trial have been discussed with the FDA.

Prostate Cancer

MEI conducted a Phase II prostate cancer clinical trial using phenoxodiol as first line treatment in men with early stage disease (16 patients with androgen dependent disease but rising Prostate Specific Antigen (“PSA”) compared to patients with late stage hormone refractory disease (12 patients with chemotherapy naïve androgen independent disease) at Yale Cancer Center and the West Haven Veterans Administration Hospital Connecticut in the US. Both of these patient groups represent areas of unmet medical need in this common cancer. The results of this study, which were presented by Dr. Kevin Kelly of Yale University at the American Society of Clinical Oncology meetings in June 2010, indicated that approximately one-third of the patients experienced disease stabilization as measured by PSA levels. In this small study it appeared that during treatment, interferon-gamma (IFN-γ) increased from baseline levels in patients with PSA partial response or stable disease, while monocyte chemotactic protein-1 (MCP-1) levels increased from baseline levels in patients with PSA progressive disease.

Triphendiol

Triphendiol is a synthetic investigational anti-cancer compound based on an isoflavan ring structure. Similar to phenoxodiol, triphendiol is an inhibitor of signal transduction in cells. Preliminary laboratory screening studies have identified triphendiol as a candidate for product development showing a favorable laboratory toxicity profile against normal cells and broad activity against cancer cells. In March 2008, we announced that laboratory data to be presented at the annual meeting of the American Association for Cancer Research suggested that triphendiol may aid in the treatment of pancreatic cancer. These data indicated that in laboratory testing in vitro and in animals bearing human pancreatic and bile duct tumors, the activity of triphendiol against these cancers was demonstrated. Triphendiol has completed two Phase I human trials in Australia which have demonstrated an acceptable safety profile and acceptable pharmacokinetic profile, i.e. the characteristics of a drug that determine its absorption, distribution and elimination in the body, when administered orally.

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

In January 2009, we announced that triphendiol had been granted an Investigational New Drug (IND) status by the FDA to undertake clinical studies with orally administered triphendiol as a chemotherapy sensitizing agent in combination with gemcitabine in patients with unresectable locally advanced or metastatic pancreatic and bile duct cancers. Based on the results of the OVATRUE study with orally administered phenoxodiol, we are currently developing plans to amend the triphendiol IND to administer triphendiol intravenously.

Corporate Developments

On December 1, 2009, Novogen advised that its Chief Executive Officer and Managing Director Mr. Christopher Naughton ceased his employment, correspondingly Mr. Naughton's position as Chief Executive Officer of Marshall Edwards also ceased at this time. On February 5, 2010, Mr. Naughton resigned as a director of the Company. Novogen’s Chief Financial Officer Mr. David Seaton was appointed acting Chief Executive Officer of the Group and he acted in that capacity until our new Chief Executive Officer, Dr. Daniel P. Gold was appointed President and Chief Executive Officer of Marshall Edwards on April 23, 2010. On April 30, 2010 Dr. Gold was appointed to serve as a member on the Board of Directors of the Company.

On June 17, 2010 we announced the appointment of Thomas Zech as Chief Financial Officer. This appointment is part of the strategic decision to relocate our office and management of our company to the U.S. In addition to the appointment of our new Chief Executive Officer and Chief Financial Officer we have entered into a lease for a new office located in San Diego and have employed additional administrative staff.

In September 2009, we received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying us that for the previous 30 consecutive business days the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Rule 5450(a)(1). According to Nasdaq's letter, we would be afforded a grace period of 180 calendar days, or until March 15, 2010, to regain compliance in accordance with Nasdaq Rule 5810(c)(3)(A). In order to regain compliance, shares of our common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days during the grace period. On March 16, 2010, we received notice from The Nasdaq Stock Market that we had not regained compliance and that we would be suspended from The Nasdaq Global Market on March 25, 2010, unless we requested a hearing. On March 23, 2010 we requested a hearing before the Nasdaq Hearings Panel. On March 29, 2010, our stockholders approved an amendment to the Company's Restated Certificate of Incorporation to effect a reverse stock split of the Company's common stock at a 1-for-10 reverse split ratio. The reverse stock split of our outstanding common stock was effected on March 31, 2010 on a 1-for-10 split adjusted basis. Following the reverse stock split, the closing bid price of our common stock closed above the $1.00 minimum requirement for ten consecutive trading days. We have now received notification from The Nasdaq Stock Market that we have regained compliance with the $1.00 minimum closing bid price in accordance with the Nasdaq Listing Rule 5450(a)(1). The Nasdaq Hearings Listing Qualifications Panel determined to continue the listing of our securities on the Nasdaq Stock Market and, therefore, the hearing before the Hearings Listing Qualifications Panel was canceled. For the purpose of this report we have adjusted all share data presented retrospectively to incorporate the 1-for-10 reverse stock split.

On May 18, 2010 we received a notice from Nasdaq indicating that the Company failed to comply with the minimum stockholders’ equity requirement set forth in Nasdaq Listing Rule 5450(b)(1)(A) for continued listing of its common stock on the Nasdaq Global Market because our stockholders’ equity as of March 31, 2010 as set forth in our quarterly report on Form 10-Q for the period ended March 31, 2010 of $9.16 million was below the $10 million minimum stockholders’ equity requirement. The notice also stated we would be provided 45 calendar days, or until July 2, 2010, to submit a plan to regain compliance.

We responded to Nasdaq on July 2, 2010. The response included our plans to satisfy the listing requirements with respect to the maintaining a minimum $10 million Shareholders’ equity value. We stated our intention to pursue a capital raising transaction within the time provided by Nasdaq rules if market conditions permit, to further fund development of our product candidates 1) triphendiol or its primary active metabolite NV-143, a potentially more potent, second generation analog of phenoxodiol; and 2) NV-128. In the alternative, the Company intends to apply to transfer the listing of its common stock from the Nasdaq Global Market to the Nasdaq Capital Market. The Company believes it currently would be in compliance with the minimum stockholders’ equity requirement and all other criteria that would be applicable for listing on the Nasdaq Capital Market.

On August 5, 2010, we received a letter from Nasdaq indicating that, based on our plan, Nasdaq has determined to grant us an extension, through November 15, 2010, to regain compliance with the Rule by establishing stockholders’ equity of at least $10,000,000.

On July 14, 2010, we received notice from Nasdaq stating that for the last 30 consecutive business days, the Market Value of Publicly Held Shares closed below the minimum $5 million required for continued listing on the Nasdaq Global Market under Nasdaq Rule 5450(b)(1)(C). Market Value of Publicly Held Shares is calculated by multiplying the publicly held shares, which is total shares outstanding less any shares held by officers, directors, or beneficial owners of 10% or more, by the consolidated closing bid price. Novogen Limited currently owns 71.3% of the outstanding common stock of the Company. Therefore, the value of Novogen Limited’s shares is excluded from the Market Value of Publicly Held Shares of the Company. According to Nasdaq's letter, we would be afforded a grace period of 180 calendar days, or until January 10, 2011, to regain compliance in accordance with Nasdaq Rule 5810(c)(3)(A). We intend to actively monitor the Market Value of Publicly Held Shares between now and January 10, 2011.

On August 10, 2010 we announced the appointment of Christine A. White, M.D. to our board of directors. Dr. White replaces Professor Paul J. Nestel, who has served as a director since April 2001.

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

We believe that phenoxodiol, triphendiol, NV-143 and NV-128 are able to exert a multiplicity of effects, including both ‘pro-survival’ and ‘pro-death’ signaling systems, because their primary targets in the tumor cell are proteins whose functions are so fundamental to the tumor cell’s metabolism that to shut them down produces a broad range of adverse consequences.

Phenoxodiol

The potential explanation for this effect of MSTRs on the fundamental biochemistry of tumor cells was provided by a discovery by a research team at Purdue University in Indiana. This team has a long-standing research interest in a family of proteins at the cell surface that are involved in electron transport across the cell membrane enabling hydrogen ion (proton) export at a controlled rate. This function is so fundamental to normal cell function and viability, that any loss of function of this proton pump will disrupt a wide range of biochemical processes. One of the key components of this proton pump mechanism is a family of cell surface proteins known as NADH oxidases. These proteins are situated on the outside of the cell membrane of all living matter and regulate the flow of waste hydrogen across the cell membrane. The laboratory studies at Purdue University have shown that a variant form of the surface oxidase which promotes more rapid hydrogen export, is preferentially expressed on cancer cells, although similar oxidase activity has been identified on small numbers of non-cancer cells undergoing abnormally rapid cell division. Phenoxodiol is able to bind to and inhibit the activity of these oxidase variants, with the resulting inhibition of hydrogen ion removal (H+ efflux) from these cells. This leads to an extensive disruption to signaling pathways and to eventual inhibition of cell proliferation and activation of apoptosis, the process of programmed cell death by which a cell dies naturally. Phenoxodiol appears to have little or no effect on the form of oxidase present on normal healthy cells, providing an explanation for how phenoxodiol selectively targets cancer cells. Independent research at the Malaghan Institute of Medical Research at Victoria University, Wellington, New Zealand, has confirmed that phenoxodiol inhibits plasma membrane electron transport in cancer cells, as well as in some other abnormally dividing cells, but not in normal cells.

Other laboratory studies at The Hanson Institute Centre for Cancer Research at Royal Adelaide Hospital in Australia have demonstrated potent anti-tumor and anti-angiogenic (i.e., prevention of blood vessel formation) properties of phenoxodiol. These properties of phenoxodiol are associated with down regulation of a key signal transduction molecule, sphingosine kinase. Sphingosine kinase is a terminal component of the plasma membrane sphingomyelin pathway leading to the formation of sphingosine-1-phosphate a bioactive lipid and a key pro-survival secondary messenger acting via the signal transduction protein kinase, Akt. Two important biological outcomes resulting from the down regulation of sphingosine kinase are (i) cytostasis, (i.e. the prevention of the growth and multiplication of cells) through p53-independent induction of the cell cycle regulatory protein, p21WAF1/CIP1, and (ii) apoptosis (i.e., programmed cell death), through inhibition of phosphorylation (i.e., addition of a phosphate group) of the anti-apoptotic factors, XIAP (inhibitor of apoptosis protein) and FLIPshort (caspase-8 inhibitory protein). These processes facilitate activation of executioner caspases (proteins that cause the cell to undergo programmed cell death) and restore the activity of the Fas-ligand (fasL) family of death receptors. Researchers at Purdue University have shown this effect is a consequence of the interaction between phenoxodiol and the surface oxidase on cancer cells.

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

Recent laboratory studies conducted by Novogen and Yale University have confirmed that this chain of biochemical events following exposure of tumor cells to phenoxodiol also explains how phenoxodiol is able to sensitize tumor cells to standard anti-cancer drugs such as platinums, gemcitabine and taxanes, on the basis that FLIPshort protein is responsible for inhibiting the sensitivity of the Fas-ligand protein (death receptor) to the toxic signaling mediated via these drugs.

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

Triphendiol, NV-143 and NV-128 are analogues of phenoxodiol, but exhibit some differences from phenoxodiol. In parallel with phenoxodiol, these drug candidates display pre-clinical anti-cancer activity across a broad range of tumor types, high selectivity for cancer cells, and the ability to chemosensitize tumor cells to the cytotoxic effects of most standard chemotoxic drugs. However, these drugs differ from phenoxodiol in inducing cell death by both caspase dependent and caspase independent mechanisms and by showing a greater ability to induce apoptosis in pancreatic cancer, bile duct cancer, and melanoma cells; triphendiol also shows an ability to increase the sensitivity of cancer cells to radiotherapy (radiosensitizers).

Triphendiol and NV-143

Triphendiol is a derivative of phenoxodiol and was selected for further development based on superior pre-clinical anti-cancer activity against a range of cancers, such as pancreas and bile duct cancers and melanoma. In non-clinical studies, triphendiol invoked cell cycle arrest leading to programmed cell death in cell lines representative of late stage pancreatic and bile duct carcinomas. Apoptosis induction was independent of p53 status and proceeded via the mitochondrial cell death pathway. We have also demonstrated that triphendiol is able to sensitize cell lines representative of both pancreatic cancer and cholangiocarcinoma (bile duct cancer) to the standard of care drug, gemcitabine. Proof of concept studies in animal models of pancreatic cancer and cholangiocarcinoma demonstrated that orally delivered triphendiol is effective at inhibiting tumor proliferation. In further Good Laboratory Practice (GLP) compliant toxicology studies, triphendiol was shown to be non-clastogenic (i.e., not capable of causing damage to chromosomes) and non-mutagenic (i.e., not causing genetic damage), and is well tolerated in rodent and non-rodent chronic repeat dose studies when delivered orally. These data have indicated that clinical development of triphendiol as a biliary cancer therapeutic is warranted. Two Phase Ia clinical studies have been completed in Australia investigating triphendiol pharmacokinetics and safety when delivered either orally or as an intravenous infusion. No medication related adverse events were reported. Triphendiol is a synthetic molecule. A scalable synthetic manufacturing method has been developed as has a validated analytical method for the quantitation of the active pharmaceutical ingredient (API). The FDA has granted an Investigational New Drug status to triphendiol to enable a Phase Ib efficacy and safety study to be conducted in the U.S.

NV-143 is the primary active metabolite that is produced when triphendiol is introduced into animals and humans. NV-143 is highly potent, pan acting investigational anti-cancer drug that demonstrates superior anti-tumor activity against a broad range of tumor cell lines compared to phenoxodiol and triphendiol. In pre-clinical studies it is found to be active against all melanoma cell lines tested to date and is able to sensitize melanoma cell lines to the standard of care drug, dacarbazine, and members of the platinum drug family. Proof of concept studies in animal models of melanoma have demonstrated that orally delivered NV-143 retards tumor proliferation. The NV-143 mechanism of action in melanoma has not been fully elucidated but is believed to be similar to that of triphendiol. NV-143 is non-clastogenic and non-mutagenic in laboratory studies.

NV-128

NV-128 is an analogue of phenoxodiol and triphendiol but appears to interact with a target protein in the tumor cell that is distinct from both.  The proposed target for NV-128 is found in the tumor cell mitochondria, the specialized area in the cell that produce energy in the form of adenosine triphosphate (“ATP”).  When NV-128 interacts with its protein target a rapid reduction in ATP occurs leading to a cascade of biochemical events within the cell leading to cell death.  One outcome that is believed to be critical for cell death induction induced by NV-128 is the disruption of both the mTORC1 and mTORC2 cellular pathways. NV-128’s effect on the mTOR protein reduces the potential for the cancer cell to develop resistance to chemotherapeutic drugs. NV-128, has demonstrated activity as a single agent and as a chemosensitizing agent against cancer cell lines representative of non-small cell lung carcinoma (NSCLC) and ovarian cancer. Proof of concept xenograft studies in animals have confirmed that NV-128 retards NSCLC and ovarian tumor proliferation when administered via oral, intravenous and intraperitoneal routes. Laboratory studies are in progress in pre-clinical in vitro experiments to examine activity against late stage colorectal, breast, and gastric cancers and hepatocellular carcinoma, both as a single agent and in combination with current standard of care drugs. Pharmacokinetic studies of NV-128 delivered orally and intraperitoneally have been conducted in rodents. These studies have demonstrated that NV-128 is bioavailable, producing therapeutically significant concentrations in blood plasma, and is completely excreted 24 hours post administration.

NV-128 disrupts internal cell signaling, and also induces changes in mitochondrial membranes. The mitochondrial membrane changes have been associated with early stages of programmed cell death, or apoptosis, and are mediated via a novel mTOR pathway.  In mature cancer cells as well as in cancer stem cells, the mTOR protein is involved in enhancing tumor growth and may be associated with resistance to chemotherapeutic drugs. Inhibition of the mTOR pathway appears to shut down many of the cellular survival pathways, including proteins that protect the mitochondria of cancer cells. NV-128 has been demonstrated to block both mTORC1 and mTORC2 pathways of mTOR activation. Data demonstrate that through minor modification of the parent isoflavene compounds, novel analogues can be generated, which promote cell death via alternative mechanisms to those described for phenoxodiol and triphendiol, opening up new opportunities for treatment of an even broader range of cancers.

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

Our competitors include pharmaceutical companies and biotechnology companies, as well as universities and public and private research institutions. In addition, companies active in different but related fields represent substantial competition for us. Many of our competitors developing oncology drugs have significantly greater capital resources, larger research and development staffs and facilities, and greater experience in drug development, regulation, manufacturing, and marketing than we do. They compete with us in recruiting eligible patients to participate in clinical studies and in attracting partners for joint ventures. They also license technologies that are competitive with our technologies. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies or our drug candidates obsolete or non-competitive.

Intellectual Property

Novogen has been granted patents and has additional patent applications pending in a number of countries which cover a family of chemically related compounds with potentially broad ranging and complementary anticancer effects. Novogen has granted us an exclusive license, with respect to its patent rights and intellectual property know-how to develop, market and distribute the isoflavonoid compounds phenoxodiol, triphendiol, NV-143 and NV-128 as anti-cancer agents, except in topical form.

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

•	phosphate ester prodrugs of phenoxodiol (eight pending patent applications); and

•	use of phenoxodiol in the modulation of the immune system (provisional patent application filed) (see also triphendiol and NV-128 below).

The manufacturing patent rights, relating to the production of isoflavan derivatives, including phenoxodiol, comprises a patent family in which nine patent applications are pending and seven patents have been issued.

Triphendiol and NV-143

These compounds are isoflavan derivatives of phenoxodiol. The licensed patent rights relate to the compounds and to uses of these compounds as anti-cancer agents and sensitizers of cancer cells and tumors to chemotherapy and radiotherapy, except in topical form. The licensed patent rights fall into several families of patent applications:

•	triphendiol and NV-143 and uses of these compounds as anti-cancer agents (thirteen pending patent applications); and

•	uses of triphendiol and NV-143 as chemo-sensitizers and radiosensitizers of tumors and cancer cells (ten pending patent applications and one issued patent) (see also NV-128 below);

•	the use of triphendiol for inducing programmed cell death (three pending patent applications) (see also NV-128 below); and

•	the use of triphendiol in the modulation of the immune system (provisional patent application filed) (see also phenoxodiol above).

NV-128

NV-128 is a further novel isoflavan derivative of phenoxodiol. The licensed patent rights in respect of NV-128 relate to the compound and to uses of the compound as an anti-cancer agent, except in topical form. The licensed patent rights fall into several patent families as follows:

•	NV-128 and use of this compound as an anti-cancer agent (thirteen pending patent applications);

•	the use of NV-128 as a chemo-sensitizer and radiosensitizer of tumors and cancer cells (ten pending patent applications and one issued patent) (see also triphendiol and NV-143 above);

•	two patent families (one international PTC application filed, and three pending patent applications, respectively) relating to the use of NV-128 for inducing programmed cell death; and

•	the use of NV-128 in the modulation of the immune system (provisional patent application filed) (see also phenoxodiol above).

As patent applications in the U.S. are maintained in secrecy until published by the U.S. Patent Trade Office at 18 months from filing for all cases filed after November 29, 2000, or at issue, for cases filed prior to November 29, 2000 we cannot be certain that Novogen was the first to make the inventions covered by the Novogen patents and applications referred to above. Additionally, publication of discoveries in the scientific or patent literature often lags behind the actual discoveries. Moreover, pursuant to the terms of the Uruguay Round Agreements Act, patents filed on or after June 8, 1995 have a term of twenty years from the date of such filing except for provisional applications, irrespective of the period of time it may take for such patent to ultimately issue. This may shorten the period of patent protection afforded to therapeutic uses of phenoxodiol, triphendiol, NV-143 or NV-128, as patent applications in the biopharmaceutical sector often take considerable time to issue. However, in some countries the patent term may be extended.

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

Research expenses were $4.031 million for the year ended June 30, 2010, $7.777 million for the year ended June 30, 2009 and $9.325 million for the year ended June 30, 2008.

Research and development costs incurred since inception through June 30, 2010 amount to $37,074,000.

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

•
submission and approval of an Investigational New Drug Application, or IND, including results of pre-clinical tests, manufacturing information, and protocols for clinical tests, which must become effective before clinical trials may begin in the U.S.;

•	obtaining approval of Institutional Review Boards, or IRBs, to administer the products to human subjects in clinical trials;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for the product’s intended use;

•	development of manufacturing processes which conform to FDA current Good Manufacturing Practices, or cGMPs, as confirmed by FDA inspection;

•	submission of pre-clinical and clinical studies results, and chemistry, manufacture and control information on the product to the FDA in a New Drug Approval Application, or NDA; and

•	FDA review and approval of an NDA, prior to any commercial sale or shipment of a product.

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

Each NDA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, and its amendments. According to the FDA’s fee schedule, effective on October 1, 2009 for the fiscal year 2010, the user fee for an application requiring clinical data, such as an NDA, is $1,405,500. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual product fee for prescription drugs and biologics ($79,720), and an annual establishment fee ($457,200) on facilities used to manufacture prescription drugs and biologics. A written request can be submitted for a waiver for the application fee for the first human drug application that is filed by a small business, but there are no waivers for product or establishment fees. We are not at the stage of development with our products where we are subject to these fees, but they are significant expenditures that may be incurred in the future and must be paid at the time of application submissions to FDA.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, a sponsor may obtain marketing exclusivity for a period of time following FDA approval of certain drug applications, regardless of patent status, if the drug is a new chemical entity or if new clinical studies were required to support the marketing application for the drug. This marketing exclusivity prevents a third party from obtaining FDA approval for an identical or nearly identical drug under an Abbreviated New Drug Application or a “505(b)(2) New Drug Application.” The statute also allows a patent owner to obtain an extension of applicable patent terms for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding NDA plus the period of time between the filing of the NDA and FDA approval, with a five year maximum patent extension. We cannot be certain that Novogen will be able to take advantage of either the patent term extension or marketing exclusivity provisions of these laws.

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

European Union Regulatory Requirements

Outside the U.S., our ability to market our products will also be contingent upon receiving marketing authorizations from the appropriate regulatory authorities and compliance with applicable post-approval regulatory requirements. Although the specific requirements and restrictions vary from country to country, as a general matter, foreign regulatory systems include risks similar to those associated with FDA regulation, described above. Under EU regulatory systems, marketing authorizations may be submitted either under a centralized or a national procedure. Under the centralized procedure, a single application to the European Medicines Agency (EMA) leads to an approval granted by the European Commission which permits the marketing of the product throughout the EU. The centralized procedure is mandatory for certain classes of medicinal products, but optional for others. For example, all medicinal products developed by certain biotechnological means, and those developed for cancer and other specified diseases and disorders, must be authorized via the centralized procedure. We assume that the centralized procedure will apply to our products that are developed by means of a biotechnology process. The national procedure is used for products that are not required to be authorized by the centralized procedure. Under the national procedure, an application for a marketing authorization is submitted to the competent authority of one member state of the EU. The holders of a national marketing authorization may submit further applications to the competent authorities of the remaining member states via either the decentralized or mutual recognition procedure. The decentralized procedure enables applicants to submit an identical application to the competent authorities of all member states where approval is sought at the same time as the first application, while under the mutual recognition procedure, products are authorized initially in one member state, and other member states where approval is sought are then requested to recognize the original authorization based upon an assessment report prepared by the original authorizing competent authority.

Both the decentralized and mutual recognition procedures should take no longer than 90 days, but if one member state makes an objection, which under the legislation can only be based on a possible risk to human health, the application will be automatically referred to the Committee for Medicinal Products for Human Use (CHMP) of the EMA. If a referral for arbitration is made, the procedure is suspended. However, member states that have already approved the application may, at the request of the applicant, authorize the product in question without waiting for the result of the arbitration. Such authorizations will be without prejudice to the outcome of the arbitration. For all other concerned member states, the opinion of the CHMP, which is binding, could support or reject the objection or alternatively could reach a compromise position acceptable to all EU countries concerned. The arbitration procedure may take an additional year before a final decision is reached and may require the delivery of additional data.

As with FDA approval, we may not be able to secure regulatory approvals in Europe in a timely manner, if at all. Additionally, as in the U.S., post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution, would apply to any product that is approved in Europe, and failure to comply with such obligations could have a material adverse effect on our ability to successfully commercialize any product.

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

Government Funding

Novogen received financial support for the phenoxodiol drug program from the Australian government under what is known as the START Program. The START Program was a merit-based program designed to encourage and assist Australian companies to undertake research and development and commercialization through a range of grants and loans. The START Program is administered by the Industry Research and Development, or IR&D Board. The IR&D Board is made up of private sector and academic members with expertise and experience in research and development and commercialization. In 1998, the Australian government agreed to provide A$2.7 million (approximately U.S. $1.8 million) to Novogen, enabling it to expedite phenoxodiol into clinical trials, provided that the grant money was matched by an equal expenditure by Novogen. The START grant was awarded after the government’s review of the pertinent research results, the intellectual property driving the program and the likelihood and potential for commercial success of the drug.

We have no further obligation under this agreement.

Employees

We currently have four employees. Novogen provides us with additional staff under our service agreements, which includes research, development and administrative personnel.

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

We will not generate any operating revenue until we successfully commercialize one of our drug candidates.  Currently we have drug candidates at different stages of development and each will need to successfully complete a number of tests and obtain regulatory approval before potential commercialization.

In particular, any of the following factors may serve to delay, limit or prevent the final approval by regulatory authorities of our drug candidates for commercial use:

•
Triphendiol, NV-143 and NV-128 are in the early stages of clinical development, and we will need to conduct significant clinical testing to prove safety and efficacy before applications for marketing can be filed with the FDA, or with the regulatory authorities of other countries;

•	data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval;

•	development and testing of product formulation, including identification of suitable excipients, or chemical additives intended to facilitate delivery of our drug candidates;

•	it may take us many years to complete the testing of our drug candidates, and failure can occur at any stage of this process; and

•	negative or inconclusive results or adverse medical events during a clinical trial could cause us to delay or terminate our development efforts.

The successful development of any of these drug candidates is uncertain and accordingly we may never commercialize any of these drug candidates or generate revenue.

We have a limited operating history, and we are likely to incur operating losses for the foreseeable future.

You should consider our prospects in light of the risks and difficulties frequently encountered by early stage and developmental companies. Although we were incorporated in December 2000, we have only been in operation since May 2002. We have incurred net losses of $70,807,000 since our inception through June 30, 2010, including net losses of $7,896,000, $11,180,000 and $12,410,000 for the years ended June 30, 2010, 2009 and 2008, respectively. We anticipate that we will incur operating losses and negative operating cash flow for the foreseeable future. We have not yet commercialized any drug candidates and cannot be sure that we will ever be able to do so, or that we may ever become profitable.

Because a final analysis of our Phase III OVATURE trial of orally administered phenoxodiol determined that the trial did not show a statistically significant improvement in its primary (progression-free survival) or secondary (overall survival) endpoints, are unlikely to out-license phenoxodiol to third parties for this purpose.

On June 1, 2010, we announced that a final analysis of our Phase III OVATURE trial of orally administered phenoxodiol in women with recurrent ovarian cancer determined that the trial did not show a statistically significant improvement in its primary (progression-free survival) or secondary (overall survival) endpoints. Since the trial did not meet its endpoints, it is unlikely we will be able to out-license Phenoxodiol to third parties.

We will need additional funds to progress the clinical trial program for triphendiol, NV-143 or NV-128 beyond their early stages and to develop new in-licensed compounds from Novogen. The actual amount of funds we will need will be determined by a number of factors, some of which are beyond our control.

The factors which will determine the actual amount of funds that we will need to progress the clinical trial programs for triphendiol, NV-143 and NV-128 may include the following:

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

The uncertain financial markets may negatively impact our liquidity and our ability to continue our planned future clinical trials program, by precluding us from raising funds through equity issuances on terms favorable to us or at all.

We have traditionally raised capital through the sale of equity securities to investors and intend to seek additional capital through an equity transaction in 2010. Since September 2008, the financial services industry, credit markets and capital markets have experienced a period of unprecedented turmoil and volatility. Accordingly, we may have difficulty raising the capital necessary to finance our business operations through the sale of equity securities on terms favorable to us or at all or through other types of financing. In order to obtain the additional funding necessary to conduct our business, we may need to rely on collaboration and /or licensing opportunities. We cannot assure you that we will be able to raise the funds necessary or find appropriate collaboration or licensing opportunities to fund our future business plan.

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

Similarly, potential partners may be discouraged by our limited operating history. Additionally, our relative attractiveness to potential partners and consequently, our ability to negotiate acceptable terms in any partnership agreement, will be affected by the results of our clinical program. There is no assurance that we will be able to negotiate commercially acceptable licensing or other agreements for the future exploitation of our drug product candidates including continued clinical development, manufacture or marketing. If we are unable to successfully contract for these services, or if arrangements for these services are terminated, we may have to delay our commercialization program which will adversely affect our ability to generate operating revenues.

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

The development of drug candidates is highly competitive. A number of other companies have products or drug candidates in various stages of pre-clinical or clinical development that are intended for the same therapeutic indications for which our drug candidates are being developed. Some of these potential competing drugs are further advanced in development than our drug candidates and may be commercialized sooner. Even if we are successful in developing effective drugs, our compounds may not compete successfully with products produced by our competitors.

Our competitors include pharmaceutical companies and biotechnology companies, as well as universities and public and private research institutions. In addition, companies active in different but related fields represent substantial competition for us. Many of our competitors developing oncology drugs have significantly greater capital resources, larger research and development staffs and facilities and greater experience in drug development, regulation, manufacturing and marketing than us. These organizations also compete with us and our service providers, to recruit qualified personnel, and with us to attract partners for joint ventures and to license technologies that are competitive with ours. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies or our drug candidates obsolete or non-competitive.

We have no direct control over the costs of manufacturing our drug candidates. Increases in the costs of manufacturing our drug candidates would increase our costs of conducting clinical trials and could adversely affect our future profitability.

We do not intend to manufacture our drug product candidates ourselves and we will rely on third parties for our drug supplies both for clinical trials and for commercial quantities in the future. Novogen has taken the strategic decision not to manufacture on a large scale API for cancer drugs as these can be more economically supplied by third parties with particular expertise in this area. We have identified contract facilities that are registered with the FDA, have a track record of large scale API manufacture and have already invested in capital and equipment. We have no direct control over the costs of manufacturing our product candidates. If the costs of manufacturing increase or if the cost of the materials used increases, these costs will be passed on to us making the cost of conducting clinical trials more expensive. Increases in manufacturing costs could adversely affect our future profitability if we are unable to pass all of the increased costs along to our customers.

The third-party manufacturers whom we rely upon for the production of clinical material for our clinical trials and for future commercial quantities may not be in compliance with FDA regulatory requirements.

The conduct of our clinical trials and approval of our marketing application for our product candidates may be delayed or adversely affected if the third-party manufacturers whom we rely upon fail to comply with FDA’s regulatory requirements for current cGMP. The FDA requires drug manufacturers to establish and maintain quality control procedures for manufacturing, processing and holding drugs and investigational products, and products must be manufactured in accordance with defined specifications. The failure of contract manufacturers to supply investigational product in compliance with defined specifications may delay the completion of our clinical trials. As part of the pre-market approval process, the manufacturer will be inspected by the FDA to ensure compliance with cGMP. The failure of contract manufacturers to comply with applicable regulations may result in a delay or prevent approval of our marketing application.

We face a risk of product liability claims and may not be able to obtain adequate insurance.

Our business exposes us to the risk of product liability claims. This risk is inherent in the manufacturing, testing and marketing of human therapeutic products. We have product liability insurance coverage of up to approximately $25.6 million. Although we believe that this amount of insurance coverage is appropriate for our business at this time, it is subject to deductibles and coverage limitations, and the market for such insurance is becoming more restrictive. We may not be able to obtain or maintain adequate protection against potential liabilities. If we are unable to sufficiently insure against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business development and commercialization efforts.

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

Under the terms of the License Agreement for NV-128, all forms of administering NV-128, excluding topical applications, are licensed to us through MEPL. If we fail to meet our obligations under our license agreements, the Manufacturing License and Supply Agreement or the Services Agreement with Novogen, any or all of these agreements may be terminated by Novogen and we could lose our rights to develop phenoxodiol or anti-cancer drugs containing triphendiol, NV-143, and NV-128. To date, we have no reason to believe that we will be unable to satisfy our obligations under these agreements. In addition, each of these agreements may be terminated immediately by Novogen in the event that MEPL undergoes a change of control without the consent of Novogen. Under the terms of the License Agreement for Phenoxodiol, the Manufacturing License and Supply Agreement and the Services Agreement, a “change of control” means (i) a change in control of more than half the voting rights attaching to the shares of MEPL, (ii) a change in control of more than half of the issued shares of MEPL (not counting any share which carries no right to participate beyond a specified amount in the distribution of either profit or capital), or (iii) a change in control of the composition of the board of directors of MEPL. Under the terms of the License Agreement for Triphendiol and NV-143 and the License Agreement for NV-128, a “change in control” means the acquisition by any person or group of more than half of the combined voting power of MEPL’s then outstanding securities entitled to vote generally in the election of directors of MEPL or any merger, consolidation, recapitalization, exchange or tender offer as a result of which a person or a group other than the shareholders of MEPL immediately before the transaction owns after the transaction more than half of the combined voting power of the then outstanding securities entitled to vote generally in the election of directors MEPL. Each of these agreements may also be terminated if we cease, for any reason, to be able to lawfully carry out all the transactions required by each respective agreement.

Our license rights are fundamental to our business and therefore a loss of these rights will likely cause us to cease operations.

The rights granted to us under the License Agreements, the Manufacturing License and Supply Agreement, and the License Option Deed with Novogen are fundamental to our business. The License Agreement for Phenoxodiol grants us the right to make, market, distribute, sell, hire or otherwise dispose of phenoxodiol products in the field of prevention, treatment or cure of cancer in humans by pharmaceuticals delivered in all forms except topical applications. The License Agreement for Triphendiol and NV-143 and the License Agreement for NV-128 grant us the right to make, have made, market, distribute, sell, hire or otherwise dispose of anti-cancer drugs containing the compounds triphendiol and NV-143 and NV-128 in the field of prevention, treatment or cure of cancer in humans by pharmaceuticals delivered in all forms except topical applications. Our business purpose is to develop and commercialize cancer drugs including phenoxodiol and drugs containing the compounds triphendiol and NV-143 and NV-128, which we would be unable to pursue without the rights granted to us under the license agreements. Any loss of the rights under any of these agreements will likely cause us to cease operations. The License Option Deed grants us an exclusive first right to accept and exclusive last right to match any proposed dealing by Novogen of its intellectual property rights with a third party relating to certain compounds developed by Novogen and its affiliates which have applications in the field of prevention, treatment or cure of cancer in humans. The License Option Deed is important to our business because it allows us to maintain control over the sale by Novogen of complementary as well as potentially competitive intellectual property rights to third party competitors. A loss of rights under the License Option Deed could be detrimental to our long term success.

Our commercial success is dependent, in part, on Novogen’s ability to obtain and maintain patent protection and preserve trade secrets, which cannot be guaranteed.

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Novogen has applied for patents in a number of countries with respect to the use of phenoxodiol for the treatment, prevention or cure of cancer and methods of production of phenoxodiol. We have licensed both issued patents and pending patent applications from Novogen in relation to these technologies. Novogen has been issued a U.S. patent for pharmaceutical compositions comprising phenoxodiol. Novogen has issued patents in the U.S., the United Kingdom, Australia, China, Hong Kong, New Zealand, Singapore, Mexico, Norway and the Czech Republic related to phenoxodiol for the treatment of a variety of cancers. Novogen has issued patents in Australia, New Zealand, Singapore, South Africa, Norway, China, Hong Kong and Turkey relating to methods of production of phenoxodiol. For each of the patent families discussed above, there remain pending patent applications in various other jurisdictions which encompass subject matter similar to that which was granted in the aforementioned patents.

Novogen’s patent applications may not proceed to grant or may be amended to reduce the scope of protection of any patent granted. The applications and patents may also be opposed or challenged by third parties. Our commercial success will depend, in part, on the ability of Novogen and our ability to obtain and maintain effective patent protection for the technologies underlying phenoxodiol, triphendiol, NV-143, NV-128 and other compounds, and to successfully defend patent rights in those technologies against third-party challenges. As patent applications in the U.S. are maintained in secrecy until published or issued and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, we cannot be certain that Novogen was the first to make the inventions covered by its pending patent applications or issued patents or that it was the first to file patent applications for such inventions. Additionally, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. We cannot be sure that, should any patents issue, we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that should patents issue, they will be of commercial value to us, or that private parties, including competitors, will not successfully challenge our patents or circumvent our patent position in the U.S. or abroad.

Claims by other companies that we infringe their proprietary technology may result in liability for damages or stop our development and commercialization efforts.

The pharmaceutical industry is highly competitive and patents have been applied for by, and issued to, other parties relating to products competitive with our licensed compounds. Therefore, phenoxodiol triphendiol, NV-143, NV-128 and any other drug candidates may give rise to claims that they infringe the patents or proprietary rights of other parties existing now and in the future.

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

We have contracted formulation development and manufacturing process development work for our product candidates. This process has identified a number of excipients, or additives to improve drug delivery, which may be used in the formulations. Excipients, among other things, perform the function of a carrier of the active drug ingredient. Some of these identified excipients or carriers may be included in third party patents in some countries. We intend to seek a license if we decide to use a patented excipient in the marketed product or we may choose one of those excipients that do not have a license requirement.

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

The enforcement of civil liabilities against our directors may be difficult.

Two of our directors are residents of jurisdictions outside the U.S. As a result, it may be difficult for you to effect service of process within the U.S. upon all our directors or to enforce judgments obtained against our directors in U.S. courts.

Our results are affected by fluctuations in currency exchange rates.

A portion of our expenditures and potential revenue will be spent or derived outside of the U.S. As a result, fluctuations between the U.S. dollar and the currencies of the countries in which we operate may increase our costs or reduce our potential revenue. At present, we do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar.

We are authorized to issue blank check preferred stock, which could adversely affect the holders of our common stock.

Our restated certificate of incorporation allows us to issue blank check preferred stock with rights potentially senior to those of our common stock without any further vote or action by the holders of our common stock. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could adversely affect the rights and powers including voting rights, of such holders. In certain circumstances, such issuance could have the effect of decreasing the market price of our shares, or making a change in control of us more difficult.

Risks Related to Our Relationship with Novogen

As our majority stockholder, Novogen has the ability to determine the outcome of all matters submitted to our stockholders for approval, and Novogen’s interests may conflict with ours or our other stockholders’ interests.

Novogen beneficially owns approximately 71.3% of our outstanding shares of common stock. As a result, Novogen will have the ability to effectively determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets.

Novogen will have the ability to effectively control our management and affairs. Novogen’s interests may not always be the same as that of our other stockholders. In addition, this concentration of ownership may harm the market price of our securities by:

•	delaying, deferring or preventing a change in control;

•	impeding a merger, consolidation, takeover or other business combination involving us;

•	discouraging a potential acquirer from making a tender, offer or otherwise attempting to obtain control of us; or

•	selling us to a third party.

One of our directors is a director of Novogen Limited and other Novogen subsidiaries, which may create a conflict of interest as well as prevent him from devoting his full attention to us.

One of our board members currently serves as a board member of Novogen Limited. Simultaneous service as a Novogen Limited director could create, or appear to create, a conflict of interest when such director is presented with decisions that could have different implications for us and Novogen Limited.

Mr. Philip Johnston is the chairman of Novogen Limited. The responsibilities of Mr. Johnston could prevent him from devoting his full attention to us, which could be harmful to the development of our business.

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

We rely on Novogen and other service companies to provide or procure the provision of staff and other financial and administrative services under our services agreement with Novogen. We believe Novogen has fully complied with the terms of our services agreement. To successfully develop our drug candidates, we may require ongoing access to the personnel who have, to date, been responsible for the development of our drug candidates. The services agreement does not specify a minimum amount of time that Novogen employees must devote to our operations. If we are unable to secure or if we lose the services of these personnel, the ability to develop our drug candidates could be materially impaired. Moreover, if our business experiences substantial and rapid growth, we may not be able to secure the services and resources we require from Novogen or from other persons to support that growth.

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

Risks Related to Our Common Stock

The trading price of the shares of our common stock has been and may continue to be highly volatile and could decline in value and we may incur significant costs from class action litigation.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market. We intend to seek additional capital through an equity transaction in 2010, however, such transaction will be subject to market conditions and there can be no assurance it will be completed.

We will have broad discretion over the use of the net proceeds to us from any exercise of outstanding warrants.

We will have broad discretion to use the net proceeds to us upon any exercise of outstanding warrants, and you will be relying on the judgment of our board of directors and management regarding the application of these proceeds. Although we expect to use a substantial portion of the net proceeds from any exercise of the warrants for general corporate purposes, including potential payments to Novogen under the terms of the License Agreements, potential licensing of other cancer compounds developed by Novogen under the License Option Deed and potential expansion of our clinical trial program, we have not allocated these net proceeds for specific purposes.

Our Common Stock may be delisted from Nasdaq

We have received notices of delisting from Nasdaq regarding non-compliance with the minimum stockholders equity and the minimum Market Value of Publicly Held Shares in accordance with Nasdaq Listing Standards for the Nasdaq Global Market. The notification letters state the Company will be afforded a grace period of 180 calendar days, or until January 10, 2011, to regain compliance with the Market Value of Publicly Held Shares in accordance with Nasdaq Rule 5810(c)(3)(D) and 180 calendar days, or until November 15, 2010, to regain compliance with the stockholders equity in accordance with Nasdaq Rule 5810(c)(2)(B). However, if we cannot regain compliance during the provided grace periods we may face delisting.  Although in such circumstance, we may still meet the Nasdaq Capital Market Listing Standards, which include a minimum requirement of $2.5 million in stockholders equity and $1 million in Market Value of Publicly Held Shares, as well as $1.00 per share bid price requirement.

Under Nasdaq rules, companies listed on the Nasdaq Global Market or Capital Market are required to maintain a share price of at least $1.00 per share and if the share price declines below $1.00 for a period of 30 consecutive business days, then the listed company would have 180 days to regain compliance with the $1.00 per share minimum. In the event that the Company’s share price declines below $1.00, it may be required to take action, such as a reverse stock split, in order to comply with the Nasdaq rules that may be in effect at the time.

If we are not able to comply with the listing Standards of the Nasdaq Global Market or the Nasdaq Capital Market, the Company’s common stock will be delisted from Nasdaq and an associated decrease in liquidity in the market for the Company’s common stock will occur.

In addition, if the market price of our common stock remains below $5.00 per share, under stock exchange rules, our stockholders will not be able to use such shares as collateral for borrowing in margin accounts. This inability to use shares of our common stock as collateral may depress demand as certain institutional investors are restricted from investing in shares priced below $5.00 and lead to sales of such shares creating downward pressure on and increased volatility in the market price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have leased office space, of approximately 3,700 square feet, located at 11975 El Camino Real, San Diego, California. The location houses the Company’s executive and administrative offices. The lease commenced in July 2010 and expires in April 2013. Monthly rental rates range from $10,109 to $10,734 over the lease term, plus a pro rata share of certain building expenses. In addition, the Company has two options to extend the lease for one year each at the market rate in effect at the time of renewal.

We believe these facilities will adequately meet our office needs for the foreseeable future.

Item 3. Legal Proceedings

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

The following tables set forth for the period indicated the high and low sale prices of our common stock as reported by the NASDAQ Global Market.

Common Stock	Nasdaq Global Market
	High	Low
	$	$
Year Ended June 30, 2009
First Quarter	33.20	11.20
Second Quarter	20.80	3.00
Third Quarter	9.80	2.50
Fourth Quarter	13.40	3.80

Year Ended June 30, 2010
First Quarter	17.40	4.80
Second Quarter	10.30	6.20
Third Quarter	9.00	4.60
Fourth Quarter	5.60	1.22

As of August 24, 2010, there were 7,346,324 shares of our common stock outstanding and 94 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Stock Repurchases

We have not repurchased any shares of common stock during the fourth quarter of the fiscal year ended June 30, 2010.

Equity Compensation

The following table sets forth, as of June 30, 2010 outstanding awards and shares remaining available for future issuance under our compensation plans under which equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	78,463	$1.82	6,921,537
Equity compensation plans not approved by security holders	220,390	$3.46	Not Applicable
Total	298,853	$3.03	Indeterminable

Pursuant to the terms of Dr. Gold’s Employment Letter, dated April 23, 2010, Dr. Gold received options to purchase 220,390 shares of the Company’s common stock in two separate tranches as an inducement to become a new employee, which, in accordance with Nasdaq rule 5635(c), does not require stockholder approval. The first tranche of options to purchase 110,195 shares of common stock of the Company was granted to Dr. Gold upon his appointment as President and Chief Executive Officer on April 23, 2010, with an exercise price per share equal to the closing price of the Company’s common stock on April 23, 2010. The second tranche of options to purchase 110,195 shares of common stock of the Company was granted to Dr. Gold on June 7, 2010 following the public release of the Company’s OVATURE study results. Of Dr. Gold’s options, 25% will vest one year from the effective date of the Employment Letter and, thereafter, the remaining 75% of Dr. Gold’s options will vest in equal monthly installments over the following thirty-six (36) months. In the event of a Change in Control of the Company, as defined in the Employment Letter, Dr. Gold’s options will become fully vested. If Dr. Gold’s employment is terminated by the Company without Cause or by Dr. Gold for Good Reason, each as defined in the Employment Letter, Dr. Gold will be entitled to accelerated vesting of his options such that Dr. Gold will be vested in the same number of options as if he had continued to be employed by the Company for an additional twelve (12) months.

Stock Performance Graph

The graph set forth below compares the change in our cumulative total stockholder return on our common stock between December 18, 2003 (the date our common stock commenced public trading) and June 30, 2010 with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Biotechnology Index during the same period. This graph assumes the investment of $100 on December 18, 2003 in our common stock and each of the comparison groups and assumes reinvestment of dividends, if any. We have not paid any dividends on our common stock, and no dividends are included in the report of our performance.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements” included elsewhere in this Annual Report on Form 10-K.

Statement of Operations	Years Ended June 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)

Revenues:
Interest and other income	$84	$228	$674	$645	$446
Total revenues	84	228	674	645	446

Loss from operations	(7,895)	(11,179)	(12,407)	(13,819)	(7,385)
Income tax expense	(1)	(1)	(3)	(1)	(1)
Net loss arising during development stage	$(7,896)	$(11,180)	$(12,410)	$(13,820)	$(7,386)

Net loss per common share:
Basic and diluted	$(1.07)	$(1.53)	$(1.82)	$(2.19)	$(1.30)

Weighted average common shares outstanding	7,346,324	7,307,184	6,830,257	6,317,937	5,693,800

Balance Sheet Data	As of June 30,
	2010	2009	2008	2007	2006
	(in thousands)

Cash and cash equivalents	$9,031	$19,067	$19,743	$16,158	$10,054

Total assets	$9,136	$19,356	$19,978	$16,290	$10,395

Total stockholders' equity	$7,381	$15,213	$16,535	$13,777	$9,135

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

Overview

Our initial focus since commencing operations was to undertake human clinical testing of phenoxodiol. Our operations were expanded to include the additional licensed drug candidates triphendiol and NV-143, and, most recently, NV-128.

Clinical Product Developments

During fiscal year 2007, we commenced the OVATURE Phase III clinical trial. We reached agreement under the SPA process with the FDA on the design of our OVATURE pivotal study protocol for phenoxodiol. The trial was designed to test the ability of phenoxodiol administered orally to restore sensitivity of late-stage ovarian cancers to carboplatin, a standard form of therapy for ovarian cancer.

In April 2009, we announced our decision to terminate enrollment into the Phase III OVATURE clinical trial and our intention to undertake an unblinded analysis of the available data from the trial. The decision to terminate new enrollment into the Phase III OVATURE clinical trial and assess the available patient data was made, in part, because we believed that the global financial downturn would make it unlikely that we would be able to raise the necessary capital through debt or equity issuances in the near future to fund the trial to completion as originally planned. Additionally, changes in the standard of care over the period that the OVATURE Phase III clinical trial was in operation resulted in fewer women meeting the inclusion criteria of the OVATURE protocol, which slowed patient recruitment rates. The termination of patient enrollment into the OVATURE study and unblinded analysis plan of the available data from the trial have been discussed with FDA.

On June 1, 2010, we announced that a final analysis of our Phase III OVATURE trial of orally administered phenoxodiol in women with recurrent ovarian cancer determined that the trial did not show a statistically significant improvement in its primary (progression-free survival) or secondary (overall survival) endpoints. However, we believe that our investigational isoflavone platform, including triphendiol or its primary active metabolite, NV-143, a potentially more potent, second-generation analogue of phenoxodiol, may be shown to be of benefit to women with ovarian cancer or patients with other forms of cancer, particularly when administered intravenously.

In August, 2009, we entered into a third license agreement with Novogen for the investigational oncology compound NV-128. In consideration of the license granted to us, we paid Novogen a license fee of $1,500,000 on August 7, 2009. NV-128 is a novel flavonoid small molecule inhibitor, capable of inhibiting both mTORC1 and mTORC2 protein regulatory pathways which are central to the aberrant proliferative capacity of both mature cancer cells and cancer stem cells.

In September 2009, we released data demonstrating that the efficacy of NV-128 in animal xenograft models is achieved without apparent toxicity. The laboratory data demonstrated that NV-128 has greater safety than some other mTOR inhibitors in mice bearing human ovarian cancer xenografts. Additional data released reported that NV-128 was judged to be without cardiac toxicity.

In June 2010 Dr. Kevin Kelly of Yale University presented the results of our prostate Phase II cancer clinical trial at the American Society of Clinical Oncology meetings. The Phase II prostate cancer clinical trial used phenoxodiol as first line treatment in men with early stage disease (16 patients with androgen dependent disease but rising Prostate Specific Antigen (“PSA”) compared to patients with late stage hormone refractory disease (12 patients with chemotherapy naïve androgen independent disease) at Yale Cancer Center and the West Haven Veterans Administration Hospital Connecticut in the US. Both of these patient groups represent areas of unmet medical need in this common cancer. The results presented indicated that approximately one-third of patient experienced disease stabilization as measured by PSA levels. In this small study it appeared that during treatment, interferon-gamma (IFN-γ) increased from baseline levels in patients with PSA partial response or stable disease, while monocyte chemotactic protein-1 (MCP-1) levels increased from baseline levels in patients with PSA progressive disease.

Corporate Developments

On December 1, 2009, Novogen advised that its Chief Executive Officer and Managing Director Mr. Christopher Naughton ceased his employment, correspondingly Mr. Naughton's position as Chief Executive Officer of Marshall Edwards also ceased at this time. On February 5, 2010, Mr. Naughton resigned from being a director of the Company. Novogen’s Chief Financial Officer Mr. David Seaton was appointed acting Chief Executive Officer of the Group and he acted in that capacity until our new Chief Executive Officer, Dr. Daniel P. Gold was appointed President and Chief Executive Officer of Marshall Edwards on April 23, 2010. On April 30, 2010 Dr. Gold was appointed to serve as a member on the Board of Directors of the Company.

On June 17, 2010 we announced the appointment of Thomas Zech as Chief Financial Officer. This appointment is part of the strategic decision to relocate our office and management of our company to the U.S. In addition to the appointment of our new Chief Executive Officer and Chief Financial Officer we have entered into a lease for a new office located in San Diego and have employed additional administration staff.

In September 2009, we received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying us that for the previous 30 consecutive business days the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Rule 5450(a)(1). According to Nasdaq's letter, we would be afforded a grace period of 180 calendar days, or until March 15, 2010, to regain compliance in accordance with Nasdaq Rule 5810(c)(3)(A). In order to regain compliance, shares of our common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days during the grace period. On March 16, 2010, we received notice from The Nasdaq Stock Market that we had not regained compliance and that we would be suspended from The Nasdaq Global Market on March 25, 2010, unless we requested a hearing. On March 23, 2010 we requested a hearing before the Nasdaq Hearings Panel. On March 29, 2010, our stockholders approved an amendment to the Company's Restated Certificate of Incorporation to effect a reverse stock split of the Company's common stock at a 1-for-10 reverse split ratio.

The reverse stock split of our outstanding common stock was effected on March 31, 2010 on a 1-for-10 split adjusted basis. Following the reverse stock split, the closing bid price of our common stock closed above the $1.00 minimum requirement for ten consecutive trading days. We have now received notification from The Nasdaq Stock Market that we have regained compliance with the $1.00 minimum closing bid price in accordance with the Nasdaq Listing Rule 5450(a)(1). The Nasdaq Hearings Listing Qualifications Panel has determined to continue the listing of our securities on the Nasdaq Stock Market and, therefore, the hearing before the Hearings Listing Qualifications Panel has been cancelled. For the purpose of this report we have adjusted all share data presented retrospectively to incorporate the 1-for-10 reverse stock split.

On May 18, 2010 we received a notice from Nasdaq indicating that the Company failed to comply with the minimum stockholders’ equity requirement set forth in Nasdaq Listing Rule 5450(b)(1)(A) for continued listing of its common stock on the Nasdaq Global Market because our stockholders’ equity as of March 31, 2010 as set forth in our quarterly report on Form 10-Q for the period ended March 31, 2010 of $9.16 million was below the $10 million minimum stockholders’ equity requirement. The notice also stated we would be provided 45 calendar days, or until July 2, 2010, to submit a plan to regain compliance.

We responded to Nasdaq on July 2, 2010. The response included our plans to satisfy the listing requirements with respect to the maintaining a minimum $10 million Shareholders’ equity value. We stated our intention to pursue a capital raising transaction within the time provided by Nasdaq rules if market conditions permit, to further fund development of our product candidates 1) triphendiol or its primary active metabolite NV-143, a potentially more potent, second generation analog of phenoxodiol; and 2)NV-128. In the alternative, the Company intends to apply to transfer the listing of its common stock from the Nasdaq Global Market to the Nasdaq Capital Market. The Company believes it currently would be in compliance with the minimum stockholders’ equity requirement and all other criteria that would be applicable for listing on the Nasdaq Capital Market.

On August 5, 2010, the Company received a letter from Nasdaq indicating that, based on the Company’s plan, Nasdaq has determined to grant the Company an extension, through November 15, 2010, to regain compliance with the Rule by establishing stockholders’ equity of at least $10,000,000.

On July 14, 2010,  we received notice from Nasdaq stating that for the last 30 consecutive business days, the Market Value of Publicly Held Shares closed below the minimum $5 million required for continued listing on the Nasdaq Global Market under Nasdaq Rule 5450(b)(1)(C). Market Value of Publicly Held Shares is calculated by multiplying the publicly held shares, which is total shares outstanding less any shares held by officers, directors, or beneficial owners of 10% or more, by the consolidated closing bid price. Novogen Limited currently owns 71.3% of the outstanding common stock of the Company. Therefore, the value of Novogen Limited’s shares is excluded from the Market Value of Publicly Held Shares of the Company. According to Nasdaq's letter, we would be afforded a grace period of 180 calendar days, or until January 10, 2011, to regain compliance in accordance with Nasdaq Rule 5810(c)(3)(A). We intend to actively monitor the Market Value of Publicly Held Shares between now and January 10, 2011.

On August 10, 2010 we announced the appointment of Christine A. White, M.D. to our board of directors. Dr. White replaces Professor Paul J. Nestel, who has served as a director since April 2001.

We believe that our existing cash balances of approximately $9 million will be sufficient to satisfy the cash needs of our current operating plan until late 2011. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources. In any event, however, we will need additional financing to fund our operations in the future including the continued development of triphendiol, NV-143 and NV-128.

As of June 30, 2010, we had accumulated losses of $70,807,000.

We have not generated any revenues from operations since inception other than interest on cash assets.

We have incurred losses since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future.

Expenses to date have consisted primarily of costs associated with conducting the clinical trials of phenoxodiol including OVATURE, costs incurred under the Phenoxodiol License Agreement, as amended, the License Agreement for Triphendiol and NV-143, the Licence Agreement for NV-128 the Services Agreement and the Manufacturing License and Supply Agreements with Novogen and its subsidiaries, including the costs of the clinical trial drug supplies.

To date, operations have been funded primarily through the sale of equity securities.

As at the date of the Annual Report on Form 10-K, Novogen owns approximately 71.3% of the outstanding shares of our common stock.

Liquidity and Capital Resources

At June 30, 2010, we had cash resources of $9,031,000 compared to $19,067,000 at June 30, 2009. The decrease was due to expenditures in the clinical trial program and other corporate expenses incurred in the period. Funds are invested in short term money market accounts, pending use. We believe that our existing cash balances will be sufficient to satisfy our current operating plan until late 2011. We intend to seek additional capital through an equity transaction in 2010.

On July 28, 2008, we entered into a securities subscription agreement with Novogen and OppenheimerFunds, Inc. (“Oppenheimer”) pursuant to which we sold 290,829 and 170,000 shares of common stock to Novogen and Oppenheimer, respectively, with Oppenheimer acting as adviser to each of the following parties severally and not jointly: (i) Oppenheimer International Growth Fund; (ii) Mass Mutual International Equity Fund; (iii) Oppenheimer International Growth Fund/VA; (iv) AZL Oppenheimer International Growth Fund; (v) OFITC International Growth Fund; and (vi) OFI International Equity Fund, at a purchase price of $21.70 per share, the consolidated closing bid price of our common stock as quoted by the NASDAQ Market Intelligence Desk at 4:00 PM EST on July 28, 2008. The shares were registered under the Securities Act of 1933, as amended (the “Securities Act”), under a shelf Registration Statement on Form F-3. We received gross proceeds of $10 million from the sale of the shares.

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

In January 2009, we issued a stock option exercisable for 5,000 shares of common stock to Associate Professor Gil Mor of Yale University in recognition of his contribution to the development of phenoxodiol under the Company’s 2008 Stock Omnibus Equity Compensation Plan (the “Plan”). The option has an exercise price of $6.30 per share of common stock. The options are exercisable immediately and expire five years from date of issue.

Pursuant to the terms of Dr. Gold’s Employment Letter, Dr. Gold has received options to purchase 220,390 shares of the Company’s common stock in two separate tranches. The first tranche of options to purchase 110,195 shares of common stock of the Company was granted to Dr. Gold upon his appointment as President and Chief Executive Officer on April 23, 2010, with an exercise price of $5.05 per share equal to the closing price of the Company’s common stock on April 23, 2010. The second tranche of options to purchase 110,195 shares of common stock of the Company was granted to Dr. Gold on June 7, 2010 following the public release of the Company’s OVATURE study results, with an exercise price of $1.86 per share equal to the closing price of the Company’s common stock on June 7, 2010. Of Dr. Gold’s options, 25% will vest one year from the effective date of the Employment Letter and, thereafter, the remaining 75% of Dr. Gold’s options will vest in equal monthly installments over the following thirty-six (36) months. Both tranches of options have a term of five years from the date of each grant. In the event of a Change in Control of the Company, as defined in the Employment Letter, Dr. Gold’s options will become fully vested. Dr. Gold’s options are issued outside the Plan.

Pursuant to the terms of Mr. Zech’s Employment Letter, Mr. Zech has received options to purchase 73,463 shares of the Company’s common stock under the plan. These options were granted on June 18, 2010, with an exercise price of $1.52 per share equal to the closing price of the Company’s common stock on June 18, 2010. Of Mr. Zech’s options, 25% will vest one year from the effective date of the Employment Letter and, thereafter, the remaining 75% of Mr. Zech’s options will vest in equal monthly installments over the following thirty-six (36) months. The options have a term of five years from the date of grant.

Source and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the twelve months ended June 30, 2010 was $10,033,000 compared to $10,554,000 for 2009.

Cash Requirements

We intend to allocate our current funds of approximately $9 million to continue the development of the triphendiol or NV-143 clinical program, continuing pre-clinical research on NV-128 and to complete the analysis of the OVATURE data analysis.

Specifically we intend to:

•
Commence the clinical development of the drug candidate triphendiol or NV-143 in the U.S. and Australia for which an IND has been granted by the FDA. Triphendiol was designated by the FDA as an Orphan Drug for treatment of pancreatic cancer, bile duct cancer, and late stage melanoma;

•	Continue the pre-clinical development of NV-128 necessary to file an IND with the FDA.

Ongoing operations, including the conduct of the pre-clinical and clinical trial program, will continue to consume cash resources without generating revenues. We will require additional financing to fund our operations in the future. We cannot assure you that we will be able to raise the funds, necessary to fund our programs, on favorable terms to us or at all.

Payments to Novogen

Future payments to Novogen under the terms of the Phenoxodiol License Agreement, as amended, and the License Agreement for Triphendiol and NV-143, and the License agreement for NV-128 are detailed in Note 7 of the financial statements “Related Party Transactions”.

We will also be required to make payments to Novogen under the Services Agreement and Manufacturing License and Supply Agreement.

We do not intend to incur any significant capital expenditures in the foreseeable future.

Results of Operations

Summary of Revenue and Expenses

The following table provides a summary of revenues and expenses to supplement the more detailed discussions below:

Revenues	Years Ended June 30,
	2010	2009	2008
	(in thousands)
Interest and other income	$84	$228	$674
Total revenues	84	228	674

Research and development expenses	Years Ended June 30,
	2010	2009	2008
	(in thousands)
Clinical trial study costs	$(1,191)	$(5,719)	$(5,928)
Drug/manufacturing scale-up costs	(475)	(198)	(1,310)
Research and development service charge	(2,279)	(1,456)	(2,065)
Other	(86)	(404)	(22)
Total Research and Development Costs	(4,031)	(7,777)	(9,325)

License Fees	Years Ended June 30,
	2010	2009	2008
	(in thousands)
License Fees	(1,500)	(2,000)	(1,000)

Selling, general and administrative expenses	Years Ended June 30,
	2010	2009	2008
	(in thousands)
Legal and professional fees	$(513)	$(479)	$(527)
Administrative service charge	(865)	(808)	(989)
Share based payment	(64)	(90)	-
Other	(1,006)	(253)	(1,240)
Total selling, general and administrative expenses	(2,448)	(1,630)	(2,756)

Year Ended June 30, 2010 Compared to the Year Ended June 30, 2009

We recorded a consolidated loss of $7,896,000 and $11,180,000 for the years ended June 30, 2010 and 2009, respectively.

Revenues: We received interest on cash assets and cash equivalents of $84,000 for the year ended June 30, 2010 versus $228,000 for the year ended June 30, 2009. This decrease was due to lower cash balances and lower interest rates earned by our deposits.

Research and Development: Research and development expenses decreased $3,746,000 to $4,031,000 for the year ended June 30, 2010 compared to $7,777,000 for the year ended June 30, 2009. This decrease was primarily due to lower spending, following the termination of enrollment of the OVATURE Phase III clinical trial, which is currently being finalized, partially offset by increased costs associated with the development of NV-196 and NV-128.

License Fees: Milestone license fees of $1,500,000 were expensed in the year ended June 30, 2010 under the terms of the License Agreement for NV-128. Milestone license fees of $2,000,000 were expensed in the year ended June 30, 2009 under the terms of the License Agreement for Triphendiol and NV-143. No other milestone licence fees were due under any of the licence agreements with Novogen.

Selling, General and Administrative: Selling, general and administrative expenses increased by $818,000 to $2,448,000 for the year ended June 30, 2010 compared to $1,630,000 for the year ended June 30, 2009. The increase relates to a number of factors including costs associated with the reverse share split and costs incurred in the recruitment of a new Chief Executive Officer, which were not incurred in the previous corresponding period. Also contributing to the increase in the year ended June 30, 2010 compared to the previous corresponding period are the remuneration expenses for the new employees, which include the Chief Executive Officer and Chief Financial Officer.

Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of our wholly owned subsidiary MEPL. MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. At June 30, 2010, we had not established a foreign currency hedging program. Net foreign exchange losses during the year ended June 30, 2010 were $141,000 compared with net exchange gains of $242,000 during the year ended June 30, 2009.

Year Ended June 30, 2009 Compared to the Year Ended June 30, 2008

We recorded a consolidated loss of $11,180,000 and $12,410,000 for the years ended June 30, 2009 and 2008, respectively.

Revenues: We received interest on cash assets and cash equivalents of $228,000 for the year ended June 30, 2009 versus $674,000 for the year ended June 30, 2008. This decrease was due to lower interest rates on cash investments.

Research and Development: Research and development expenses decreased $1,548,000 to $7,777,000 for the year ended June 30, 2009 compared to $9,325,000 for the year ended June 30, 2008. This decrease was primarily due to a reduction in the cost of drug for the OVATURE clinical trail which was mostly manufactured in prior years. The research and development service charge from Novogen decreased for the year ended June 30, 2009, due to favorable currency movements in the U.S. dollar compared to the Australian dollar as these charges are denominated in Australian dollars.

Also included in clinical trial study costs are the expenses associated with the termination of the enrollment in the OVATURE Phase III clinical trial.

License Fees: Milestone license fees of $2,000,000 were expensed in the year ended June 30, 2009 under the terms of the License Agreement for Triphendiol and NV-143. This license fee was due on the date of enrollment of the first clinical trial subject in a Phase II clinical trial of the licensed product. As this event did not occur, the payment was due and paid on June 30, 2009.

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

Contractual Obligations

For details of our contractual obligations at June 30, 2010 see Note 5 to the financial statements “Expenditure Commitments”.

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

Clinical trial expenses of $1,191,000 have been included in the financial statements for the year ended June 30, 2010, of which $731,000 has been accrued at June 30, 2010. These estimates are based on the number of patients in each trial and the drug administration cycle.

At June 30, 2009 we had accrued $1,181,000 in relation to claims received for clinical trial expenses in connection with the termination of enrollment into the OVATURE Phase III clinical trial. Following negotiations we have paid $849,000 in final settlement of these claims.

Stock Based Compensation

On December 9, 2008, we adopted the 2008 Stock Omnibus Equity Compensation Plan and cancelled the Marshall Edwards, Inc. Share Option Plan (the “Share Option Plan”). No options were issued under the Share Option Plan. The Plan provides for the issuance of a maximum of 700,000 shares of common stock in connection with the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, employees and advisors. To date, we have issued options exercisable for 78,463 shares of common stock under the Plan.

We account for stock based payments by estimating the fair value of the options issued. The costs of these equity-settled transactions are determined using a binomial model to calculate the fair value at the date on which they are granted. Warrants representing 4,608 warrant shares were issued to Mr. John O’Connor on July 30, 2008, in consideration for investor relations services rendered. Stock options representing 5,000 shares of common stock were issued to Associate Professor Gil Mor of Yale University on January 28, 2009, in recognition of his contribution to the development of phenoxodiol under the Plan. Pursuant to the terms of Dr. Gold’s Employment Letter, Dr. Gold has received options to purchase 220,390 shares of the Company’s common stock in two separate tranches, as an inducement to become a new employee of the Company, which in accordance with Nasdaq rule 5635(c), does not require stockholder approval. The first tranche of options to purchase 110,195 shares of common stock of the Company was granted to Dr. Gold upon his appointment as President and Chief Executive Officer on April 23, 2010, with the second tranche of options to purchase 110,195 shares of common stock of the Company was granted to Dr. Gold on June 7, 2010 following the public release of the Company’s OVATURE study results. Dr. Gold’s options are issued outside the plan. Pursuant to the terms of Mr. Zech’s Employment Letter, Mr. Zech has received options to purchase 73,463 shares of the Company’s common stock, under the Plan, which were granted on June 18, 2010.

With respect to the fair value of the stock based compensation described above the following assumptions were used:

	July 30, 2008	January 28, 2009	April 23, 2010	June 7, 2010	June 18, 2010
Dividend yield	0%	0%	0%	0%	0%
Expected volatility	81%	111%	132%	135%	136%
Historical volatility	81%	111%	132%	135%	136%
Risk-free interest rate	3.36%	1.70%	2.61%	1.95%	2.04%
Expected life	5 years	5 years	5 years	5 years	5 years
Fair value	$14.10	$5.00	$4.38	$1.63	$1.33

The dividend yield reflects the assumption that the current dividend payout, which is zero, will continue with no anticipated increases. The expected life of the stock based compensation is based on historical data and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility is indicative of future trends, which may also not necessarily be the actual outcome.

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

We seek to mitigate default risk by depositing funds with high credit quality financial institutions and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any financial institution.

We have no interest rate exposure due to rate changes for long-term debt.

We do not consider the effects of interest rate movements to be a material risk to our financial condition.

Foreign Currency Risk

We conduct a portion of our business in various currencies, primarily in U.S. dollars and Australian dollars, Euros and British pounds. At June 30, 2010, we had not established a foreign currency hedging program. Net foreign exchange losses during the twelve months ended June 30, 2010 were $141,000 compared with net exchange gains of $242,000 during the twelve months ended June 30, 2009. Foreign exchange gains and losses occur upon consolidation of MEPL, which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position.

We do not consider the effects of foreign currency movements to be a material risk to our financial condition.

Item 8. Financial Statements and Supplementary Data

Marshall Edwards, Inc
Index to Financial Statements

Report of BDO Audit (NSW - VIC) Pty Ltd Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

Board of Directors
Marshall Edwards, Inc.

We have audited the accompanying consolidated balance sheet of Marshall Edwards, Inc. (a development stage company) as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended June 30, 2010, and for the period from December 1, 2000 (inception) through June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marshall Edwards, Inc. at June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows each of the years in the three year period ended June 30, 2010 and the period from December 1, 2000 (inception) through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO

BDO Audit (NSW-VIC) Pty Ltd

Sydney, NSW, Australia

August 26, 2010

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	June 30,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$9,031	$19,067
Prepaid expenses and other current assets	102	289
Total current assets	9,133	19,356

Plant and equipment, net	3	-
Total assets	$9,136	$19,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$529	$736
Accrued expenses	925	3,186
Amount due to related company	301	221
Total current liabilities	1,755	4,143

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 100,000 shares,
none outstanding	-	-
Common stock, $ 0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 7,346,324 at
June 30, 2010 and 7,346,324 at June 30, 2009	-	-
Additional paid-in capital	78,188	78,124
Deficit accumulated during development stage	(70,807)	(62,911)
Total stockholders' equity	7,381	15,213
Total liabilities and stockholders' equity	$9,136	$19,356

See accompanying notes.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended June 30,			Period from December 1, 2000 (Inception) through June 30,
	2010	2009	2008	2010

Revenues:
Interest and other income	$84	$228	$674	$2,730
Total revenues	84	228	674	2,730

Operating expenses:
Research and development	(4,031)	(7,777)	(9,325)	(37,074)
License fees	(1,500)	(2,000)	(1,000)	(21,500)
Selling, general and administrative	(2,448)	(1,630)	(2,756)	(14,955)

Total operating expenses	(7,979)	(11,407)	(13,081)	(73,529)

Loss from operations	(7,895)	(11,179)	(12,407)	(70,799)
Income tax expense	(1)	(1)	(3)	(8)
Net loss arising during development stage	$(7,896)	$(11,180)	$(12,410)	$(70,807)

Net loss per common share:
Basic and diluted	$(1.07)	$(1.53)	$(1.82)

Weighted average common shares outstanding	7,346,324	7,307,184	6,830,257

See accompanying notes.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,			Period from December 1, 2000 (Inception) through June 30,
	2010	2009	2008	2010

Operating activities
Net loss arising during development stage	(7,896)	(11,180)	(12,410)	(70,807)
Adjustments to reconcile net loss to net cash
used in operating activities:
Share based payments	64	90	-	1,796
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	187	(164)	(18)	(102)
Accounts payable	(207)	(394)	(67)	529
Accrued expenses	(2,261)	1,302	900	925
Amounts due to related company	80	(208)	97	301
Net cash used in operating activities	(10,033)	(10,554)	(11,498)	(67,358)

Investing activities
Purchases of plant and equipment	(3)	-	-	(3)
Net cash used in investing activities	(3)	-	-	(3)

Financing activities
Net proceeds from issuance of Common Stock	-	9,878	15,193	76,622
Deferred Offering Costs	-	-	(110)	(230)
Net cash used in financing activities	-	9,878	15,083	76,392
Net increase/(decrease) in cash and cash
equivalents	(10,036)	(676)	3,585	9,031
Cash and cash equivalents at beginning of period	19,067	19,743	16,158	-
Cash and cash equivalents at end of period	9,031	19,067	19,743	9,031
Income taxes paid	(1)	(1)	(3)	(8)

See accompanying notes.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
	Common Stock	Additional paid in capital	Deficit accumulated during development stage	Accumulated other comprehensive income/(loss)	Total
	(shares)

Balance June 30, 2001	4,950,000	$-	$-	$-	$-
Net loss arising during development stage			(123)		(123)
Common Stock issued May 22, 2002
(including 2,523,000 warrants)	252,300	9,022			9,022
Balance at June 30, 2002	5,202,300	9,022	(123)	-	8,899
Net loss arising during development stage			(3,033)		(3,033)
Foreign currency translation adjustments				31	31
Comprehensive Loss					(3,002)
Common Stock issued June 26, 2003	900	36			36
Balance at June 30, 2003	5,203,200	9,058	(3,156)	31	5,933
Net loss arising during development stage			(8,538)		(8,538)
Foreign currency translation adjustments				(31)	(31)
Comprehensive Loss					(8,569)
Common Stock issued November 30, 2003	251,400	10,056			10,056
Common Stock issued December 18, 2003
(including 2,392,000 warrants)	239,200	15,522			15,522
Balance at June 30, 2004	5,693,800	34,636	(11,694)	-	22,942
Net loss arising during development stage			(6,421)		(6,421)
Comprehensive Loss					(6,421)
Balance at June 30, 2005	5,693,800	34,636	(18,115)	-	16,521
Net loss arising during development stage			(7,386)		(7,386)
Comprehensive Loss					(7,386)
Balance at June 30, 2006	5,693,800	34,636	(25,501)	-	9,135
Net loss arising during development stage			(13,820)		(13,820)
Comprehensive Loss					(13,820)
Common Stock issued July 11, 2006	632,931	16,820			16,820
Shares issued as share-based payment	12,363	443			443
Warrants issued as share-based payment		1,199			1,199
Balance at June 30, 2007	6,339,094	53,098	(39,321)	-	13,777
Net loss arising during development stage			(12,410)		(12,410)
Comprehensive Loss					(12,410)
Common Stock issued August 6, 2007	546,400	14,727			14,727
Warrants issued as share-based payment (refer Note 8)		441			441
Balance at June 30, 2008	6,885,494	68,266	(51,731)	-	16,535
Net loss arising during development stage			(11,180)		(11,180)
Comprehensive Loss					(11,180)
Common Stock issued July 31, 2008	460,830	9,768			9,768
Warrants issued as share-based payment (refer Note 8)		90			90
Balance at June 30, 2009	7,346,324	78,124	(62,911)	-	15,213
Net loss arising during development stage			(7,896)		(7,896)
Comprehensive Loss					(7,896)
Warrants issued as share-based payment (refer Note 8)		64			64

Balance at June 30, 2010	7,346,324	$78,188	$(70,807)	$-	$7,381

See accompanying notes.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2010

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

Plant and Equipment

Plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 2.5 to 7 years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the respective assets or the lease term, whichever is shorter.

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

Recent Accounting Standards

During the quarter ended September 30, 2009 the Company adopted ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  This establishes the Financial Accounting Standards Board (FASB) Accounting Standards Codification as the only source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.

In May 2009, the FASB issued guidance within ASC 855, “Subsequent Events” (formerly Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events”) and subsequently updated this guidance in February 2010.  This guidance establishes general standards for the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”, an amendment to ASC 820, “Fair Value Measurements and Disclosures”.  The standard requires disclosure for transfers in and out of Level 1 and Level 2, as well as the disclosure of Level 3 activity on a gross, rather than net, basis.

The guidance also requires enhancements to certain existing disclosures.  The amendments will be effective as of the beginning of fiscal 2011, except for the new requirements around Level 3 activity, which is deferred until the beginning of fiscal 2012.  The guidance is not expected to have an impact on the Company’s consolidated financial statements.

2.       Income Taxes

Loss from operations consists of the following jurisdictions:

	Year ended June 30,
	2010	2009	2008
	(in thousands $)
Domestic	(66,352)	(452)	(448)
Foreign	(6,873)	(10,727)	(11,959)
	(73,225)	(11,179)	(12,407)
Elimination on consolidation	65,330	-	-
Loss from operations	(7,895)	(11,179)	(12,407)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense attributable to loss arising during development stage is:

	Year ended June 30,
	2010		2009		2008
	(in thousands $)%		(in thousands $)%		(in thousands $)%

Tax at US statutory rates	2,684	34	3,801	34	4,342	35
Australian tax	(275)	(3)	(429)	(4)	(598)	(5)
R&D Tax concession	428	5	504	5	666	5
Change in valuation allowance	(2,838)	(36)	(3,877)	(35)	(4,413)	(35)
	(1)	-	(1)	-	(3)	-

Deferred tax liabilities and assets are comprised of the following:

	Year ended June 30,
	2010	2009
	(in thousands $)
Deferred tax liabilities
Unrealised Foreign Exchange Gain	(46)	(74)
Total deferred tax liabilities	(46)	(74)

Deferred tax assets
Tax carried forward losses	24,230	19,550
Share based payments	627	605
Unrealised Foreign Exchange Loss	89	0
Consultant and other accruals	218	939
Total deferred tax assets	25,164	21,094

Valuation allowance for deferred tax assets	(25,118)	(21,020)

Management evaluates the recoverability of the deferred tax asset and the amount of the required valuation allowance. Due to the uncertainty surrounding the realization of the tax deductions in future tax returns, the Company has recorded a valuation allowance against its net deferred tax asset at June 30, 2010 and 2009. At such time as it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance will be reduced.

There was no benefit from income taxes recorded for the period from December 1, 2000 (inception) to June 30, 2010 due to the Company’s inability to recognize the benefit of net operating losses. The Company had federal net operating loss carry forwards of approximately $3,263,000 at June 30, 2010. The federal net operating losses will begin to expire in 2022.

Foreign tax losses of approximately $77,043,000 at June 30, 2010, may be carried forward indefinitely.

3.       Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Years ended June 30,
	2010	2009	2008
	(In Thousands, except share data)
Numerator
Net loss arising during development stage	(7,896)	(11,180)	(12,410)
Numerator for diluted earnings per share	$ (7,896)	$ (11,180)	$ (12,410)

Denominator
Denominator for basic earnings per share -
Weighted average number of shares used in computing net loss per share, basic and diluted.	7,346,324	7,307,184	6,830,257
Effect of dilutive securities	-	-	-
Dilutive potential common shares	7,346,324	7,307,184	6,830,257

Basic and Diluted net loss per share	$ (1.07)	$ (1.53)	$ (1.82)

During the period presented the Company had warrants and options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. Since the Company has a loss for all periods presented, diluted and basic earnings per share are the same.

4.       Stock Based Compensation

The following table illustrates the number (No.) and weighted average exercise price (WAEP) of, and movements in, warrants and options over common shares issued during the year:

	2010		2009
	No.	WAEP	No.	WAEP
Outstanding at the beginning of the year	534,528	$39.27	524,920	$39.74
Granted	293,853	$2.97	9,608	$13.69
Forfeited	-	N/A	-	N/A
Exercised	-	N/A	-	N/A
Expired	-	N/A	-	N/A
Outstanding at the end of the year	828,381	$26.39	534,528	$39.27
Exercisable at the end of the year	534,528	$39.27	534,528	$39.27

The amount of compensation expense, for existing options, to be recognized in future years is $697,000.

The outstanding warrants and options consist of the following potential common shares:

	As at June 30,
	2010	2009	2008
	(Number of warrant shares)
Warrants exercisable prior to July 11, 2010 at an exercise price of $43.50	281,525	281,525	281,525
Warrants exercisable prior to August 6, 2012 at an exercise price of $36.00	218,559	218,559	218,559
Warrants exercisable prior to August 6, 2012 at an exercise price of $30.00	24,836	24,836	24,836
Warrants exercisable prior to July 30, 2013 at an exercise price of $21.70	4,608	4,608	-
Options exercisable prior to January 28, 2014 at an exercise price of $6.30	5,000	5,000	-
Options exercisable prior to April 23, 2015 at an exercise price of $5.05	110,195	-	-
Options exercisable prior to June 7, 2015 at an exercise price of $1.86	110,195	-	-
Options exercisable prior to June 18, 2015 at an exercise price of $1.52	73,463	-	-
Common shares issuable upon exercise of outstanding warrants or options	828,381	534,528	524,920

With respect to the fair value of the stock based compensation described above the following assumptions were used:

	July 30, 2008	January 28, 2009	April 23, 2010	June 7, 2010	June 18, 2010
Dividend yield	0%	0%	0%	0%	0%
Expected volatility	81%	111%	132%	135%	136%
Historical volatility	81%	111%	132%	135%	136%
Risk-free interest rate	3.36%	1.70%	2.61%	1.95%	2.04%
Expected life	5 years	5 years	5 years	5 years	5 years
Fair value	$14.10	$5.00	$4.38	$1.63	$1.33

The dividend yield reflects the assumption that the current dividend payout, which is zero, will continue with no anticipated increases. The expected life of the stock based compensation is based on historical data and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility is indicative of future trends, which may also not necessarily be the actual outcome.

5.       Expenditure Commitments and Contingencies

At June 30, 2010, the Company had contractual obligations for the conduct of clinical trials, pre- clinical research and development and manufacturing process development of approximately $651,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. At June 30, 2010, the Company also had contractual obligations in respect of the leased premises of approximately $313,000. The contracted obligations  are expected to be incurred as follows:

(In thousands)		Payment due by period
Contractual Obligations	Total	less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Operating Lease Obligations	$313	$91	$125	$97	$-
Purchase Obligations	$651	$651	$-	$-	$-

Total	$964	$742	$125	$97	$-
No amounts have been included for future payments to Novogen which may arise in connection with the Phenoxodiol License Agreement, the License Agreement for Triphendiol and NV-143, the Services Agreement or the Manufacturing License and Supply Agreement as future payments under the terms of the agreements are subject to termination provisions. The terms of the agreements, including future payments, are detailed in Note 7 “Related Party Transactions.”

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

Commitments have reduced from $1.4 million at June 30, 2009 to $0.9 million for the year ended June 30, 2010 primarily due to the reduced commitments following the termination of enrollment into the OVATURE Phase III clinical trial, partially offset by additional commitments related to setting up the new office in San Diego.

6.       Segment Information

The Company’s focus is the clinical development and commercialization of its licensed cancer compounds. The business contains two major segments based on geographic location.
	Year Ended June 30,
	2010			2009			2008
	USA	Australia	Total	USA	Australia	Total	USA	Australia	Total
Statement of Operations	(in thousands)

Interest Revenue	79	5	84	207	21	228	606	68	674

Loss from operations	(1,022)	(6,873)	(7,895)	(452)	(10,727)	(11,179)	(448)	(11,959)	(12,407)

Income Tax Expense	(1)	-	(1)	(1)	-	(1)	(3)	-	(3)

Net loss arising during development stage	(1,023)	(6,873)	(7,896)	(453)	(10,727)	(11,180)	(451)	(11,959)	(12,410)

Balance Sheet

Segment assets	$ 8,320	$ 816	$ 9,136	$ 16,203	$ 3,153	$ 19,356	$ 16,847	$ 3,131	$ 19,978

Segment liabilities	$ 368	$ 1,387	$ 1,755	$ 77	$ 4,066	$ 4,143	$ 312	$ 3,131	$ 3,443

7.       Related Party Transactions

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

No license fees have been accrued in respect of phenoxodiol at June 30, 2010.

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

No license fees have been accrued in respect of  NV-128 at June 30, 2010.

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

Amended and Restated Services Agreement

On September 24, 2003, the Company, Novogen and MEPL entered into an Amended and Restated Services Agreement (the “Services Agreement”). The Company does not currently intend to directly employ any staff. Under the terms of the Services Agreement, Novogen Limited or its subsidiaries have agreed to provide services reasonably required by the Company relating to the development and commercialization of phenoxodiol and other licensed products, including triphendiol and NV-143. Novogen has agreed to provide these services at cost plus a 10% mark-up. The Company may terminate the agreement on three months' written notice to Novogen.

Transactions giving rise to expenditures amounting to $3,144,000, $2,264,000 and $3,054,000, were made under the Services Agreement with Novogen during the twelve months ended June 30, 2010, 2009 and 2008 respectively. Of these amounts, $2,279,000, $1,456,000 and $2,065,000 related to service fees paid to Novogen for research and development services provided in the twelve months ended June 30, 2010, 2009 and 2008 respectively, reflecting the time spent by Novogen research staff on the development of phenoxodiol, triphendiol, NV-143 and NV-128. Additionally, $865,000, $808,000 and $989,000 of the total expenditures during the twelve months ended June 30, 2010, 2009 and 2008, respectively, related to costs incurred for administration and accounting services provided by Novogen.

At June 30, 2010 and 2009, $301,000 and $221,000, respectively, was due and owing to Novogen under the services agreement and is included in amounts due to related company.

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

Transactions giving rise to expenditures amounting to $nil, $ nil, and $38,000 were made under the Manufacturing License and Supply Agreement with Novogen during the twelve months ended June 30, 2010, 2009 and 2008, respectively.

At June 30, 2010 and June 30, 2009 no amount was due and owing to Novogen under the Manufacturing License and Supply Agreement.

Novogen has taken the strategic decision not to manufacture large scale Active Pharmaceutical Ingredients for cancer drugs, including phenoxodiol, as these can be more economically supplied by third parties with particular expertise in this area.

8.       Equity

The Company is a development stage company incorporated in December 2000 that commenced operations in May 2002 coinciding with its listing on the London Stock Exchange’s Alternative Investment Market (AIM).

On March 31, 2010, the Company effected a reverse stock split of its outstanding common stock on a 1-for-10 split adjusted basis in order to correct a bid price listing requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Rule 5450(a)(1). For the purpose of this report we have adjusted all share data presented retrospectively to incorporate the 1-for-10 reverse stock split.

In May 2002, the Company sold 252,300 shares of its common stock and 252,300 warrants, raising proceeds of $9,022,000, net of $1,070,000 of transaction costs. The warrants were exercisable prior to November 30, 2003 at an exercise price of $40.00 per share. The common stock was listed for trading on the AIM. Following the listing, Novogen retained 95.1% of the Company’s common stock.

In June 2003, 900 warrants were exercised, resulting in proceeds to the Company of $36,000. In November 2003 the remaining 251,400 warrants were exercised at an exercise price of $40.00 per share with proceeds to the Company of $10,056,000.

In December 2003, the Company sold 239,200 common stock units at a public offering price of $75.00 per unit. Each common stock unit consisted of:

•	one share of common stock; and

•	one warrant to purchase a share of common stock, exercisable prior to December 18, 2006 at an exercise price equal to $90.00.

In connection with the December 2003 offering, the Company’s common stock and warrants commenced trading separately on the NASDAQ Global Market. The Company received proceeds of $15,522,000, net of $2,431,000 transaction costs in the December 2003 offering.

On December 18, 2006, 239,200 warrants which were issued in connection with the December 2003 public offering expired and no shares of common stock were issued relating to those warrants.

In January 2006, the Company voluntarily cancelled the trading of its common stock on the AIM.

On July 11, 2006, the Company entered into a securities subscription agreement with certain accredited investors providing for the placement of 632,931 shares of the Company’s common stock and warrants exercisable for 221,525 shares of the Company’s common stock at a purchase price of $29.00 per unit. Each unit consisted of one share of common stock and 0.35 of a warrant to purchase one share of common stock. The warrants have an exercise price of $43.50 per share, subject to certain adjustments. The exercise price and number of shares issuable upon exercise of such warrants are subject to adjustment in the event of stock dividends, stock splits and other similar events. The warrants may be exercised no less than six months from the closing date and will expire four years from the date of issuance, or July 11, 2010. These warrants have subsequently expired at the date of this report. The Company closed the private placement or PIPE on July 11, 2006. In connection with the PIPE, the Company received proceeds of $16.8 million net of $1.5 million commissions and other costs.

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

In connection with the SEDA, the Company paid YA Global Investments a commitment fee of 12,363 shares of its common stock and warrants to purchase 60,000 shares of its common stock which expire on July 11, 2010. The warrants have an exercise price of $43.50 per share, subject to certain adjustments. The exercise price and number of shares issuable upon exercise of such warrants are subject to adjustment in the event of stock dividends, stock splits and other similar events. The commitment fee, comprising shares and warrants, is a share-based payment and has been accounted for in accordance with FASB ASC 718 (FAS123R) "Share-based Payment". The fair values of shares and warrants issued have been recognized directly as equity in the balance sheet and as selling, general and administration expenses in the income statement in the year ended June 30, 2007. These warrants have subsequently expired at the date of this report.

The Company did not issue any shares of common stock under the terms of the SEDA and in August 2007 the Company cancelled the SEDA.

On August 1, 2007, the Company entered into a securities subscription agreement with certain accredited investors providing for the placement of 546,400 shares of its common stock at a purchase price of $30.00 per share. The investors in the transaction also received a warrant to purchase an additional 4 shares of common stock for every block of 10 shares of common stock purchased. All of the warrants have an exercise price of $36.00 per share. The warrants may be exercised beginning February 6, 2008 and will expire five years from the date of issuance, or August 6, 2012. The Company also issued 6,209 warrants to Blue Trading, LLC, which acted as the placement agent in the private placement, as part of the placement fee. The warrants issued to Blue Trading, LLC have an exercise price of $30.00 per share and each warrant is convertible for 4 shares of common stock. These warrants may be exercised immediately and will expire five years from the date of issuance, on August 6, 2012. The fair value of warrants issued as part of the placement fee, valued at $441,000, have been recognized directly as equity in the balance sheet and offset against issued share capital as a cost of the raising in the year ended June 30, 2008. The Company closed the private placement, or PIPE, on August 6, 2007. In connection with the PIPE, the Company received proceeds of $15.2 million net of $1.2 million in commissions and other costs.

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

Under the terms of the July 11, 2006 and the August 1, 2007 PIPEs, the Company is required to maintain effective registration statements covering the resale shares of common stock issued in the PIPEs and the shares of common stock issuable upon exercise of the warrants issued in the PIPEs. In relation to the July 11, 2006 PIPE, at the date of issuance, the Company assessed the terms of the registration rights agreement, and as the penalty for not maintaining the registration of common stock is less than the difference between the value of registered shares and unregistered shares, the equity has been classified as permanent equity. The August 1, 2007 PIPE was assessed as permanent equity under ASC 825-20 (FASB Staff Position No. EITF 00-19-2), described below.

On January 1, 2007 the Company adopted ASC 825-20 (FASB Staff Position No. EITF 00-19-2). ASC 825-20 required the contingent obligation to make future payments under the registration rights agreements be recognized separately in accordance with FASB Statement No. 5, Accounting for Contingencies and the underlying warrants be recognized without regard to the contingent obligation. The adoption of ASC 825-20 had no effect on the Company’s financial statements as the warrants issued in connection with the PIPEs will remain classified as permanent equity and management does not currently believe that it is probable a payment will be made under either of the registration rights agreements.

The Company filed a shelf registration statement on Form S-3 with the SEC in March 2008. The shelf registration statement was declared effective by the SEC on April 3, 2008. The shelf registration statement permits the Company to sell, from time to time, up to $75,000,000 of common stock, preferred stock and warrants or any combination of the foregoing. Pursuant to SEC regulations, however, so long as the Company’s public float remains below $75.0 million the Company cannot sell securities from the shelf registration statement which represent more than one third of the market value of the Company’s public float during any 12-month period.

The Company entered into a Securities Subscription Agreement dated as of July 28, 2008 with Novogen and OppenheimerFunds, Inc. (“Oppenheimer”) pursuant to which the Company has sold 290,829 and 170,000 shares of common stock to Novogen and Oppenheimer, respectively, with Oppenheimer acting as adviser to each of the following parties severally and not jointly: (i) Oppenheimer International Growth Fund; (ii) Mass Mutual International Equity Fund; (iii) Oppenheimer International Growth Fund/VA; (iv) AZL Oppenheimer International Growth Fund; (v) OFITC International Growth Fund; and (vi) OFI International Equity Fund, at a purchase price of $21.70 per share, the consolidated closing bid price of the Company’s Common Stock as quoted by the NASDAQ Market Intelligence Desk at 4:00 PM EST on July 28, 2008. The shares were registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3 (File No. 333-149807), which was declared effective by the SEC on April 3, 2008. The Company received gross proceeds of $10 million from the sale of the shares.

Following the registered direct offering closed in July 2008, Novogen retained approximately 71.3% of the Company’s common stock.

In July 2008, the Company also issued 4,608 warrants to Mr. John O’Connor to purchase 4,608 shares of common stock, as consideration for investor services rendered by him to the Company. The warrants have an exercise price of $21.70 per share and may be exercised immediately and expire five years from the date of issuance, on July 30, 2013.

In January 2009, the Company issued 5,000 stock options to Associate Professor Gil Mor of Yale University, in recognition of his contribution to the development of phenoxodiol under the Marshall Edwards, Inc. 2008 Omnibus Equity Compensation Plan. The options have an exercise price of $6.30 and may be exercised immediately and expire five years from the date of issuance on January 28, 2014.

Pursuant to the terms of Dr. Gold’s Employment Letter, Dr. Gold has received options to purchase 220,390 shares of the Company’s common stock in two separate tranches. The first tranche of options to purchase 110,195 shares of common stock of the Company was granted to Dr. Gold upon his appointment as President and Chief Executive Officer on April 23, 2010, with an exercise price of $5.05 per share equal to the closing price of the Company’s common stock on April 23, 2010. The second tranche of options to purchase 110,195 shares of common stock of the Company was granted to Dr. Gold on June 7, 2010 following the public release of the Company’s OVATURE study results, with an exercise price of $1.86 per share equal to the closing price of the Company’s common stock on June 7, 2010. Of Dr. Gold’s options, 25% will vest one year from the effective date of the Employment Letter and, thereafter, the remaining 75% of Dr. Gold’s options will vest in equal monthly installments over the following thirty-six (36) months. Both tranches of options have a term of five years from the date of each grant. In the event of a Change in Control of the Company, as defined in the Employment Letter, Dr. Gold’s options will become fully vested. Dr. Gold’s options are issued outside the Company’s 2008 Stock Omnibus Equity Compensation Plan.

Pursuant to the terms of Mr. Zech’s Employment Letter, Mr. Zech has received options to purchase 73,463 shares of the Company’s common stock. These options were granted on June 18, 2010, with an exercise price of $1.52 per share equal to the closing price of the Company’s common stock on June 18, 2010. Of Mr. Zech’s options, 25% will vest one year from the effective date of the Employment Letter and, thereafter, the remaining 75% of Mr. Zech’s options will vest in equal monthly installments over the following thirty-six (36) months. The options have a term of five years from the date of grant. Mr. Zech’s options are issued under the Company’s 2008 Stock Omnibus Equity Compensation Plan.

9.      Significant Events After Balance Date

On July 14, 2010,  the Company received notice from Nasdaq stating that for the last 30 consecutive business days, the Market Value of Publicly Held Shares closed below the minimum $5 million required for continued listing on the Nasdaq Global Market under Nasdaq Rule 5450(b)(1)(C). Market Value of Publicly Held Shares is calculated by multiplying the publicly held shares, which is total shares outstanding less any shares held by officers, directors, or beneficial owners of 10% or more, by the consolidated closing bid price. Novogen Limited currently owns 71.3% of the outstanding common stock of the Company. Therefore, the value of Novogen Limited’s shares is excluded from the Market Value of Publicly Held Shares of the Company. According to Nasdaq's letter, the Company would be afforded a grace period of 180 calendar days, or until January 10, 2011, to regain compliance in accordance with Nasdaq Rule 5810(c)(3)(A). The Company intends to actively monitor the Market Value of Publicly Held Shares between now and January 10, 2011.

On August 10, 2010 the Company announced the appointment of Christine A. White, M.D. to the board of directors. Dr. White replaces Professor Paul J. Nestel, who has served as a director since April 2001.

10.       Quarterly Financial Data (Unaudited)

2010 for the quarter ended	Jun-30	Mar-31	Dec-31	Sep-30	Year
	(in thousands except per share data)

Revenue	16	19	23	26	84
Loss from operations	(1,841)	(2,213)	(1,433)	(2,408)	(7,895)
Net Loss arising during development stage	(1,842)	(2,213)	(1,433)	(2,408)	(7,896)
Basic and diluted loss per share	(0.24)	(0.30)	(0.20)	(0.33)	(1.07)

2009 for the quarter ended	Jun-30	Mar-31	Dec-31	Sep-30	Year
	(in thousands except per share data)

Revenue	27	29	76	96	228
Loss from operations	(5,425)	(1,904)	(1,599)	(2,251)	(11,179)
Net Loss arising during development stage	(5,425)	(1,904)	(1,599)	(2,252)	(11,180)
Basic and diluted loss per share	(0.74)	(0.26)	(0.22)	(0.31)	(1.53)

11.       Contingent Liabilities

Under the terms of the license agreements with Novogen, milestone license fee payments are payable upon achieving certain milestones. Details of the payments due under these agreements are detailed in Note 7 “Related Party Transactions.” The license agreements are subject to termination provisions.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management believes that the Company’s internal control over financial reporting is effective as of June 30, 2010.

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

The other information required by this item is incorporated herein by reference to our proxy statement for the fiscal year ended June 30, 2010 (the “Proxy Statement”).

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

Reference is made to the Financial Statements under Item 8, Part II hereof.

2. Financial Statement Schedules

The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report on Form 10-K.

3. Exhibits

Exhibit Index
Exhibits

3.1	Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (27)
3.2	Amended and Restated Bylaws (15)
4.1	Specimen Stock Certificate (3)
4.2	Specimen Warrant Certificate (4)
4.3	Specimen Warrant Certificate (22)
4.4	Form of Warrant Agreement (5)
4.5	Warrant Agreement (16)
4.6	Amended and Restated Warrant Agreement (19)
4.7	Form of Warrant (6)
4.8	Form of Warrant (17)
4.9	Form of Warrant (21)
4.10	Warrant dated July 30, 2008 issued to Mr John O’Connor (23)
10.1	Employment letter dated April 23, 2010, between Marshall Edwards, Inc. and Daniel Gold (28)
10.2	Employment letter dated June 18, 2010, between Marshall Edwards, Inc. and Thomas Zech (29)
10.3	Amended and Restated License Agreement between Novogen Research Pty Limited and Marshall Edwards Pty Limited (7)
10.4	Amended and Restated Manufacturing License and Supply Agreement between Novogen Laboratories Pty Limited and Marshall Edwards Pty Limited (12)
10.5	Amended and Restated License Option Deed between Novogen Research Pty Limited and Marshall Edwards Pty Limited (9)
10.6	Amended and Restated Services Agreement among Novogen Limited, Marshall Edwards, Inc. and Marshall Edwards Pty Limited (10)
10.7	Guarantee and Indemnity among Marshall Edwards, Inc., Novogen Laboratories Pty Limited, Novogen Research Pty Limited and Novogen Limited (11)
10.8	License Agreement between Novogen Research Pty Limited and Marshall Edwards Pty Limited (12)
10.9	Amendment Deed between Novogen Research Pty Limited and Marshall Edwards Pty Limited (13)
10.10	Registration Rights Agreement, dated July 11, 2006 by and among Marshall Edwards, Inc. and the investors as signatories thereto (14)

10.11	Registration Rights Agreement, dated as of August 6, 2007 by and among Marshall Edwards, Inc. and the purchases signatory thereto (18)
10.12	Registration Rights Agreement, dated as of September 26, 2007 by and among Marshall Edwards, Inc. and Blue Trading, LLC (20)
10.13	Securities Subscription Agreement dated as of July 28, 2008 by and among Marshall Edwards, Inc., Novogen Limited and OppenheimerFunds, Inc. (24)
10.14	Marshall Edwards, Inc. 2008 Stock Omnibus Equity Compensation Plan (25)
10.15	License Agreement dated August 4, 2009 by and between Novogen Research Pty Limited and Marshall Edwards Pty Limited (26)
21.1	Subsidiaries of Marshall Edwards, Inc. (2)
23.1	Consent of BDO Audit (NSW - VIC) Pty Ltd*
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)*

*       Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).
(2)	Incorporated by reference to Exhibit 21 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed on October 31, 2003 (Reg. No. 333-109129).
(4)	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 filed on August 9, 2006 (Reg. No. 333-136440 ).
(5)	Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on July 12, 2006.
(6)	Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on July 12, 2006.
(7)	Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).
(8)	Incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).
(9)	Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).
(10)	Incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).
(11)	Incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).
(12)	Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on May 16, 2006.
(13)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 9, 2006
(14)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on July 12, 2006.
(15)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 30, 2007.
(16)	Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on August 6, 2007.
(17)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007.
(18)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007.
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on September 27, 2007.

(20)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on September 27, 2007.
(21)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on September 27, 2007.
(22)	Incorporated by reference to Exhibit 4.4 to Registrant’s Annual Report on Form 10-K filed on September 27, 2007.
(23)	Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on July 30, 2008.
(24)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on July 30, 2008.
(25)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (Reg No. 333-156985) filed on January 28, 2009.
(26)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2009.
(27)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2010.
(28)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2010.
(29)	Incorporated by reference to Exhibit 3.1.1 to Registrant’s Current Report on Form 8-K filed on March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 26, 2010.

MARSHALL EDWARDS, INC.
A Delaware Corporation

By:
/s/ Daniel Gold

Daniel Gold
Chief Executive Offer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 26, 2010.

Signatures                                                     Title

By:         /s/ Daniel Gold                                President, Chief Executive Officer and Director

    Daniel Gold

By:         /s/ Thomas Zech                             Secretary, Chief Financial Officer

    Thomas Zech

By:         /s/ Leah Cann                                  Director

    Leah Cann

By:         /s/ Bryan Williams                           Director

    Bryan Williams

By:         /s/ Christine White                           Director

    Christine White

By:         /s/ Philip Johnston                           Director

     Philip Johnston

Exhibit 23.1

Marshall Edwards, Inc.
11975 El Camino Real, Suite 101
San Diego, CA 92130 USA

Consent of Independent Registered Public Accounting Firm

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 333-136440) and Registration Statement on Form S-8 (File No. 333-156985) of Marshall Edwards, Inc. of our report dated August 26, 2010, relating to the consolidated financial statements which appears in this Form 10-K.

/s/ BDO

BDO Audit (NSW-VIC) Pty Ltd

Sydney, NSW, Australia

August 26, 2010

Exhibit 31.1
CERTIFICATION

I, Daniel Gold, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended June 30, 2010 of Marshall Edwards, Inc.;

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

Date: August 26, 2010

 /s/ Daniel Gold

Daniel Gold
Chief Executive Officer

Exhibit 31.2
CERTIFICATION

I, Thomas Zech, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended June 30, 2010 of Marshall Edwards, Inc.;

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

Date: August 26, 2010

/s/ Thomas Zech

Thomas Zech
Chief Financial Officer

Exhibit 32.1

CERTIFICATION

Each of the undersigned hereby certifies, for the purposes of Section 1350 of Chapter 63 of Title 18 of the U.S. Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Marshall Edwards, Inc. (“Marshall Edwards”) that, to his knowledge, this Annual Report on Form 10-K of Marshall Edwards for the year ended June 30, 2010, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such a report fairly presents, in all material respects, the financial condition and results of operation of Marshall Edwards.

Date: August 26, 2010

/s/ Daniel Gold

Daniel Gold
Chief Executive Officer

/s/ Thomas Zech

Thomas Zech
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Marshall Edwards and will be retained by Marshall Edwards and furnished to the Securities and Exchange Commission or its staff upon request.