Form 10-K/A
period 2010-06-30
MARSHALL EDWARDS INC
filed 2010-10-28
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (858) 792-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.00000002 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 20, 2010, the number of shares outstanding of the issuer’s common stock, $.00000002 par value, was 7,346,324.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, that was filed with the Securities and Exchange Commission (“SEC”) on August 30, 2010 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended June 30, 2010. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

Except as set forth in Part III below, no other changes are made to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Throughout this report, references to the “Company”, “we”, “our”, or “us” refer to Marshall Edwards, Inc. (“MEI”), including its wholly-owned subsidiary Marshall Edwards Pty Ltd (“MEPL”), unless the context otherwise indicates.

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

Members Whose Terms Expire at the Company’s 2010 Annual Stockholder Meeting

Mr. Philip Johnston, age 62, Director

Dip Eng (Production)

Mr. Johnston has been a director of the Company since April 2001. Mr. Johnston has more than 25 years of experience in the pharmaceutical industry. He was a non-executive director of Novogen, Limited, the Company’s parent (“Novogen”), since 1997 and chairman of Novogen since January 2001 until his resignation from Novogen’s Board of Directors in October 2010. Mr. Johnston was a non-executive director of LIPA Pharmaceuticals Limited from June 2004 until November 2007, at which time LIPA Pharmaceuticals Limited ceased to be a public company. He is also the managing director of Qualcare Management Pty. Ltd. Mr. Johnston has been a director of Glycotex, Inc. (“Glycotex”), a subsidiary of Novogen, since September 2005. From June 1988 to September 1997, Mr. Johnston was an executive director of Wellcome Australia Limited. He was previously a director of two subsidiary companies of GlaxoWellcome. Mr. Johnston has had responsibility for production, distribution, quality assurance and consumer product development and has been directly involved in the establishment of strategic alliances and joint ventures. Mr. Johnston has completed a number of executive development programs including programs at the University of New South Wales and the London Business School.

Dr. Christine A. White, age 58, Director

Dr. White has been a director of the Company since August, 2010. Dr. White was with Biogen Idec from 1996 to 2005, most recently as Senior Vice President, Global Medical Affairs, where she played an integral role in the clinical development, regulatory affairs and commercialization of oncology drugs Rituxan® and Zevalin®. Previously, she served as the Director of Clinical Oncology Research at the Sidney Kimmel Cancer Center in San Diego, and in the Department of Medicine at Scripps Memorial Hospitals in La Jolla and Encinitas, California, most recently as Chairman. Dr. White currently serves as a member of the board of directors of Arena Pharmaceuticals, a clinical-stage biopharmaceutical company, and Genoptix, a specialized laboratory services provider. She also served as a director of Pharmacyclics, a biopharmaceutical company, and Monogram Biosciences, a life sciences company, until its acquisition by LabCorp in August 2009. Dr. White earned her B.A. in Biology and her M.D. from the University of Chicago and is Board certified in both Internal Medicine and Medical Oncology.

Members Whose Terms Expire at the Company’s 2011 Annual Stockholder Meeting

Daniel P. Gold, PhD, age 56, President, Chief Executive Officer and Director

Dr. Gold has been President, Chief Executive Officer and a director of the Company since April 2010. From October 2009 to April 2010, Dr. Gold was Managing Partner of Theragence, Inc., a service provider that focuses on optimizing biopharmaceutical product development, which he co-founded. From July 2008 to May 2009, Dr. Gold was President and Chief Executive Officer of Prospect Therapeutics, a clinical stage, oncology focused, biotechnology company. From January 2000 to May 2009, Dr. Gold was Chief Scientific Officer of Favrille, Inc., a biopharmaceutical company that focused on the development and commercialization of immunotherapies for the treatment of cancer and other diseases of the immune system, which he founded. Dr. Gold was a member of the Executive Council of the Sabin Cancer Vaccine Consortium from 2004 to 2006 and a member of the board of directors of the San Diego chapter of the Leukemia and Lymphoma Society from 1998 to 2003. Dr. Gold received a Bachelors degree in biology from University of California Los Angeles and received a Doctorate degree from Tufts University in Pathology/Immunology.

Ms. Leah Cann, age 50, Director

Ms. Cann has been a director of the Company and chairperson of the Audit Committee since March, 2009 when she was appointed by the Board of Directors to fill the vacancy caused by the resignation of Mr. William D. Rueckert. Ms. Cann is the President of Leah Rush Cann Research and Consulting, LLC, a Newport, Rhode Island-based cancer and consulting organization which she founded in 2003. She was a research scientist with Memtec Corporation from 1984 to 1986. Ms. Cann was a research analyst with CIBC Oppenheimer from 1992 to 1999. From 1999 to 2000, she was a health care analyst with Cadence Capital, an asset manager based in Boston, Massachusetts. Ms. Cann was a senior biotechnology analyst with Wachovia Securities from 2000 to 2003. In both 1995 and 1996, The Wall Street Journal recognized Ms. Cann as an All-Star analyst. Ms. Cann received a B.A. in art history and chemistry and an M.B.A from Stetson University. She was a post-baccalaureate at the College of William and Mary and a post-graduate at Columbia University. Ms. Cann has been a trustee and member of several committees of International House in New York City for more than 10 years.

Members Whose Terms Expire at the Company’s 2012 Annual Stockholder Meeting

Professor Bryan Williams, age 61, Director

B.Sc. (Hons)(Microbiology) and PhD (Microbiology)

Professor Bryan Williams has been a director of the Company since March 2006. Professor Williams has been the non-executive Chairman of the Board of Directors since November 2006. Since January 1, 2006, Professor Williams has been the director of the Monash Institute of Medical Research in Melbourne, Australia. From 1991 to 2005, Professor Williams was Chairman of the Department of Cancer Biology, Lerner Research Institute, The Cleveland Clinic Foundation, Cleveland, Ohio. From 1993 to 2005, Professor Williams was Professor, Department of Genetics at Case Western Reserve University, Cleveland, Ohio. From 1998 to 2005, Professor Williams was an Associate Director of the Case Comprehensive Cancer Center in Cleveland, Ohio. He is an Honorary Fellow of the Royal Society of New Zealand.

Resignation of Directors

Mr. Christopher Naughton, whose term as a member of the Board of Directors would otherwise have expired at the annual meeting of stockholders in 2011, resigned as a member of the Board of Directors effective February 5, 2010. Dr. Gold’s appointment to the Board of Directors in April 2010 filled the vacancy caused by Mr. Naughton’s resignation.

Professor Paul John Nestel, whose term as a member of the Board of Directors would otherwise have expired at the annual meeting of stockholders in 2010, resigned as a member of the Board of Directors effective August 8, 2010. Professor Nestel was a member of the Audit Committee and the Compensation Committee of the Board of Directors. Dr. White’s appointment to the Board of Directors in August 2010 filled the vacancy caused by Professor Nestel’s resignation.

Information About the Board of Directors and its Committees

The Board of Directors has responsibility for the overall corporate governance of the Company.

Mr. Johnston was a director of Novogen until his resignation in October 2010. The Company is a “controlled company” within the meaning given to that term by the Nasdaq Stock Market (“Nasdaq”) because Novogen owns more than 50% of the Company’s voting power. As a controlled company, the Company is exempt from the requirement that the Company’s Board of Directors be composed of a majority of independent directors, however, a majority of the members of the Board of Directors are independent in accordance with Nasdaq requirements.

The Board has established an Audit Committee to oversee the Company’s financial matters and a Compensation Committee to review the performance of executive directors and their compensation.

Audit Committee

The Audit Committee of the Board of Directors has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is responsible for overseeing financial and accounting activities. The Audit Committee’s responsibilities include the annual appointment of independent auditors and the review of the scope of audit and non-audit assignments and related fees, the accounting principles used in financial reporting, internal auditing and the Company’s internal control procedures. The members of the Audit Committee are Ms. Leah Cann (chairperson), Mr. Philip Johnston, Professor Bryan Williams and Dr. Christine A. White, each of whom the Company’s Board of Directors has determined is independent as defined by applicable Nasdaq and U.S. Securities and Exchange Commission (“SEC”) rules. The Board of Directors has also determined that Ms. Cann is an “audit committee financial expert” as defined by SEC rules. The Company has adopted an Audit Committee Charter which is posted on the Company’s website at www.marshalledwardsinc.com.

The Audit Committee held four meetings during the fiscal year ended June 30, 2010.

Compensation Committee

The Compensation Committee acts on behalf of the Board in fulfilling the Board’s responsibilities to oversee the Company’s compensation policies, plans and programs, reviews and determines the compensation to be paid to the Company’s executive officers and directors and oversees preparation and review of the Committee report and CD&A included in the Company’s annual proxy statement in accordance with applicable rules and regulations of the SEC. The Compensation Committee reviews the performance of the executive officers and sets their compensation. The Compensation Committee also has the power to make recommendations to the full Board of Directors concerning the allocation of stock options to directors and employees. The compensation and terms of appointment of non-executive directors are set by the Board of Directors. The Compensation Committee does not currently have a charter. The members of the Compensation Committee as of June 30, 2010 were Mr. Philip Johnston, Professor Bryan Williams and Professor Paul John Nestel. Due to the resignation of Professor Nestel, Dr. Christine A. White was appointed to the Compensation Committee effective August 10, 2010. The Compensation Committee did not hold any meetings during the fiscal year ended June 30, 2010; however, it did act by written consent from time to time during the year. The Compensation Committee also discharged its duties and responsibilities through its interaction with the full Board of Directors, during the fiscal year ended June 30, 2010.

Nominating Committee

As a “controlled company”, the Company is not subject to the Nasdaq rules requiring (i) Board of Director nominations to be selected, or recommended for the Board’s selection, by either a nominating committee comprised solely of independent directors or by a majority of the independent directors on the Board of Directors and (ii) each Nasdaq-listed company to have a formal written charter or resolutions by the Board of Directors addressing the nominating process. Accordingly, during the fiscal year ended June 30, 2010, the Company did not have a separately established Nominating Committee. The Board of Directors does not believe that any marked efficiencies or enhancements would be achieved by the creation of a separate Nominating Committee.

The duties and responsibilities typically delegated to a nominating committee are included in the responsibilities of the entire Board of Directors. The Board of Directors identifies nominees by first evaluating the current members of the Board of Directors willing to continue in service. If any member of the Board of Directors does not wish to continue in service or if the Board of Directors decides not to re-nominate a member for re-election, the Board will consider all qualified director candidates identified by members of the Board, by senior management and stockholders. Stockholders who would like to propose an independent director candidate for consideration by the Board of Directors at the 2011 annual meeting of stockholders may do so by submitting the candidate’s name, resume and biographical information to the attention of Thomas M. Zech, Secretary, Marshall Edwards, Inc., 11975 El Camino Real, Suite 101, San Diego, California 92130, no later than the deadline for submission of stockholder proposals set forth in the Company’s Proxy Statement to be delivered to stockholders in connection with the Company’s 2010 annual meeting of stockholders. All proposals for nomination received by the Secretary of the Company will be presented to the Board of Directors for consideration.

The Board of Directors reviews each director candidate’s biographical information and assesses each candidate’s independence, skills and expertise based on a variety of factors, including the following criteria:

•	Whether the candidate has exhibited behavior that indicates he or she is committed to the highest ethical standards.

•

Whether the candidate has had broad business, governmental, non-profit or professional experience that indicates that the candidate will be able to make a significant and immediate contribution to the Board of Directors’ discussion and decision-making.

•	Whether the candidate will be able to devote sufficient time and energy to the performance of his or her duties as a director.

Application of these factors requires the exercise of judgment by members of the Board of Directors and cannot be measured in a quantitative way.

EXECUTIVE OFFICERS

The Company’s executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. Set forth below are the names and certain biographical information regarding the Company’s executive officers as of October 25, 2010.

Name	Age	Positions Held
Daniel P. Gold	56	President and Chief Executive Officer
Thomas M. Zech	59	Chief Financial Officer

See “Directors” above for biographical information regarding Dr. Gold.

Thomas M. Zech, age 59, Chief Financial Officer

Mr. Zech has been Chief Financial Officer of the Company since June 2010. From May 2009 to June 2010, Mr. Zech was a consultant, providing finance and accounting advisory services to life science and technology companies. Until November 2008, Mr. Zech served as Vice President, Finance and Chief Financial Officer at Pacira Pharmaceuticals Inc., a specialty pharmaceutical company, which was the successor company to SkyePharma Inc. acquired in March 2007, from SkyePharma PLC. He transitioned to Pacira Pharmaceuticals from SkyePharma Inc., where he joined in 1999 as Controller and Corporate Secretary. Previously he held senior finance positions at Stratagene, Advanced Tissue Sciences, Allied Holdings and Psicor. Mr. Zech earned his bachelor’s degree in accounting from Lawrence Technological University and his master’s degree in finance from the University of Detroit.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who beneficially own more than 10% of the Common Stock of the Company to file initial reports of ownership of such securities and reports of changes in ownership of such securities with the SEC. Such officers, directors and 10% stockholders of the Company are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of such forms received by it with respect to the fiscal year ended June 30, 2010, all reports were filed on a timely basis except for the report by Dr. Gold, President, Chief Executive Officer and a director of the Company, with respect to the grant to him by the Company of 110,195 options to purchase shares of Common Stock at an exercise price of $1.89 per share.

CODE OF ETHICS

The Company has adopted a Code of Business and Ethics policy that applies to the Company’s directors and employees (including the Company’s principal executive officer and the Company’s principal financial officer), and has posted the text of the Company’s policy on its website at www.marshalledwardsinc.com.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Historically, the services of the Company’s executives, including Christopher Naughton, the Company’s former President and Chief Executive Officer, and David R. Seaton, the Company’s former acting Chief Executive Officer, Chief Financial Officer and Secretary, were provided to the Company by Novogen pursuant to a services agreement described in this report under the heading “Certain Relationships and Related Transactions.” As a result, the Company did not directly pay Messrs. Naughton and Seaton for their services.

As discussed below, the compensation program the Company has instituted, since beginning to directly compensate its executive officers with the appointment of Dr. Gold in April 2010 and Mr. Zech in June 2010, is based on subjective evaluation of an individual executive’s performance of his or her responsibilities and contribution to achieving our clinical, operational and financial objectives. Although the same factors and compensation elements are applied to each of our named executive officers, the compensation of our chief executive officer reflects his leadership role and critical decision-making responsibility and significant duties. The Compensation Committee has been delegated the authority to approve the compensation of executives, including that of our Chief Executive Officer. Given how recently the Company began directly compensating its employees, the discussion below focuses on the principles the Company applied in connection with agreeing compensation packages in the course of the recruitment of our current Chief Executive Officer and Chief Financial Officer and which the Company anticipates applying in the future.

Objectives of Compensation Program

The Company recognizes that its employees are a critical asset. Consequently, a key objective of our compensation program, including our executive compensation program, is to attract, retain and motivate qualified, talented and diverse professionals who are enthusiastic about our mission. We seek to achieve these goals by rewarding successful performance by our executives and the company, while aligning the interest of our executives with those of our stockholders, by including long-term equity as a component of their compensation.

General

The Company views each component of executive compensation as related but distinct, and the Company reviews total compensation of its executive officers to ensure that the Company’s overall compensation goals are met. The Company has not historically engaged in competitive benchmarking. The Company does attempt to establish compensation, and determine the appropriate level for each compensation component, at levels comparable to companies with which the Company competes and other companies who employ similarly skilled personnel, consistent with the Company’s recruiting and retention goals, its view of internal equity and consistency, its overall performance and other considerations the Company deems relevant. Except as described below, the Company has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation, between cash and non-cash compensation or among different forms of non-cash compensation. Instead, the Compensation Committee, in consultation with and upon recommendation of the Company’s Chief Executive Officer, approves what it believes to be the appropriate level and mix of the various compensation components primarily focused on the particular goals of applicable executives and employees in a particular year. The Company will seek to reward its executive officers based on a number of factors, including the Company’s operating results, individual performance, prior-period compensation, and the achievement of certain goals focused on the development of new products. The Company’s executive compensation program is designed to recognize those executives that contribute to the achievement of its business objectives, to reward those individuals fairly over time, to retain those individuals who continue to perform at or above the levels that the Company expects and to closely align the compensation of those individuals with the Company’s performance on both a short-term and long-term basis. While the Company has identified below the particular compensation objective each element of executive compensation serves, the Company believes that each element of compensation, to a greater or lesser extent, serves each of the objectives of its executive compensation program. The Company provides its executives the opportunity to be rewarded through equity ownership if the Company performs well over time, while maintaining base salaries at levels comparable with those paid by comparably-sized public companies in its geographic area. In the future, the Company expects its Compensation Committee to continue to maintain policies and guidelines for executive compensation with a key objective being to provide fair and appropriate incentives and to reward employees for their contribution to the Company’s business.

The Company’s board of directors intends to perform, at least annually, a review of executive officers’ overall compensation packages, including the grant of equity compensation, including vesting schedules, to determine whether they provide adequate incentives and motivation and whether they adequately compensate executive officers relative to the market. In evaluating the market for attracting and retaining qualified executives, the Board of Directors relies upon its collective experience in our industry in general while considering the recommendations from the Chief Executive Officer, who bases such recommendations, in part, on discussions with other members of management.

Elements of Compensation

The primary elements of our executive compensation program are:

•	base salary;

•	incentive cash bonuses;

•	long-term equity incentives; and

•	other benefits.

Base Salary. The Company fixes executive officer base compensation at a level that it believes, based on the collective industry experience of our Board of Directors and Compensation Committee, best enables it to hire and retain individuals in a competitive environment and reward individual performance according to satisfactory levels of contribution to its overall business goals. Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all of the Company’s employees, including executives. When establishing base salaries, the Compensation Committee, together with the Chief Executive Officer, considers a variety of factors, including seniority, responsibility, tenure with the company, the ability to replace the individual, and relative pay among executives in the respective geography.

Incentive Cash Bonuses. Annual cash bonuses are discretionary in nature but are expected to be tied to the achievement of specific results or pre-established financial metrics. Although, historically, the Company has not provided discretionary performance bonuses to its employees as they were compensated by Novogen, in the future the Company expects to provide discretionary performance bonuses to employees, including executives, to recognize individual performance or the achievement of important business objectives, such as achievement of certain drug development milestones, as well as operational and financial performance. The Company does expect to consider awarding bonuses for each of its executive officers, payable either in whole or in part, depending on the extent to which the employee’s actual performance contributed towards the overall results of the Company. The Company expects its Chief Executive Officer to propose executive bonus allocations to the Compensation Committee, which has ultimate approval authority. In making subjective judgments for each individual executive, the Board of Directors uses actual results, its own expertise, experience and past practice and the individual’s responsibilities and contribution to the Company’s actual results, rather than measuring the individual’s contribution for the year by reference to pre-established goals or targets or to a precise formula. No one element of an individual’s performance of his responsibilities or the resulting contribution to our overall results has a material impact on the decision-making process with respect to that individual. In its employment agreements, the Company has agreed that Dr. Gold and Mr. Zech may receive bonuses of up to 40% and 20%, respectively, of their base salary.

Long-Term Incentive Program. The Company believes that long-term performance is achieved through an equity ownership culture that encourages performance by its executive officers through the use of stock and stock-based awards. The Company utilizes stock options to ensure that its executive officers have a continuing stake in the Company’s long-term success. Because the Company’s executive officers are awarded stock options with an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant, the determination of which is discussed below, these options will have value to the executive officers only if the market price of the Company’s common stock increases after the date of grant. Typically, the Company’s stock option grants vest at the rate of 25% after the first year, or similar period, of service with the remainder vesting over the subsequent 36 months. Authority to make any form of equity grants to executive officers has been delegated by the Board of Directors to the Compensation Committee. In determining the size of stock option grants to executive officers, the Compensation Committee considers the Company’s performance compared to its strategic goals, individual performance against the individual’s objectives, experience, the extent to which shares subject to previously granted awards are vested and the recommendations of the Company’s Chief Executive Officer and other members of management. The Company does not have any program, plan or obligation that requires it to grant equity compensation on specified dates. The Company has implemented policies to ensure that equity awards are granted at fair market value on the date that the grant action occurs.

Stock Options and Equity Awards. The Company’s 2008 Stock Omnibus Equity Compensation Plan authorizes the Company to grant options to purchase shares of Common Stock and restricted shares of Common Stock to employees, executive officers, and independent directors, which is described in further detail under “—Stock Based Compensation” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. During the year ended June 30, 2010, the Company granted options to (1) Dr. Gold to purchase 220,390 shares of Common Stock, with 110,195 options having an exercise price of $5.05 per share and 110,195 options having an exercise price of $1.85 per share and (2) to Mr. Zech to purchase 73,463 shares of our common stock having an exercise price of $1.52 per share, each in connection with joining our company. Twenty-five percent of the options vest on the first anniversary of the effective date of Dr. Gold’s and Mr. Zech’s respective employment agreement, with the remaining seventy-five percent vesting in equal monthly installments over the following 36 months. The Compensation Committee will consider, as part of its annual compensation review and from time to time, the extent to which additional option or other equity awards are appropriate in order to further align the interests of the Company’s key employees, including its executive officers, with those of the Company’s stockholders.

Other Benefits. The Company also provides its executive officers a variety of benefits that are available generally to all salaried employees. Executive officers are eligible to participate in all of the Company’s employee benefit plans, such as medical, and vision plans , in each case on the same basis as other employees, subject to applicable laws. The Company also provides vacation and other paid holidays to all employees, including executive officers, which are comparable to those provided at peer companies.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Mr. Philip Johnston
Professor Bryan Williams
Dr. Christine A. White

Compensation of Executive Officers

The table below sets forth, for the fiscal year ended June 30, 2010, the compensation of the Company’s named executive officers. For each of the Company’s last three fiscal years presented in the table below through December 1, 2009 and June 17, 2010, respectively, the services of Christopher Naughton, the Company’s former President and Chief Executive Officer, and David R. Seaton, the Company’s former acting Chief Executive Officer, Chief Financial Officer and Secretary, were provided to the Company by Novogen pursuant to a services agreement described in this report under the heading “Certain Relationships and Related Transactions.” The Company did not directly pay Messrs. Naughton and Seaton for their services.

Name and Principal Position	Year		Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Daniel Gold (principal executive officer)	2010	(1)	$81,818	(2)	(3)	—	$662,272	(4)	—	—	—	$744,090
Thomas Zech (principal financial officer)	2010	(5)	$8,522	(6)	(7)	—	$97,706	(4)	—	—	—	$106,228
Christopher Naughton (principal executive officer)	2010 2009 2008	(8)	— — —		— — —	— — —	— — —		— — —	— — —	— — —	— — —
David Seaton (principal financial officer)	2010 2009 2008	(9)	— — —		— — —	— — —	— — —		— — —	— — —	— — —	— — —

(1)	Dr. Gold’s employment with the Company began on April 23, 2010.
(2)	Pro rated for the portion of the fiscal year during which Dr. Gold was employed by the Company. Dr. Gold’s employment agreement provides for an annual salary of $400,000.
(3)	Dr. Gold is eligible for a bonus of up to 40% of his base salary, dependent upon the achievement of certain milestones established by the Board of Directors.
(4)	See “Results of Operations – Critical Accounting Estimates” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 for a discussion of the assumptions made in the valuation of these options.
(5)	Mr. Zech’s employment with the Company began on June 18, 2010.
(6)	Pro rated for the portion of the fiscal year during which Mr. Zech was employed by the Company. Mr. Zech’s employment agreement provides for an annual salary of $250,000.
(7)	Mr. Zech is eligible for a bonus of up to 20% of his base salary, dependent upon the achievement of certain milestones established by the Board of Directors.
(8)	Mr. Naughton resigned as the Company’s President and Chief Executive Officer effective December 1, 2009.
(9)	Mr. Seaton resigned as the Company’s Chief Financial Officer effective June 18, 2010. Mr. Seaton also served as the Company’s acting Chief Executive Officer following the effectiveness of Mr. Naughton’s resignation on December 1, 2009 until April 23, 2010.

Grants of Plan-Based Awards

The Company adopted the Marshall Edwards, Inc. 2008 Stock Omnibus Equity Compensation Plan effective December 9, 2008. The table below sets forth the awards granted by the Company under the 2008 Stock Omnibus Equity Compensation Plan for the fiscal year ended June 30, 2010, as well as the awards granted outside of such plan.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	Awards ($/Sh)	Option Awards
Daniel Gold (principal executive officer)	April 23, 2010	(1)	—	—	—	—	—	—	—	110,195	$5.05	$482,654	(3)
Daniel Gold (principal executive officer)	June 7, 2010	(1)	—	—	—	—	—	—	—	110,195	$1.89	$179,618	(3)
Thomas Zech (principal financial officer)	June 18, 2010	(2)	—	—	—	—	—	—	—	73,463	$1.52	$97,706	(3)
Chistopher Naughton (principal executive officer)	—		—	—	—	—	—	—	—	—	—	—
David Seaton (principal financial officer)	—		—	—	—	—	—	—	—	—	—	—

(1)	Pursuant to the terms of Dr. Gold’s employment letter, dated April 23, 2010, and as approved by the Compensation Committee of the Board of Directors on the same date, Dr. Gold received options to purchase 220,390 shares of the Company’s common stock in two separate tranches. The first tranche of options to purchase 110,195 shares of common stock of the Company was granted to Dr. Gold upon his appointment as President and Chief Executive Officer on April 23, 2010. The second tranche of options to purchase 110,195 shares of common stock of the Company was granted to Dr. Gold and separately approved by the Compensation Committee on June 7, 2010, which date was no later than thirty (30) days following the public release of the Company’s Ovature study results, in accordance with Dr. Gold’s employment letter.
(2)	Granted pursuant to the 2008 Stock Omnibus Equity Compensation Plan.
(3)	See “Results of Operations – Critical Accounting Estimates” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 for a discussion of the assumptions made in the valuation of these options.

Outstanding Equity Awards at Fiscal Year-End

As of June 30, 2010, the following equity awards were outstanding:

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Daniel Gold (principal executive officer)	— —	110,195 110,195	(1) (1)	— —	$ $	5.02 1.89	April 23, 2015 June 6, 2015	— —	— —	— —	— —
Thomas Zech (principal financial officer)	—	73,463	(2)	—		$1.52	June 17, 2015	—	—	—	—

(1)	Twenty-five percent of the options will vest on April 19, 2011; the remaining seventy-five percent of the options will vest in equal monthly installments over the following 36 months.
(2)	Twenty-five percent of the options will vest on June 18, 2011; the remaining seventy-five percent of the options will vest in equal monthly installments over the following 36 months.

Option Exercises and Stock Vested

During the fiscal year ended June 30, 2010, there were no exercises of stock options, stock appreciation rights and similar instruments, and no vesting of stock, including restricted stock, restricted stock units and similar instruments for any of the named executive officers of the Company.

Pension Benefits

The Company does not currently, and did not during the fiscal year ended June 30, 2010, have in place any plan that provides for payments or other benefits at, following or in connection with retirement of any executive officer.

Employment Agreements

Employment Agreement between Daniel P. Gold and the Company

In connection with Dr. Gold’s appointment as President and Chief Executive Officer, the Company entered into an Employment Letter Agreement, dated April 23, 2010 with Dr. Gold (the “Gold Employment Letter”). The Gold Employment Letter provides for an annual base salary of $400,000, subject to upward adjustment at the discretion of the Compensation Committee of the Board of Directors of the Company. Dr. Gold will also have the opportunity to earn annual cash bonus in an amount up to a maximum of 40% of the base salary based on his achievement of milestones established by the Compensation Committee of the Board of Directors.

Pursuant to the terms of the Gold Employment Letter, Dr. Gold also received options to purchase 220,390 shares of the Company’s common stock in two separate tranches. The first tranche of options to purchase 110,195 shares of common stock of the Company was granted to Dr. Gold upon his appointment as President and Chief Executive Officer on April 23, 2010, with an exercise price per share equal to the closing price of the Company’s common stock on April 23, 2010. The second tranche of options to purchase 110,195 shares of common stock of the Company was granted to Dr. Gold on June 18, 2010, which date was within thirty (30) days following the public release of the Company’s Ovature study results in accordance with the terms of the Gold Employment Letter. Of Dr. Gold’s options, 25% will vest one year from the effective date of the Gold Employment Letter and, thereafter, the remaining 75% of Dr. Gold’s options will vest in equal monthly installments over the following thirty-six (36) months. In the event of a Change in Control of the Company, as defined in the Gold Employment Letter, Dr. Gold’s options will become fully vested. In addition, during the 12-month period following the Effective Date, Dr. Gold’s equity interest in the Company will be protected against further dilution. If an event occurs during this 12-month period that reduces the level of Dr. Gold’s equity interest in the Company (as a percentage of the Company’s outstanding common stock), the Board of Directors shall take such actions as may be necessary, as determined by the Board of Directors in its sole discretion, to restore Dr. Gold’s equity interest in the Company to the level as in effect before such event.

Dr. Gold may terminate his employment at any time and for any reason, upon providing three (3) months advance notice to the Company. Dr. Gold may terminate his employment with Good Reason (as defined in the Gold Employment Letter) by providing the Company with notice within sixty (60) days of the event giving rise to the Good Reason (and the Company does not cure the Good Reason event within thirty (30) days after receiving notice). The Company has the right to terminate the Gold Employment Letter with or without Cause (as defined in the Gold Employment Letter) at any time. If Dr. Gold’s employment is terminated by the Company without Cause or by Dr. Gold for Good Reason, Dr. Gold will be entitled to (i) a lump sum payment in an amount equal to twelve (12) months of his base salary and (ii) accelerated vesting of his options such that Dr. Gold will be vested in the same number of options as if he had continued to be employed by the Company for an additional twelve (12) months. The Gold Employment Letter contains confidentiality provisions.

Employment Agreement between Thomas M. Zech and the Company

In connection with Mr. Zech’s appointment as Chief Financial Officer, the Company has entered into an Employment Letter, dated June 18, 2010, with Mr. Zech (the “Zech Employment Letter”). The Zech Employment Letter provides for an annual base salary of $250,000, subject to upward adjustment at the discretion of the Compensation Committee of the Board of Directors of the Company. Mr. Zech will also have the opportunity to earn an annual cash bonus in an amount up to a maximum of 20% of the base salary based on his achievement of milestones established by the Board of Directors.

Pursuant to the terms of the Zech Employment Letter, Mr. Zech also received options to purchase 73,463 shares of the Company’s common stock, with an exercise price per share equal to the closing price of the Company’s common stock on June 18, 2010, pursuant to the terms and conditions of the Zech Employment Letter, the applicable stock option grant agreement and the 2008 Stock Omnibus Equity Compensation Plan. Of Mr. Zech’s options, 25% will vest one year from the effective date of the Zech Employment Letter and, thereafter, the remaining 75% of Mr. Zech’s options will vest in equal monthly installments over the following thirty-six (36) months. In the event of a Change in Control of the Company, as defined in the Zech Employment Letter, Mr. Zech’s options will become fully vested.

Mr. Zech may terminate his employment at any time other than for Good Reason (as defined in the Zech Employment Letter), upon providing two (2) months advance notice to the Company. Mr. Zech may terminate his employment with Good Reason by providing the Company with notice within sixty (60) days of the event giving rise to the Good Reason (and the Company does not cure the Good Reason event within thirty (30) days after receiving notice). The Company has the right to terminate the Zech Employment Letter with or without Cause (as defined in the Zech Employment Letter) at any time. If Mr. Zech’s employment is terminated by the Company without Cause or by Mr. Zech for Good Reason, Mr. Zech will be entitled to (i) a lump sum payment in an amount equal to twelve (12) months of his base salary and (ii) accelerated vesting of his options such that Mr. Zech will be vested in the same number of options as if he had continued to be employed by the Company for an additional twelve (12) months. The Zech Employment Letter contains confidentiality provisions.

Potential Payments Upon Termination or Change in Control

Each of Dr. Gold’s and Mr. Zech’s employment agreement provides for certain severance payments upon the applicable employee’s termination by the Company other than for cause or by the applicable employee for good reason, as such terms are defined in the respective employment agreement. Upon such a termination of employment, the Company will: (i) make a payment to the applicable employee in lieu of notice in an amount equal to twelve months of such employee’s base salary (as in effect at the time of such employee’s termination from employment), and (ii) accelerate the vesting of the applicable employee’s options so that such employee will be vested in the same number of shares of common stock subject to the options as if such employee had continued to be employed by the Company for an additional twelve months. Such payment and additional option vesting will be conditional upon the execution of a customary release of claims in favor of the Company and its affiliates, in a form prescribed by the Company. The payment in lieu of notice will be paid to the applicable employee in a single lump sum payment as soon as administratively practicable after the maximum review and revocation period for the release agreement as may be required under applicable law, if any, or such earlier date as determined in the Company’s sole discretion, but in no event more than 60 days after the applicable employee’s termination of employment. If his employment had been terminated in accordance with the foregoing provisions on June 30, 2010, Dr. Gold and Mr. Zech would have been entitled to payments in the amount of $400,000 and $250,000, respectively, and the vesting of options to purchase 64,280 and 18,366 shares of the Company’s common stock, respectively.

In the event of a change in control of the Company, as defined in the 2008 Stock Omnibus Equity Compensation Plan, unless the Compensation Committee of the Board of Directors determines otherwise, all of the options granted to both Dr. Gold and Mr. Zech will accelerate and become fully exercisable effective upon the date of the change in control. As of June 30, 2010, the exercise price of all outstanding options exceeded the closing price per share of the Company’s common stock.

Compensation of Directors

The following table provides details of the fees paid to directors of the Company for the fiscal year ended June 30, 2010.

Name	Fees Earned or Paid in Cash (A$)(1)	All Other Compensation (A$)		Total (A$)	Total (US$)(5)
Bryan Williams	36,000	12,000	(2)	48,000	40,987
Philip Johnston	36,000	—		36,000	30,740
Paul John Nestel(3)	36,000	—		36,000	30,740
Leah Cann	36,000	—		36,000	30,740
Christopher Naughton(4)	6,000	—		6,000	5,123

(1)	The Company’s non-executive directors receive A$36,000 per annum effective February 10, 2009.
(2)	Bryan Williams received A$12,000 in connection with his services as non-executive Chairman of the Board of Directors.
(3)	Effective August 8, 2010, Professor Paul John Nestel resigned from the Company’s Board of Directors. On the same day, Dr. Christine A. White was appointed by the Board of Directors to fill the vacancy caused by Professor Nestel’s resignation.
(4)	Effective February 5, 2010, Christopher Naughton resigned from the Company’s Board of Directors.
(5)	Represents amount paid in US$ based upon an exchange rate of US$0.8539/A$1.00 as quoted by the U.S. Federal Reserve for June 2010.

Dr. Gold, President and Chief Executive Officer of the Company, did not receive any compensation for performing his duties as a director of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

For the fiscal year ended June 30, 2010, the members of the Compensation Committee were Mr. Philip Johnston, Professor Bryan Williams and Professor Paul John Nestel. All of the Compensation Committee members during the fiscal year ended June 30, 2010 were non-employee directors and not former officers. No member of the Compensation Committee had any relationships requiring disclosure by the Company pursuant to the SEC’s rules requiring disclosure of certain relationships and related party transactions. No executive officer of the Company has served on the Compensation Committee of any other entity that has, or has had, one or more executive officers serving as a member of the Company’s Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of shares of the Company’s Common Stock as of September 30, 2010 by (i) each person known to beneficially own more than 5% of the Company’s Common Stock, (ii) each of the Company’s officers and directors and (iii) the Company’s officers and directors as a group.

Beneficial Owner	Amount & Nature of Beneficial Ownership	Percentage of Shares Beneficially Owned (4)**
Novogen, Limited(1)	5,240,830	71.3%
OppenheimerFunds, Inc. (2)	816,773	11.8%
Oppenheimer International Growth Fund (3)	496,570	6.8%
Josiah T. Austin (4)	461,184	6.2%
El Coronado Holdings, L.L.C. (5)	460,384	6.2%
Daniel P. Gold (6)	—	*
Thomas M. Zech (7)	—	*
Philip Johnston (8)	1,000	*
Bryan Williams (9)	500	*
Christine White	—	*
Leah Cann	—	*
All directors and executive officers as a group (6 individuals)	1,500	*

*	Less than 1%
**	Based upon 7,346,324 shares of the Company’s Common Stock outstanding as of October 15, 2010. Shares of common stock subject to warrants that are currently exercisable or exercisable within 60 days of September 30, 2010 are deemed outstanding in addition to 7,346,324 shares of Common Stock outstanding as of September 30, 2010 for purposes of computing the percentage ownership of the person holding the warrants but are not deemed exercisable for computing the percentage ownership of any other person.
(1)	Derived from a Schedule 13D filed on August 7, 2008 by Novogen. Novogen is the beneficial owner of 5,240,830 shares of Common Stock. The business address of Novogen is 140 Wicks Road, North Ryde, New South Wales 2113, Australia.
(2)	Derived from Amendment No. 4 to Schedule 13D filed by Oppenheimer Funds, Inc. on February 2, 2010. Oppenheimer Funds, Inc., an investment advisor, is the beneficial owner of 816,773 shares of Common Stock, which includes shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of September 30, 2010. OppenheimerFunds, Inc. exercises shared voting and investment control with respect to the shares. The business address of Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, New York, New York 10281.
(3)	Derived from Amendment No. 3 to Schedule 13D filed by Oppenheimer International Growth Fund on January 27, 2009. Oppenheimer International Growth Fund is the beneficial owner of 496,570 shares of Common Stock, which includes shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of September 30, 2009. Oppenheimer International Growth Fund exercises shared voting and investment control with respect to the shares. The business address of Oppenheimer International Growth Fund is 6803 S. Tuscon Way, Centennial, Colorado 80122.
(4)	Derived from Schedule 13D filed by Josiah T. Austin on November 13, 2007. Mr. Austin is the beneficial owner of 461,184 shares of Common Stock, which includes 80,500 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of September 30, 2010. Mr. Austin shares voting and investment control with respect to 460,384 of the shares. Mr. Austin’s business address is 4673 Christopher Place, Dallas, Texas 75204.
(5)	Based upon information provided to us by El Coronado Holdings, L.L.C. (“El Coronado”). El Coronado is the beneficial owner of 460,384 shares of Common Stock, which includes 80,500 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of September 30, 2010. El Coronado shares voting and investment control with respect to the shares. Josiah T. Austin is the sole managing member of El Coronado. The business address of El Coronado is 4673 Christopher Place, Dallas, Texas 75204.

(6)	Pursuant to the terms of the Gold Employment Letter, Dr. Gold received options to purchase 220,390 shares of the Company’s common stock in two separate tranches. The first tranche of options to purchase 110,195 shares of common stock of the Company was granted to Dr. Gold upon his appointment as President and Chief Executive Officer on April 23, 2010, with an exercise price per share equal to the closing price of the Company’s common stock on April 23, 2010. The second tranche of options to purchase 110,195 shares of common stock of the Company was granted to Dr. Gold on June 18, 2010, which date was no later than thirty (30) days following the public release of the Company’s Ovature study results, in accordance with the terms of the Gold Employment Letter. Of Dr. Gold’s options, 25% will vest one year from the effective date of the Gold Employment Letter and, thereafter, the remaining 75% of Dr. Gold’s options will vest in equal monthly installments over the following thirty-six (36) months. In the event of a Change in Control of the Company, as defined in the Gold Employment Letter, Dr. Gold’s options will become fully vested. Dr. Gold’s business address is c/o Marshall Edwards, Inc., 11975 El Camino Real, Suite 101, San Diego, California, 92130.
(7)	Pursuant to the terms of the Zech Employment Letter, Mr. Zech received options to purchase 73,463 shares of the Company’s common stock, with an exercise price per share equal to the closing price of the Company’s common stock on June 18, 2010 pursuant to the terms and conditions of the Zech Employment Letter, the applicable stock option grant agreement and the 2008 Stock Omnibus Equity Compensation Plan. Of Mr. Zech’s options, 25% will vest one year from the effective date of the Zech Employment Letter and, thereafter, the remaining 75% of Mr. Zech’s options will vest in equal monthly installments over the following thirty-six (36) months. In the event of a Change in Control of the Company, as defined in the Zech Employment Letter, Mr. Zech’s options will become fully vested. Mr. Zech’s business address is c/o Marshall Edwards, Inc., 11975 El Camino Real, Suite 101, San Diego, California, 92130.
(8)	Philip A. Johnston is the beneficial owner of 1,000 shares of Common Stock which are held in the name of Qualcare Management Pty Ltd AFT The Johnston Superannuation Fund. Mr. Johnston exercises shared voting and sole investment control with respect to the shares. Mr. Johnston’s business address is “Maderty” 1050 River Road, Coonabarabran, New South Wales 2357 Australia.
(9)	Professor Bryan Williams is the beneficial owner of 500 shares of Common Stock. Professor Williams exercises sole voting and investment control with respect to the shares. Mr. Williams’ business address is c/o Marshall Edwards, Inc., 11975 El Camino Real, Suite 101, San Diego, California, 92130.

The information presented under the heading “Equity Compensation” under Part II. Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Securities in the Form 10-K filed by the Company with the SEC on August 30, 2010 is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s agreements with its parent corporation Novogen are each summarized below. As Novogen is the Company’s parent corporation, each of the Company’s agreements with Novogen is considered a related party transaction. The Company’s Code of Business and Ethics provides that the Company’s Audit Committee, which is composed of independent directors in accordance with both Nasdaq and SEC guidelines, review and approve all related party transactions. As such, each of these agreements were, or, in the case of the agreement in principle to acquire certain intellectual property from Novogen, will be, reviewed and approved by the majority of the members of the Company’s Audit Committee who did not have an interest in the transactions. The Company believes that each of the Company’s executed agreements with Novogen is on terms as favorable to the Company as the Company could have obtained from unaffiliated third parties. The following description is only a summary of what the Company believes are the material provisions of the agreements.

Agreement in Principle to Acquire Intellectual Property Portfolio from Novogen

On September 8, 2010, the Company announced that it has reached an agreement in principle with Novogen to acquire Novogen’s entire isoflavone-related intellectual property portfolio in a stock-based transaction. Specific terms of the proposed agreement were not disclosed. As discussed below, the Company currently has licensed rights from Novogen for oncology drug candidates Phenoxodiol, Triphendiol, NV-143 and NV-128.

The agreement in principle was negotiated by an independent subcommittee of the board of directors of both companies. The closing of the transaction is subject to, among other things, due diligence, the execution of a definitive agreement, an independent fairness opinion and shareholder approvals.

The foregoing description of the agreement in principle between the Company and Novogen does not constitute an offer of any securities for sale or a solicitation of offers to purchase securities.

The License Agreement for Phenoxodiol, as amended

In September 2003, Novogen’s subsidiary, Novogen Research Pty Limited (“Novogen Research”), entered into a license agreement with the Company’s subsidiary, Marshall Edwards Pty Limited (“MEPL”), pursuant to which Novogen Research granted MEPL a world-wide, non-transferable license under its patents and patent applications and in its licensed know-how to conduct clinical trials and commercialize and distribute phenoxodiol products (the “Phenoxodiol License Agreement”). The Company and Novogen have each guaranteed the obligations of their respective subsidiaries under the Phenoxodiol License Agreement. See “Guarantee and Indemnity Agreement.” The Phenoxodiol License Agreement is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world, which the Company expects will be no earlier than August 29, 2017, and thereafter is non-exclusive for the remainder of the term of the agreement. The Phenoxodiol License Agreement grants the Company the right to make, have made, market, distribute, sell, hire or otherwise dispose of phenoxodiol products in the field of prevention, treatment or cure of cancer in humans by pharmaceuticals delivered in all forms except topical applications (the “Field”). The Company is obliged to continue current and undertake further clinical trials of phenoxodiol, and is responsible for paying for all materials necessary to conduct clinical trials. The Company must conduct all such trials diligently and professionally and must use reasonable endeavors to design and conduct clinical trials to generate outcomes which are calculated to result in regulatory approval of phenoxodiol products. The Company must also keep proper records of all clinical trials and allow Novogen to inspect those records.

All intellectual property rights in the compound, trial protocols, results of the clinical trials, case report forms and any other materials used in the conduct of the clinical trials are assigned by the Company to Novogen and the Company may not publish the results of clinical trials without the prior written consent of Novogen. Each party must disclose to the other party developments, improvements, enhancements or new know-how in relation to the phenoxodiol product which are made or acquired by either party.

The Company may not sub-license, sub-contract, or engage agents without the prior written consent of Novogen. Any proposed sub-contractors and agents must first agree in writing to comply with certain confidentiality obligations and to assign to Novogen all intellectual property rights in the Field created or acquired by them in the course of their engagement.

Marketing and Commercialization

The Company may market and commercialize phenoxodiol products under the Phenoxodiol License Agreement in any manner the Company thinks fit, so long as the Company conducts any marketing and commercialization activities on a commercially reasonable basis in compliance with applicable laws and regulations, complies with reasonable directions given by Novogen, acts in a manner which the Company considers to be most beneficial to the interests of the Company and Novogen, and otherwise acts in good faith to Novogen. All advertising and promotional material must be submitted to Novogen for prior approval.

Fees, Charges and Costs

MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum license fee payment due under the terms of the Phenoxodiol License Agreement. Also, MEPL paid $2,000,000 to Novogen in January 2005 and $4,000,000 in January 2006 which were the annual milestone license fee payments due under the Phenoxodiol License Agreement. MEPL paid a second lump sum license fee of $5,000,000 to Novogen in July 2006 following the raising of funds in a private placement closed on July 11, 2006 (the “PIPE”). This license fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeded $50,000,000. Following the PIPE, the funds received from equity issuances exceeded $50,000,000 which triggered this license fee payment. Future amounts payable to Novogen under terms of the Phenoxodiol License Agreement are as follows:

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

Termination

The Company may terminate the Phenoxodiol License Agreement at any time, by giving three months’ notice to Novogen. The Company may also terminate the Phenoxodiol License Agreement if Novogen commits a breach of any of its material obligations under the Phenoxodiol License Agreement, becomes the subject of certain bankruptcy proceedings or is unable to lawfully perform its obligations. Novogen may terminate the Phenoxodiol License Agreement if the Company commits a breach of any of the Company’s material obligations thereunder, becomes the subject of certain bankruptcy proceedings or is unable to lawfully perform its obligations. Novogen may also terminate the Phenoxodiol License Agreement immediately if a change of control, as defined therein, occurs without the consent of Novogen.

The License Agreement for NV-196 and NV-143

In May 2006, MEPL entered into a second license agreement with Novogen Research for two oncology compounds, NV-196 and NV-143 (the “NV-196 and NV-143 License Agreement”). Pursuant to the terms of the NV-196 and NV-143 License Agreement, Novogen Research has granted MEPL a world-wide, non-transferable license under its patents and patent applications and in its licensed know-how to conduct clinical trials and commercialize and distribute NV-196 and NV-143 products. The NV-196 and NV-143 License Agreement is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. The NV-196 and NV-143 License Agreement grants the Company the right to make, have made, market, distribute, sell, hire or otherwise dispose of NV-196 and NV-143 products in the field of prevention treatment or cure of cancer in humans by pharmaceuticals delivered in all forms except topical applications.

The Company is obligated to continue current and undertake further clinical trials of NV-196 and NV-143, and is responsible for paying for all materials necessary to conduct clinical trials. The Company must conduct all such trials diligently and professionally. The Company must use reasonable endeavors to design and conduct clinical trials to generate outcomes which are calculated to result in regulatory approval of NV-196 and NV-143 products. The Company must also keep proper records of all clinical trials and allow Novogen to inspect those records.

All intellectual property rights in the compounds, trial protocols, results of clinical trials, case report forms and any other materials used in the conduct of the clinical trials are assigned by the Company to Novogen and the Company may not publish the results of clinical trials without the prior written consent of Novogen. Each party must disclose to the other party developments, improvements, enhancements or new know-how in relation to the NV-196 and NV-143 products which are made or acquired by either party.

The Company may not sub-license, sub-contract or engage agents without the prior written consent of Novogen. Any proposed sub-contractors and agents must first agree in writing to comply with certain confidentiality obligations and to assign to Novogen all intellectual property rights in the Field created or acquired by them in the course of their engagement.

Marketing and Commercialization

The Company may market and commercialize NV-196 and NV-143 products under the NV-196 and NV-143 License Agreement in any manner that the Company thinks fit so long as the Company conducts any marketing and commercialization activities on a commercially reasonable basis in compliance with applicable laws and regulations. The Company must also comply with reasonable direction given to the Company by Novogen, act in a manner which the Company considers to be most beneficial to the interests of the Company and Novogen and otherwise act in good faith to Novogen. All advertising and promotional material must be submitted to Novogen for prior approval.

Fees, Charges and Costs

MEPL paid $1,000,000 to Novogen in May 2006 which was the first lump sum license fee payment due under the terms of the NV-196 and NV-143 License Agreement. Future amounts payable to Novogen under the terms of the NV-196 and NV-143 License Agreement are as follows:

1. MEPL must pay to Novogen the following milestone license fees upon the occurrence of the corresponding milestone as detailed below:

(a) the first licensed product containing NV-196 to reach a milestone as described below; and

(b) the first licensed product containing NV-143 to reach a milestone as described below.

The milestone license fees are:

(i) $1,000,000 on the date an investigational new drug application (“IND”) for the licensed product goes into effect or the equivalent approval of a government agency is obtained in another country. If this event does not occur before March 31, 2008 then this amount will be due on this date. The amount of $1,000,000 was paid to Novogen on March 31, 2008 under the terms of this agreement;

(ii) $2,000,000 on the date of enrollment of the first clinical trial subject in a Phase II clinical trial of the licensed product. The amount of $2,000,000 was paid to Novogen on June 30, 2009 under the terms of this agreement;

(iii) $3,000,000 on the date of enrollment of the first clinical trial subject in a Phase III clinical trial of the licensed product. If this event does not occur before December 31, 2011, then this amount will be due on this date; and

(iv) $8,000,000 on the date of first receipt of a NDA for the licensed product from the FDA or equivalent approval from a government agency in another country. If this event does not occur before December 31, 2013, then this amount will be due on this date.

2. MEPL must pay Novogen 5% of all net sales and 25% of commercialization income for the term of the license. The royalty rate is reduced by 50% if the licensed patent right in any country or territory expires, lapses, is revoked, does not exist or is assigned to MEPL and the product is entirely manufactured and supplied in such country.

3. Minimum royalties of $3,000,000 per year are payable following the date of the first receipt of an NDA for a licensed product from the FDA (or equivalent approval from a government agency in any other country) until the expiration of the term.

Termination

The Company may terminate the NV-196 and NV-143 License Agreement at any time by giving three months’ notice to Novogen. The Company may also terminate the NV-196 and NV-143 License Agreement if Novogen commits a breach of any of its material obligations thereunder, becomes the subject of certain bankruptcy proceedings or is unable to lawfully perform its obligations. Novogen may terminate the NV-196 and NV-143 License Agreement if the Company commits a breach of any of the Company’s material obligations thereunder, becomes the subject of certain bankruptcy proceedings or is unable to lawfully perform its obligations. Novogen may also terminate the NV-196 and NV-143 License Agreement immediately if a change of control, as defined therein, occurs without the consent of Novogen.

As the NV-196 and NV-143 License Agreement may be terminated without penalty by MEPL by giving three months notice, the license fees due thereunder are recognized as an expense when the milestone event occurs.

License Agreement for NV-128

On August 4, 2009, MEPL entered into a third license agreement with Novogen Research pursuant to which Novogen Research granted to MEPL an exclusive, worldwide, non-transferable license under its patents and patent applications and in the intellectual property rights related to its know how to conduct clinical trials, commercialize and distribute NV-128 (the “NV-128 License Agreement”). The NV-128 License Agreement covers the use of NV-128 in the Field. The NV-128 License Agreement remains in effect until (i) the expiration or lapsing of the last relevant patents or patent applications in the world or (ii) Novogen Research’s assignment to MEPL of the last relevant patents or patent applications in the world so that MEPL may assume the filing, prosecution and maintenance of such patents or patent applications. Thereafter, the NV-128 License Agreement becomes a non-exclusive, perpetual and irrevocable license covering any remaining intellectual property rights related to the know how with respect to NV-128.

MEPL is obligated to undertake clinical trials of NV-128, and is responsible for paying for all materials necessary to conduct such clinical trials. MEPL must conduct all such trials diligently and professionally. MEPL must use reasonable endeavors to design and conduct clinical trials to generate outcomes which are calculated to result in regulatory approval of NV-128. MEPL must also keep proper records of all clinical trials and allow Novogen Research to inspect those records.

All intellectual property rights in the compounds, trial protocols, results of clinical trials, case report forms and any other materials used in the conduct of the clinical trials are assigned by MEPL to Novogen Research and MEPL may not publish the results of clinical trials without the prior written consent of Novogen Research. Each party must disclose to the other party developments, improvements, enhancements or new know-how in relation to NV-128, which are made or acquired by either party.

MEPL may not sub-license, sub-contract or engage agents without the prior written consent of Novogen Research. Any proposed sub-contractors and agents must first agree in writing to comply with certain confidentiality obligations and to assign to Novogen Research all intellectual property rights in the Field created or acquired by them in the course of their engagement.

Marketing and Commercialization

MEPL may market and commercialize NV-128 in any manner that MEPL thinks fit so long as MEPL conducts any marketing and commercialization activities on a commercially reasonable basis in compliance with applicable laws and regulations. MEPL must also comply with reasonable direction given to MEPL by Novogen Research, act in a manner which MEPL considers to be most beneficial to the interests of MEPL and Novogen Research and otherwise act in good faith to Novogen Research. All advertising and promotional material must be submitted to Novogen Research for prior approval

Fees, Charges and Costs

1. MEPL paid $1,500,000 to Novogen Research in August 2009, which was the first lump sum license fee payment under the terms of the NV-128 License Agreement. Future amounts payable to Novogen Research upon the achievement of certain milestones are as follows:

(i) $1,000,000 on the date an IND for the licensed product goes into effect or the equivalent approval of a government agency is obtained in another country. If this event does not occur before December 31, 2011 then this amount will be due on this date;

(ii) $2,000,000 on the date of enrollment of the first clinical trial subject in a Phase II clinical trial of the licensed product. If this event does not occur before December 31, 2012, then this amount will be due on this date;

(iii) $3,000,000 on the date of enrollment of the first clinical trial subject in a Phase III clinical trial of the licensed product. If this event does not occur before December 31, 2014, then this amount will be due on this date; and

(iv) $8,000,000 on the date of first receipt of a NDA for the licensed product from the FDA or equivalent approval from a government agency in another country. If this event does not occur before December 31, 2017, then this amount will be due on this date.

Minimum royalties of $3,000,000 per year are payable following the date of first receipt of an NDA for a licensed product from the FDA (or equivalent approval from a government agency in any other country) until the expiration of the term.

2. MEPL must pay Novogen Research 5% of all net sales and 25% of commercialization income for the term of the license. The royalty rate is reduced by 50% if the licensed patent right in any country or territory expires, lapses, is revoked, does not exist or is assigned to MEPL and the product is entirely manufactured and supplied in such country.

3. Minimum royalties of $3,000,000 per year are payable following the date of the first receipt of an NDA for a licensed product from the FDA (or equivalent approval from a government agency in any other country) until the expiration of the term.

Termination

MEPL may terminate the NV-128 License Agreement at any time by giving three months’ notice to Novogen Research. MEPL may also terminate the NV-128 License Agreement if Novogen Research commits a breach of any of its material obligations thereunder, becomes the subject of certain bankruptcy proceedings or is unable to lawfully perform its obligations. Novogen Research may terminate the NV-128 License Agreement if MEPL commits a breach of any of its material obligations thereunder, becomes the subject of certain bankruptcy proceedings or is unable to lawfully perform its obligations. Novogen Research may also terminate the NV-128 License Agreement immediately if a change of control, as defined therein, occurs without the consent of Novogen Research.

As the NV-128 License Agreement may be terminated without penalty by MEPL by giving three months notice, the license fees due thereunder are recognized as an expense when the milestone event occurs.

The Amended and Restated Manufacturing License and Supply Agreement

In September 2003, MEPL entered into an amended and restated manufacturing license and supply agreement (the “Manufacturing License and Supply Agreement”) with Novogen Laboratories Pty Limited (“Novogen Laboratories”) pursuant to which MEPL granted to Novogen Laboratories, an exclusive, non-transferable sub-license to manufacture and supply phenoxodiol to the Company in its primary manufactured form. The Company and Novogen have each guaranteed the obligations of their respective subsidiaries under the Manufacturing License and Supply Agreement. See “Guarantee and Indemnity Agreement.” Novogen may not sublicense its rights or engage agents or subcontractors to exercise its rights or perform its obligations under the Manufacturing License and Supply Agreement without the Company’s prior written consent.

Supply of Phenoxodiol

The Company provides Novogen rolling quarterly forecasts of the Company’s estimated supply requirements for phenoxodiol, and issues purchase orders for phenoxodiol to Novogen specifying the volume of phenoxodiol required. Novogen must confirm the quantity that it is able to supply to fulfill the purchase order within five business days of receiving the purchase order. Novogen must then supply the volume of phenoxodiol it agreed to supply, and must otherwise use all reasonable endeavors to fulfill the purchase order. Novogen must manufacture and deliver phenoxodiol to the Company at a port nominated by the Company. Title to the phenoxodiol does not pass to the Company until the Company has paid the purchase price (as described below) and retention of title arrangements apply. The Company is not obligated to purchase any minimum amount of phenoxodiol from Novogen. The Company must also provide to Novogen at least one year’s advance written notice of the date on which the phenoxodiol product will be first offered for sale commercially.

If Novogen materially and persistently fails to supply the amount of phenoxodiol ordered by the Company by the required date, the Company may manufacture (or engage a third party, without Novogen’s consent, to manufacture) the amount of the shortfall of phenoxodiol until Novogen demonstrates that it is able to consistently supply phenoxodiol in accordance with the Company’s requirements. In this case, Novogen must take all reasonable steps to make available to the Company or the third party, on commercial terms, the know-how necessary to enable that manufacture to occur.

Fees and Charges

The purchase price for phenoxodiol supplied is the total costs to Novogen plus a mark-up of 50%. The purchase price may be adjusted quarterly by Novogen by reference to the actual costs referred to above for the preceding quarter. If at any time the Company does not pay any amount due to Novogen, Novogen may suspend the supply of phenoxodiol to the Company until payment is received. Interest accrues daily on the outstanding balance of all overdue amounts payable to Novogen under the Manufacturing License and Supply Agreement. At June 30, 2009, no amount was due and owing to Novogen under the Manufacturing License and Supply Agreement.

Manufacturing Developments and Improvements

Each party must disclose to the other any new developments, improvements and new know-how relating to the manufacture of phenoxodiol which are made or acquired by it during the term of the Manufacturing License and Supply Agreement. All intellectual property rights in developments, improvements and new know-how made or acquired by Novogen are to be assigned to the Company. The Company must provide to Novogen such technical information and assistance as Novogen reasonably requests in order to exercise its rights and perform its obligations.

Each party acknowledges that nothing in the Manufacturing License and Supply Agreement shall have the effect of transferring or assigning to Novogen any right, title or interest in any intellectual property rights in the phenoxodiol products licensed under the Manufacturing License and Supply Agreement.

Novogen agrees to notify the Company immediately on becoming aware of any infringement of the intellectual property rights in the licensed products or any claim by a third party that the activities of the parties under the Manufacturing License and Supply Agreement infringe such third party’s intellectual property rights. If required, Novogen agrees to be a party to any proceedings brought by the Company in relation to any infringement of intellectual property rights in the licensed products and also agrees, at the Company’s cost, to provide all reasonable assistance in relation to such proceedings and to execute such documents as the Company reasonably requires.

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

Termination

Either party may terminate the Manufacturing License and Supply Agreement immediately at any time if the other party becomes the subject of certain bankruptcy proceedings, becomes unable to carry out the transactions contemplated by the Manufacturing License and Supply Agreement or breaches its obligations and does not cure such breach within twenty-one days notice. The Company may also terminate the Manufacturing License and Supply Agreement immediately if the Phenoxodiol License Agreement expires or is terminated. Novogen may also terminate the Manufacturing License and Supply Agreement immediately if a change of control, as defined therein, occurs without the consent of Novogen.

Limitation of Liability

The liability of Novogen for breach of conditions or warranties imposed by statute is limited to the replacement of goods, supply of equivalent goods, repair or replacement value of goods or the re-supply or payment for re-supply of services.

The Amended and Restated License Option Deed

In September 2003, Novogen Research granted MEPL, an amended and restated license option deed (the “License Option Deed”) which granted MEPL an exclusive first right to accept and an exclusive last right to match any proposed dealing by Novogen with its intellectual property rights with a third party relating to certain synthetic pharmaceutical compounds (other than phenoxodiol) developed by Novogen or its affiliates.

Option Compounds

The rights relate to all synthetic pharmaceutical compounds, known as option compounds, delivered or taken in all forms except topical applications (other than phenoxodiol, which is the subject of the license agreement), developed before or during the term of the License Option Deed, by or on behalf of Novogen or its affiliates, which have known applications in the Field.

Dealings in Option Compounds and Exercise of Rights

Novogen must not, and must ensure that its affiliates other than the Company do not, deal, solicit entertain or discuss dealings with any intellectual property rights in the Field or in relation to any option compounds without giving the Company an exclusive first right to accept and an exclusive last right to match any such dealing. If the Company exercises its first right to accept or last right to match, Novogen must deal with the intellectual property rights in favor of the Company on the terms and conditions proposed. The Company has fifteen business days to exercise those rights and, if the Company fails to do so, Novogen may deal with those intellectual property rights in favor of a third party provided that the terms are no more favorable to that third party than those first offered to the Company or which the Company declined to match.

Protection of Intellectual Property

Novogen must act in good faith toward the Company in relation to its obligations under the License Option Deed and must ensure that all persons involved in any research or development work in the Field in relation to option compounds assign all intellectual property rights relating to the option compounds to Novogen. Novogen must also ensure that its affiliates, other than the Company, do the same. Novogen continues to be solely responsible for the maintenance of any patent rights in the option compounds, which it may maintain and enforce at its sole discretion and expense.

Development Reports

Novogen must provide to the Company from time to time, and in no event less frequently than every six months, development reports relating to the clinical trials and development of option compounds, and must notify the Company immediately of any regulatory approvals granted and assessments made by any government agency.

Term and Termination

The term of the License Option Deed is sixteen years from the commencement date of the agreement, unless terminated earlier. The Company may terminate the License Option Deed at any time on three months’ notice to Novogen. Either party may terminate the License Option Deed immediately at any time if the other party becomes the subject of certain bankruptcy proceedings, becomes unable to carry out the transactions contemplated by the agreement or breaches its obligations and does not cure such breach within twenty-one days notice.

Novogen may also terminate the License Option Deed immediately if a change of control, as defined in the license option License Option Deed, occurs without the consent of Novogen.

The Amended and Restated Services Agreement

In September 2003, Novogen, the Company and MEPL entered into an amended and restated services agreement (the “Services Agreement”) pursuant to which Novogen has agreed to provide a range of services to the Company, or ensure that its subsidiaries provide those services.

These services include providing general assistance and advice on research and development and commercializing phenoxodiol products and other compounds in which the Company may acquire intellectual property rights in the future, such as option compounds in relation to which the Company has exercised its rights under the License Option Deed.

Novogen’s obligations also include providing, within the agreed budgets described below, the Company’s needs with respect to secretarial, marketing, finance, logistics, administrative and managerial support. Novogen also plans, conducts and supervises pre-clinical and clinical trials with phenoxodiol and with other compounds in which the Company has intellectual property rights. Novogen provides scientific and technical advice on management of pre-clinical and clinical research programs undertaken by the Company and manages such research provisions. The Company has guaranteed the obligations of the Company’s subsidiary under the services agreement. See “Guarantee and Indemnity Agreement.”

On September 30, 2010, Novogen notified the Company that, effective December 31, 2010, Novogen would no longer provide services related to secretarial, marketing, finance, logistics, administrative and managerial support. The companies are currently transitioning those services to the Company’s San Diego, California office.

Novogen may not sub-contract the provision of any part of the services without the Company’s prior written consent.

Fees for Services

The Company pays services fees to Novogen on a monthly basis in accordance with an agreed annual budget. At the beginning of each financial year Novogen prepares a budget estimate for the Company with respect to the percentage of time spent by Novogen’s employees and consultants in the provision of services to the Company in the previous financial year and any relevant considerations which are likely to influence the time spent for the following financial year. Each estimate must include the compensation paid by Novogen to each person expected to provide the services and the percentage of time Novogen expects those persons will spend on the Company’s business, the allocated on-costs attributable to each person, a premises rental charge and a charge for asset usage and general overheads. The total estimate is to be the sum of these charges plus a mark-up of 10%. The Company also pays Novogen’s reasonable out of pocket expenses incurred in providing the services to the Company. At the end of the fiscal year an adjustment is made to reflect actual costs incurred where they differ from budget.

Transactions giving rise to expenditures amounting to $3,144,000 were made under the Services Agreement with Novogen during the twelve months ended June 30, 2010. Of these amounts, $2,279,000 related to service fees paid to Novogen for research and development services, reflecting the time spent by Novogen research staff on the development of phenoxodiol, triphendiol and NV-143. Additionally, $865,000 of the total expenditures related to costs incurred for administration and accounting services provided by Novogen.

At June 30, 2010, $301,000 was due and owing to Novogen under the services agreement and is included in amounts due to related company.

Intellectual Property and Confidentiality

All intellectual property rights created by Novogen in the performance of the services for or at the request of the Company are licensed to the Company. Each party also has obligations to the other party to honor the other’s confidential information.

Termination

The Company may terminate its rights and obligations under the Services Agreement on three months’ written notice to Novogen. Either the Company or Novogen may terminate the Services Agreement immediately at any time if the other party becomes the subject of certain bankruptcy proceedings, becomes unable to carry out the transactions contemplated by the Services Agreement, breaches its obligations and does not cure such breach within twenty-one days notice or if a change of control in the other party occurs. Novogen may also terminate the Services Agreement immediately if a change of control, as defined in the Services Agreement, occurs without the consent of Novogen.

Guarantee and Indemnity Agreement

In May 2002, the Company entered into a guaranty and indemnity agreement (the “Guaranty and Indemnity Agreement”) with MEPL, Novogen, Novogen Research and Novogen Laboratories pursuant to which the Company has guaranteed the payment and performance of the obligations of MEPL, to Novogen and its subsidiaries, Novogen Laboratories and Novogen Research, under the Phenoxodiol License Agreement, the Manufacturing License and Supply Agreement and the Services Agreement. Novogen has guaranteed the performance of the obligations of Novogen Research under the Phenoxodiol License Agreement and the obligations of Novogen Laboratories under the Manufacturing License and Supply Agreement to MEPL. Each of the Company’s and Novogen’s obligations in the guarantee and indemnity agreement are absolute, unconditional and irrevocable.

Indemnification

The Company and Novogen have each agreed to indemnity the other if either of the Company’s respective subsidiaries default in the performance of any obligation under the Phenoxodiol License Agreement, the Manufacturing License and Supply Agreement or the Services Agreement. The defaulting party must indemnify the other against all losses, liabilities and expenses, including legal expenses on a full indemnity basis, incurred, directly or indirectly, as a result of that default. The party in default must pay the amount of those losses, liabilities and expenses on demand to the non-defaulting party. Furthermore, if MEPL defaults on its payment obligations, the Company must pay that money as directed by Novogen.

Termination

The Guaranty and Indemnity Agreement is a continuing obligation, and remains in full force until all the guaranteed obligations have been irrevocably paid and performed in full.

DIRECTOR INDEPENDENCE

The Company’s Board of Directors has determined the independence of each director in accordance with the elements of independence set forth in the Nasdaq listing standards. Based upon information solicited from each director, the Company’s Board of Directors has determined that each of Mr. Philip Johnston, Dr. Christine White, Professor Bryan Williams and Ms. Leah Cann have no material relationship with the Company and are “independent” within the meaning of NASDAQ’s director independence standards, Audit Committee independence standards and Compensation Committee independence standards, as currently in effect. Daniel Gold, as President and Chief Executive Officer of the Company, is not considered independent in accordance with NASDAQ’s requirements.

Item 14.	Principal Accounting Fees and Services

INDEPENDENT AUDITORS’ FEES

The following presents aggregate fees incurred by the Company for the fiscal years ended June 30, 2010 and June 30, 2009 by BDO Audit (NSW-VIC) Pty Ltd, the Company’s independent auditors and principal outside accountants and BDO Kendalls, the Company’s former independent auditors and principle outside accountants.

Audit Fees

There were $107,100 in audit fees incurred with BDO Audit (NSW-VIC) Pty Ltd for the fiscal year ended June 30, 2010. There were $84,100 in audit fees incurred with BDO Kendalls for the fiscal year ended June 30, 2009. These fees were for professional services rendered for audits of the Company’s annual consolidated financial statements and for reviews of the Company’s quarterly reports on Form 10-Q.

Audit Related Fees

There were $2,600 in audit fees billed by BDO Kendalls for the fiscal year ended June 30, 2009 for professional services rendered in connection with the preparation of the Company’s Registration Statement on Form S-8.

Tax Fees

There were $6,800 in tax fees incurred with BDO Audit (NSW-VIC) Pty Ltd for the fiscal year ended June 30, 2010. There was $7,200 in tax fees incurred with BDO Kendalls for the fiscal year ended June 30, 2009. Tax fees were incurred in connection with the preparation of tax returns.

All Other Fees

There were no other fees for the years ended June 30, 2010 or June 30, 2009.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has adopted a policy and procedure for pre-approving all audit and non-audit services to be performed by the Company’s independent auditors. The policy requires pre-approval of all services rendered by the Company’s independent auditors either as part of the Audit Committee’s approval of the scope of the engagement of the independent auditors or on a case by case basis.

The services provided for the fiscal year ended June 30, 2010 were 94% audit services and 6% tax fees.

The services provided for the fiscal year ended June 30, 2009 were 90% audit services, 3% audit related fees and 7% tax fees.

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The applicable financial statements required under this item 15(a)(1) are presented in the Company’s consolidated financial statements and notes thereto under Item 8 of our Annual Report on Form 10-K as of June 30, 2010 as filed with the SEC on August 30, 2010.

2. Financial Statement Schedules

The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report on Form 10-K.

3. Exhibits

EXHIBIT INDEX

Exhibits

3.1	Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (27)
3.2	Amended and Restated Bylaws (15)
4.1	Specimen Stock Certificate (3)
4.2	Specimen Warrant Certificate (4)
4.3	Specimen Warrant Certificate (22)
4.4	Form of Warrant Agreement (5)
4.5	Warrant Agreement (16)
4.6	Amended and Restated Warrant Agreement (19)
4.7	Form of Warrant (6)
4.8	Form of Warrant (17)
4.9	Form of Warrant (21)
4.10	Warrant dated July 30, 2008 issued to Mr. John O’Connor (23)
10.1	Employment letter dated April 23, 2010, between Marshall Edwards, Inc. and Daniel Gold (28)
10.2	Employment letter dated June 18, 2010, between Marshall Edwards, Inc. and Thomas Zech (29)
10.3	Amended and Restated License Agreement between Novogen Research Pty Limited and Marshall Edwards Pty Limited (7)
10.4	Amended and Restated Manufacturing License and Supply Agreement between Novogen Laboratories Pty Limited and Marshall Edwards Pty Limited (8)
10.5	Amended and Restated License Option Deed between Novogen Research Pty Limited and Marshall Edwards Pty Limited (9)
10.6	Amended and Restated Services Agreement among Novogen Limited, Marshall Edwards, Inc. and Marshall Edwards Pty Limited (10)
10.7	Guarantee and Indemnity among Marshall Edwards, Inc., Novogen Laboratories Pty Limited, Novogen Research Pty Limited and Novogen Limited (11)
10.8	License Agreement between Novogen Research Pty Limited and Marshall Edwards Pty Limited (12)
10.9	Amendment Deed between Novogen Research Pty Limited and Marshall Edwards Pty Limited (13)
10.10	Registration Rights Agreement, dated July 11, 2006 by and among Marshall Edwards, Inc. and the investors as signatories thereto (14)
10.11	Registration Rights Agreement, dated as of August 6, 2007 by and among Marshall Edwards, Inc. and the purchases signatory thereto (18)
10.12	Registration Rights Agreement, dated as of September 26, 2007 by and among Marshall Edwards, Inc. and Blue Trading, LLC (20)
10.13	Securities Subscription Agreement dated as of July 28, 2008 by and among Marshall Edwards, Inc., Novogen Limited and OppenheimerFunds, Inc. (24)
10.14	Marshall Edwards, Inc. 2008 Stock Omnibus Equity Compensation Plan (25)
10.15	License Agreement dated August 4, 2009 by and between Novogen Research Pty Limited and Marshall Edwards Pty Limited (26)

21.1	Subsidiaries of Marshall Edwards, Inc. (2)
23.1	Consent of BDO Audit (NSW - VIC) Pty Ltd**
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)*

*	Filed herewith.
**	Previously filed.
(1)	Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).
(2)	Incorporated by reference to Exhibit 21 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed on October 31, 2003 (Reg. No. 333-109129).
(4)	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 filed on August 9, 2006 (Reg. No. 333-136440 ).
(5)	Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on July 12, 2006.
(6)	Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on July 12, 2006.
(7)	Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).
(8)	Incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).
(9)	Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).
(10)	Incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).
(11)	Incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129).
(12)	Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on May 16, 2006.
(13)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 9, 2006
(14)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on July 12, 2006.
(15)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 30, 2007.
(16)	Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on August 6, 2007.
(17)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007.
(18)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007.
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on September 27, 2007.
(20)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on September 27, 2007.
(21)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on September 27, 2007.
(22)	Incorporated by reference to Exhibit 4.4 to Registrant’s Annual Report on Form 10-K filed on September 27, 2007.
(23)	Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on July 30, 2008.
(24)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on July 30, 2008.
(25)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (Reg No. 333-156985) filed on January 28, 2009.
(26)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2009.
(27)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2010.
(28)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2010.
(29)	Incorporated by reference to Exhibit 3.1.1 to Registrant’s Current Report on Form 8-K filed on March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 2010.

MARSHALL EDWARDS, INC.

By:	/s/ Daniel P. Gold
Name:	Daniel P. Gold
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 28, 2010.

Signature	Title

/s/ Daniel P. Gold Daniel P. Gold	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Thomas M. Zech Thomas M. Zech	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Bryan R.G. Williams Bryan R.G. Williams	Chairman of Board of Directors

/s/ Philip A. Johnston Philip A. Johnston	Director

/s/ Christine A. White Christine A. White	Director

/s/ Leah R. Cann Leah R. Cann	Director