Form 10-Q
period 2010-11-09
MARSHALL EDWARDS INC
filed 2010-11-10
CIK 1262104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(858) 792-6300
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

As of October 31, 2010 the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 7,346,324.

MARSHALL EDWARDS, INC.

INDEX
PART I	FINANCIAL INFORMATION	Page

Item 1:	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of September 30, 2010 and June 30, 2010	3
	Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 and for the period from December 1, 2000 (inception) through September 30, 2010	4
	Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009 and for the period from December 1, 2000 (inception) through September 30, 2010	5
	Consolidated Statement of Stockholders’ Equity	6
	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4T:	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 6:	Exhibits	30

SIGNATURES		31

PART I  FINANCIAL INFORMATION
Item 1: Financial Statements

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	June 30,
	2010	2010
	(unaudited)	(Note 1)

ASSETS
Current assets
Cash and cash equivalents	$7,479	$9,031
Prepaid expenses and other current assets	91	102
Total current assets	7,570	9,133

Plant and equipment, net	48	3
Total assets	$7,618	$9,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$765	$529
Accrued expenses	837	925
Amount due to related company	274	301
Total current liabilities	1,876	1,755

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 100,000 shares,
none outstanding	-	-
Common stock, $ 0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 7,346,324 at
September 30, 2010 and 7,346,324 at June 30, 2010	-	-
Additional paid-in capital	78,308	78,188
Deficit accumulated during development stage	(72,566)	(70,807)
Total stockholders' equity	5,742	7,381
Total liabilities and stockholders' equity	$7,618	$9,136

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)
	Three Months Ended September 30,		Period from December 1, 2000 (Inception) through September 30,
	2010	2009	2010

Revenues:
Dividends received	$57	$-	$57
Interest and other income	14	26	2,744
Total revenues	71	26	2,801

Operating expenses:
Research and development	(685)	(503)	(37,759)
License fees	-	(1,500)	(21,500)
Selling, general and administrative	(1,145)	(431)	(16,100)
Total operating expenses	(1,830)	(2,434)	(75,359)

Loss from operations	(1,759)	(2,408)	(72,558)
Income tax expense	-	-	(8)
Net loss arising during development stage	$(1,759)	$(2,408)	$(72,566)

Net loss per common share:
Basic and diluted	$(0.24)	$(0.33)

Weighted average number of common shares outstanding	7,346,324	7,346,324

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Period from December 1, 2000 (Inception) through September 30,
	2010	2009	2010

Operating activities
Net loss arising during development stage	$(1,759)	$(2,408)	$(72,566)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Share based payments	120	-	1,916
Depreciation	3	-	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	11	235	(91)
Accounts payable	236	534	765
Accrued expenses	(88)	(2,256)	837
Amounts due to related company	(27)	61	274
Net cash used in operating activities	(1,504)	(3,834)	(68,862)

Investing activities
Purchases of plant and equipment	(48)	-	(51)
Net cash used in investing activities	(48)	-	(51)

Financing activities
Net proceeds from issuance of common stock	-	-	76,392
Net cash provided by financing activities	-	-	76,392
Net (decrease)/increase in cash and cash equivalents	(1,552)	(3,834)	7,479
Cash and cash equivalents at beginning of period	9,031	19,067	-
Cash and cash equivalents at end of period	$7,479	$15,233	$7,479

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock	Additional paid in capital	Deficit accumulated during development stage	Total
	(shares)

Balance at June 30, 2010	7,346,324	$78,188	$(70,807)	$7,381
Net loss arising during development stage	-	-	(1,759)	(1,759)
Comprehensive Loss				(1,759)
Share-based payments (refer Note 6)	-	120	-	120

Balance at September 30, 2010	7,346,324	$78,308	$(72,566)	$5,742

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Marshall Edwards, Inc. (“MEI”), including its wholly-owned subsidiary Marshall Edwards Pty Ltd (“MEPL”) (together, the “Group” or the “Company”), is a development stage company incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited (“Novogen”).  As of the date of this Quarterly Report, Novogen owns approximately 71.3% of the outstanding shares of the Company’s common stock.

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles or “GAAP” for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011 or any other future period. The balance sheet at June 30, 2010 has been derived from the audited financial statements at that date. You should read these financial statements and notes in conjunction with the audited financial statements for the year ended June 30, 2010 which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements include the accounts of MEI and its wholly-owned subsidiary MEPL. Significant intercompany accounts and transactions have been eliminated on consolidation.

Estimates

The preparation of the consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Interest

Interest on cash balances is recognized on an accruals basis.

Dividends

Dividend revenue is recognized when the right to receive the payment is established.

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

Research and Development Expenses

Research and development expenses relate to the cost of development, manufacture of clinical supplies and cost of conducting human clinical and pre-clinical research of the licensed cancer compounds. Research and development costs are charged to earnings in the period incurred.

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

The license agreements with Novogen may be cancelled without penalty by MEPL by giving three months’ notice. Therefore license fees due under these license agreements are recognised as an expense when a milestone event, as defined in the respective agreements, occurs.

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

Basic and Diluted Loss Per Share

In computing basic earnings or loss per share, the dilutive effect of stock options and warrants is excluded, whereas for diluted earnings or loss per share they are included unless the effect is anti-dilutive.

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

Deferred Offering Costs

Where costs associated with a capital raising have been incurred at balance sheet date and it is probable that the capital raising will be successfully completed after balance sheet date, such costs are deferred and offset against the proceeds subsequently received from the capital raising.

2. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,
	2010	2009
	(In Thousands, except share and per share data)
Numerator
Net loss arising during development stage	(1,759)	(2,408)
Numerator for diluted earnings per share	$ (1,759)	$ (2,408)

Denominator
Denominator for basic earnings per share:
Weighted average number of shares used in computing net loss per share, basic and diluted	7,346,324	7,346,324
Dilutive potential common shares	7,346,324	7,346,324

Basic and diluted earnings per share	$ (0.24)	$ (0.33)

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

	As at September 30,
	2010	2009
	(Number of shares redeemable under warrants or options)
Warrants exercisable prior to July 11, 2010 at an exercise price of $43.50	-	281,525
Warrants exercisable prior to August 6, 2012 at an exercise price of $36.00	218,559	218,559
Warrants exercisable prior to August 6, 2012 at an exercise price of $30.00	24,836	24,836
Warrants exercisable prior to July 30, 2013 at an exercise price of $21.70	4,608	4,608
Options exercisable prior to January 28, 2014 at an exercise price of $6.30	5,000	5,000
Options exercisable prior to April 23, 2015 at an exercise price of $5.05	110,195	-
Options exercisable prior to June 7, 2015 at an exercise price of $1.86	110,195	-
Options exercisable prior to June 18, 2015 at an exercise price of $1.52	73,463	-
Options exercisable prior to September 1, 2015 at an exercise price of $0.77	82,232
Common shares issuable upon exercise of outstanding warrants or options	629,088	534,528

3. Expenditure Commitments

At September 30, 2010, the Company had contractual obligations for the conduct of clinical trials, pre-clinical research and development, manufacturing process development and corporate purchase commitments of approximately $560,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. At September 30, 2010, the Company also had contractual obligations in respect of operating leases of approximately $306,000. The contracted obligations are expected to be incurred as follows:

(In thousands)		Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Operating Lease Obligations	$306	$121	$120	$65	$-
Purchase Obligations	$560	$560	$-	$-	$-

Total	$866	$681	$120	$65	$-

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

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$ (772)	$ (987)	$ (20)	$ (2,388)
Segment assets	6,695	923	11,689	3,598

5. Related Party Transactions

License Agreement for Phenoxodiol, as amended

In September 2003, the Company entered into a license agreement pursuant to which Novogen granted to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute phenoxodiol products. The license agreement covers uses of phenoxodiol in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the agreement by giving three months’ notice to Novogen. MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum license fee payment due under the terms of the license agreement. Also, MEPL paid $2,000,000 to Novogen in January 2005 and $4,000,000 in January 2006 which were the annual milestone license fee payments due under the license agreement. The Company paid a second lump sum license fee of $5,000,000 to Novogen in July 2006 following the raising of funds in a private placement. This license fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeded $50,000,000. Following the private placement, or PIPE, transaction which closed on July 11, 2006 the funds received from equity issuances exceeded $50,000,000 which triggered this license fee payment. Future amounts payable to Novogen under terms of the license agreement are as follows:

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

No license fees have been accrued in respect of phenoxodiol at September 30, 2010.

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

No license fees have been accrued in respect of NV-128 at September 30, 2010.

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

Amended and Restated Services Agreement

On September 24, 2003, the Company, Novogen and MEPL entered into an Amended and Restated Services Agreement (the “Services Agreement”). Under the terms of the Services Agreement, Novogen Limited or its subsidiaries have agreed to provide services reasonably required by the Company relating to the development and commercialization of phenoxodiol and other licensed products, including triphendiol and NV-143. Novogen has agreed to provide these services at cost plus a 10% mark-up. The Company currently expects to discontinue using the services provided by Novogen under the Services Agreement with effect from December 31, 2010, as a result of the strategic decision to base the Company out of the newly established offices in San Diego.

Expenditures amounting to $503,000 and $683,000, were incurred under the Services Agreement with Novogen during the three months ended September 30, 2010 and 2009, respectively. Of these amounts, $358,000 and $487,000 related to service fees paid to Novogen for research and development services provided in the three months ended September 30, 2010 and 2009, respectively, reflecting the time spent by Novogen research staff on the development of phenoxodiol, triphendiol, NV-143 and NV-128. Additionally, $145,000 and $196,000 of the total expenditures during the three months ended September 30, 2010 and 2009, respectively, related to costs incurred for administration and accounting services provided by Novogen.

At September 30, 2010 and 2009, $274,000 and $282,000, respectively, was due and owing to Novogen under the Services Agreement and is included in amount due to related company.

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

There were no transactions under the Manufacturing License and Supply Agreement with Novogen during the three months ended September 30, 2010 and 2009, respectively.

At September 30, 2010 and September 30, 2009 no amount was due and owing to Novogen under the Manufacturing License and Supply Agreement.

Novogen has taken the strategic decision not to manufacture large scale Active Pharmaceutical Ingredients for cancer drugs, including phenoxodiol, as these can be more economically supplied by third parties with particular expertise in this area.

Agreement to acquire Novogen’s isoflavone-related intellectual portfolio

On September 8, 2010, the Company announced that it had reached an agreement in principle with Novogen to acquire Novogen’s entire isoflavone-related intellectual property portfolio in a stock-based transaction.

The agreement in principle was negotiated by an independent committee of the Board of Directors of both companies. The closing of the transaction is subject to, among other things, due diligence, the execution of a definitive agreement, an independent fairness opinion and shareholder approvals.

The foregoing description of the agreement in principle between the Company and Novogen does not constitute an offer of any securities for sale or a solicitation of offers to purchase securities.

6. Equity

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

In January 2009, the Company filed a registration statement on Form S-8 (File No. 333-156985) with the SEC registering 700,000 shares of common stock eligible for issuance under the Marshall Edwards, Inc. 2008 Stock Omnibus Equity Compensation Plan.

In January 2009, the Company issued a stock option exercisable for 5,000 shares of common stock to Associate Professor Gil Mor of Yale University in recognition of his contribution to the development of phenoxodiol under the Marshall Edwards, Inc. 2008 Stock Omnibus Equity Compensation Plan. The options have an exercise price of $6.30. The options were fully exercisable upon issuance and expire five years from the date of issue.

Pursuant to the terms of the Employment Letter Agreement dated April 23, 2010 between Daniel P. Gold (the “Gold Employment Letter”), Dr. Gold has received options to purchase 220,390 shares of the Company’s common stock in two separate tranches. The first tranche of options to purchase 110,195 shares of common stock of the Company was granted to Dr. Gold upon his appointment as President and Chief Executive Officer on April 23, 2010, with an exercise price of $5.05 per share equal to the closing price of the Company’s common stock on April 23, 2010. The second tranche of options to purchase 110,195 shares of common stock of the Company was granted to Dr. Gold on June 7, 2010 following the public release of the Company’s OVATURE study results, with an exercise price of $1.86 per share equal to the closing price of the Company’s common stock on June 7, 2010. Of Dr. Gold’s options, 25% will vest one year from the effective date of the Gold Employment Letter and, thereafter, the remaining 75% of Dr. Gold’s options will vest in equal monthly installments over the following thirty-six (36) months. Both tranches of options have a term of five years from the date of each grant. In the event of a Change in Control of the Company, as defined in the Gold Employment Letter, Dr. Gold’s options will become fully vested. Dr. Gold’s options are issued outside the Company’s 2008 Stock Omnibus Equity Compensation Plan.

Pursuant to the terms of the Employment Letter Agreement dated June 18, 2010 between the Company and Thomas M. Zech (the “Zech Employment Letter”), Mr. Zech has received options to purchase 73,463 shares of the Company’s common stock. These options were granted on June 18, 2010, with an exercise price of $1.52 per share equal to the closing price of the Company’s common stock on June 18, 2010. Of Mr. Zech’s options, 25% will vest one year from the effective date of the Zech Employment Letter and, thereafter, the remaining 75% of Mr. Zech’s options will vest in equal monthly installments over the following thirty-six (36) months. The options have a term of five years from the date of grant. Mr. Zech’s options are issued under the Company’s 2008 Stock Omnibus Equity Compensation Plan.

In September 2010, options were issued to staff, under the Company’s 2008 Stock Omnibus Equity Compensation Plan, to purchase an aggregate amount of 82,232 shares of the Company’s common stock. These options were granted on September 1, 2010, with an exercise price of $0.77 per share equal to the closing price of the Company’s common stock at grant date. Of these staff options, 25% will vest one year from the grant date and, thereafter, the remaining 75% of options will vest in equal monthly installments over the following thirty-six (36) months. The options have a term of five years from grant date.

7. Contingent Liabilities

Under the terms of the license agreements with Novogen, milestone license fee payments are payable upon achieving certain milestones. Details of the payments due under these agreements are detailed in Note 5 “Related Party Transactions.” The license agreements are subject to termination provisions.

8. Significant Events After Balance Sheet Date

The subsequent events information has been evaluated up to November 9, 2010.

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
• technological changes;
• government regulation generally and the receipt of regulatory approvals;
• changes in industry practice; and
• one-time events.

These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact our business and financial performance. In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2010. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Our business purpose is the development and commercialization of drugs for the treatment of cancer. We presently have two oncology programs under development. The first and most advanced is a NADH oxidase inhibitor program that includes lead drug candidate NV-143. The second is a mitochondrial inhibitor program that includes NV-128 and its next-generation candidates. We currently have exclusive worldwide rights for our oncology compounds from a subsidiary of Novogen Limited (Novogen Limited and/or its subsidiaries are referred to herein as “Novogen”).

We believe that our existing cash balances of approximately $7.5 million will be sufficient to satisfy our current operating plan until late 2011. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. In any event, however, we will need additional financing to fund our operations in the future including the continued development of triphendiol, NV-143 and NV-128. We intend to pursue capital raising transactions to further develop our drug candidates.

As of September 30, 2010, we had accumulated losses of $72,566,000.

We have not generated any revenues from operations since inception other than interest on cash assets and dividends received. We have incurred losses since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future.

Expenses to date have consisted primarily of costs associated with conducting the clinical trials of phenoxodiol, including the Phase III OVATURE clinical trial, costs incurred under the Phenoxodiol License Agreement, as amended, the License Agreement for Triphendiol and NV-143, the License Agreement for NV-128, the Services Agreement and the Manufacturing License and Supply Agreements with Novogen and its subsidiaries, including the costs of the clinical trial drug supplies.

To date, operations have been funded primarily through the sale of equity securities.

As at the date of the Quarterly Report, Novogen owns approximately 71.3% of the outstanding shares of our common stock.

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Clinical Trials Expenses

Estimates have been used in determining the expense liability under certain clinical trial contracts where services have been performed but not yet invoiced. The actual costs of those services could differ in amount and timing from the estimates used in completing the financial statements.

Generally the costs, and therefore estimates, associated with clinical trial contracts are based on the number of patients in each trial, the service contracts associated with clinical sites, service providers and drug development contracts. The length of time before actual amounts can be determined will vary depending on length of the drug administration cycles and the timing of the invoices by the clinical trial partners and contractors.

Clinical trial expenses of $501,000 have been accrued at September 30, 2010. These estimates are based on the number of patients in each trial, the drug administration cycle and the submission of clinical data.

Stock Based Compensation

On December 9, 2008, we adopted the Marshall Edwards Inc. 2008 Stock Omnibus Equity Compensation Plan (the “Plan”) and cancelled the Marshall Edwards, Inc. Share Option Plan. No options were issued under the Marshall Edwards Inc. Share Option Plan. The Plan provides for the issuance of a maximum of 700,000 shares of common stock in connection with the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, employees and advisors. To date, we have issued options exercisable for 160,695 shares of common stock under the Plan.

We account for stock based payments by estimating the fair value of the options issued. The costs of these equity-settled transactions are determined using a binomial model to calculate the fair value at the date on which they are granted. Stock options representing 5,000 shares of common stock were issued to Associate Professor Gil Mor of Yale University on January 28, 2009, in recognition of his contribution to the development of phenoxodiol under the Plan. Pursuant to the terms of the Gold Employment Letter, Dr. Gold has received options to purchase 220,390 shares of the Company’s common stock in two separate tranches, as an inducement to become a new employee of the Company, which in accordance with Nasdaq Rule 5635(c), does not require stockholder approval. The first tranche of options to purchase 110,195 shares of common stock of the Company was granted to Dr. Gold upon his appointment as President and Chief Executive Officer on April 23, 2010, and the second tranche of options to purchase 110,195 shares of common stock of the Company was granted to Dr. Gold on June 7, 2010 following the public release of the Company’s OVATURE study results. Dr. Gold’s options are issued outside the Plan. Pursuant to the terms of the Zech Employment Letter, Mr. Zech has received options to purchase 73,463 shares of the

Company’s common stock, under the Plan, which were granted on June 18, 2010. On September 1, 2010, options were issued under the Plan to employees to purchase an aggregate amount of 82,232 shares of the Company’s common stock.

With respect to the fair value of the stock based compensation described above the following assumptions were used:

Grant date	January 28, 2009	April 23, 2010	June 7, 2010	June 18, 2010	September 1, 2010
Dividend yield	0%	0%	0%	0%	0%
Expected volatility	111%	132%	135%	136%	136%
Historical volatility	111%	132%	135%	136%	136%
Risk-free interest rate	1.70%	2.61%	1.95%	2.04%	1.41%
Expected life	5 years	5 years	5 years	5 years	5 years
Fair value	$5.00	$4.38	$1.63	$1.33	$0.67

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

Results of Operations

Three Months Ended September 30, 2010 and 2009

We recorded a consolidated loss of $1,759,000 and $2,408,000 for the three months ended September 30, 2010 and 2009, respectively.

Revenues: We received interest on cash assets and cash equivalents and short term investments of $14,000 for the three months ended September 30, 2010 compared to $26,000 for the three months ended September 30, 2009. The decrease was due to lower cash balances and lower interest rates earned by our cash deposits. We also received dividends of $57,000, from a small investment, for the three months ended September 30, 2010 which have not previously been received in prior periods.

Research and Development: Research and development expenses increased $182,000 to $685,000 for the three months ended September 30, 2010 compared to $503,000 for the three months ended September 30, 2009. The increase results from finalization work associated with the OVATURE Phase III clinical trial combined with additional costs associated with NV-143 development.

Selling, General and Administrative: Selling, general and administrative expenses increased by $714,000 to $1,145,000 for the three months ended September 30, 2010 compared to $431,000 for the three months ended September 30, 2009. The increase primarily relates to costs associated with setting up the U.S. office including employee wages and related expenses. Additional costs have also been incurred in relation to the agreement in principle with Novogen to acquire Novogen’s entire isoflavone-related intellectual property portfolio.

Foreign exchange gains/losses are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of our wholly owned subsidiary Marshall Edwards Pty Ltd (“MEPL”). MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. However, exchange rates are volatile in the current market resulting from the global financial crisis and there is a possibility that foreign exchange gains/losses may have a material impact in future periods. At September 30, 2010, we had not established a foreign currency hedging program. Net foreign exchange losses during the three months ended September 30, 2010 were $72,000 compared with foreign exchange losses of $90,000 during the three months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2010, we had cash resources of $7,479,000 compared to $9,031,000 at June 30, 2010. The decrease was due to the expenditures in the clinical trial and drug development programs and other corporate expenses incurred in the period. Funds are invested in short term money market accounts, pending use.

In January 2009, we issued a stock option exercisable for 5,000 shares of common stock to Associate Professor Gil Mor of Yale University in recognition of his contribution to the development of phenoxodiol under the Plan. The option has an exercise price of $6.30 per share of common stock. The options were fully exercisable on the date of issuance and expire five years from the date of grant, on January 28, 2014.

Pursuant to the terms of the Gold Employment Letter, Dr. Gold has received options to purchase 220,390 shares of the Company’s common stock in two separate tranches. The first tranche of options to purchase 110,195 shares of common stock of the Company was granted to Dr. Gold upon his appointment as President and Chief Executive Officer on April 23, 2010, with an exercise price of $5.05 per share equal to the closing price of the Company’s common stock on April 23, 2010. The second tranche of options to purchase 110,195 shares of common stock of the Company was granted to Dr. Gold on June 7, 2010 following the public release of the Company’s OVATURE study results, with an exercise price of $1.86 per share equal to the closing price of the Company’s common stock on June 7, 2010. Of Dr. Gold’s options, 25% will vest one year from the effective date of the Gold Employment Letter and, thereafter, the remaining 75% of Dr. Gold’s options will vest in equal monthly installments over the following thirty-six (36) months. Both tranches of options have a term of five years from the date of each grant. In the event of a Change in Control of the Company, as defined in the Gold Employment Letter, Dr. Gold’s options will become fully vested. Dr. Gold’s options are issued outside the Plan.

Pursuant to the terms of the Zech Employment Letter, Mr. Zech has received options to purchase 73,463 shares of the Company’s common stock under the Plan. These options were granted on June 18, 2010, with an exercise price of $1.52 per share equal to the closing price of the Company’s common stock on June 18, 2010. Of Mr. Zech’s options, 25% will vest one year from the effective date of the Zech Employment Letter and, thereafter, the remaining 75% of Mr. Zech’s options will vest in equal monthly installments over the following thirty-six (36) months. The options have a term of five years from the date of grant.

In September 2010, options were issued to staff, under the Plan, to purchase an aggregate amount of 82,232 shares of the Company’s common stock. These options were granted on September 1, 2010, with an exercise price of $0.77 per share, equal to the closing price of the Company’s common stock at the date of grant. Of these staff options, 25% will vest one year from the grant date and, thereafter, the remaining 75% of options will vest in equal monthly installments over the following thirty-six (36) months. The options have a term of five years from the date of grant.

Source and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the three months ended September 30, 2010 was $1,504,000 compared to $3,834,000 for the same period in 2009.

Cash Requirements

We intend to allocate our current funds of approximately $7.5 million to continue the development of our two oncology programs. Specifically we intend to:

•	Commence the clinical development of the drug candidate NV-143;

•	Continue the pre-clinical development of NV-128 and its next-generation candidates necessary to file an IND with the FDA.

Ongoing operations, including the conduct of the pre-clinical and clinical trial program, will continue to consume cash resources without generating revenues. We will require additional financing to fund our operations in the future. We cannot assure you that we will be able to raise the funds, necessary to fund our programs, on favorable terms to us or at all.

Payments to Novogen

Future payments to Novogen under the terms of the Phenoxodiol License Agreement, as amended and the License Agreement for Triphendiol and NV-143 and the License Agreement for NV-128 are detailed in Note 5 of the financial statements “Related Party Transactions” beginning on page 12 of this Quarterly Report on Form 10-Q.

Also, we may be required to make payments to Novogen under the Services Agreement and Manufacturing License and Supply Agreement if future clinical supplies of drug product are sourced from Novogen.

We do not intend to incur any significant capital expenditures in the foreseeable future.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Contractual Obligations

For details of our contractual obligations at September 30, 2010 see Note 3 to the financial statements “Expenditure Commitments” on page 11 of this Quarterly Report on Form 10-Q.

Corporate Developments

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

We responded to Nasdaq on July 2, 2010. The response included our plans to satisfy the listing requirements with respect to the maintaining a minimum $10 million Shareholders’ equity value. We stated our intention to pursue a capital raising transaction within the time provided by Nasdaq rules if market conditions permit, to further fund development of our product candidates 1) triphendiol or its primary active metabolite NV-143, a potentially more potent, second generation analog of phenoxodiol, and 2) NV-128.

On August 5, 2010, the Company received a letter from Nasdaq indicating that, based on the Company’s plan, Nasdaq has determined to grant the Company an extension, through November 15, 2010, to regain compliance with the Rule by establishing stockholders’ equity of at least $10,000,000.

If the Company cannot evidence compliance with the listing requirement by November 15, 2010, the Company would expect to receive a delisting notice from Nasdaq.  The Company would then have the option of requesting a hearing before a Nasdaq panel, which panel would have the discretion to grant up to an additional 180 days for the Company to regain compliance.  In the alternative, the Company would expect to apply to transfer the listing of its common stock from the Nasdaq Global Market to the Nasdaq Capital Market. The Company believes it currently would be in compliance with the minimum stockholders’ equity requirement and all other criteria that would be applicable for listing on the Nasdaq Capital Market.

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

The company has indicated (see “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation”) that it intends to pursue capital raising transactions to further develop its drug candidates.  We believe the completion of the previously-announced agreement-in-principle to acquire Novogen’s entire isoflavone-related intellectual property portfolio in a stock-based transaction would also increase the Company’s stockholders’ equity.

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

Foreign Currency Risk

We conduct a portion of our business in various currencies, primarily in U.S. dollars and Australian dollars, Euros and British pounds. At September 30, 2010, we had not established a foreign currency hedging program. Net foreign exchange losses during the three months ended September 30, 2010 were $72,000 compared with net exchange losses of $90,000 during the three months ended September 30, 2009. Foreign exchange gains and losses occur upon consolidation of MEPL, which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position.

We do not consider the effects of foreign currency movements to be a material risk to our financial condition.

Item 4T:                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

/s/ Daniel Gold

Daniel Gold
Chief Executive Officer
Date: November 9, 2010

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

Date: November 9, 2010
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

Date: November 9, 2010
/s/ Thomas Zech

Thomas Zech
Chief Financial Officer

Exhibit 32.1

CERTIFICATION

Pursuant to the requirement set forth in Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350), Daniel Gold, the President and Chief Executive Officer of Marshall Edwards, Inc. (the “Registrant”), and Thomas Zech, the Chief Financial Officer of the Registrant, each hereby certifies that, to his knowledge:

1.
The Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, (the “Form 10-Q”) to which this Certification is attached as Exhibit 32.1, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition of the Registrant at the end of the period covered by the Form 10-Q and results of operations of the registrant for the period covered by the Form 10-Q.

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

Dated: November 9, 2010

/s/ Daniel Gold

Daniel Gold
Chief Executive Officer

/s/ Thomas Zech

Thomas Zech
Chief Financial Officer