Form 10-Q/A
period 2010-09-30
MARSHALL EDWARDS INC
filed 2011-02-07
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, that was filed with the Securities and Exchange Commission (“SEC”) on November 10, 2010 (the “Original Filing”). We are filing this Amendment to correct typographical errors contained in Note 5 “Related Party Transactions”, of the consolidated financial statements under the section heading “License Agreement for NV-128”, which resulted when preparing the document for filing.

Except for these corrections as set forth in Part I below and the required attachment of currently dated certifications of the Company’s principal executive officer and principal financial officer, no other changes are made to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing. Throughout this report, references to the “Company”, “we”, “our”, or “us” refer to Marshall Edwards, Inc. (“MEI”), including its wholly-owned subsidiary Marshall Edwards Pty Ltd (“MEPL”), unless the context otherwise indicates.

MARSHALL EDWARDS, INC.

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2010 and June 30, 2010	4

	Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 and for the period from December 1, 2000 (inception) through September 30, 2010	5

	Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009 and for the period from December 1, 2000 (inception) through September 30, 2010	6

	Consolidated Statement of Stockholders’ Equity	7

	Notes to Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	20

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4T:	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 6:	Exhibits	31

SIGNATURES		32

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MARSHALL EDWARDS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	June 30,
	2010	2010
	(unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$7,479	$9,031
Prepaid expenses and other current assets	91	102

Total current assets	7,570	9,133

Plant and equipment, net	48	3

Total assets	$7,618	$9,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$765	$529
Accrued expenses	837	925
Amount due to related company	274	301

Total current liabilities	1,876	1,755

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 100,000 shares, none outstanding	—	—
Common stock, $ 0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 7,346,324 at September 30, 2010 and 7,346,324 at June 30, 2010	—	—
Additional paid-in capital	78,308	78,188
Deficit accumulated during development stage	(72,566)	(70,807)

Total stockholders’ equity	5,742	7,381

Total liabilities and stockholders’ equity	$7,618	$9,136

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Period from December 1, 2000 (Inception) through September 30,
	2010	2009	2010
Revenues:
Dividends received	$57	$—	$57
Interest and other income	14	26	2,744

Total revenues	71	26	2,801

Operating expenses:
Research and development	(685)	(503)	(37,759)
License fees	—	(1,500)	(21,500)
Selling, general and administrative	(1,145)	(431)	(16,100)

Total operating expenses	(1,830)	(2,434)	(75,359)

Loss from operations	(1,759)	(2,408)	(72,558)

Income tax expense	—	—	(8)

Net loss arising during development stage	$(1,759)	$(2,408)	$(72,566)

Net loss per common share:
Basic and diluted	$(0.24)	$(0.33)

Weighted average number of common shares outstanding	7,346,324	7,346,324

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Period from December 1, 2000 (Inception) through September 30,
	2010	2009	2010
Operating activities
Net loss arising during development stage	$(1,759)	$(2,408)	$(72,566)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share based payments	120	—	1,916
Depreciation	3	—	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	11	235	(91)
Accounts payable	236	534	765
Accrued expenses	(88)	(2,256)	837
Amounts due to related company	(27)	61	274

Net cash used in operating activities	(1,504)	(3,834)	(68,862)

Investing activities
Purchases of plant and equipment	(48)	—	(51)

Net cash used in investing activities	(48)	—	(51)

Financing activities
Net proceeds from issuance of common stock	—	—	76,392

Net cash provided by financing activities	—	—	76,392
Net (decrease)/increase in cash and cash equivalents	(1,552)	(3,834)	7,479
Cash and cash equivalents at beginning of period	9,031	19,067	—

Cash and cash equivalents at end of period	$7,479	$15,233	$7,479

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’

EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock	Additional paid in capital	Deficit accumulated during development stage	Total
	(shares)
Balance at June 30, 2010	7,346,324	$78,188	$(70,807)	$7,381

Net loss arising during development stage	—	—	(1,759)	(1,759)

Comprehensive Loss				(1,759)
Share-based payments (refer Note 6)	—	120	—	120

Balance at September 30, 2010	7,346,324	$78,308	$(72,566)	$5,742

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

2. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,
	2010	2009
	(In Thousands, except share and per share data)
Numerator
Net loss arising during development stage	(1,759)	(2,408)

Numerator for diluted earnings per share	$(1,759)	$(2,408)

Denominator
Denominator for basic earnings per share:

Weighted average number of shares used in computing net loss per share, basic and diluted	7,346,324	7,346,324

Dilutive potential common shares	7,346,324	7,346,324

Basic and diluted earnings per share	$(0.24)	$(0.33)

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

	As at September 30,
	2010	2009
	(Number of shares redeemable under warrants or options)
Warrants exercisable prior to July 11, 2010 at an exercise price of $43.50	—	281,525
Warrants exercisable prior to August 6, 2012 at an exercise price of $36.00	218,559	218,559
Warrants exercisable prior to August 6, 2012 at an exercise price of $30.00	24,836	24,836
Warrants exercisable prior to July 30, 2013 at an exercise price of $21.70	4,608	4,608
Options exercisable prior to January 28, 2014 at an exercise price of $6.30	5,000	5,000
Options exercisable prior to April 23, 2015 at an exercise price of $5.05	110,195	—
Options exercisable prior to June 7, 2015 at an exercise price of $1.86	110,195	—
Options exercisable prior to June 18, 2015 at an exercise price of $1.52	73,463	—
Options exercisable prior to September 1, 2015 at an exercise price of $0.77	82,232

Common shares issuable upon exercise of outstanding warrants or options	629,088	534,528

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

(In thousands)		Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating Lease Obligations	$306	$121	$120	$65	$—
Purchase Obligations	$560	$560	$—	$—	$—

Total	$866	$681	$120	$65	$—

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

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(772)	$(987)	$(20)	$(2,388)
Segment assets	6,695	923	11,689	3,598

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

Payments to Novogen

Future payments to Novogen under the terms of the Phenoxodiol License Agreement, as amended and the License Agreement for Triphendiol and NV-143 and the License Agreement for NV-128 are detailed in Note 5 of the financial statements “Related Party Transactions” beginning on page 13 of this Quarterly Report on Form 10-Q.

Also, we may be required to make payments to Novogen under the Services Agreement and Manufacturing License and Supply Agreement if future clinical supplies of drug product are sourced from Novogen.

We do not intend to incur any significant capital expenditures in the foreseeable future.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Contractual Obligations

For details of our contractual obligations at September 30, 2010 see Note 3 to the financial statements “Expenditure Commitments” on page 12 of this Quarterly Report on Form 10-Q.

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

Date: February 4, 2011