Form 10-Q
period 2010-12-31
MARSHALL EDWARDS INC
filed 2011-02-11
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting entity	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 10, 2011 the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 7,346,324.

MARSHALL EDWARDS, INC.

(A Development Stage Company)

		Page
PART I	FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010	3

	Consolidated Statements of Operations (unaudited) for the three months and six months ended December 31, 2010 and 2009 and for the period from December 1, 2000 (inception) through December 31, 2010	4

	Consolidated Statements of Cash Flows (unaudited) for the six months ended December 31, 2010 and 2009 and for the period from December 1, 2000 (inception) through December 31, 2010	5

	Notes to Consolidated Financial Statements	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4:	Controls and Procedures	25

PART II	OTHER INFORMATION

Item 6:	Exhibits	26

SIGNATURES		27

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MARSHALL EDWARDS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	June 30,
	2010	2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,827	$9,031
Prepaid expenses and other current assets	193	102

Total current assets	6,020	9,133
Property and equipment, net	45	3

Total assets	$6,065	$9,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$768	$529
Accrued liabilities	1,043	925
Due to related party	452	301

Total current liabilities	2,263	1,755

Commitments (Note 3)

Stockholders’ equity
Preferred stock, $0.01 par value; 100,000 shares authorized, none issued and outstanding	—	—
Common stock and additional paid-in-capital, $ 0.00000002 par value, 113,000,000 shares authorized; 7,346,324 shares issued and outstanding at December 31, 2010 and June 30, 2010	78,436	78,188
Deficit accumulated during the development stage	(74,634)	(70,807)

Total stockholders’ equity	3,802	7,381

Total liabilities and stockholders’ equity	$6,065	$9,136

See accompanying notes to the unaudited consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,		Period from December 1, 2000 (Inception) through December 31,
	2010	2009	2010	2009	2010
Operating expenses
Research and development	(751)	(991)	(1,436)	(1,494)	(38,510)
License fees	—	—	—	(1,500)	(21,500)
Selling, general and administrative	(1,352)	(465)	(2,497)	(896)	(17,452)

Total operating expenses	(2,103)	(1,456)	(3,933)	(3,890)	(77,462)

Loss from operations	(2,103)	(1,456)	(3,933)	(3,890)	(77,462)

Interest and dividend income	35	23	106	49	2,836
Income tax expense	—	—	—	—	(8)

Net loss arising during the development stage	$(2,068)	$(1,433)	$(3,827)	$(3,841)	$(74,634)

Net loss per share, basic and diluted	$(0.28)	$(0.20)	$(0.52)	$(0.52)
Shares used to calculate net loss per share	7,346,324	7,346,324	7,346,324	7,346,324

See accompanying notes to the unaudited consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,		Period from December 1, 2000 (Inception) through December 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss arising during the development stage	$(3,827)	$(3,841)	$(74,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based payments	248	—	2,044
Depreciation	6	—	6
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(91)	244	(193)
Accounts payable	239	(342)	768
Accrued expenses	118	(2,334)	1,043
Amounts due to related company	151	20	452

Net cash used in operating activities	(3,156)	(6,253)	(70,514)

Cash flows from investing activities:
Purchases of property and equipment	(48)	—	(51)

Net cash used in investing activities	(48)	—	(51)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	—	76,392

Net cash provided by financing activities	—	—	76,392

Net (decrease)/increase in cash and cash equivalents	(3,204)	(6,253)	5,827
Cash and cash equivalents at beginning of the period	9,031	19,067	—

Cash and cash equivalents at end of the period	$5,827	$12,814	$5,827

See accompanying notes to the unaudited consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Business

Marshall Edwards, Inc. is a development stage oncology company focused on the clinical development of novel therapeutics targeting cancer metabolism. The Company was incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited (“Novogen”). Marshall Edwards common stock is listed on the Nasdaq Global Market under the symbol “MSHL”. As of the date of this document, Novogen owns approximately 71.3% of the outstanding shares of Marshall Edwards’ common stock.

The Company’s pipeline is derived from an isoflavone technology platform that has generated a number of compounds with anti-proliferative tumor activity. These small molecules have been shown to interact with specific enzyme targets resulting in inhibition of tumor cell metabolism, a function critical for cancer cell survival. As described in Note 5, the Company has signed an agreement to acquire the isoflavone-based assets which it currently licenses from Novogen.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Marshall Edwards, Inc. (together with its wholly owned subsidiary Marshall Edwards Pty Ltd (“MEPL”), collectively referred to as MEI (the "Company") should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended June 30, 2010 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The Company has evaluated subsequent events through the date the financial statements were issued.

Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity securities. The Company has incurred losses from operations and negative cash flows since the inception of the Company, and we expect to continue to incur substantial losses for the foreseeable future as we continue development of our two lead drug candidates. As a result, we will need to obtain additional financing to fund our operations in the future. The Company intends to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, or other arrangements and we cannot assure such funding will be available on reasonable terms, or at all. If we are unsuccessful in raising additional required funds, we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all of our rights to our isoflavone-based assets or renegotiate less favorable terms with respect to such rights than we would otherwise choose.

The Company believes that our existing cash balances of approximately $5.8 million as of December 31, 2010 will be sufficient to satisfy our current operating plan until early 2012. Changes in the Company’s research and development plans or other changes affecting the Company’s operating expenses may affect actual future use of existing cash resources.

Research and Development Expenses

Research and development costs are expensed as incurred and include costs paid to third-party contractors to perform research, conduct clinical trials and develop drug materials. Clinical trial costs, including costs associated with third-party contractors, are a significant component of research and development expenses. We accrue the costs of services rendered in connection with such activities based on our estimate of management fees, site management, monitoring costs, data management costs, and completion of milestones. Actual clinical trial costs may differ from estimates and are adjusted in the period in which they become known.

License Fees

Costs incurred related to the acquisition or licensing of products that have not yet received regulatory approval to be marketed, or that are not commercially viable and ready for use or have no alternative future use, are charged to expense in the period incurred.

Stock-Based Compensation

The fair value of each stock option granted is estimated on the grant date under the fair value method using a binomial valuation model. The estimated fair values of the stock options, including the effect of estimated forfeitures, are then expensed over the vesting period. The Company recognized stock-based compensation expenses of $128,000 and $248,000 during the three and six months ended December 31, 2010, respectively. The Company did not recognize any stock-based compensation expenses during the three and six months ended December 31, 2009. At December 31, 2010, total unrecognized compensation cost related to stock options was $546,000, which is expected to be recognized over a weighted-average period of 3.4 years.

Interest and Dividend Income

Interest on cash balances is recognized when earned. Dividend revenue is recognized when the right to receive the payment is established.

Income Taxes

The Company is subject to taxation in each of the jurisdictions in which the Company operates. The Company’s major tax jurisdictions are the U.S. and Australia. We are not currently under examination by the Internal Revenue Service or any other taxing authority. Our tax years from inception in 2000 and forward are subject to examination by the tax authorities due to the carry forward of net operating losses and research and development credits. We had unrecognized tax benefits of approximately $25,164,000 at June 30, 2010. It is expected that the amount of unrecognized tax benefits may change over the course of the year; however, because our deferred tax assets are fully reserved, we do not expect the change to have a significant impact on our results of operations, cash flows or financial position.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. The Company invests its excess cash into financial instruments which are readily convertible into cash, such as marketable securities and money market funds. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. The Company’s cash, held in the U.S., is deposited in financial institutions that are FDIC insured. These deposits are in excess of the FDIC insurance limits. The Company also holds cash with Australian financial institutions. Cash deposits held in Australian banks are guaranteed by the Australian Government up to a maximum amount of A$1 million per account.

The fair value of financial assets and liabilities is measured under a framework that establishes “levels” which are defined as follows: Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities. Level 2 fair value is determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active. Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability. Cash and cash equivalents are classified as level 1 as defined by the fair value hierarchy.

Foreign Currency Translation

The financial statements of MEPL have been translated into U.S. dollars. MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Monetary assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Nonmonetary assets and liabilities and equity accounts are translated using historical exchange rates. Income statement amounts are translated using the average exchange rate for the periods. Realized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations as a component of general and administrative expenses. Translation of MEPL’s financial statements into U.S. dollars does not have a material impact on the Company’s financial statements.

2. Basic and Diluted Loss Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include potential dilutive common shares that were outstanding during the period. The Company has excluded all outstanding stock options and warrants, as summarized below, from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Weighted average warrants outstanding	248,003	529,528	264,833	529,528
Weighted average stock options outstanding	405,949	—	365,808	—

Total weighted average anti-dilutive securities not included in diluted net loss per share	653,952	529,528	630,641	529,528

3. Commitments

The Company has contracted with various consultants, drug manufacturers, and other vendors to assist in clinical trial work and data analysis activities. The contracts are terminable at any time, but obligate us to reimburse the vendors for any time or costs incurred through the date of termination.

Additionally, we have employment agreements with certain of our current employees that provide for severance payments and accelerated vesting for share-based awards if their employment is terminated under specified circumstances.

The Company’s restated certificate of incorporation provides that we will indemnify Novogen in connection with certain actions brought against Novogen by any of the Company’s stockholders or any other person.

Pursuant to the terms of a Guarantee and Indemnity Agreement, the Company has guaranteed the payment and performance of the obligations of MEPL to Novogen and its subsidiaries, Novogen Laboratories Pty Limited and Novogen Research Pty Limited, under the Phenoxodiol License Agreement, the Manufacturing License and Supply Agreement and the Services Agreement.

The Company is not currently a party to any material legal proceedings.

4. Segment Information

The Company’s business contains two major segments based on geographic location.

	Three Months Ended December 31, 2010		Three Months Ended December 31, 2009
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(1,445)	$(623)	$(132)	$(1,301)
Segment assets	$5,405	$660	$11,606	$1,253

5. Related Party Transactions

The Company’s agreements with our parent company, Novogen, are summarized below.

Isoflavone Transaction

On December 21, 2010, Marshall Edwards entered into an Asset Purchase Agreement with Novogen and Novogen Research Pty Limited, a wholly-owned subsidiary of Novogen, pursuant to which the Company agreed to purchase certain assets used in or generated under or in connection with the discovery, development, manufacture and marketing of intellectual property and products based on the field of isoflavonoid technology and on compounds known as isoflavones, including those related to the drug candidates Phenoxodiol, Triphendiol, NV-143 and NV-128, “Isoflavone-related Assets”, in exchange for 1,000 shares of the Company’s Series A Convertible Preferred Stock. Under the terms of the Asset Purchase Agreement, the Company will also assume certain liabilities of Novogen that are related to the Isoflavone-related Assets.

The Company’s obligation to complete the Isoflavone Transaction is subject to customary conditions including (i) the approval of the holders of a majority of the shares of the Company’s common stock, other than shares held by Novogen, entitled to vote and (ii) the approval of the stockholders of Novogen. The Asset Purchase Agreement may be terminated prior to the closing date by mutual consent of the parties and is subject to other conditions.

The Company plans to record the assets and liabilities acquired as a result of the Isoflavone Transaction at their historical carrying amounts, as originally recorded by Novogen, at the date of transfer, because the transaction is between entities under common control. The Company expects that the asset purchase will not have a significant impact on the Company’s financial statements.

In conjunction with signing the Asset Purchase Agreement, the Company and Novogen have agreed to terminate, effective upon consummation of the Isoflavone Transaction, the license agreements described below.

Phenoxodiol License Agreement

In September 2003, Novogen entered into a license agreement with MEPL, pursuant to which Novogen Research granted MEPL a world-wide, non-transferable license under its patents and patent applications and in its licensed know-how to conduct clinical trials and commercialize and distribute Phenoxodiol products (the “Phenoxodiol License Agreement”). The Phenoxodiol License Agreement is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world, which the Company expects will be no earlier than August 29, 2017, and thereafter is non-exclusive for the remainder of the term of the agreement. The Phenoxodiol License Agreement grants the Company the right to make, have made, market, distribute, sell, hire or otherwise dispose of Phenoxodiol products in the field of prevention, treatment or cure of cancer in humans by pharmaceuticals delivered in all forms except topical applications. The Company is obliged to continue current and undertake further clinical trials of Phenoxodiol, and is responsible for paying for all materials necessary to conduct clinical trials.

MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum license fee payment due under the terms of the Phenoxodiol License Agreement. Also, MEPL paid $2,000,000 to Novogen in January 2005 and $4,000,000 in January 2006 which were the annual milestone license fee payments due under the Phenoxodiol License Agreement. MEPL paid a second lump sum license fee of $5,000,000 to Novogen in July 2006 following the raising of funds in a private placement closed on July 11, 2006 (the “PIPE”). This license fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of Phenoxodiol products exceeded $50,000,000. Following the PIPE, the funds received from equity issuances exceeded $50,000,000 which triggered this license fee payment. Future amounts payable to Novogen under terms of the Phenoxodiol License Agreement are as follows:

i. Until the expiration of the exclusivity period of the license, MEPL is obligated to pay Novogen 2.5% of all net sales and 25% of commercialization income. After the exclusivity period of the license, 1.5% of net sales must be paid to Novogen. The preconditions to such payments have not yet occurred. The “Exclusivity Period” ends on the later of: (a) the date of expiration or lapsing of the last patent right in the patents and patent applications set out in the license agreement with Novogen; or (b) the date of expiration or lapsing of the last licensed patent right which MEPL would, but for the license granted in the license agreement, infringe in any country in the geographical territory covered by the license agreement by doing in that country any of the things set out in the license agreement.

ii. In addition to the amounts above, the Phenoxodiol License Agreement was amended in June 2006 and April 2007 to provide that upon the earliest receipt by MEPL of the first: (i) approval by the U.S. Food and Drug Administration (the “FDA”) of a New Drug Application (“NDA”) for Phenoxodiol; (ii) approval or authorization of any kind to market Phenoxodiol in the U.S.; or (iii) approval or authorization of any kind by a government agency in any other country to market Phenoxodiol, Thereafter, MEPL will be required to make license milestone fee payments of $8,000,000 to Novogen Research Pty Limited on December 31 of the year of the Approval Date and on December 31 of each year thereafter during the exclusivity period under the Phenoxodiol License Agreement.

The Company may terminate the Phenoxodiol License Agreement at any time, by giving three months’ notice to Novogen. The Company may also terminate the Phenoxodiol License Agreement if Novogen commits a breach of any of its material obligations under the Phenoxodiol License Agreement, becomes the subject of certain bankruptcy proceedings or is unable to lawfully perform its obligations. Novogen may terminate the Phenoxodiol License Agreement if The Company commits a breach of any of The Company’s material obligations thereunder, becomes the subject of certain bankruptcy proceedings or is unable to lawfully perform its obligations. Novogen may also terminate the Phenoxodiol License Agreement immediately if a change of control, as defined therein, occurs without the consent of Novogen. Pursuant to the terms of the Asset Purchase Agreement, effective upon consummation of the Isoflavone Transaction, the Phenoxodiol License Agreement will be terminated. No license fees have been accrued for Phenoxodiol at December 31, 2010.

License Agreement for NV-196 and NV-143

In May 2006, MEPL entered into a license agreement with Novogen for two compounds, NV-196 and NV-143 (the “NV-196 and NV-143 License Agreement”). Pursuant to the terms of the NV-196 and NV-143 License Agreement, Novogen Research granted MEPL a world-wide, non-transferable license under its patents and patent applications and in its licensed know-how to conduct clinical trials and commercialize and distribute NV-196 and NV-143 products. The NV-196 and NV-143 License Agreement is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. The NV-196 and NV-143 License Agreement grants The Company the right to make, have made, market, distribute, sell, hire or otherwise dispose of NV-196 and NV-143 products in the field of prevention treatment or cure of cancer in humans by pharmaceuticals delivered in all forms except topical applications. The Company is obligated to continue current and undertake further clinical trials of NV-196 and NV-143, and is responsible for paying for all materials necessary to conduct clinical trials.

MEPL paid $1,000,000 to Novogen in May 2006 which was the first lump sum license fee payment due under the terms of the NV-196 and NV-143 License Agreement. Other amounts payable to Novogen under the terms of the NV-196 and NV-143 License Agreement are as follows:

1) MEPL must pay to Novogen the following milestone license fees upon the occurrence of the following milestones: (a) the first licensed product containing NV-196 to reach a milestone as described below; and (b) the first licensed product containing NV-143 to reach a milestone as described below. The milestone license fees are:

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

(iii)	$3,000,000 on the date of enrollment of the first clinical trial subject in a Phase III clinical trial of the licensed product. If this event does not occur before December 31, 2011, then this amount will become due; and

(iv)	$8,000,000 on the date of first receipt of a NDA for the licensed product from the FDA or equivalent approval from a government agency in another country. If this event does not occur before December 31, 2013, then this amount will become due.

2) MEPL is obligated to pay Novogen 5% of all net sales and 25% of commercialization income for the term of the license. The royalty rate is reduced by 50% if the licensed patent right in any country or territory expires, lapses, is revoked, does not exist or is assigned to MEPL and the product is entirely manufactured and supplied in such country.

3) Minimum royalties of $3,000,000 per year are payable following the date of the first receipt of an NDA for a licensed product from the FDA (or equivalent approval from a government agency in any other country) until the expiration of the term.

The Company may terminate the NV-196 and NV-143 License Agreement at any time by giving three months’ notice to Novogen. The Company may also terminate the NV-196 and NV-143 License Agreement if Novogen commits a breach of any of its material obligations thereunder, becomes the subject of certain bankruptcy proceedings or is unable to lawfully perform its obligations. Novogen may terminate the NV-196 and NV-143 License Agreement if the Company commits a breach of any of the Company’s material obligations thereunder, becomes the subject of certain bankruptcy proceedings or is unable to lawfully perform its obligations. Novogen may also terminate the NV-196 and NV-143 License Agreement immediately if a change of control, as defined therein, occurs without the consent of Novogen. Pursuant to the terms of the Asset Purchase Agreement, effective upon consummation of the Isoflavone Transaction, the NV-196 and NV-143 License Agreement will be terminated.

License Agreement for NV-128

In August 2009, MEPL entered into a license agreement with Novogen pursuant to which Novogen granted to MEPL an exclusive, worldwide, non-transferable license under its patents and patent applications and in the intellectual property rights related to its know how to conduct clinical trials, commercialize and distribute NV-128 (the “NV-128 License Agreement”). The NV-128 License Agreement remains in effect until (i) the expiration or lapsing of the last relevant patents or patent applications in the world or (ii) Novogen’s assignment to MEPL of the last relevant patents or patent applications in the world so that MEPL may assume the filing, prosecution and maintenance of such patents or patent applications. Thereafter, the NV-128 License Agreement becomes a non-exclusive, perpetual and irrevocable license covering any remaining intellectual property rights related to the know how with respect to NV-128. MEPL is obligated to undertake clinical trials of NV-128, and is responsible for paying for all materials necessary to conduct such clinical trials. MEPL paid $1,500,000 to Novogen in August 2009, which was the first lump sum license fee payment under the terms of the NV-128 License Agreement. Future amounts payable to Novogen upon the achievement of certain milestones are as follows:

(i)	$1,000,000 on the date an IND for the licensed product goes into effect or the equivalent approval of a government agency is obtained in another country. If this event does not occur before December 31, 2011 then this amount will become due;

(ii)	$2,000,000 on the date of enrollment of the first clinical trial subject in a Phase II clinical trial of the licensed product. If this event does not occur before December 31, 2012, then this amount will become due;

(iii)	$3,000,000 on the date of enrollment of the first clinical trial subject in a Phase III clinical trial of the licensed product. If this event does not occur before December 31, 2014, then this amount will become due; and

(iv)	$8,000,000 on the date of first receipt of a NDA for the licensed product from the FDA or equivalent approval from a government agency in another country. If this event does not occur before December 31, 2017, then this amount will become due.

Additionally, MEPL is obligated pay Novogen 5% of all net sales and 25% of commercialization income for the term of the license. The royalty rate is reduced by 50% if the licensed patent right in any country or territory expires, lapses, is revoked, does not exist or is assigned to MEPL and the product is entirely manufactured and supplied in such country. Minimum royalties of $3,000,000 per year are payable following the date of the first receipt of an NDA for a licensed product from the FDA (or equivalent approval from a government agency in any other country) until the expiration of the term.

MEPL may terminate the NV-128 License Agreement at any time by giving three months’ notice to Novogen. MEPL may also terminate the NV-128 License Agreement if Novogen commits a breach of any of its material obligations thereunder, becomes the subject of certain bankruptcy proceedings or is unable to lawfully perform its obligations. Novogen may terminate the NV-128 License Agreement if MEPL commits a breach of any of its material obligations thereunder, becomes the subject of certain bankruptcy proceedings or is unable to lawfully perform its obligations. Novogen may also terminate the NV-128 License Agreement immediately if a change of control, as defined therein, occurs without the consent of Novogen. Pursuant to the terms of the Asset Purchase Agreement, effective upon consummation of the Isoflavone Transaction, the NV-128 License Agreement will be terminated.

No license fees have been accrued for NV-128 as of December 31, 2010.

Manufacturing License and Supply Agreement

In September 2003, MEPL entered into an amended and restated manufacturing license and supply agreement (the “Manufacturing License and Supply Agreement”) with Novogen, pursuant to which MEPL granted to Novogen an exclusive, non-transferable sub-license to manufacture and supply Phenoxodiol to Marshall Edwards in its primary manufactured form.

Marshall Edwards is not obligated to purchase a minimum amount of Phenoxodiol from Novogen under this agreement. At December 31, 2010, no amount was due to Novogen under the Manufacturing License and Supply Agreement.

Pursuant to the terms of the Asset Purchase Agreement, effective upon consummation of the Isoflavone Transaction, the Manufacturing License and Supply Agreement will be terminated.

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

Services Agreement

In September 2003, Novogen, Marshall Edwards and MEPL entered into an amended and restated services agreement (the “Services Agreement”) pursuant to which Novogen agreed to provide a range of services to Marshall Edwards, or ensure that its subsidiaries provide those services. These services include providing general assistance and advice on research and development and commercializing Phenoxodiol products and other compounds in which Marshall Edwards may acquire intellectual property rights in the future, such as option compounds in relation to which Marshall Edwards has exercised its rights under the License Option Deed.

Transactions giving rise to expenditures amounting to $1,032,000 and $1,390,000 were made under the Services Agreement with Novogen for the six months ended December 31, 2010 and 2009 respectively. At December 31, 2010, $452,000 was due to Novogen under the services agreement and is included in amounts due to related company.

Subsequent to the date of the Asset Purchase Agreement, Novogen, Marshall Edwards and MEPL agreed to terminate the Services Agreement effective December 31, 2010.

6. Subsequent Events

On February 7, 2011, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), under which we may, from time to time, issue and sell through MLV, as our agent, shares of our common stock pursuant to a prospectus supplement related to the shelf registration statement covering sales of common stock with an aggregate offering price of up to $1,815,000, which the Company filed with the SEC on the same date.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	expected benefits from the Isoflavone Transaction may not be fully realized within the expected time frames or at all;

•	changes in the Company’s business during the period between now and the completion of the Isoflavone Transaction may have an adverse impact on the Isoflavone-related Assets and the Company;

•	the Isoflavone-related Assets may not be integrated successfully with the Company’s business or such integration may be more difficult, time-consuming or costly than expected;

•	our inability to obtain required additional financing or financing available to us on acceptable terms,

•	our inability to maintain or enter into, and our dependence upon, collaboration or contractual arrangements necessary for the clinical development of Phenoxodiol, Triphendiol, NV-143 and NV-128;

•	our failure to successfully commercialize our product candidates;

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

Overview

Our business purpose is the development of drugs for the treatment of cancer. We are currently focused on the clinical development of our two lead isoflavone based drug candidates which we have licensed from a subsidiary of Novogen. We are acquiring the assets which we currently license from Novogen in the Isoflavone Transaction. Accordingly, these license agreements, and other key agreements with Novogen, will be terminated upon consummation of the Isoflavone Transaction.

We believe that our existing cash balances of approximately $5.8 million will be sufficient to satisfy our current operating plan until early 2012. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. In any event, however, we will need additional financing to fund our operations in the future including the continued development of our two lead drug candidates. We intend to pursue capital raising transactions to further develop our drug candidates.

To date, operations have been funded primarily through the sale of equity securities. We have not generated any revenues from operations since inception other than interest and dividends from cash and investments. We have incurred losses since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2010, we had accumulated losses of $74.6 million.

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

The Isoflavone Transaction

On December 21, 2010, Novogen and Novogen Research Pty Limited, a wholly-owned subsidiary of Novogen, entered into an asset purchase agreement and other related agreements with the Company. Under the terms of the Asset Purchase Agreement, Novogen has agreed to sell the Isoflavone-related Assets to the Company in exchange for 1,000 shares of Marshall Edwards Series A Convertible Preferred Stock and the assumption of specified potential liabilities related to these assets. Flavonoids are a family of naturally occurring plant compounds involved in the regulation of cell survival. Isoflavonoids are a sub-group of the flavanoid family.

The Company currently has license agreements with Novogen for the use of some of the Isoflavone-related Assets in the development and commercialization of drugs for the treatment of cancer. These agreements, which will be terminated upon consummation of the Isoflavone Transaction as described below, cover only applications of such assets for use in the treatment of cancer, excluding dermatological applications, and not all possible therapeutic indications. The Isoflavone-Related Assets also include patent families which are not currently licensed by the Company, and which may provide additional product candidate development opportunities.

Pursuant to the Asset Purchase Agreement, Novogen, Novogen’s wholly-owned subsidiary Novogen Research Pty Limited, and the Company have agreed to terminate, effective upon consummation of the Isoflavone Transaction, each of the following agreements, along with any other agreements relating thereto, with respect to the Isoflavone-related Assets:

•

September 2003 license agreement between the Company’s wholly-owned subsidiary Marshall Edwards Pty Limited (“MEPL”) and Novogen’s wholly-owned subsidiary, Novogen Research Pty Limited, pursuant to which Novogen Research Pty Limited granted MEPL a world-wide, non-transferable license under its patents and patent applications and in its licensed know-how to conduct clinical trials and commercialize and distribute certain Phenoxodiol products (the “Phenoxodiol License Agreement”);

•

May 2006 license agreement between MEPL and Novogen Research Pty Limited pursuant to which Novogen Research Pty Limited granted MEPL a world-wide, non-transferable license under its patents and patent applications and in its licensed know-how to conduct clinical trials and commercialize and distribute certain products based on two oncology compounds known as NV-196 and NV-143 (the “NV-196 and NV-143 License Agreement”); and

•

August 2009 license agreement between MEPL and Novogen Research Pty Limited pursuant to which Novogen Research Pty Limited granted MEPL an exclusive, worldwide, non-transferable license under its patents and patent applications and in the intellectual property rights related to its know how to conduct clinical trials, commercialize and distribute a compound known as NV-128 (the “NV-128 License Agreement”).

Subsequent to the date of the Asset Purchase Agreement, Novogen, Marshall Edwards and MEPL agreed to terminate the Services Agreement effective as of December 31, 2010.

Critical Accounting Policies and Estimates

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

Clinical trial expenses of $561,000 have been accrued at December 31, 2010. These estimates are based on the number of patients in each trial, the drug administration cycle, the submission of clinical data, and the status of drug development contracts.

Stock Based Compensation

Stock-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, we estimate the grant date fair value using a binomial valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. We estimate our expected future volatility based on a our stock’s historical price volatility. Our stock’s future volatility may differ from our estimated volatility at the grant date. Share-based compensation recorded in our statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. We recognize the value of the awards on a straight-line basis over the awards’ requisite service periods. The requisite service period is generally the time over which our share-based awards vest.

Results of Operations

Three Months Ended December 31, 2010 and 2009

We recorded consolidated losses of $2,068,000 and $1,433,000 for the three months ended December 31, 2010 and 2009, respectively.

Research and Development: Research and development expenses decreased $240,000 to $751,000 for the three months ended December 31, 2010 compared to $991,000 for the three months ended December 31, 2009. The decrease results from reduced work associated with the OVATURE Phase III clinical trial offset by additional costs associated with NV-143 development.

Selling, General and Administrative: Selling, general and administrative expenses increased by $887,000 to $1,352,000 for the three months ended December 31, 2010 compared to $465,000 for the three months ended December 31, 2009. The increase primarily relates to costs associated the transfer of the Company’s operations from Australia to the United States, including hiring of U.S. based management and staff. Historically Novogen provided the Company with additional staff under service agreements, which were terminated effective December 31, 2010. Additional costs were also incurred in relation to the asset purchase agreement with Novogen to acquire Novogen’s isoflavone-based intellectual property portfolio.

Foreign exchange gains/losses are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of our wholly owned subsidiary Marshall Edwards Pty Ltd (“MEPL”). MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. However, exchange rates are volatile in the current market resulting from the global financial crisis and there is a possibility that foreign exchange gains/losses may have a material impact in future periods. At December 31, 2010, we had not established a foreign currency hedging program. Net foreign exchange losses during the three months ended December 31, 2010 were $13,000 compared with foreign exchange losses of $41,000 during the three months ended December 31, 2009.

Interest and Dividend Income: We received interest on cash and cash equivalents of $10,000 for the three months ended December 31, 2010 compared to $23,000 for the three months ended December 31, 2009. The decrease was due to lower cash balances and lower interest rates earned by our cash deposits. We also received dividends of $25,000, from a small investment, during the three months ended December 31, 2010. We did not receive dividends during 2009.

Six Months Ended December 31, 2010 and 2009

We recorded consolidated losses of $3,827,000 and $3,841,000 for the six months ended December 31, 2010 and 2009, respectively.

Research and Development: Research and development expenses decreased $58,000 to $1,436,000 for the six months ended December 31, 2010 compared to $1,494,000 for the six months ended December 31, 2009. The decrease results from reduced work associated with the OVATURE Phase III clinical trial offset by additional costs associated with NV-143 development.

License Fees: There were no milestone license fees during the six months ended December 31, 2010. Milestone license fees of $1,500,000 were expensed during the six months ended December 31, 2009 under the terms of the License Agreement for NV-128.

Selling, General and Administrative: Selling, general and administrative expenses increased by $1,601,000 to $2,497,000 for the six months ended December 31, 2010 compared to $896,000 for the six months ended December 31, 2009. The increase primarily relates to costs associated the transfer of the Company’s operations from Australia to the United States, including hiring of U.S. based management and staff. Historically Novogen provided the Company with additional staff under service agreements which were terminated effective December 31, 2010. Additional costs were also incurred in relation to the asset purchase agreement with Novogen to acquire Novogen’s isoflavone-based intellectual property portfolio.

Foreign exchange gains/losses are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of our wholly owned subsidiary MEPL. MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. However, exchange rates are volatile in the current market resulting from the global financial crisis and there is a possibility that foreign exchange gains/losses may have a material impact in future periods. At December 31, 2010, we had not established a foreign currency hedging program. Net foreign exchange losses during the six months ended December 31, 2010 were $85,000 compared with foreign exchange losses of $131,000 during the six months ended December 31, 2009.

Interest and Dividend Income: We received interest on cash and cash equivalents of $24,000 for the six months ended December 31, 2010 compared to $49,000 for the six months ended December 31, 2009. The decrease was due to lower cash balances and lower interest rates earned by our cash deposits. We also received dividends of $82,000 from a small investment for the six months ended December 31, 2010. We did not receive dividends during 2009.

Liquidity and Capital Resources

At December 31, 2010, we had cash resources of $5,827,000 compared to $9,031,000 at June 30, 2010. Funds are invested in short term money market accounts, pending use. The decrease was due to the expenditures in the clinical trial and drug development programs and other corporate expenses incurred during the period. We believe that our existing cash balances will be sufficient to satisfy our operating plan until early 2012. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources. In any event, however, we will need additional financing to fund our operations in the future, including the continued development of NV-143 and NV-128. We intend to seek additional capital through one or more equity transactions in the first half of calendar year 2011; however, there can be no assurance that any such transaction will be completed.

We have not generated any revenues from operations since inception other than interest and dividends from cash and investments. We have incurred losses since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. We do not intend to incur any significant capital expenditures in the foreseeable future. As of December 31, 2010, we had accumulated losses of $74,634,000. Since inception, our operations have been financed primarily through the sales of equity securities and the proceeds from the exercise of warrants and stock options From inception through December 31, 2010, we have received net proceeds of $76,392,000 through the sale of shares of our common stock.

We filed a shelf registration statement on Form S-3 with the SEC in March 2008. The shelf registration statement was declared effective by the SEC on April 3, 2008. The shelf registration statement permits the Company to sell, from time to time, up to $75,000,000 of common stock, preferred stock and warrants. Pursuant to SEC regulations, however, so long as the Company’s public float remains below $75.0 million, the Company cannot sell securities from the shelf registration statement which represent more than one third of the market value of the Company’s public float during any 12-month period. On February 7, 2011, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), under which we may, from time to time, issue and sell through MLV, as our agent, shares of our common stock pursuant to a prospectus supplement related to the shelf registration statement covering sales of common stock with an aggregate offering price of up to $1,815,000, which the Company filed with the SEC on the same date.

Source and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the six months ended December 31, 2010 was $3,156,000 compared to $6,253,000 for the same period in 2009.

Cash Requirements

We intend to allocate our current funds of approximately $5.8 million to continue the development of our two lead isoflavone based drug candidates. Specifically we intend to:

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Payments to Novogen

Future payments to Novogen under the terms of the Phenoxodiol License Agreement, as amended and the License Agreement for Triphendiol and NV-143 and the License Agreement for NV-128 are detailed in Note 5 of the financial statements “Related Party Transactions” in this Quarterly Report on Form 10-Q. Also, we may be required to make payments to Novogen under the Manufacturing License and Supply Agreement if future clinical supplies of drug product are sourced from Novogen. However, as described elsewhere in this Quarterly Report on Form 10-Q, these licensed assets are being acquired by the Company in the Isoflavone Transaction pursuant to the Asset Purchase Agreement. Accordingly, these license agreements, and our payment obligations thereunder, will be terminated upon consummation of the Isoflavone Transaction.

Contractual Obligations

For discussion of our contractual obligations at December 31, 2010 see Note 3 to the financial statements “Commitments” in this Quarterly Report on Form 10-Q.

Corporate Developments

The Company has received deficiency notices from Nasdaq regarding non-compliance with the minimum stockholders equity and the minimum Market Value of Publicly Held Shares in accordance with Nasdaq Listing Standards for the Nasdaq Global Market. The notification letters stated that the Company would be afforded a grace period of 180 calendar days, or until January 10, 2011, to regain compliance with the Market Value of Publicly Held Shares in accordance with Nasdaq Rule 5810(c)(3)(D) and 180 calendar days, or until November 15, 2010, to regain compliance with the stockholders equity in accordance with Nasdaq Rule 5810(c)(2)(B).

The Company timely requested a hearing before the Panel. In connection with the hearing, which occurred on January 6, 2011, the Panel may grant the Company an additional compliance period of up to 180 calendar days from the date of the Nasdaq staff’s determination, or May 16, 2011, to evidence compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Global Market. After consideration of information provided by the Company at the Panel meeting, and generally within 30 days, the Panel will issue a written decision. While the Company is working to resolve the listing deficiency, we can provide no assurances that the Panel will grant our request for continued listing on The Nasdaq Global Market, and if the Panel does not, our common stock may be transferred to The Nasdaq Capital Market or delisted from Nasdaq.

On January 21, 2011, the Company received a notification letter from Nasdaq stating that, as of January 10, 2011, we had not regained compliance in accordance with Nasdaq Rule 5810(c)(3)(D), which requires listed securities to maintain a minimum Market Value of Publicly Held Shares of $5 million. The notification letter stated that the Panel will consider this matter in their decision regarding the Company’s continued listing on the Nasdaq Global Market.

Under Nasdaq rules, companies listed on the Nasdaq Global Market or Capital Market are required to maintain a share price of at least $1.00 per share and if the share price declines below $1.00 for a period of 30 consecutive business days, then the listed company would have 180 days to regain compliance with the $1.00 per share minimum. In the event that the Company’s share price declines below $1.00, we may be required to take action, such as a reverse stock split, in order to comply with the Nasdaq rules that may be in effect at the time.

If Marshall Edwards is not able to comply with the listing standards of the Nasdaq Global Market or the Nasdaq Capital Market, our common stock will be delisted from Nasdaq and an associated decrease in liquidity in the market for the Company’s common stock will occur.

In addition, if the market price of the Company’s common stock remains below $5.00 per share, under stock exchange rules, our stockholders will not be able to use such shares as collateral for borrowing in margin accounts. This inability to use shares of the Company’s common stock as collateral may depress demand as certain institutional investors are restricted from investing in shares priced below $5.00 and lead to sales of such shares creating downward pressure on and increased volatility in the market price of our common stock.

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

We seek to mitigate default risk by depositing funds with high credit quality financial institutions. We do not consider the effects of interest rate movements to be a material risk to our financial condition or results of operations.

Foreign Currency Risk

We conduct a portion of our business in various currencies, primarily in U.S. dollars and Australian dollars, Euros and British pounds. At December 31, 2010, we had not established a foreign currency hedging program. Net foreign exchange losses during the six months ended December 31, 2010 were $85,000 compared with net foreign exchange losses of $131,000 during the six months ended December 31, 2009. Foreign exchange gains and losses occur upon consolidation of MEPL, which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. We do not consider the effects of foreign currency movements to be a material risk to our financial condition.

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

Date: February 11, 2011