Form 10-Q
period 2011-03-31
MARSHALL EDWARDS INC
filed 2011-05-16
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-50484

Marshall Edwards, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	51-0407811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11975 El Camino Real, Suite 101, San Diego, CA 92130

(Address of principal executive offices) (Zip Code)

(858) 792-6300

(Registrant’s telephone number, including area code)

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

As of May 13, 2011 the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 8,045,872.

MARSHALL EDWARDS, INC.

		Page
PART I	FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Balance Sheets as of March 31, 2011 (unaudited) and June 30, 2010 (audited)	3

	Consolidated Statements of Operations (unaudited) for the three months and nine months ended March 31, 2011 and 2010 and for the period from December 1, 2000 (inception) through March 31, 2011	4

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended March 31, 2011 and 2010 and for the period from December 1, 2000 (inception) through March 31, 2011	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4:	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 6:	Exhibits	27

SIGNATURES		28

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MARSHALL EDWARDS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2011	June 30, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,851	$9,031
Prepaid expenses and other current assets	319	102

Total current assets	5,170	9,133
Property and equipment, net	41	3

Total assets	$5,211	$9,136

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$698	$529
Accrued liabilities	1,167	925
Due to related party	—	301

Total current liabilities	1,865	1,755

Commitments (Note 3)

Stockholders' equity
Preferred stock, $0.01 par value; 100,000 shares authorized;
Series A: no shares issued and outstanding	—	—
Series B: 742 shares issued and redeemed; none outstanding	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized; 8,045,872 shares and 7,346,324 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	—	—
Additional paid-in-capital	79,292	78,188
Deficit accumulated during the development stage	(75,946)	(70,807)

Total stockholders' equity	3,346	7,381

Total liabilities and stockholders' equity	$5,211	$9,136

See accompanying notes to the unaudited consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from December 1, 2000 (Inception) through March 31,
	2011	2010	2011	2010	2011
Operating expenses
Research and development	$(298)	$(1,559)	$(1,734)	$(3,053)	$(38,808)
License fees	—	—	—	(1,500)	(21,500)
Selling, general and administrative	(1,033)	(673)	(3,530)	(1,569)	(18,485)

Total operating expenses	(1,331)	(2,232)	(5,264)	(6,122)	(78,793)

Loss from operations	(1,331)	(2,232)	(5,264)	(6,122)	(78,793)

Interest and dividend income	19	19	125	68	2,855
Income tax expense	—	—	—	—	(8)

Net loss	$(1,312)	$(2,213)	$(5,139)	$(6,054)	$(75,946)

Net loss per share, basic and diluted	$(0.18)	$(0.30)	$(0.70)	$(0.82)
Shares used to calculate net loss per share	7,445,293	7,346,323	7,382,979	7,346,323

See accompanying notes to the unaudited consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,		Period from December 1, 2000 (Inception) through March 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss arising during the development stage	$(5,139)	$(6,054)	$(75,946)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based payments	369	—	2,165
Depreciation	10	—	10
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(217)	179	(319)
Accounts payable	169	24	698
Accrued expenses	242	(2,175)	1,167
Amounts due to related company	(301)	300	—

Net cash used in operating activities	(4,867)	(7,726)	(72,225)

Cash flows from investing activities:
Purchases of property and equipment	(48)	—	(51)

Net cash used in investing activities	(48)	—	(51)

Cash flows from financing activities:
Net proceeds from issuance of common stock	735	—	77,127

Net cash provided by financing activities	735	—	77,127

Net (decrease)/increase in cash and cash equivalents	(4,180)	(7,726)	4,851
Cash and cash equivalents at beginning of the period	9,031	19,067	—

Cash and cash equivalents at end of the period	$4,851	$11,341	$4,851

See accompanying notes to the unaudited consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Business

Marshall Edwards, Inc., together with its wholly-owned subsidiary Marshall Edwards Pty Ltd (“MEPL”), collectively referred to as MEI (the “Company”) is a development stage oncology company focused on the clinical development of novel therapeutics targeting cancer metabolism. The Company was incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited (“Novogen”). Marshall Edwards’ common stock is listed on the Nasdaq Capital Market under the symbol “MSHL”. As of the date of this document, Novogen owns approximately 65.1% of the outstanding shares of Marshall Edwards’ common stock.

The Company’s pipeline is derived from an isoflavone technology platform that has generated a number of compounds with anti-proliferative tumor activity. These small molecules have been shown to interact with specific enzyme targets resulting in inhibition of tumor cell metabolism, a function critical for cancer cell survival. As described in Note 5, on May 9, 2011, the Company acquired the entire isoflavone-based intellectual property portfolio including assets which we had previously licensed from Novogen.

Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended June 30, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 30, 2010. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since these are interim statements, the accompanying consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The Company has evaluated subsequent events through the date the financial statements were issued.

Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity securities. The Company has incurred losses from operations and negative cash flows since the inception of the Company, and we expect to continue to incur substantial losses for the foreseeable future as we continue development of our two lead drug candidates. As a result, we will need to obtain additional financing to fund our operations in the future. The Company intends to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, or other arrangements and we cannot assure such funding will be available on reasonable terms, or at all. If we are unsuccessful in raising additional required funds, we may be required to delay, scale-back or eliminate plans or programs relating to our business.

The Company believes that our existing cash balances of approximately $4.9 million as of March 31, 2011 will be sufficient to fund our operations until early 2012. Changes in the Company’s research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources.

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

License Fees

Costs incurred related to the acquisition or licensing of products that have not yet received regulatory approval to be marketed, or that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred.

Stock-Based Compensation

The fair value of each stock option granted is estimated on the grant date under the fair value method using a binomial valuation model. The estimated fair values of the stock options, including the effect of estimated forfeitures, are then expensed over the vesting period. The Company recognized stock-based compensation expenses of $121,000 and $369,000 during the three and nine months ended March 31, 2011, respectively. The Company did not recognize any stock-based compensation expenses during the three and nine months ended March 31, 2010. At March 31, 2011, total unrecognized compensation cost related to stock options was $420,000, which is expected to be recognized over a weighted-average period of 3.1 years.

Interest and Dividend Income

Interest on cash balances is recognized when earned. Dividend revenue is recognized when the right to receive the payment is established.

Income Taxes

The Company is subject to taxation in each of the jurisdictions in which the Company operates. The Company’s major tax jurisdictions are the United States and Australia. We are not currently under examination by the Internal Revenue Service or any other taxing authority. Our tax years from inception in 2000 and forward are subject to examination by the tax authorities due to the carry forward of net operating losses and research and development credits. We had unrecognized tax benefits of approximately $25,164,000 at June 30, 2010. It is expected that the amount of unrecognized tax benefits may change over the course of the year; however, because our deferred tax assets are fully reserved, we do not expect any change to have a significant impact on our results of operations, cash flows or financial position.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. The Company invests our excess cash into financial instruments which are readily convertible into cash, such as money market funds. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. The Company’s cash held in the U.S. is deposited in financial institutions that are FDIC insured. These deposits are in excess of the FDIC insurance limits.

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

2. Basic and Diluted Loss Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include potential dilutive common shares that were outstanding during the period. The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

3. Commitments

The Company has contracted with various consultants, drug manufacturers, and other vendors to assist in clinical trial work and data analysis activities. The contracts are terminable at any time, but obligate us to reimburse the vendors for any time or costs incurred through the date of termination.

Additionally, we have employment agreements with certain of our employees that provide for severance payments and accelerated vesting for share-based awards if their employment is terminated under specified circumstances.

The Company’s restated certificate of incorporation provides that we will indemnify Novogen in connection with certain actions brought against Novogen by any of the Company’s stockholders or any other person.

The Company is not currently a party to any significant legal proceedings.

4. Segment Information

The Company’s business contains two segments based on geographic location.

	March 31, 2011		March 31, 2010
	USA	Australia	USA	Australia
Segment assets	5,153	58	8,653	2,798
(in thousands)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2011		2010		2011		2010
	USA	Australia	USA	Australia	USA	Australia	USA	Australia
Net loss	$(1,209)	$(103)	$(285)	$(1,928)	$(3,426)	$(1,713)	$(437)	$(5,617)
(in thousands)

5. Related Party Transactions

Isoflavone Transaction

On December 21, 2010, Marshall Edwards entered into an Asset Purchase Agreement with Novogen and Novogen Research Pty Limited, a wholly-owned subsidiary of Novogen, pursuant to which the Company agreed to purchase certain assets used in or generated under, or in connection with, the discovery, development, manufacture and marketing of intellectual property and products based on the field of isoflavonoid technology and on compounds known as isoflavones, including those related to the drug candidates Phenoxodiol, Triphendiol, NV-143 and NV-128, “Isoflavone-related Assets”, in exchange for 1,000 shares of the Company’s Series A Convertible Preferred Stock. Under the terms of the Asset Purchase Agreement, the Company will also assume certain liabilities of Novogen that are related to the Isoflavone-related Assets.

The Company’s obligation to complete the Isoflavone Transaction was subject to customary conditions including (i) the approval of the holders of a majority of the shares of the Company’s common stock, other than shares held by Novogen, entitled to vote and (ii) the approval of the shareholders of Novogen. The Isoflavone Transaction was approved by the Company’s shareholders on April 13, 2011 and by Novogen’s shareholders on May 6, 2011. The Isoflavone Transaction closed on May 9, 2011.

The Company plans to record the assets and liabilities acquired as a result of the Isoflavone Transaction at their historical carrying amounts, as originally recorded by Novogen, at the date of transfer, because the transaction is between entities under common control. The Company expects that the asset purchase will not have a significant impact on the Company’s financial statements.

In conjunction with signing the Asset Purchase Agreement, the Company and Novogen agreed to terminate, effective upon consummation of the Isoflavone Transaction, each of the following agreements, along with any other agreements relating thereto, with respect to the Isoflavone-related Assets:

•

September 2003, license agreement between the Company’s wholly-owned subsidiary Marshall Edwards Pty Limited (“MEPL”) and Novogen’s wholly-owned subsidiary, Novogen Research Pty Limited, pursuant to which Novogen Research Pty Limited granted MEPL a world-wide, non-transferable license under its patents and patent applications and in its licensed know-how to conduct clinical trials and commercialize and distribute certain Phenoxodiol products (the “Phenoxodiol License Agreement”);

•

May 2006, license agreement between MEPL and Novogen Research Pty Limited pursuant to which Novogen Research Pty Limited granted MEPL a world-wide, non-transferable license under its patents and patent applications and in its licensed know-how to conduct clinical trials and commercialize and distribute certain products based on two oncology compounds known as NV-196 and NV-143 (the “NV-196 and NV-143 License Agreement”);

•

August 2009, license agreement between MEPL and Novogen Research Pty Limited pursuant to which Novogen Research Pty Limited granted MEPL an exclusive, worldwide, non-transferable license under its patents and patent applications and in the intellectual property rights related to its know-how to conduct clinical trials, commercialize and distribute a compound known as NV-128 (the “NV-128 License Agreement”). During the nine month period ended March 31, 2010, the Company paid $1,500,000 to Novogen under the NV-128 License Agreement.

Other Related Party Transactions

In September 2003, Novogen, Marshall Edwards and MEPL entered into an amended and restated services agreement (the “Services Agreement”) pursuant to which Novogen agreed to provide a range of services to Marshall Edwards, or ensure that its subsidiaries provide those services. These services included providing general assistance and advice on research and development and commercializing Phenoxodiol products and other compounds in which Marshall Edwards may acquire intellectual property rights in the future.

Expenditures amounting to $1,026,000 and $2,274,000 were made under the Services Agreement with Novogen for the nine months ended March 31, 2011 and 2010 respectively. Subsequent to the date of the Asset Purchase Agreement, Novogen, Marshall Edwards and MEPL agreed to terminate the Services Agreement effective December 31, 2010.

6. Equity

Equity Transactions

On February 7, 2011, the Company entered into an At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC (“MLV”), under which the Company may, from time to time, issue and sell through MLV, as the Company’s agent, shares of our common stock pursuant to a prospectus supplement related to a shelf registration statement covering sales of common stock with an aggregate offering price of up to $1,815,000, which the Company filed with the SEC on the same date. During February and March 2011, the Company issued 55,201 shares of common stock under a sales agreement for $131,000, resulting in net proceeds of $48,000 after deducting offering-related expenses.

On March 17, 2011, the Company entered into a Stock Purchase Agreement (the “Ironridge Stock Purchase Agreement”) with Ironridge Global Biopharma, a division of Ironridge Global IV, Ltd., a British Virgin Islands business company (“Ironridge”). During March 2011, pursuant to the Ironridge Stock Purchase Agreement, the Company issued to Ironridge (i) 644,347 shares of common stock for $1,001,700, and (ii) 742 shares of the Company’s newly designated Series B preferred stock, $0.01 par value, at a purchase price of $1,000 per share. The Series B preferred shares accrue dividends in the amount of 10% per annum. Ironridge paid for the common shares by issuing and delivering to the Company secured, full-recourse promissory notes totaling $1,001,700, bearing interest at a rate of 2% per annum, in accordance with the Ironridge Stock Purchase Agreement. Additionally, Ironridge paid $742,000 in cash for 742 Series B Preferred Shares. On March 31, 2011, the Company redeemed and cancelled all of the outstanding Series B Preferred Shares that had been issued to Ironridge, and cancelled the promissory notes as payment to Ironridge for redemption of the Series B Preferred Shares. The Company’s cash proceeds from the transactions with Ironridge were $687,000, after deducting offering-related expenses.

Description of Capital Stock

The Company’s total authorized share capital is 113,100,000 shares consisting of 113,000,000 shares of common stock, $0.00000002 par value per share, and 100,000 shares of preferred stock, $0.01 par value per share.

Common Stock

The holders of common stock are entitled to one vote per share. In the event of a liquidation, dissolution or winding up of the Company’s affairs, holders of the common stock will be entitled to share ratably in all the Company’s assets that are remaining after payment of the Company’s liabilities and the liquidation preference of any outstanding shares of preferred stock. All outstanding shares of common stock are fully paid and non-assessable. The rights, preferences and privileges of holders of common stock are subject to any series of preferred stock that the Company has issued or that the Company may issue in the future. The holders of common stock have no preemptive rights and are not subject to future calls or assessments by the Company.

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 100,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions in respect of that preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices and liquidation preferences, and the number of shares constituting such series and the designation of any such series, without future vote or action by the stockholders. Therefore, the board without the approval of the stockholders could authorize the issue of preferred stock with voting, conversion and other rights that could affect the voting power, dividend and other rights of the holders of shares or that could have the effect of delaying, deferring or preventing a change of control.

Series A Convertible Preferred Stock

In connection with the closing of the Isoflavone Transaction, the Company designated and issued 1,000 shares of Series A Convertible Preferred Stock.

Each share of the Series A Convertible Preferred Stock issued to Novogen in conjunction with the Isoflavone Transaction will be convertible into 4,827 shares of Common Stock. In the event a Phase II clinical trial involving any of the isoflavone technology acquired by the Company pursuant to the Asset Purchase Agreement has achieved a statistically significant result (p=0.05 or less) or a first patient is enrolled in a Phase III clinical trial involving the such technology, whichever is earlier, each share of the Series A Convertible Preferred Stock not already converted may be converted into 9,654 shares of Common Stock.

The Company has an option to purchase, in a single transaction, all of the unconverted Series A Convertible Preferred Stock for an aggregate exercise price of $12,000,000 in cash for all of the Series A Convertible Preferred Stock and, where a portion of the Series A Convertible Preferred Stock has been converted, the exercise price shall be pro-rated. Upon the earlier of (i) the fifth anniversary of the closing of the Asset Purchase and (ii) a “change in control”, as defined in the Asset Purchase Agreement, of Novogen, all unconverted Series A Convertible Preferred Stock will automatically convert into Common Stock in accordance with the applicable conversion ratio.

Without the prior written consent of the Company, Novogen will not be permitted, directly or indirectly, to transfer any shares of the Series A Convertible Preferred Stock. In addition, until June 30, 2011, without the prior written consent of the Company, Novogen will not be permitted, directly or indirectly, to transfer any shares of the Common Stock issued to Novogen upon conversion of the Series A Convertible Preferred Stock.

Holders of the Series A Convertible Preferred Stock will not be entitled to receive any dividend or other similar distributions, except in the event that the Company’s board of directors or any duly authorized committee thereof declares and authorizes a special dividend or distribution on any shares of Series A Convertible Preferred Stock. Additionally, Holders of the Series A Convertible Preferred Stock will not be entitled to vote any shares of the Series A Convertible Preferred Stock. The holders of the Series A Convertible Preferred Stock will not have any rights of preemption, except as the Company may otherwise agree in writing.

Series B Preferred Stock

The Series B Preferred Shares, all of which were redeemed and cancelled on March 31, 2011 in accordance with the terms described below, entitled holders to receive dividends in the amount of 10% per annum, payable in additional shares of Series B Preferred Shares. Holders of Series B Preferred Shares did not have voting rights, nor were the Series B Preferred Shares convertible into, or exchangeable for, any of our other property or securities. Any time after the initial issuance of Series B Preferred Shares (the “Initial Issuance Date”), the Company had the right, at our option, to redeem all or a portion of the Series B Preferred Shares at a price per share equal to (a) 135% of the amount equal to $1,000 plus any accrued but unpaid dividends thereon (the “Series B Liquidation Value”) if redeemed prior to the first anniversary of the Initial Issuance Date, (b) 126% of the Series B Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the Initial Issuance Date, (c) 117% of the Series B Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the Initial Issuance Date, (d) 108% of the Series B Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the Initial Issuance Date, and (e) upon or after the fourth anniversary of the Initial Issuance Date, $1,000 plus any accrued but unpaid dividends. Upon our liquidation, dissolution or winding up, holders of Series B Preferred Shares were entitled to be paid out of our assets, on a parity with holders of our common stock, an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon.

Warrants and Options to Purchase Common Stock

As of March 31, 2011, there were outstanding warrants to purchase 248,003 shares of the Company’s common stock at exercise prices from $21.70 to $36.00 per share, which expire at various dates in calendar years 2012 and 2013, and options to purchase 418,585 shares of common stock at exercise prices from $0.77 to $6.30 per share, which expire at various dates in calendar years 2014 and 2015.

Transfer of Common Stock to Nasdaq Capital Market

On March 14, 2011, the Company received a response from the Nasdaq Listing Qualifications Panel indicating that the Company’s request for a transfer and continued listing on the Nasdaq Capital Market has been granted pending verification by the Listing Qualifications Staff. The Company’s common stock began trading on the Nasdaq Capital Market on March 16, 2011. On March 23, 2011, the Company received approval from the Listing Qualifications Staff to transfer to the Nasdaq Capital Markets Listing, effective March 16, 2011.

7. Subsequent Events

Securities Purchase Agreement

On May 2, 2011, the Company entered into a Securities Purchase Agreement (“Original Purchase Agreement”) with certain accredited investors (the “Purchasers”) pursuant to which the Company agreed to issue and sell to the Purchasers certain shares of the Company’s common stock, par value $0.00000002 (the “Common Stock”), and warrants to purchase additional shares of common stock. On May 16, 2011, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Amended Purchase Agreement”) with the Purchasers, which amended and restated in its entirety the Original Purchase Agreement.

Pursuant to the Amended Purchase Agreement, the Company has agreed to issue and sell to the Purchasers: (i) 835,217 shares (the “Common Shares”) of Common Stock, at a purchase price of $1.333 per share; (ii) series A warrants (the “Series A Warrants”) which will initially represent the right to purchase up to 626,413 shares of Common Stock; and (iii) series B warrants (the “Series B Warrants”, and collectively with the Series A Warrants, the “Warrants”) which will initially represent the right to purchase up to 2,165,534 shares of Common Stock. In addition, subject to the receipt of Stockholder Approval (as defined below), the Company has agreed to issue certain additional shares of Common Stock (the “Adjustment Shares”) to the extent the price of the Common Stock is below $1.333 per share, but greater than or equal to $0.75 per share, on certain dates (“Adjustment Dates”) during the one year period ending on the first anniversary of the date of the closing of the offering, including as a result of a subsequent offering by the Company of its securities at a price below the purchase price of the Common Shares. The number of Adjustment Shares issuable will initially be limited to 649,242, subject to proportionate increases to the extent the Series B Warrants have been exercised prior to the applicable Adjustment Date, up to a maximum of 2,332,583 shares. If the trading price of the Company’s common stock is below $0.75 per share on any Adjustment Date, the Company will, in addition to issuing the applicable number of Adjustment Shares, refund to the Purchasers an amount per share of Common Stock received by the Purchasers in the transaction equal to the difference between $0.75 and the price of the Common Stock on such Adjustment Date.

Upon the closing of the offering, the Company has also agreed to issue to Roth Capital Partners, as placement agent, warrants for the purchase of an amount of Common Stock equal to 7% of the Common Shares, which warrants will be exercisable on the same terms, including as to the increase in the number of shares of Common Stock issuable upon exercise, as the Series A Warrants, as well as to pay a cash fee equal to 7% of the gross proceeds of the offering.

The Company has also agreed to provide certain customary registration rights in connection with the securities issuable pursuant to the Amended Purchase Agreement. In the event the Company fails to comply with its obligations to register such securities or maintain the effectiveness of such registration, the Company will be required to make certain penalty payments to the Purchasers.

Conditions to Closing; Stockholder Approval

Consummation of the transactions contemplated by the Amended Purchase Agreement (collectively, the “Transaction”) is subject to certain conditions. Novogen Limited (“Novogen”), in its capacity as majority stockholder of the Company, has executed a written consent approving the Transaction, which approval will become effective 20 days after the Company has mailed a definitive information statement to its stockholders (the “Stockholder Approval”). Upon issuance of the Common Shares, Novogen’s ownership of the Company’s outstanding Common Stock will be reduced from approximately 65.1% to approximately 59.0%, subject to further reduction in the event any of the Warrants are exercised or any Adjustment Shares are issued.

Terms of Warrants

The Series A Warrants will be exercisable any time on or after the six month anniversary of the closing of the offering at an initial exercise price of $1.57 per share, subject to adjustment as provided in the Series A Warrants. The number of shares of Common Stock issuable upon exercise of the Series A Warrants will be increased by an amount equal to 75% of the number of shares of Common Stock issued upon each exercise of the Series B Warrants. The Series A Warrants will expire on the fifth anniversary of the date on which the Series A Warrants first become exercisable.

The Series B Warrants will be exercisable by the holders at any time on or after the first date on which certain conditions relating to Stockholder Approval and the ability of the holders to resell the securities issued pursuant to the Amended Purchase Agreement are satisfied or waived. The initial exercise price per share of the Series B Warrants is equal to the lower of (i) $1.333, and (ii) 85% of the arithmetic average of the lowest eight weighted average prices of the Common Stock during the 20 consecutive trading day period (a) in the case of a voluntary exercise by the holders, ending on the trading day immediately preceding the date of delivery of a notice of exercise, and (b) in the case of the required exercise discussed below, immediately following the fifth trading day following the date of delivery of a notice of such required exercise. Under certain conditions, the Company may require the holders to exercise their Series B Warrants. The Series B Warrants will expire on the first anniversary of the closing of the offering.

Restrictions on Additional Offerings

Pursuant to the Amended Purchase Agreement, the Company has also agreed generally not to make any further offers or sales of any of its equity securities until the earlier of (i) 90 days after the date on which all of the securities required to be registered in connection with the Amended Purchase Agreement have been so registered and (ii) the date that is thirteen months after the date of the closing of the offering. However, certain offers and sales are excluded from the foregoing restriction, including the offer and sale of a specified amount of additional Common Stock and warrants to purchase Common Stock during the period beginning on the later of (a) 120 days after the closing of the offering, and (b) the earlier of the date on which the Common Shares have been registered pursuant to an effective registration statement or can be sold pursuant to Rule 144 without any restrictions or limitations.

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

•

our inability to obtain required additional financing or financing available to us on acceptable terms, or at all, which may cause us to delay, scale-back or eliminate plans related to development of our drug candidates;

•

we are in an early stage of pre-clinical studies for our next generation product candidates on which the Company’s development plans are based; pre-clinical studies by their nature typically have a high level of risk of failure, and may not produce successful results;

•	uncertainties in clinical trial results;

•

our inability to maintain or enter into, and the risks resulting from our dependence upon, collaboration or contractual arrangements necessary for the clinical development, manufacture, commercialization, marketing, sales and distribution of NV-143 and NV-128 or their analogues;

•

costs and delays in the clinical development programs and/or receipt of U.S. Food and Drug Administration (the “FDA”) or other required governmental approvals, or the failure to obtain such approvals, for our product candidates;

•	our failure to successfully commercialize our product candidates;

•	the failure of any products to gain market acceptance;

•	our inability to control the costs of manufacturing our products;

•	competition and competitive factors;

•	our inability to protect our patents or proprietary rights and obtain necessary rights to third party patents and intellectual property to operate our business;

•	our inability to operate our business without infringing the patents and proprietary rights of others;

•	costs stemming from our defense against third party intellectual property infringement claims;

•	general economic conditions;

•	technological changes;

•	government regulation generally and the receipt of regulatory approvals;

•	changes in industry practice; and

•	one-time events.

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

Overview

Our business purpose is the development of drugs for the treatment of cancer. We are currently focused on the pre-clinical and clinical development of our two lead isoflavone-based drug candidates, which we previously licensed from a subsidiary of Novogen, and which we acquired on May 9, 2011 upon consummation of the Isoflavone Transaction.

We believe that our existing cash balances of approximately $4.9 million will be sufficient to fund our operations until early 2012. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. In any event, however, we will need additional financing to fund our operations in the future, including the continued development of our two lead drug candidates. We intend to pursue capital raising transactions to further develop our drug candidates.

To date, operations have been funded primarily through the sale of equity securities. We have not generated any revenues from operations since inception other than interest and dividends from cash and investments. We have incurred losses since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2011, we had accumulated losses of $75.9 million since our inception in December 2000.

Expenses to date have consisted primarily of costs associated with conducting the clinical trials of Phenoxodiol, including OVATURE, costs incurred under the Phenoxodiol License Agreement, as amended, the License Agreement for Triphendiol and NV-143, the License Agreement for NV-128, the Services Agreement and the Manufacturing License and Supply Agreements with Novogen and its subsidiaries, including the costs of the clinical trial drug supplies. These license agreements, and other key agreements with Novogen, have been terminated.

As of the date of this Quarterly Report, Novogen owns approximately 65.1% of the outstanding shares of our common stock.

The Isoflavone Transaction

On December 21, 2010, Novogen and Novogen Research Pty Limited, a wholly-owned subsidiary of Novogen, entered into an Asset Purchase Agreement and other related agreements with the Company. Under the terms of the Asset Purchase Agreement, Novogen agreed to sell the Isoflavone-related Assets to the Company in exchange for 1,000 shares of Marshall Edwards Series A Convertible Preferred Stock and the assumption of specified potential liabilities related to these assets. Flavonoids are a family of naturally occurring plant compounds. Isoflavones are a sub-group of the flavanoid family.

Prior to the consummation of the Isoflavone Transaction, the Company had license agreements with Novogen for the use of some of the Isoflavone-related Assets in the development and commercialization of drugs for the treatment of cancer. These agreements, which were terminated upon consummation of the Isoflavone Transaction as described below, covered only applications of such assets for use in the treatment of cancer, excluding dermatological applications, and not all possible therapeutic indications. The Isoflavone-Related Assets also include patent families which were not previously licensed by the Company, and which may provide additional product candidate development opportunities.

Pursuant to the Asset Purchase Agreement, upon the consummation of the Isoflavone Transaction, each of the following agreements, along with any other agreements relating thereto, with respect to the Isoflavone-related Assets, was terminated:

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

Generally, the costs associated with clinical trial contracts are based on the number of patients in each trial, the service contracts associated with clinical sites, service providers and drug development contracts. The length of time before actual amounts can be determined will vary, and are therefore estimated, depending on length of the drug administration cycles and the timing of the invoices by the clinical trial partners and contractors.

Outstanding amounts payable associated with the OVATURE trial of $445,000 have been accrued as of March 31, 2011. These estimates are based on the number of patients in each trial, the drug administration cycle, the submission of clinical data, and the status of drug development contracts.

Stock Based Compensation

Stock-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, we estimate the grant date fair value using a binomial valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. We estimate our expected future volatility based on our stock’s historical price volatility. Our stock’s future volatility may differ from our estimated volatility at the grant date. Share-based compensation recorded in our statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. We recognize the value of the awards on a straight-line basis over the awards’ requisite service periods. The requisite service period is generally the time over which our share-based awards vest.

Results of Operations

Three Months Ended March 31, 2011 and 2010

We incurred losses of $1,312,000 and $2,213,000 for the three months ended March 31, 2011 and 2010, respectively.

Research and Development: Research and development expenses decreased by $1,261,000 to $298,000 for the three months ended March 31, 2011 compared to $1,559,000 for the three months ended March 31, 2010. The decrease results from reduced work associated with the OVATURE Phase III clinical trial and the termination of the services agreement with Novogen effective December 31, 2010, partially offset by additional costs associated with NV-143 development.

Selling, General and Administrative: Selling, general and administrative expenses increased by $360,000 to $1,033,000 for the three months ended March 31, 2011 compared to $673,000 for the three months ended March 31, 2010. The increase primarily relates to costs associated with the establishment of the Company’s operations in the United States, partially offset by the termination of the administrative services provided under the services agreement Novogen. Historically Novogen provided the Company with additional staff under service agreements, which were terminated effective December 31, 2010. Additional costs were also incurred in relation to the Asset Purchase Agreement with Novogen to acquire Novogen’s isoflavone-based intellectual property portfolio.

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

However, exchange rates are volatile in the current market resulting from the global events and there is a possibility that foreign exchange gains/losses may have a material impact in future periods. At March 31, 2011, we had not established a foreign currency hedging program. Net foreign exchange losses during the three months ended March 31, 2011 were $19,000 compared with foreign exchange losses of $20,000 during the three months ended March 31, 2010.

Interest and Dividend Income: We received interest on cash and cash equivalents of $5,000 for the three months ended March 31, 2011 compared to $19,000 for the three months ended March 31, 2010. The decrease was due to lower cash balances and lower interest rates earned by our cash deposits. We also received dividends of $14,000, from a small investment, during the three months ended March 31, 2011. We did not receive dividends during the three months ended March 31, 2010.

Nine Months Ended March 31, 2011 and 2010

We incurred losses of $5,139,000 and $6,054,000 for the nine months ended March 31, 2011 and 2010, respectively.

Research and Development: Research and development expenses decreased by $1,319,000 to $1,734,000 for the nine months ended March 31, 2011 compared to $3,053,000 for the nine months ended March 31, 2010. The decrease results from reduced work associated with the OVATURE Phase III clinical trial and the termination of the services agreement with Novogen effective December 31, 2010, partially offset by additional costs associated with NV-143 development.

License Fees: There were no milestone license fee expenses during the nine months ended March 31, 2011. Milestone license fees of $1,500,000 were expensed during the nine months ended March 31, 2010 under the terms of the License Agreement for NV-128.

Selling, General and Administrative: Selling, general and administrative expenses increased by $1,961,000 to $3,530,000 for the nine months ended March 31, 2011 compared to $1,569,000 for the nine months ended March 31, 2010. The increase primarily relates to costs associated with the transfer of the Company’s operations from Australia to the United States, including hiring of U.S. based management and staff. Historically Novogen provided the Company with additional staff under service agreements which were terminated effective December 31, 2010. Additional costs were also incurred related to the asset purchase agreement with Novogen to acquire Novogen’s isoflavone-based intellectual property portfolio.

Foreign exchange gains/losses are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of our wholly owned subsidiary MEPL. MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. However, exchange rates are volatile in the current market resulting from the global events and there is a possibility that foreign exchange gains/losses may have a material impact in future periods. At March 31, 2011, we had not established a foreign currency hedging program. Net foreign exchange losses during the nine months ended March 31, 2011 were $104,000 compared with foreign exchange losses of $151,000 during the nine months ended March 31, 2010.

Interest and Dividend Income: We received interest on cash and cash equivalents of $29,000 for the nine months ended March 31, 2011 compared to $68,000 for the nine months ended March 31, 2010. The decrease was due to lower cash balances and lower interest rates earned by our cash deposits. We also received dividends of $96,000 from a small investment for the nine months ended March 31, 2011. We did not receive dividends during the nine months ended March 31, 2010.

Liquidity and Capital Resources

At March 31, 2011, we had cash resources of $4,851,000 compared to $9,031,000 at June 30, 2010. Funds are invested in short term money market accounts, pending use. The decrease was due to expenditures in the clinical trial and drug development programs and other corporate expenses incurred during the period, including fees paid to Novogen under service agreements, which were terminated effective December 31, 2010. We believe that our existing cash balances will be sufficient to fund our operations until early 2012. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. We will need additional financing to fund our operations in the future, including the continued development of our drug candidates. We intend to seek additional capital through one or more equity transactions; however, there can be no assurance that any such transaction will be completed.

We have not generated any revenues from operations since inception other than interest and dividends from cash and investments. We have incurred losses since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. We do not intend to incur any significant capital expenditures in the foreseeable future. As of March 31, 2011, we had accumulated losses of $75,946,000. Since inception, our operations have been financed primarily through the sales of equity securities from inception through March 31, 2011, we have received net proceeds of $77,127,000 through the sale of shares of our common stock.

During February and March 2011, the Company issued 55,201 shares of common stock resulting in net cash proceeds of $48,000, pursuant to an At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC (“MLV”). Additionally, during March 2011, the Company (i) issued 644,347 shares of common stock for a fully secured interest-bearing note receivable of $1,001,700, (ii) issued 742 shares of Series B preferred stock for net cash proceeds of $687,000, and (iii) redeemed the 742 shares of Series B preferred stock and cancelled the note receivable pursuant to a Stock Purchase Agreement with Ironridge Global Biopharma, a division of Ironridge Global IV, Ltd., a British Virgin Islands business company. For discussion of these transactions, see Note 6 to the financial statements “Equity” in this Quarterly Report on Form 10-Q.

We filed a shelf registration statement on Form S-3 with the SEC on April 1, 2011, which has not yet been declared effective by the SEC (the “new shelf registration statement”). The new shelf registration statement will permit the Company to sell, from time to time, up to $50,000,000 of common stock, preferred stock and warrants. Pending effectiveness of the new shelf registration statement, the expiration of the shelf registration statement on Form S-3 which we filed with the SEC in March 2008 and which permits us to sell, from time to time, up to $75,000,000 of common stock, preferred stock and warrants will be delayed for up to 180 days after April 3, 2011. Pursuant to SEC regulations, however, so long as the Company’s public float remains below $75 million, the Company cannot sell securities from the shelf registration statement which represent more than one third of the market value of the Company’s non-affiliated public float during any 12-month period.

On May 16, 2011, we entered into an Amended and Restated Securities Purchase Agreement with certain accredited investors pursuant to which we agreed to issue certain shares of common stock and warrants, certain of which are exercisable on a cashless basis. See Note 7 to the financial statements in this Quarterly Report on Form 10-Q for more information regarding the transactions contemplated by the Amended and Restated Securites Purchase Agreement.

Source and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended March 31, 2011 was $4,867,000 compared to $7,726,000 for the same period in 2010 due to losses from operations.

Cash Requirements

We intend to allocate our current funds of approximately $4.9 million to fund our operations and continue the development of our two lead isoflavone based drug candidates. Specifically we intend to commence the clinical development of the drug candidate NV-143 and continue the pre-clinical development of NV-344, a next-generation analogue of NV-128, necessary to file an IND with the FDA.

Ongoing operations, including the conduct of the pre-clinical and clinical trial program, will continue to consume cash resources without generating revenues. We will require additional financing to fund our operations in the future. We cannot assure you that we will be able to raise the funds, necessary to fund our programs, on favorable terms to us, or at all.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Contractual Obligations

For discussion of our contractual obligations at March 31, 2011 see Note 3 to the financial statements “Commitments” in this Quarterly Report on Form 10-Q.

Corporate Developments

During 2010, we received deficiency notices from Nasdaq regarding non-compliance with the minimum stockholders equity and the minimum Market Value of Publicly Held Shares in accordance with Nasdaq Listing Standards for the Nasdaq Global Market. On March 7, 2011, a Nasdaq Hearing Panel granted us until May 16, 2011 to evidence compliance with the stockholders equity and minimum Market Value of Publicly Held Shares requirement. On March 14, 2011, the Company received a response from the Nasdaq Listing Qualifications Panel indicating that the Company’s request for a transfer and continued listing on the Nasdaq Capital Market has been granted pending verification by the Listing Qualifications Staff. The Company’s common stock began trading on the Nasdaq Capital Market on March 16, 2011. On March 23, 2011, the Company received approval from the Listing Qualifications Staff to transfer to the Nasdaq Capital Markets Listing, effective March 16, 2011.

If we are not able to comply with the listing standards of the Nasdaq Capital Market, our common stock will be delisted from Nasdaq and an associated decrease in liquidity in the market for our common stock will occur.

In addition, if the market price of our common stock remains below $5.00 per share, under stock exchange rules, our stockholders will not be able to use such shares as collateral for borrowing in margin accounts. Further, certain institutional investors are restricted from investing in shares priced below $5.00. This inability to use shares of our common stock as collateral and the inability of certain institutional investors to invest in our shares may depress demand and lead to sales of such shares creating downward pressure on and increased volatility in the market price of our common stock.

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

Foreign Currency Risk

We conduct a portion of our business in various currencies, primarily in U.S. dollars and Australian dollars, Euros and British pounds. At March 31, 2011, we had not established a foreign currency hedging program. Net foreign exchange losses during the nine months ended March 31, 2011 were $104,000 compared with net foreign exchange losses of $151,000 during the nine months ended March 31, 2010. Foreign exchange gains and losses occur upon consolidation of MEPL, which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. We do not consider the effects of foreign currency movements to be a material risk to our financial condition.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 6:	Exhibits

Exhibit Index

Exhibits

10.1	At Market Issuance Sales Agreement, dated February 7, 2011, between Marshall Edwards, Inc. and McNicoll, Lewis & Vlak LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2011 (File No. 000-50484)).

10.2	Stock Purchase Agreement, dated March 17, 2011, between Marshall Edwards, Inc. and Ironridge Global IV, Ltd., including the form of Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock attached as Exhibit 4 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011 (File No. 000-50484)).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL EDWARDS, INC.

/s/ Daniel Gold
Daniel Gold
Chief Executive Officer

Date: May 16, 2011