Form 10-Q
period 2011-09-30
MARSHALL EDWARDS INC
filed 2011-11-14
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 11, 2011 the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 11,814,025.

MARSHALL EDWARDS, INC.

		Page
PART I	FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and June 30, 2011	3

	Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2011 and 2010 and for the period from December 1, 2000 (inception) through September 30, 2011	4

	Consolidated Statements of Cash Flows (unaudited) for the three months ended September 30, 2011 and 2010 and for the period from December 1, 2000 (inception) through September 30, 2011	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4:	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 6:	Exhibits	18

SIGNATURES		19

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MARSHALL EDWARDS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2011	June 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,800	$3,858
Prepaid expenses and other current assets	108	272

Total current assets	4,908	4,130
Property and equipment, net	35	38

Total assets	$4,943	$4,168

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$331	$328
Accrued liabilities	834	921
Derivative liabilities	423	1,125

Total current liabilities	1,588	2,374

Commitments (Note 3)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized;
Series A: 1,000 shares issued and outstanding at September 30, 2011 and June 30, 2011	—	—
Series B: 742 shares issued and redeemed; none outstanding at September 30, 2011 and June 30, 2011	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized;
11,814,025 shares and 8,881,089 shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively	—	—
Additional paid-in-capital	82,555	79,382
Deficit accumulated during the development stage	(79,200)	(77,588)

Total stockholders’ equity	3,355	1,794

Total liabilities and stockholders’ equity	$4,943	$4,168

See accompanying notes to the unaudited consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Period from December 1, 2000 (Inception) through September 30,
	2011	2010	2011
Operating expenses:
Research and development	$(1,044)	$(685)	$(40,233)
License fees	—	—	(21,500)
General and administrative	(889)	(1,145)	(20,180)

Total operating expenses	(1,933)	(1,830)	(81,913)

Loss from operations	(1,933)	(1,830)	(81,913)

Other income (expense):
Fair value of derivative liabilities in excess of proceeds	—	—	(508)
Adjustments to fair value of derivative liabilities	716	—	765
Interest and dividend income	3	71	2,863
Financing costs	(397)	—	(397)
Income tax expense	(1)	—	(10)

Net loss arising during development stage	$(1,612)	$(1,759)	$(79,200)

Net loss per share, basic and diluted	$(0.17)	$(0.24)
Shares used to calculate net loss per share	9,588,551	7,346,324

See accompanying notes to the unaudited consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Period from December 1, 2000 (Inception) through September 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss arising during the development stage	$(1,612)	$(1,759)	$(79,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	118	120	2,398
Fair value of derivative liabilities in excess of proceeds	—	—	508
Gain on adjustment to fair value of derivative liabilities	(716)	—	(765)
Financing costs	397	—	397
Depreciation	3	3	16
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	164	11	(108)
Accounts payable	3	236	331
Accrued liabilities	(87)	(88)	834
Amounts due to related party	—	(27)	—

Net cash used in operating activities	(1,730)	(1,504)	(75,589)

Cash flows from investing activities:
Purchases of property and equipment	—	(48)	(51)

Net cash used in investing activities	—	(48)	(51)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,069	—	80,172
Net proceeds from issuance of preferred stock	—	—	665
Financing costs	(397)	—	(397)

Net cash provided by financing activities	2,672	—	80,440

Net (decrease)/increase in cash and cash equivalents	942	(1,552)	4,800
Cash and cash equivalents at beginning of the period	3,858	9,031	—

Cash and cash equivalents at end of the period	$4,800	$7,479	$4,800

See accompanying notes to the unaudited consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

Marshall Edwards, Inc., together with its wholly-owned subsidiary Marshall Edwards Pty Ltd (“MEPL”), collectively referred to as MEI (the “Company”), is a development stage oncology company focused on the clinical development of novel therapeutics targeting cancer metabolism. The Company was incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited (“Novogen”). Marshall Edwards Inc.’s common stock is listed on the Nasdaq Capital Market under the symbol “MSHL”. As of September 30, 2011, Novogen owned approximately 55.6% of the outstanding shares of the Company’s common stock.

The Company’s drug development pipeline is derived from its isoflavone technology platform that has generated a number of compounds with anti-proliferative tumor activity. These small molecules have been shown to interact with specific enzyme targets resulting in inhibition of tumor cell metabolism, a function critical for cancer cell survival. As described in Note 5, in May 2011, the Company acquired from Novogen its entire isoflavone-based intellectual property portfolio, including assets which had previously been licensed.

Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2011. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since these are interim statements, the accompanying consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The Company has evaluated subsequent events through the date the financial statements were issued.

Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity securities. The Company has incurred losses from operations and negative cash flows since its inception due in large part to expenditures for its research and development activities, and the Company expects to continue to incur substantial losses for the foreseeable future as it continues development of its two lead drug candidates. As a result, the Company will need to obtain additional financing to fund its operations in the future. The Company intends to obtain any additional required funding through strategic relationships, public or private equity financings, debt financings, or other arrangements. Conditions in the financial markets and other factors could have a material adverse effect on the Company’s ability to access sufficient funding on acceptable terms, or at all. If the Company cannot raise adequate additional capital, it will be required to delay, further reduce the scope of, or eliminate one or more of its research or development programs. In addition, the Company may be required to relinquish greater, or even all, rights to product candidates at earlier stages of development or on less favorable terms than it would otherwise choose.

Management believes that the Company’s existing cash balances of $4.8 million as of September 30, 2011, and the expected proceeds of $2 million from future purchases of our common stock that Novogen has committed to make, will be sufficient to fund the Company’s operations until late calendar year 2012. Changes in the Company’s research and development plans or other changes affecting its operating expenses may affect actual future use of existing cash resources.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents and current liabilities approximate the related fair values due to the short-term maturities of these instruments. The Company invests its excess cash into financial instruments which are readily convertible into cash, such as money market funds.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains accounts in federally insured financial institutions in excess of federally insured limits. The Company also maintains investments in money market funds and similar short-term investments that are not federally insured. However, management believes that the Company is not exposed to significant credit risk due to the financial positions of the depository institutions in which these deposits are held and of the money market funds in which these investments are made.

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

Share-based Compensation

The fair value of each stock option granted is estimated on the grant date under the fair value method using a binomial valuation model. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the vesting period. The Company recognized share-based compensation expenses of $118,000 and $120,000 during the three months ended September 30, 2011 and 2010, respectively.

Interest and Dividend Income

Interest on cash balances is recognized when earned. Dividend revenue is recognized when the right to receive the payment is established.

Income Taxes

The Company’s income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2011, the Company has established a valuation allowance to fully reserve its net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of September 30, 2011.

Foreign Currency Translation

The functional currency of the Company’s wholly owned subsidiary in Australia, MEPL, is the U.S. dollar. Monetary assets and liabilities are translated from Australian dollars into U.S. dollars using the exchange rates in effect at the balance sheet date. Nonmonetary assets and liabilities and equity accounts are translated using historical exchange rates. Income statement amounts are translated using the average exchange rate for the periods. Realized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations as a component of general and administrative expenses and, to date, have not been material.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three months ended September 30, 2011 and 2010. Because the Company is in a net loss position, it has excluded stock options and warrants from the calculation of diluted net loss per share because these securities are antidilutive for all years presented.

3. Commitments

The Company has contracted with various consultants and third parties to assist it in pre-clinical research and development and clinical trials work for its leading drug compounds. The contracts are terminable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination. The Company also has employment agreements with certain of its current employees that provide for severance payments and accelerated vesting for share-based awards if their employment is terminated under specified circumstances. Additionally, the Company leases office space for monthly rental rates ranging from $10,403 to $10,734, plus other pass-through charges, under the lease term expiring in April 2013.

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

	Three Months Ended September 30,
	2011			2010
	USA	Australia	Total	USA	Australia	Total
	(in thousands)
Statement of Operations:
Loss from operations	$(1,930)	$(3)	$(1,933)	$(842)	$(988)	$(1,830)
Other income (expense)	321	—	321	70	1	71

Net loss arising during development stage	$(1,609)	$(3)	$(1,612)	$(772)	$(987)	$(1,759)

	September 30, 2011			June 30, 2011
	USA	Australia	Total	USA	Australia	Total
Balance Sheet:
Segment assets	$4,904	$39	$4,943	$4,112	$56	$4,168
Segment liabilities	$1,487	$101	$1,588	$(1,294)	$(1,080)	$(2,374)

5. Related Party Transactions

Isoflavone Transaction

On December 21, 2010, the Company entered into an Asset Purchase Agreement (the “Isoflavone Asset Purchase Agreement”) with Novogen and Novogen Research Pty Limited, a wholly-owned subsidiary of Novogen, pursuant to which the Company agreed to purchase certain assets used in or generated under, or in connection with, the discovery, development, manufacture and marketing of intellectual property and products based on the field of isoflavonoid technology and on compounds known as isoflavones, including those related to the drug candidates Phenoxodiol, Triphendiol, NV-143 and NV-128, “Isoflavone-related Assets”, in exchange for 1,000 shares of the Company’s Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible at any time and from time to time and without the payment of additional consideration by the holder thereof into 4,827 shares of our common stock. In addition, if a Phase II clinical trial involving any of the Isoflavone-related Assets has achieved a statistically significant result (p=0.05 or less) or a first patient is enrolled in a Phase III clinical trial involving such technology, whichever is earlier, each share of the Series A Convertible Preferred Stock not already converted may thereafter be converted into 9,654 shares of our common stock. The transaction closed on May 9, 2011. Under the terms of the Isoflavone Asset Purchase Agreement, the Company also assumed certain liabilities that are related to the Isoflavone-related Assets.

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

•

September 2003 Amended and Restated License Option Deed between MEPL and Novogen Research Pty Limited pursuant to which Novogen Research Pty Limited granted MEPL an exclusive right to accept and an exclusive right to match any proposed dealing by Novogen Research Pty Limited of its intellectual property rights with a third party relating to synthetic compounds (other than Phenoxodiol) that have known or potential applications in the field of prevention, treatment or cure of cancer in humans in all forms other than topical applications.

•

September 2003 Amended and Restated Manufacturing License and Supply Agreement between MEPL and Novogen Research Pty Limited, pursuant to which MEPL had granted to Novogen an exclusive, non-transferable sub license to manufacture and supply Phenoxodiol in its primary manufactured form. Novogen had agreed to supply Phenoxodiol to MEPL for the clinical trial development program and Phenoxodiol’s ultimate commercial use at cost plus a 50% markup. No amounts were paid to Novogen under the agreement prior to its termination.

Amended and Restated Services Agreement

In September 2003, the Company, Novogen and MEPL entered into the Services Agreement. The Company and Novogen terminated the Services Agreement effective December 31, 2010. Under the terms of the Services Agreement, Novogen or its subsidiaries agreed to provide services reasonably required by the Company relating to the development and commercialization of Phenoxodiol and other licensed products, including Triphendiol and ME-143. Novogen agreed to provide these services at cost plus a 10% mark-up.

Transactions giving rise to expenditures amounting to $503,000 were made under the Services Agreement with Novogen during the three month period ended September 30, 2010. Of this amount, $358,000 related to service fees paid to Novogen for research and development services provided in the three month period ended September 30, 2010, reflecting the time spent by Novogen research staff on the development of Phenoxodiol, Triphendiol, NV-143 and NV-128. Additionally, $145,000 related to costs incurred for administration and accounting services provided by Novogen. As the Services Agreement was terminated effective December 31, 2010, there were no transactions under the Services Agreement during the three month period ended September 30, 2011, and no amounts were due to Novogen under the agreement as of September 30, 2011.

Private Placement of Common Stock with Novogen

On September 27, 2011, the Company entered into a Securities Subscription Agreement with Novogen, pursuant to which the Company agreed to sell to Novogen 1,333,333 shares of the Company’s common stock, at a purchase price of $1.50 per share, for proceeds of $2,000,000. The offering closed on September 30, 2011. In a letter dated September 28, 2011, Novogen also committed to make an additional equity investment in the Company of $2,000,000 on or before June 30, 2012.

6. Equity

Equity Transactions

May 2011 Private Placement

On May 2, 2011, the Company entered into a Securities Purchase Agreement (“Original Purchase Agreement”) with certain accredited investors pursuant to which the Company agreed to issue and sell to the investors certain shares of the Company’s common stock, and warrants to purchase additional shares of common stock. On May 16, 2011, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Amended Securities Purchase Agreement”) with the investors, which amended and restated in its entirety the Original Purchase Agreement. The transaction was consummated on May 18, 2011 (the “Closing Date”).

Pursuant to the Amended Securities Purchase Agreement, in May 2011 the Company issued to the investors: (i) 835,217 shares (the “Initial Shares”) of common stock, at a purchase price of $1.333 per share; (ii) series A warrants (the “Series A warrants”) which initially represented the right to purchase up to 626,413 shares of common stock, up to a maximum of 2,250,564 shares ; and (iii) series B warrants (the “Series B warrants”) which initially represented the right to purchase up to 2,165,534 shares of common stock. In addition, the Company agreed to issue certain additional shares of common stock (the “Adjustment Shares”) to the extent the price of the common stock is below $1.333 per share, but greater than or equal to $0.75 per share, on certain dates (“Adjustment Dates”) during the period ending June 26, 2012, including as a result of a subsequent offering by the Company of its securities at a price below the purchase price of the Initial Shares. The number of Adjustment Shares issuable was initially limited to 649,242, subject to proportionate increases to the extent the Series B warrants have been exercised prior to the applicable Adjustment Date, up to a maximum of 2,332,583 shares. If the trading price of the Company’s common stock is below $0.75 per share on any Adjustment Date, the Company will, in addition to issuing the applicable number of Adjustment Shares, refund to the investors an amount per share of common stock received by the investors in the transaction equal to the difference between $0.75 and the price of the common stock on such Adjustment Date. Additionally, upon the closing of the May 2011 private placement, the Company issued warrants to the placement agent, for the purchase of up to 210,053 shares of common stock, which warrants were exercisable on the same terms as the Series A warrants.

Terms of Warrants

The Series A warrants will be exercisable any time on or after the six month anniversary of the May 18, 2011 closing of the May 2011 private placement. The Series A warrants will expire on the fifth anniversary of the date on which the Series A warrants first become exercisable. Prior to the amendment of the warrant terms in September 2011 in conjunction with entry into the Supplemental Agreement, as defined and described below, the Series A warrants were initially exercisable at an exercise price of $1.57 per share, subject to adjustment as provided in the Series A warrant agreements. Under the original terms of the warrant agreements, the number of shares of common stock issuable upon exercise of the Series A warrants would be increased by an amount equal to 75% of the number of shares of common stock issued upon each exercise of the Series B warrants.

Prior to the amendment of the warrant terms in September 2011 in conjunction with consummation of a Supplemental Agreement as described below, the initial exercise price per share of the Series B warrants was equal to the lower of (i) $1.333, and (ii) 85% of the arithmetic average of the lowest eight weighted average prices of the common stock during the 20 consecutive trading day period in the case of a voluntary exercise by the holders, ending on the trading day immediately preceding the date of delivery of a notice of exercise. The Series B warrants expire on the first anniversary of the May 18, 2011 closing of the May 2011 private placement.

In July and August 2011, the investors exercised an aggregate of 1,294,000 Series B warrants for 1,294,000 shares of common stock. The Company received net proceeds of $1,094,000 in conjunction with the exercise of the Series B warrants. Pursuant to the terms of the Amended Securities Purchase Agreement, an additional 970,500 Series A warrants became exercisable as a result of these Series B warrant exercises.

Supplemental Agreement

On September 28, 2011, the Company entered into a Supplemental Agreement (the “Supplemental Agreement”) with each of the investors party to the Amended Securities Purchase Agreement.

Pursuant to the Supplemental Agreement, each of the Series A warrants and the Series B warrants issued pursuant to the Amended Securities Purchase Agreement were amended and restated (the “Amended Series A Warrants” and “Amended Series B Warrants”, respectively). The exercise price of each of the Series A warrants and Series B warrants was reduced to $1.00 per share. As amended, the exercise price of the Amended Series A Warrants is no longer subject to further reduction upon the occurrence of certain events, including the subsequent sale or deemed sale by the Company of shares of common stock at a price per share below the exercise price of the Amended Series A Warrants; however, the Amended Series A Warrants continue to provide for certain customary anti-dilution adjustments.

The Series B warrants were amended to permit the exercise of such warrants on a cashless basis. Pursuant to the terms of the Supplemental Agreement, on September 28, 2011, the investors exercised, on a cashless basis, the Amended Series B Warrants for all of the remaining shares of Common Stock for which such Amended Series B Warrants were exercisable, resulting in the issuance by the Company of an aggregate of 305,603 shares of Common Stock.

The Supplemental Agreements also affected certain amendments to the Amended Securities Purchase Agreement, including the extension, through September 28, 2013, of the period during which the investors have the right to participate in subsequent equity offerings of the Company. In connection with the amendments described above, the Company made cash payments to the investors in an aggregate amount of $365,000, which, together with $32,000 that the Company paid to reimburse the investors’ legal expenses related to the Supplemental Agreement, have been classified as ‘Financing Costs’ in the Consolidated Statement of Operations.

Derivative Liabilities

The Company accounted for the Series A and B warrants and the Adjustment Shares feature associated with the common stock pursuant to the Amended Securities Purchase Agreement in accordance with accounting guidance for derivatives. The accounting guidance provides a two-step model to be applied in determining whether a financial instrument or an embedded feature in a financial instrument is indexed to an entity’s own stock that would qualify such financial instruments or embedded features for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the balance sheet. The Company determined that the Series A and Series B warrants, prior to their amendment, were ineligible for equity classification as a result of the anti-dilution provisions in the Series A and Series B warrants that may result in an adjustment to the warrant exercise price. Additionally, the Company determined that the adjustment shares feature related to the common stock, as specified in the Amended Securities Purchase Agreement, resulted in an embedded derivative. As a result of amending the Series A and Series B warrant terms pursuant to the Supplemental Agreement, and the exercise of the Amended Series B Warrants, as described above, the Series A and Series B warrants are no longer considered to be derivatives as of September 30, 2011.

The estimated fair values of the derivative liabilities as of September 30, 2011 and June 30, 2011 are summarized as follows (in thousands):

	Fair Value Measurements at
	September 30, 2011	June 30, 2011
Series A and B warrants	$—	$511
Embedded derivatives	423	614

	$423	$1,125

On September 30, 2011, the total value of the derivative liabilities was $423,000. The decrease in the estimated fair value of the derivative liabilities for the three months ended September 30, 2011 resulted in other income of $702,000. Such decrease in the estimated fair value was primarily due to the amendment of the Series A warrant terms and the exercise of the Series B warrants, as well as updates to the assumptions used in the option pricing model. Additionally, the Company recorded a gain of $14,000 in conjunction with amending the Series A warrant terms, based on the fair value of the Amended Series A Warrants, classified as ‘Adjustments to Fair Value of Derivative Liabilities’ in the Consolidated Statement of Operations.

The derivative liabilities were valued at September 30, 2011 and at June 30, 2011 using a Monte Carlo valuation model with the following assumptions:

	September 30, 2011	June 30, 2011
Closing price per share of common stock	$1.48	$1.02
Expected volatility	130.2%	112.9% - 121.2%
Risk-free interest rate	0.02%	.19% - 1.76%
Dividend yield	—	—
Expected lives of underlying securities	12 months	12-66 months

Warrants and Options to Purchase Common Stock

As of September 30, 2011, there were outstanding warrants to purchase 248,003 shares of the Company’s common stock at exercise prices ranging from $21.70 to $36.00 per share, which expire at various dates in calendar years 2012 and 2013, and outstanding Series A warrants and warrants issued to the Company’s placement agent for the May 2011 Private Placement to purchase up to 2,460,617 shares of common stock at $1.00, which expire in November 2016. Additionally, as of September 30, 2011 there were options outstanding to purchase 736,715 shares of common stock at exercise prices from $0.77 to $6.30 per share, which expire at various dates in calendar years 2014 through 2016.

Series A Convertible Preferred Stock

In connection with the closing of the Isoflavone Transaction in May 2011, the Company designated and issued 1,000 shares of Series A Convertible Preferred Stock to Novogen. Each share of the Series A Convertible Preferred Stock is convertible into 4,827 shares of Common Stock. In the event a Phase II clinical trial involving any of the isoflavone technology acquired by the Company pursuant to the Asset Purchase Agreement has achieved a statistically significant result (p=0.05 or less) or a first patient is enrolled in a Phase III clinical trial involving the such technology, whichever is earlier, each share of the Series A Convertible Preferred Stock not already converted may be converted into 9,654 shares of Common Stock.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•

We have limited existing financial resources and will need substantial additional funds to progress the clinical trial program for our drug candidates ME-143 or ME-344 beyond their early development stages and to develop new compounds purchased from Novogen in the Isoflavone Transaction. The actual amount of funds we will need will be determined by a number of factors, some of which are beyond our control;

•	We cannot assure you that we will be able to obtain financing sufficient to meet our future capital and operating needs;

•

Future sales of our common stock, including upon conversion of our outstanding Series A Convertible Preferred Stock and exercise of outstanding warrants, may depress the market price of our common stock and cause stockholders to experience dilution;

•	We have a limited operating history and are likely to incur operating losses for the foreseeable future;

•	Our stockholders may not realize a benefit from the Isoflavone Transaction commensurate with the ownership dilution they will experience in connection with the Isoflavone Transaction;

•

The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates may not have favorable results in later studies or trials;

•	Our research and development program for ME-344 is in an early stage of development, and may not result in the commencement of clinical trials;

•	Final approval by regulatory authorities of our drug candidates for commercial use may be delayed, limited or prevented, any of which would adversely affect our ability to generate operating revenues;

•	We may not be able to establish the strategic partnerships necessary to develop, market and distribute our product candidates;

•	Our commercial opportunity will be reduced or eliminated if competitors develop and market products that are more effective, have fewer side effects or are less expensive than our drug candidates;

•

We have no direct control over the cost of manufacturing our drug candidates. Increases in the cost of manufacturing our drug candidates would increase our costs of conducting clinical trials and could adversely affect our future profitability;

•	The trading price of the shares of our common stock has been and may continue to be highly volatile and could decline in value and we may incur significant costs from class action litigation;

•	Our common stock may be delisted from Nasdaq;

•	Our commercial success is dependent, in part, on obtaining and maintaining patent protection and preserving trade secrets, which cannot be guaranteed;

•	Claims by other companies that we infringe on their proprietary technology may result in liability for damages or stop our development and commercialization efforts;

•	We may be subject to substantial costs stemming from our defense against third-party intellectual property infringement claims.

•

As our majority stockholder, Novogen has the ability to determine the outcome of matters submitted to our stockholders for approval, and Novogen’s interests may conflict with our or our other stockholders’ interests.

These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact our business and financial performance. In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2011, filed on September 28, 2011. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

Our business purpose is the development of drugs for the treatment of cancer. We are currently focused on the clinical development of our two lead isoflavone-based drug candidates, ME-143 and ME-344, which we acquired in the Isoflavone Transaction in May 2011, and prior to the consummation of such transaction had licensed from a subsidiary of Novogen.

We believe that our existing cash balances, which were $4.8 million as of September 30, 2011, together with the expected proceeds of $2 million from future purchases of our common stock that Novogen has committed to make on or before June 30, 2012, will be sufficient to fund our operations until late calendar year 2012. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. In any event, however, we will need additional financing to fund our operations in the future, including the continued development of our two lead drug candidates. To date, our operations have been funded primarily through the sale of equity securities. We have not generated any revenues from operations since inception other than interest and dividends from cash and investments. We have incurred losses since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2011, we had accumulated losses of $79.2 million since our inception in December 2000.

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

As of the date of this Quarterly Report, Novogen owns approximately 55.6% of the outstanding shares of our common stock.

Critical Accounting Policies and Estimates

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

Derivative Liabilities

In conjunction with our May 2011 private placement, we issued common stock on terms that included certain embedded derivative features, as well as warrants that are accounted for as derivative liabilities (see Note 6 to our consolidated financial statements included in this Quarterly Report on Form 10-Q). The Series A and Series B warrants, prior to their subsequent amendment in September 2011, and adjustment shares features related to the common stock issued in the private placement, were determined to be ineligible for equity classification due to certain price protection and anti-dilution provisions.

The resulting derivative liabilities were initially recorded at their estimated fair value on the date of issuance of the common stock and warrants, and are subsequently adjusted to reflect the estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded as other income or expense. The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of the common stock, the derivative liabilities on the valuation date, probabilities related to future financings, as well as assumptions for volatility, remaining expected life, and risk-free interest rate. The option pricing models of our derivative liabilities are estimates and are sensitive to changes to inputs and assumptions used in the option pricing models.

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

Results of Operations

Three Months Ended September 30, 2011 and 2010

We incurred losses of $1,612,000 and $1,759,000 for the three months ended September 30, 2011 and 2010, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations or CROs), pre-clinical study costs, cost to manufacture our drug candidates for pre-clinical and clinical studies, related party service charges paid to Novogen and salaries and other personnel costs.

Research and development expenses increased by $359,000 to $1,044,000 for the three months ended September 30, 2011 compared to $685,000 for the three months ended September 30, 2010. The increase is primarily due to pre-clinical work associated with the development of ME-143 and ME-344, and the commencement of Phase I clinical trials for ME-143. Additionally, costs incurred during the three months ended September 30, 2011 include salaries and benefit costs associated with employees hired during fiscal year 2011. The increase in expenses was offset in part by a decrease in costs related to the services agreement with Novogen, which was terminated effective December 31, 2010.

General and Administrative: General and administrative expenses decreased by $256,000 to $889,000 for the three months ended September 30, 2011 compared to $1,145,000 for the three months ended September 30, 2010. The decrease primarily relates to non-recurring costs incurred during the three months ended September 30, 2010 associated with the establishment of the Company’s operations in the United States, to legal and professional fees associated with the Isoflavone Transaction with Novogen, and the elimination of expenses for administrative services provided under the services agreement with Novogen, which was terminated effective December 31, 2010.

Other income or expense: During the year ended June 30, 2011, we issued securities that are accounted for as derivative liabilities. As of September 30, 2011, the derivative liabilities were revalued to $423,000, resulting in a net decrease in value of $702,000 from June 30, 2011, based primarily upon a change in the terms of Series A warrants and exercise of Series B warrants, which had been accounted for as derivative liabilities. The decrease in value was recorded as non-operating income for the three months ended September 30, 2011. Additionally, we recorded a reversal of a prior expense of $14,000 in conjunction with amending the Series A Warrant terms, based on the fair value of the Amended Series A Warrants.

We received interest on cash and cash equivalents of $3,000 for the three months ended September 30, 2011 compared to $14,000 for the three months ended September 30, 2010. The decrease was due to lower cash balances and lower interest rates earned by our cash deposits. We also received dividends of $57,000, from a small investment in a privately-held company, during the three months ended September 30, 2010. We did not receive dividends during the three months ended September 30, 2011.

In connection with the Supplemental Agreement, we made cash payments to the investors in the amount of $365,000, which, together with $32,000 that we paid to reimburse the investors’ legal expenses related to the Supplemental Agreement, have been classified as ‘Financing costs’ in the Consolidated Statement of Operations for the three months ended September 30, 2011.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents. We believe that our existing cash balances, which were approximately $4.8 million as of September 30, 2011 and the expected proceeds of $2 million from future purchases of our common stock that Novogen has committed to make, will be sufficient to fund our operations until late calendar year 2012. Our current business operations are focused on continuing the development of our two lead isoflavone based drug candidates. Specifically we intend to commence the clinical development of the drug candidate ME-143 and continue the pre-clinical development of ME-344, a next-generation analogue of NV-128, necessary to file an IND with the FDA. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through the sale of equity securities. We have accumulated losses of $79.2 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. We will need additional financing to fund our operations in the future, including the continued development of our drug candidates. We intend to seek additional capital through additional equity transactions; however, there can be no assurance that any such transactions will be completed. Pursuant to the terms of a private placement we have agreed not to offer or sell any of our or our subsidiaries’ equity securities, including securities that are convertible or exchangeable for our common stock, or to file any new registration statement, other than as required by the Amended Registration Rights Agreement between us and the investors in the May 2011 private placement, until the earlier of (i) June 18, 2012 and (ii) 90 days after the registration of all of the securities we have agreed to register pursuant to the Amended Registration Rights Agreement. The foregoing restrictions on securities issuances do not apply to certain permitted issuances, specifically the issuance of up to $4,000,000 of common stock and warrants to purchase common stock on or after September 15, 2011. On September 30, 2011, we completed a $2 million sale of common stock to Novogen. If the Company is unable to obtain additional funds on favorable terms or at all, the Company may be required to cease or reduce its operations.

Sources and Uses of Our Cash

Net cash used in operations for the three months ended September 30, 2011 was $1,730,000 compared to $1,504,000 in the three months ended September 30, 2010 due to our net loss resulting from expenses incurred for research and development and general and administrative costs.

Net cash used in investing activities was $48,000 for three months ended September 30, 2010 was for the purchase of property and equipment. We did not use any cash in investing activities for the three months ended September 30, 2011.

Net cash provided by financing activities was $2,672,000 for the three months ended September 30, 2011. Cash raised during the three months ended September 30, 2011 reflected net proceeds of $1,094,000 raised through the issuance of common stock from the exercise of Series B warrants and $1,975,000 through the issuance of common stock to Novogen. Additionally, during the three months ended September 30, 2011, the Company paid $397,000 in financing costs. No cash was raised through financing activities during the three months ended September 30, 2010.

Contractual Obligations

For discussion of our contractual obligations at September 30, 2011 see Note 3 to the financial statements “Commitments” in this Quarterly Report on Form 10-Q.

Corporate Developments

Nasdaq

During fiscal year 2011, we received deficiency notices from Nasdaq regarding non-compliance with the minimum stockholders equity and the minimum Market Value of Publicly Held Shares in accordance with Nasdaq Listing Standards for the Nasdaq Global Market. In March 2011 we received a positive response from the Nasdaq Listing Qualifications Staff indicating that our request for a transfer and continued listing on the Nasdaq Capital Market had been granted. Our common stock began trading on the Nasdaq Capital Market effective with the open of business on March 16, 2011.

Under Nasdaq rules, failure to maintain minimum stockholders’ equity of $2.5 million may result in the delisting of our common stock from the Nasdaq Capital Market, in which case we would have 45 calendar days from the date of notification by Nasdaq to submit a plan to regain compliance. If the plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the original notification for us to evidence compliance with this requirement. As a result of continuing losses from operations and the recognition of other expense for the fair value of derivative liabilities related to the securities issued in the May 2011 Private Placement, our stockholders’ equity fell below $2.5 million as of June 30, 2011; however, as a result of our financing activities during the three months ended September 30, 2011, our stockholders’ equity exceeded the $2.5 million requirement as of September 30, 2011.

Board of Directors

On October 25, 2011, we announced the appointment of Charles V. Baltic III to our board of directors. The appointment of Mr. Baltic increases the number of board members to six and the number of independent directors to five.

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

Foreign Currency Risk

We conduct our operations principally in U.S. dollars. However, we also have some exposure to Australian dollars, Euros and British pounds. At September 30, 2011, we had not established a foreign currency hedging program. Net foreign exchange losses during the three months ended September 30, 2011 were $14,000 compared with net foreign exchange losses of $72,000 during the three months ended September 30, 2010. Foreign exchange gains and losses occur as a result of transactions in foreign currencies, and upon consolidation of MEPL, which uses U.S. dollars as its functional currency. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. We do not consider the effects of foreign currency movements to be a material risk to our financial condition.

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

PART II OTHER INFORMATION

Item 6:	Exhibits

Exhibit Index

Exhibits

10.1	Securities Subscription Agreement, dated as of September 27, 2011, between the Company and Novogen Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2011 (File No. 000-50484)).

10.2	Letter, dated September 28, 2011, from Novogen Limited to the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2011 (File No. 000-50484)).

10.3	Form of Supplemental Agreement between the Company and each of the investors party to that certain Amended and Restated Securities Purchase Agreement, dated as of May 16, 2011, by and among the Company and such investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 29, 2011 (File No. 000-50484)).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL EDWARDS, INC.

/s/ Daniel Gold
Daniel Gold
Chief Executive Officer

Date: November 11, 2011