Form 10-Q
period 2011-12-31
MARSHALL EDWARDS INC
filed 2012-02-09
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 9, 2012, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 14,668,744.

MARSHALL EDWARDS, INC.

		Page

PART I	FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Balance Sheets as of December 31, 2011 (unaudited) and June 30, 2011	3

	Consolidated Statements of Operations (unaudited) for the three months and six months ended December 31, 2011 and 2010 and for the period from December 1, 2000 (inception) through December 31, 2011	4

	Consolidated Statements of Cash Flows (unaudited) for the six months ended December 31, 2011 and 2010 and for the period from December 1, 2000 (inception) through December 31, 2011	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4:	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 6:	Exhibits	19

SIGNATURES		20

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MARSHALL EDWARDS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2011	June 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,991	$3,858
Prepaid expenses and other current assets	200	272

Total current assets	5,191	4,130
Property and equipment, net	31	38

Total assets	$5,222	$4,168

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$381	$328
Accrued liabilities	915	921
Derivative liabilities	—	1,125

Total current liabilities	1,296	2,374

Commitments (Note 3)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized;
Series A: 1,000 shares issued and outstanding at December 31, 2011 and June 30, 2011	—	—
Series B: 742 shares issued and redeemed; none outstanding at December 31, 2011 and June 30, 2011	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized;
14,668,744 shares and 8,881,089 shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively	—	—
Additional paid-in-capital	84,667	79,382
Deficit accumulated during the development stage	(80,741)	(77,588)

Total stockholders’ equity	3,926	1,794

Total liabilities and stockholders’ equity	$5,222	$4,168

See accompanying notes to the unaudited consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,		Period from December 1, 2000 (Inception) through December 31,
	2011	2010	2011	2010	2011
Operating expenses:
Research and development	$(1,061)	$(751)	$(2,105)	$(1,436)	$(41,294)
License fees	—	—	—	—	(21,500)
General and administrative	(896)	(1,352)	(1,785)	(2,497)	(21,076)

Total operating expenses	(1,957)	(2,103)	(3,890)	(3,933)	(83,870)

Loss from operations	(1,957)	(2,103)	(3,890)	(3,933)	(83,870)

Other income (expense):
Fair value of derivative liabilities in excess of proceeds	—	—	—	—	(508)
Adjustments to fair value of derivative liabilities	423	—	1,139	—	1,188
Interest and dividend income	2	35	5	106	2,865
Financing costs	(9)	—	(406)	—	(406)
Income tax expense	—	—	(1)	—	(10)

Net loss arising during development stage	$(1,541)	$(2,068)	$(3,153)	$(3,827)	$(80,741)

Net loss per share, basic and diluted	$(0.13)	$(0.28)	$(0.29)	$(0.52)
Shares used to calculate net loss per share	11,876,084	7,346,324	10,732,319	7,346,324

See accompanying notes to the unaudited consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,		Period from December 1, 2000 (Inception) through December 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss arising during the development stage	$(3,153)	$(3,827)	$(80,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	256	248	2,536
Fair value of derivative liabilities in excess of proceeds	—	—	508
Gain on adjustment to fair value of derivative liabilities	(1,139)	—	(1,188)
Financing costs	406	—	406
Depreciation	7	6	20
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	72	(91)	(200)
Accounts payable	53	239	381
Accrued liabilities	(6)	118	915
Amounts due to related party	—	151	—

Net cash used in operating activities	(3,504)	(3,156)	(77,363)

Cash flows from investing activities:
Purchases of property and equipment	—	(48)	(51)

Net cash used in investing activities	—	(48)	(51)

Cash flows from financing activities:
Net proceeds from issuance of common stock	5,043	—	82,146
Net proceeds from issuance of preferred stock	—	—	665
Financing costs	(406)	—	(406)

Net cash provided by financing activities	4,637	—	82,405

Net increase/(decrease) in cash and cash equivalents	1,133	(3,204)	4,991
Cash and cash equivalents at beginning of the period	3,858	9,031	—

Cash and cash equivalents at end of the period	$4,991	$5,827	$4,991

See accompanying notes to the unaudited consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

Marshall Edwards, Inc., together with its wholly-owned subsidiary Marshall Edwards Pty Ltd (“MEPL”), collectively referred to as MEI (the “Company”), is a development stage oncology company focused on the clinical development of novel therapeutics targeting cancer metabolism. The Company was incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited (“Novogen”). Marshall Edwards’ common stock is listed on the Nasdaq Capital Market under the symbol “MSHL”. As of December 31, 2011, Novogen owned approximately 58.1% of the outstanding shares of the Company’s common stock.

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

Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity securities. The Company has incurred losses from operations and negative cash flows since its inception due in large part to expenditures for its research and development activities, and the Company expects to continue to incur substantial losses for the foreseeable future as it continues development of its two lead drug candidates. As a result, the Company will need to obtain additional financing to fund its operations in the future. The Company intends to obtain any additional required funding through strategic relationships, public or private equity financings, debt financings, or other arrangements. Conditions in the financial markets and other factors could have a material adverse effect on the Company's ability to access sufficient funding on acceptable terms, or at all. If the Company cannot raise adequate additional capital, it will be required to delay, reduce the scope of, or eliminate one or more of its research or development programs. In addition, the Company may be required to relinquish some, or even all, rights to product candidates in development or on less favorable terms than it would otherwise choose.

Management believes that the Company’s existing cash balances of $5.0 million as of December 31, 2011, will be sufficient to fund the Company’s operations until mid-calendar year 2012. Changes in the Company’s research and development plans or other changes affecting its operating expenses may affect actual future use of existing cash resources. If the Company is unable to obtain additional funds on favorable terms or at all, the Company may be required to cease or reduce its operations.

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

Derivative Liabilities

The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded as additional paid-in capital on our consolidated balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheet at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised, amended to remove features that result in derivative liability classification, or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life, yield, and risk-free interest rate.

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

Share-based Compensation

The fair value of each stock option granted is estimated on the grant date under the fair value method using a binomial valuation model. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the vesting period. The Company recognized share-based compensation expenses of $256,000 and $248,000 during the six months ended December 31, 2011 and 2010, respectively.

Interest and Dividend Income

Interest on cash balances is recognized when earned. Dividend revenue is recognized when the right to receive the payment is established.

Income Taxes

The Company’s income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2011, the Company has established a valuation allowance to fully reserve its net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of December 31, 2011.

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

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and six months ended December 31, 2011 and 2010. Because the Company is in a net loss position, it has excluded stock options and warrants from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented.

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

4. Segment Information

The Company has one operating segment, the development of pharmaceutical compounds. The Company’s business contains two geographic segments. The Company plans to dissolve MEPL, which conducts its operations in Australia, during the current fiscal year, subject to compliance with applicable Australian legal requirements. The following segment information is net of intercompany transactions.

	Three Months Ended December 31,
	2011			2010
	USA	Australia	Total	USA	Australia	Total
Statement of Operations:	(in thousands)
Income (loss) from operations	$(2,012)	$55	$(1,957)	$(1,480)	$(623)	$(2,103)
Other income (expense)	416	—	416	35	—	35

Net loss arising during development stage	$(1,596)	$55	$(1,541)	$(1,445)	$(623)	$(2,068)

	Six Months Ended December 31,
	2011			2010
	USA	Australia	Total	USA	Australia	Total
Statement of Operations:	(in thousands)
Income (loss) from operations	$(3,942)	$52	$(3,890)	$(2,322)	$(1,611)	$(3,933)
Other income (expense)	737	—	737	105	1	106

Net loss arising during development stage	$(3,205)	$52	$(3,153)	$(2,217)	$(1,610)	$(3,827)

	December 31, 2011			June 30, 2011
	USA	Australia	Total	USA	Australia	Total
Balance Sheet:	(in thousands)
Segment assets	$5,190	$32	$5,222	$4,112	$56	$4,168
Segment liabilities	$(1,268)	$(28)	$(1,296)	$(1,294)	$(1,080)	$(2,374)

5. Related Party Transactions

Isoflavone Transaction

On December 21, 2010, the Company entered into an Asset Purchase Agreement (the “Isoflavone Asset Purchase Agreement”) with Novogen and Novogen Research Pty Limited, a wholly-owned subsidiary of Novogen, pursuant to which the Company agreed to purchase certain assets used in or generated under, or in connection with, the discovery, development, manufacture and marketing of intellectual property and products based on the field of isoflavonoid technology and on compounds known as isoflavones, including those related to the drug candidates ME-143 and ME-344 (the “Isoflavone-related Assets”), in exchange for 1,000 shares of the Company’s Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible at any time and from time to time and without the payment of additional consideration by the holder thereof into 4,827 shares of our common stock. In addition, if a Phase II clinical trial involving any of the Isoflavone-related Assets has achieved a statistically significant result (p=0.05 or less) or a first patient is enrolled in a Phase III clinical trial involving such technology, whichever is earlier, each share of the Series A Convertible Preferred Stock not already converted may thereafter be converted into 9,654 shares of our common stock. The transaction closed on May 9, 2011. Under the terms of the Isoflavone Asset Purchase Agreement, the Company also assumed certain liabilities that are related to the Isoflavone-related Assets. The acquisition of the Isoflavone-related Assets and the other transactions contemplated by the Isoflavone Asset Purchase Agreement are referred to as the “Isoflavone Transaction.”

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

•

May 2006 license agreement between MEPL and Novogen Research Pty Limited pursuant to which Novogen Research Pty Limited granted MEPL a world-wide, non-transferable license under its patents and patent applications and in its licensed know-how to conduct clinical trials and commercialize and distribute certain products based on two oncology compounds known as Triphendiol and ME-143 (formerly NV-143);

•

August 2009 license agreement between MEPL and Novogen Research Pty Limited pursuant to which Novogen Research Pty Limited granted MEPL an exclusive, worldwide, non-transferable license under its patents and patent applications and in the intellectual property rights related to its know-how to conduct clinical trials, commercialize and distribute a compound known as NV-128;

•

September 2003 Amended and Restated License Option Deed between MEPL and Novogen Research Pty Limited pursuant to which Novogen Research Pty Limited granted MEPL an exclusive right to accept and an exclusive right to match any proposed dealing by Novogen Research Pty Limited of its intellectual property rights with a third party relating to synthetic compounds (other than Phenoxodiol) that have known or potential applications in the field of prevention, treatment or cure of cancer in humans in all forms other than topical applications; and

•

September 2003 Amended and Restated Manufacturing License and Supply Agreement between MEPL and Novogen Research Pty Limited, pursuant to which MEPL had granted to Novogen an exclusive, non-transferable sub license to manufacture and supply Phenoxodiol in its primary manufactured form. Novogen had agreed to supply Phenoxodiol to MEPL for the clinical trial development program and Phenoxodiol’s ultimate commercial use at cost plus a 50% markup. No amounts were paid to Novogen under the agreement prior to its termination.

Amended and Restated Services Agreement

In September 2003, the Company, Novogen and MEPL entered into a services agreement. Under the terms of the services agreement, Novogen or its subsidiaries agreed to provide services reasonably required by the Company relating to the development and commercialization of Phenoxodiol and other licensed products, including Triphendiol and ME-143. Novogen agreed to provide these services at cost plus a 10% mark-up. The Company and Novogen terminated the services agreement effective December 31, 2010.

Transactions giving rise to expenditures amounting to $1,032,000 were made under the services agreement with Novogen during the six months ended December 31, 2010. As the services agreement was terminated effective December 31, 2010, there were no transactions under the services agreement during the six months ended December 31, 2011, and no amounts were due to Novogen under the agreement as of December 31, 2011.

Private Placements of Common Stock with Novogen

On September 27, 2011, the Company entered into a Securities Subscription Agreement with Novogen, pursuant to which the Company sold to Novogen 1,333,333 shares of the Company’s common stock, at a purchase price of $1.50 per share, for proceeds of $2,000,000. The offering closed on September 29, 2011. In a letter dated September 28, 2011, Novogen also committed to make an additional equity investment in the Company of $2,000,000 on or before June 30, 2012.

On December 28, 2011, the Company entered into a Securities Subscription Agreement with Novogen, pursuant to which the Company sold to Novogen 1,941,747 shares of the Company’s common stock, at a purchase price of $1.03 per share, for proceeds of $2,000,000. The offering closed on December 29, 2011, and represented completion of Novogen’s $2,000,000 commitment.

6. Equity

Equity Transactions

May 2011 Private Placement

On May 16, 2011, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Amended Securities Purchase Agreement”) with certain accredited investors pursuant to which the Company agreed to issue and sell to the investors certain shares of the Company’s common stock, and warrants to purchase additional shares of common stock. Pursuant to the Amended Securities Purchase Agreement, in May 2011 the Company issued to the investors: (i) 835,217 shares (the “Initial Shares”) of common stock, at a purchase price of $1.333 per share; (ii) series A warrants (the “Series A warrants”) which initially represented the right to purchase up to 626,413 shares of common stock, up to a maximum of 2,250,564 shares; and (iii) series B warrants (the “Series B warrants”) which initially represented the right to purchase up to 2,165,534 shares of common stock. In addition, the Company agreed to issue certain additional shares of common stock (the “Adjustment Shares”) to the extent the price of the common stock is below $1.333 per share, but greater than or equal to $0.75 per share, on certain dates (“Adjustment Dates”) during the period ending June 26, 2012, including as a result of a subsequent offering by the Company of its securities at a price below the purchase price of the Initial Shares. The number of Adjustment Shares issuable was initially limited to 649,242, subject to proportionate increases to the extent the Series B warrants have been exercised prior to the applicable Adjustment Date, up to a maximum of 2,332,583 shares. If the trading price of the Company’s common stock is below $0.75 per share on any Adjustment Date, the Company will, in addition to issuing the applicable number of Adjustment Shares, refund to the investors an amount per share of common stock received by the investors in the transaction equal to the difference between $0.75 and the price of the common stock on such Adjustment Date. The transactions contemplated by the Amended Securities Purchase Agreement are referred to as the May

2011 private placement. Upon the closing of the May 2011 private placement, the Company also issued warrants to the placement agent for the purchase of up to 210,053 shares of common stock, which warrants were exercisable on the same terms as the Series A warrants.

On December 29, 2011, the Company issued an aggregate of 667,272 Adjustment Shares to the investors in accordance with the calculation of the applicable price, based on the trading price of the Company’s common stock, with respect to the first Adjustment Date. Additionally, on December 29, 2011, the Company issued an aggregate of 245,700 Adjustment Shares to the investors in connection with the private placement of common stock to Novogen that closed on December 29, 2011.

Terms of Series A and Series B Warrants

The Series A warrants became exercisable on the six month anniversary of the May 18, 2011 closing of the May 2011 private placement. The Series A warrants will expire on the fifth anniversary of the date on which the Series A warrants first became exercisable. Prior to the amendment of the warrant terms in September 2011 in conjunction with the Supplemental Agreement, as defined and described below, the Series A warrants were initially exercisable at an exercise price of $1.57 per share, subject to adjustment as provided in the Series A warrant agreements. Under the terms of the warrant agreements, the number of shares of common stock issuable upon exercise of the Series A warrants would be increased by an amount equal to 75% of the number of shares of common stock issued upon each exercise of the Series B warrants.

Prior to the amendment of the warrant terms in September 2011 in conjunction with the Supplemental Agreement, as described below, the initial exercise price per share of the Series B warrants was equal to the lower of (i) $1.333, and (ii) 85% of the arithmetic average of the lowest eight weighted average prices of the common stock during the 20 consecutive trading day period in the case of a voluntary exercise by the holders, ending on the trading day immediately preceding the date of delivery of a notice of exercise.

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

Pursuant to the Supplemental Agreement, each of the Series A warrants and the Series B warrants issued pursuant to the Amended Securities Purchase Agreement were amended and restated (the “Amended Series A Warrants” and “Amended Series B Warrants”, respectively). The exercise price of each of the Series A warrants and Series B warrants was reduced to $1.00 per share. As amended, the exercise price of the Amended Series A Warrants is no longer subject to further adjustment upon the occurrence of certain events, including the subsequent sale or deemed sale by the Company of shares of common stock at a price per share below the exercise price of the Amended Series A Warrants; however, the Amended Series A Warrants continue to provide for certain customary anti-dilution adjustments.

The Series B warrants were amended to permit the exercise of such warrants on a cashless basis. Pursuant to the terms of the Supplemental Agreement, on September 28, 2011, the investors exercised, on a cashless basis, the Amended Series B Warrants for all of the remaining shares of common stock for which such Amended Series B Warrants were exercisable, resulting in the issuance by the Company of an aggregate of 305,603 shares of common stock. As of September 28, 2011, there were no remaining outstanding Series B warrants.

The Supplemental Agreements also effected certain amendments to the Amended Securities Purchase Agreement, including the extension, through September 28, 2013, of the period during which the investors have the right to participate in subsequent equity offerings of the Company. In connection with the amendments described above, the Company made cash payments to the investors in an aggregate amount of $365,000, which, together with $32,000 that the Company paid to reimburse the investors’ legal expenses related to the Supplemental Agreement, have been classified as ‘Financing Costs’ in the Consolidated Statement of Operations.

Derivative Liabilities

The Company accounted for the Series A and B warrants and the Adjustment Shares feature pursuant to the Amended Securities Purchase Agreement in accordance with accounting guidance for derivatives. The accounting guidance provides a two-step model to be applied in determining whether a financial instrument or an embedded feature in a financial instrument is indexed to an entity’s own stock that would qualify such financial instruments or embedded features for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the balance sheet. The Company determined that the Series A and Series B warrants, prior to their amendment, were ineligible for equity classification as a result of the anti-dilution provisions in the Series A and Series B warrants that could have resulted in an adjustment to the warrant exercise price. Additionally, the Company determined that the Adjustment Shares feature, as specified in the Amended Securities Purchase Agreement, resulted in an embedded derivative. As a result of amending the Series A and Series B warrant terms pursuant to the Supplemental Agreement, and the exercise of the Amended Series B Warrants, as described above, the Series A and Series B warrants are no longer considered to be derivatives as of September 30, 2011. As a result of the Company’s completion of its contractual obligations under the Amended Securities Purchase Agreement related to the issuance of Adjustment Shares, the Company had no remaining derivative liabilities as of December 31, 2011.

The decrease in the estimated fair value of the derivative liabilities for the six months ended December 31, 2011 resulted in other income of $1,139,000. Such decrease in the estimated fair value was primarily due to the amendment of the Series A warrant terms, the exercise of the Series B warrants in September 2011, and completion in December 2011 of the Company’s obligation to issue additional Adjustment Shares based on changes to the trading price of the Company’s common stock . Additionally, the Company recorded a gain of $14,000 in conjunction with amending the Series A warrant terms, based on the fair value of the Amended Series A Warrants, classified as ‘Adjustments to Fair Value of Derivative Liabilities’ in the Consolidated Statement of Operations.

Warrants and Options to Purchase Common Stock

As of December 31, 2011, there were outstanding warrants to purchase 248,003 shares of the Company’s common stock at exercise prices ranging from $21.70 to $36.00 per share, which expire at various dates in calendar years 2012 and 2013, and outstanding Series A warrants and warrants issued to the Company’s placement agent for the May 2011 private placement to purchase up to 2,460,617 shares of common stock at $1.00, which expire in November 2016.

As of December 31, 2011 there were options outstanding to purchase 862,560 shares of common stock, of which 163,293 were vested, at exercise prices ranging from $0.77 to $6.30 per share. During the three-month period ended December 31, 2011, options to purchase an aggregate of 128,095 shares of the Company’s common stock were granted to the non-executive members of the Board of Directors. The outstanding options expire at various dates in calendar years 2014 through 2016.

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

•	Our development program for ME-344 is in an early stage and may not result in the commencement of clinical trials;

•	Final approval by regulatory authorities of our drug candidates for commercial use may be delayed, limited or prevented, any of which would adversely affect our ability to generate operating revenues;

•	Our commercial opportunity will be reduced or eliminated if competitors develop and market products that are more effective, have fewer side effects or are less expensive than our drug candidates;

•

We have no direct control over the cost of manufacturing our drug candidates. Increases in the cost of manufacturing our drug candidates would increase our costs of conducting clinical trials and could adversely affect our future profitability;

•	The trading price of the shares of our common stock has been and may continue to be highly volatile and could decline in value and we may incur significant costs from class action litigation;

•	Our common stock may be delisted from Nasdaq;

•	Our commercial success is dependent, in part, on obtaining and maintaining patent protection and preserving trade secrets, which cannot be guaranteed;

•	Claims by other companies that we infringe on their proprietary technology may result in liability for damages or stop our development and commercialization efforts;

•	We may be subject to substantial costs stemming from our defense against third-party intellectual property infringement claims; and

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

Overview

Our business purpose is the development of drugs for the treatment of cancer. We are currently focused on the clinical development of our two lead drug candidates, ME-143 and ME-344, which we acquired in the Isoflavone Transaction in May 2011, and prior to the consummation of such transaction had licensed from a subsidiary of Novogen.

We believe that our existing cash balances, which were $5.0 million as of December 31, 2011, will be sufficient to fund our operations until mid-calendar year 2012. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. In any event, however, we will need additional financing to fund our operations in the future, including the continued development of our two lead drug candidates. To date, our operations have been funded primarily through the sale of equity securities. We have not generated any revenues from operations since inception other than interest and dividends from cash and investments. We have incurred losses since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2011, we had accumulated losses of $80.7 million since our inception in December 2000.

Expenses to date have consisted primarily of costs associated with conducting the clinical trials of Phenoxodiol, costs incurred under various product license and services agreements with Novogen, and costs associated with the development of ME-143 and ME-344. The services agreement was terminated in December 2010. In connection with the consummation of the Isoflavone Transaction, the license agreements, and other key agreements with Novogen, were terminated.

As of the date of this Quarterly Report, Novogen owns approximately 58.1% of the outstanding shares of our common stock.

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

Derivative Liabilities

In conjunction with our May 2011 private placement, we issued common stock on terms that included certain embedded derivative features, as well as warrants that were accounted for as derivative liabilities (see Note 6 to our consolidated financial statements included in this Quarterly Report on Form 10-Q). The Series A and Series B warrants, prior to their subsequent amendment in September 2011, and adjustment shares features related to the common stock issued in the private placement, were determined to be ineligible for equity classification due to certain price protection and anti-dilution provisions.

The resulting derivative liabilities were initially recorded at their estimated fair value on the date of issuance of the common stock and warrants, and were subsequently adjusted to reflect the estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded as other income or expense. The fair value of these liabilities was estimated using option pricing models that are based on the individual characteristics of the common stock, the derivative liabilities on the valuation date, probabilities related to future financings, as well as assumptions for volatility, remaining expected life, and risk-free interest rate. The option pricing models of our derivative liabilities are estimates and are sensitive to changes to inputs and assumptions used in the option pricing models. As of December 31, 2011, we had no remaining derivative liabilities.

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

Results of Operations

Three Months Ended December 31, 2011 and 2010

We incurred losses of $1,541,000 and $2,068,000 for the three months ended December 31, 2011 and 2010, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations or CROs), pre-clinical study costs, cost to manufacture our drug candidates for pre-clinical and clinical studies, related party service charges paid to Novogen and salaries and other personnel costs.

Research and development expenses increased by $310,000 to $1,061,000 for the three months ended December 31, 2011 compared to $751,000 for the three months ended December 31, 2010. The increase is primarily due to pre-clinical work associated with the development of ME-344, and the commencement of Phase I clinical trials for ME-143. The increase in expenses was offset in part by a decrease in costs related to the services agreement with Novogen, which was terminated effective December 31, 2010.

General and Administrative: General and administrative expenses decreased by $456,000 to $896,000 for the three months ended December 31, 2011 compared to $1,352,000 for the three months ended December 31, 2010. The decrease primarily relates to costs incurred during the three months ended December 31, 2010 for legal and professional fees associated with the Isoflavone Transaction with Novogen, and the elimination of expenses for administrative services provided under the services agreement with Novogen, which was terminated effective December 31, 2010.

Other income or expense: During the year ended June 30, 2011, we issued securities that were accounted for as derivative liabilities. As of December 31, 2011, the Company’s obligations related to these securities were contractually completed, resulting in the elimination of the derivative liabilities and a corresponding net decrease in their value of $423,000 during the three months ended December 31, 2011, which was recorded as non-operating income.

We received interest on cash and cash equivalents of $2,000 for the three months ended December 31, 2011 compared to $10,000 for the three months ended December 31, 2010. The decrease was due to lower cash balances and lower interest rates earned by our cash deposits. During the three months ended December 31, 2010, we also received dividends of $25,000 from an investment in a privately-held company. We did not receive dividends during the three months ended December 31, 2011.

Six Months Ended December 31, 2011 and 2010

We incurred losses of $3,153,000 and $3,827,000 for the six months ended December 31, 2011 and 2010, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations or CROs), pre-clinical study costs, cost to manufacture our drug candidates for pre-clinical and clinical studies, related party service charges paid to Novogen and salaries and other personnel costs.

Research and development expenses increased by $669,000 to $2,105,000 for the six months ended December 31, 2011 compared to $1,436,000 for the six months ended December 31, 2010. The increase is primarily due to pre-clinical work associated with the development of ME-143 and ME-344, and the commencement of Phase I clinical trials for ME-143. Additionally, costs incurred during the six months ended December 31, 2011 include salaries and benefit costs associated with employees hired during fiscal year 2011. The increase in expenses was offset in part by a decrease in costs related to the services agreement with Novogen, which was terminated effective December 31, 2010.

General and Administrative: General and administrative expenses decreased by $712,000 to $1,785,000 for six months ended December 31, 2011 compared to $2,497,000 for the six months ended December 31, 2010. The decrease primarily relates to non-recurring costs incurred during the six months ended December 31, 2010 associated with the establishment of the Company’s operations in the United States, to legal and professional fees associated with the Isoflavone Transaction with Novogen, and the elimination of expenses for administrative services provided under the services agreement with Novogen, which was terminated effective December 31, 2010.

Other income or expense: During the year ended June 30, 2011, we issued securities that were accounted for as derivative liabilities. As of December 31, 2011, the Company’s obligations related to these securities were contractually completed, resulting in the elimination of the derivative liabilities and a corresponding net decrease in their value of $1,125,000 from June 30, 2011. The decrease in value was recorded as non-operating income for the six months ended December 31, 2011. Additionally, we recorded a reversal of a prior expense of $14,000 in conjunction with amending the Series A Warrant terms, based on the fair value of the Amended Series A Warrants.

We received interest on cash and cash equivalents of $5,000 for the six months ended December 31, 2011 compared to $24,000 for the six months ended December 31, 2010. The decrease was due to lower cash balances and lower interest rates earned by our cash deposits. We also received dividends of $82,000 from a small investment in a privately-held company, during the six months ended December 31, 2010. We did not receive dividends from this investment during the six months ended December 31, 2011.

In connection with the Supplemental Agreement, we incurred financing costs in the amount of $397,000 during the six months ended December 31, 2011.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents. We believe that our existing cash balances, which were $5.0 million as of December 31, 2011, will be sufficient to fund our operations until mid-calendar year 2012. Our current business operations are focused on continuing the development of our two lead drug candidates. Specifically we intend to continue the clinical development of the drug candidate ME-143 and also to file an Investigational New Drug Application for ME-344 and, pending approval from the U.S. Food and Drug Administration, begin the clinical development of ME-344. Changes to our research or development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through the sale of equity securities. We have accumulated losses of $80.7 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. We will need additional financing to fund our operations in the future, including the continued development of our drug candidates. We intend to seek additional capital through additional equity transactions or strategic relationships; however, there can be no assurance that any such transactions will be completed. Pursuant to the terms of the May 2011 private placement, we have agreed not to offer or sell any of our or our subsidiaries’ equity securities, including securities that are convertible or exchangeable for our common stock, or to file any new registration statement, other than as required by the Amended Registration Rights Agreement between us and the investors in the May 2011 private placement, until the earlier of (i) June 18, 2012 and (ii) 90 days after the registration of all of the securities we have agreed to register pursuant to the Amended Registration Rights Agreement. The foregoing restrictions on securities issuances did not apply to certain permitted issuances, specifically an aggregate of $4,000,000 of common stock issued to Novogen in two separate private placements on September 30, 2011 and December 29, 2011. If we are unable to obtain additional funds on favorable terms or at all, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, or to cease or reduce our operations.

Sources and Uses of Our Cash

Net cash used in operations for the six months ended December 31, 2011 was $3,504,000 compared to $3,156,000 in the six months ended December 31, 2010; the increase in cash used in operations was due to an increase in expenses incurred for research and development costs.

Net cash used in investing activities of $48,000 for the six months ended December 31, 2010 was for the purchase of property and equipment. We did not use any cash in investing activities for the six months ended December 31, 2011.

Net cash provided by financing activities was $4,637,000 for the six months ended December 31, 2011. Cash raised during the six months ended December 31, 2011 reflected net proceeds of $1,094,000 raised through the issuance of common stock from the exercise of Series B warrants and $3,949,000 through the issuance of common stock to Novogen. Additionally, during the six months ended December 31, 2011, the Company paid $406,000 in financing costs. No cash was raised through, or used in, financing activities during the six months ended December 31, 2010.

Contractual Obligations

For discussion of our contractual obligations at December 31, 2011 see Note 3 to the financial statements “Commitments” in this Quarterly Report on Form 10-Q.

Corporate Developments

Nasdaq

During fiscal year 2011, we received deficiency notices from Nasdaq regarding non-compliance with the minimum stockholders’ equity and the minimum Market Value of Publicly Held Shares in accordance with Nasdaq Listing Standards for the Nasdaq Global Market. In March 2011we received a positive response from the Nasdaq Listing Qualifications Staff indicating that our request for a transfer and continued listing on the Nasdaq Capital Market had been granted. Our common stock began trading on the Nasdaq Capital Market effective with the open of business on March 16, 2011.

Under Nasdaq rules, failure to maintain minimum stockholders’ equity of $2.5 million may result in the delisting of our common stock from the Nasdaq Capital Market, in which case we would have 45 calendar days from the date of notification by Nasdaq to submit a plan to regain compliance. If the plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the original notification for us to evidence compliance with this requirement. As a result of continuing losses from operations and the recognition of other expense for the fair value of derivative liabilities related to the securities issued in the May 2011 private placement, our stockholders’ equity fell below $2.5 million as of June 30, 2011; however, as a result of our subsequent financing activities, our stockholders’ equity exceeded the $2.5 million requirement as of September 30, 2011 and December 31, 2011.

Board of Directors

On October 25, 2011, we announced the appointment of Charles V. Baltic III to our board of directors. The appointment of Mr. Baltic increased the number of board members to six and the number of independent directors to five.

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

Foreign Currency Risk

We conduct our operations principally in U.S. dollars. However, we also have some exposure to Australian dollars, Euros and British pounds. At December 31, 2011, we had not established a foreign currency hedging program. Net foreign exchange losses during the six months ended December 31, 2011 were $13,000 compared with net foreign exchange losses of $85,000 during the six months ended December 31, 2010. Foreign exchange gains and losses occur as a result of transactions in foreign currencies, and upon consolidation of MEPL, which uses U.S. dollars as its functional currency. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. We do not consider the effects of foreign currency movements to be a material risk to our financial condition.

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

PART II OTHER INFORMATION

Item 6:	Exhibits

Exhibit Index

Exhibits

10.1	Securities Subscription Agreement, dated as of December 28, 2011, between the Company and Novogen Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2011 (File No. 000-50484)).

10.2	Marshall Edwards Inc. Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2011 (File No. 000-50484)).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL EDWARDS, INC.

/s/ Daniel Gold
Daniel Gold
President and Chief Executive Officer

Date: February 9, 2012