Form 10-Q
period 2012-03-31
MARSHALL EDWARDS INC
filed 2012-05-15
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 15, 2012, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 20,498,946.

MARSHALL EDWARDS, INC.

		Page
PART I	FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Balance Sheets as of March 31, 2012 (unaudited) and June 30, 2011	3

	Consolidated Statements of Operations (unaudited) for the three months and nine months ended March 31, 2012 and 2011 and for the period from December 1, 2000 (inception) through March 31, 2012	4

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended March 31, 2012 and 2011 and for the period from December 1, 2000 (inception) through March 31, 2012	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4:	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 6:	Exhibits	19

SIGNATURES		20

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MARSHALL EDWARDS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2012	June 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,722	$3,858
Prepaid expenses and other current assets	543	272

Total current assets	3,265	4,130
Property and equipment, net	28	38

Total assets	$3,293	$4,168

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$441	$328
Accrued liabilities	1,058	921
Derivative liabilities	—	1,125

Total current liabilities	1,499	2,374

Commitments (Note 3)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized;
Series A: 1,000 shares issued and outstanding at March 31, 2012 and June 30, 2011	—	—
Series B: 742 shares issued and redeemed; none outstanding at March 31, 2012 and June 30, 2011	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized;
14,668,744 shares and 8,881,089 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	—	—
Additional paid-in-capital	84,804	79,382
Deficit accumulated during the development stage	(83,010)	(77,588)

Total stockholders’ equity	1,794	1,794

Total liabilities and stockholders’ equity	$3,293	$4,168

See accompanying notes to the unaudited consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from December 1, 2000 (Inception) through March 31,
	2012	2011	2012	2011	2012
Operating expenses:
Research and development	$(1,490)	$(298)	$(3,595)	$(1,734)	$(42,784)
License fees	—	—	—	—	(21,500)
General and administrative	(811)	(1,033)	(2,596)	(3,530)	(21,887)

Total operating expenses	(2,301)	(1,331)	(6,191)	(5,264)	(86,171)

Loss from operations	(2,301)	(1,331)	(6,191)	(5,264)	(86,171)

Other income (expense):
Fair value of derivative liabilities in excess of proceeds	—	—	—	—	(508)
Adjustments to fair value of derivative liabilities	—	—	1,139	—	1,188
Interest and dividend income	32	19	37	125	2,897
Financing costs	—	—	(406)	—	(406)
Income tax expense	—	—	(1)	—	(10)

Net loss arising during development stage	$(2,269)	$(1,312)	$(5,422)	$(5,139)	$(83,010)

Net loss per share, basic and diluted	$(.15)	$(0.18)	$(0.45)	$(0.70)
Shares used to calculate net loss per share	14,668,744	7,445,293	12,034,918	7,382,979

See accompanying notes to the unaudited consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,		Period from December 1, 2000 (Inception) through March 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss arising during the development stage	$(5,422)	$(5,139)	$(83,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	389	369	2,669
Fair value of derivative liabilities in excess of proceeds	—	—	508
Gain on adjustment to fair value of derivative liabilities	(1,139)	—	(1,188)
Financing costs	406	—	406
Depreciation	10	10	23
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(271)	(217)	(543)
Accounts payable	113	169	441
Accrued liabilities	137	242	1,058
Amounts due to related party	—	(301)	—

Net cash used in operating activities	(5,777)	(4,867)	(79,636)

Cash flows from investing activities:
Purchases of property and equipment	—	(48)	(51)

Net cash used in investing activities	—	(48)	(51)

Cash flows from financing activities:
Net proceeds from issuance of common stock	5,047	735	82,150
Net proceeds from issuance of preferred stock	—	—	665
Financing costs	(406)	—	(406)

Net cash provided by financing activities	4,641	735	82,409

Net increase/(decrease) in cash and cash equivalents	(1,136)	(4,180)	2,722
Cash and cash equivalents at beginning of the period	3,858	9,031	—

Cash and cash equivalents at end of the period	$2,722	$4,851	$2,722

See accompanying notes to the unaudited consolidated financial statements.

MARSHALL EDWARDS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

Marshall Edwards, Inc., together with its wholly-owned subsidiary Marshall Edwards Pty Ltd (“MEPL”), collectively referred to as MEI (the “Company”), is a development stage oncology company focused on the clinical development of novel therapeutics targeting cancer metabolism. The Company was incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited (“Novogen”). Marshall Edwards’ common stock is listed on the Nasdaq Capital Market under the symbol “MSHL”. As of March 31, 2012, Novogen owned approximately 58.1% of the outstanding shares of the Company’s common stock.

The Company’s drug development pipeline is derived from its isoflavone technology platform that has generated a number of compounds with anti-proliferative tumor activity. The Company’s lead drug candidates, ME-143 and ME-344, have been shown to interact with specific enzyme targets resulting in inhibition of tumor cell metabolism, a function critical for cancer cell survival.

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

Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity securities. The Company has incurred losses from operations and negative cash flows since its inception due in large part to expenditures for its research and development activities, and the Company expects to continue to incur substantial losses for the foreseeable future as it continues development of its two lead drug candidates. As a result, the Company will need to obtain additional financing to fund its operations in the future. The Company intends to obtain any additional required funding through strategic relationships, public or private equity financings, debt financings, or other arrangements. Conditions in the financial markets and other factors could have a material adverse effect on the Company’s ability to access sufficient funding on acceptable terms, or at all. If the Company cannot raise adequate additional capital, it will be required to delay, reduce the scope of, or eliminate one or more of its research or development programs. In addition, the Company may be required to relinquish some, or even all, rights to product candidates in development on less favorable terms than it would otherwise choose.

Management believes that the Company’s existing cash balances of $2.7 million as of March 31, 2012, together with the proceeds received from its Rights Offering, as defined and described under Note 6, will be sufficient to fund its operations until late-calendar year 2012. Changes in the Company’s research and development plans or other changes affecting its operating expenses may affect actual future use of existing cash resources. If the Company is unable to obtain additional funds on favorable terms or at all, the Company may be required to cease or reduce its operations.

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

Derivative Liabilities

The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded as additional paid-in capital on our consolidated balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheet at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised, amended to remove features that result in derivative liability classification, or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life, yield, and risk-free interest rate. All instruments creating derivative liability accounting treatment were settled during the quarter ended December 31, 2011, and the Company had no remaining derivative liabilities as of March 31, 2012.

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

Share-based Compensation

The fair value of each stock option granted is estimated on the grant date under the fair value method using a binomial valuation model. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the vesting period. The Company recognized share-based compensation expenses of $133,000 and $121,000 during the three months ended March 31, 2012 and 2011, respectively, and $389,000 and $369,000 during the nine months ended March 31, 2012 and 2011, respectively.

Interest and Dividend Income

Interest on cash balances is recognized when earned. Dividend revenue is recognized when the right to receive the payment is established.

Income Taxes

The Company’s income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2012 and June 30, 2011, the Company has established a valuation allowance to fully reserve its net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if management believes it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of March 31, 2012 and June 30, 2011.

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

2. Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and nine months ended March 31, 2012 and 2011. Because the Company is in a net loss position, it has excluded stock options and warrants from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented.

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

	Three Months Ended March 31,
	2012			2011
	USA	Australia	Total	USA	Australia	Total
	(in thousands)
Statement of Operations:
Income (loss) from operations	$(2,328)	$27	$(2,301)	$(1,236)	$(103)	$(1,339)
Other income	32	—	32	27	—	27

Net loss arising during development stage	$(2,296)	$27	$(2,269)	$(1,209)	$(103)	$(1,312)

	Nine Months Ended March 31,
	2012			2011
	USA	Australia	Total	USA	Australia	Total
	(in thousands)
Statement of Operations:
Income (loss) from operations	$(6,270)	$79	$(6,191)	$(3,558)	$(1,714)	$(5,272)
Other income	769	—	769	132	1	133

Net loss arising during development stage	$(5,501)	$79	$(5,422)	$(3,426)	$(1,713)	$(5,139)

	March 31, 2012			June 30, 2011
	USA	Australia	Total	USA	Australia	Total
	(in thousands)
Balance Sheet:
Segment assets	$3,293	$—	$3,293	$4,112	$56	$4,168
Segment liabilities	$(1,499)	$—	$(1,499)	$(1,294)	$(1,080)	$(2,374)

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

Transactions giving rise to expenditures amounting to $1,026,000 were made under the services agreement with Novogen during the nine months ended March 31, 2011. As the services agreement was terminated effective December 31, 2010, there were no transactions under the services agreement during the nine months ended March 31, 2012, and no amounts were due to Novogen under the agreement as of March 31, 2012.

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

On December 28, 2011, the Company entered into a Securities Subscription Agreement with Novogen, pursuant to which the Company sold to Novogen 1,941,747 shares of the Company’s common stock, at a purchase price of $1.03 per share, for gross proceeds of $2,000,000. The offering closed on December 29, 2011, and represented completion of Novogen’s $2,000,000 commitment.

6. Equity

Equity Transactions

Rights Offering

On March 26, 2012, the Company’s registration statement on Form S-1, as previously filed with the Securities and Exchange Commission on February 21, 2012 and amended on March 20, 2012, became effective. The Form S-1 was filed in connection with the Company’s rights offering (“Rights Offering”) to existing stockholders and to holders of the Company’s Series A warrants issued in connection with the May 2011 private placement. Pursuant to the Rights Offering, the Company distributed one subscription right for each share of common stock and each Series A warrant exercisable for a share of common stock to holders of record as of March 30, 2012. Each subscription right entitled the holder to purchase one Unit, which consisted of 0.5 shares of the Company’s common stock and a warrant to purchase 0.25 shares of the Company’s common stock. The subscription period expired on May 11, 2012.

For every two Units purchased in the Rights Offering, stockholders received one share of common stock for a purchase price of $0.89 per share, which represents a 10 percent discount to the volume-weighted average price of the Company’s common stock for the 30 consecutive trading days ending on, and inclusive of, March 13, 2012, and warrants to purchase one-half of one share of common stock with an exercise price of $1.19 per share, which represents a 20 percent premium to the volume-weighted average price of the Company’s common stock during the same period. The warrants are exercisable for a five-year period beginning on May 11, 2012.

The Rights Offering also included an over-subscription privilege, which entitled stockholders to purchase additional Units that remained unsubscribed at the expiration of the Rights Offering.

As described in Note 7, gross proceeds associated with the Rights Offering were $5.2 million.

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

The Supplemental Agreement also effected certain amendments to the Amended Securities Purchase Agreement, including the extension, through September 28, 2013, of the period during which the investors have the right to participate in subsequent equity offerings of the Company. In connection with the amendments described above, the Company made cash payments to the investors in an aggregate amount of $365,000, which, together with $41,000 that the Company paid in other expenses related to the Supplemental Agreement, have been classified as ‘Financing Costs’ in the Consolidated Statement of Operations.

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

The decrease in the estimated fair value of the derivative liabilities for the nine months ended March 31, 2012 resulted in other income of $1,139,000. Such decrease in the estimated fair value was primarily due to the amendment of the Series A warrant terms, the exercise of the Series B warrants in September 2011, and completion in December 2011 of the Company’s obligation to issue additional Adjustment Shares based on changes to the trading price of the Company’s common stock. Additionally, the Company recorded a gain of $14,000 in conjunction with amending the Series A warrant terms, based on the fair value of the Amended Series A Warrants, classified as ‘Adjustments to Fair Value of Derivative Liabilities’ in the Consolidated Statement of Operations.

Warrants and Options to Purchase Common Stock `

As of March 31, 2012, there were outstanding warrants to purchase 248,003 shares of the Company’s common stock at exercise prices ranging from $21.70 to $36.00 per share, which expire at various dates in calendar years 2012 and 2013, and outstanding Series A warrants and warrants issued to the Company’s placement agent for the May 2011 private placement to purchase up to 2,460,617 shares of common stock at $1.00, which expire in November 2016.

As of March 31, 2012 there were options outstanding to purchase 862,560 shares of common stock, of which 233,546 were vested, at exercise prices ranging from $0.77 to $6.30 per share. The outstanding options expire at various dates in calendar years 2014 through 2016.

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

7. Subsequent Events

In connection with the Rights Offering as described in Note 6, eligible participants exercised subscription rights to purchase 11,660,606 Units under the offering, including 8,988,675 Units purchased by Novogen. Based on the irrevocable exercise of the subscription rights, the Company issued 5,830,202 shares of common stock and warrants to purchase 2,915,152 shares upon exercise of the warrants (subject to adjustment for fractional shares). Gross proceeds of $5.2 million were received in connection with the Rights Offering. As a result, the Company’s stockholders’ equity exceeded $2.5 million as of May 15, 2012.

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

•

we are in an early stage of pre-clinical and clinical studies for our next generation product candidates on which our development plans are based; pre-clinical studies by their nature typically have a high level of risk of failure, and may not produce successful results;

•

our inability to maintain or enter into, and the risks resulting from our dependence upon, contractual arrangements necessary for the clinical development, manufacture, commercialization, marketing, sales and distribution of our product candidates;

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

These risks are not exhaustive. Our business and financial performance could also be adversely affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2011, filed on September 28, 2011, as well as factors discussed elsewhere in this report and in our other filings with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

Our business purpose is the development of drugs for the treatment of cancer. We are currently focused on the clinical development of our two lead drug candidates, ME-143 and ME-344. In May 2011, we completed the acquisition of certain assets and intellectual property, including those related to ME-143 and ME-344, from Novogen, in accordance with the terms of an Asset Purchase Agreement, dated as of December 21, 2010, between us, Novogen and Novogen Research Pty Limited. We initiated a Phase I clinical trial of intravenous ME-143 in patients with solid refractory tumors in September 2011. We received approval of our Investigational New Drug application for ME-344 in April 2012 and initiated a Phase I clinical trial of intravenous ME-344 in patients with solid refractory tumors shortly thereafter.

We believe that our existing cash balances, which were $2.7 million as of March 31, 2012, together with the proceeds received from our Rights Offering, will be sufficient to fund our operations until late-calendar year 2012. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. In any event, however, we will need additional financing to fund our operations in the future, including the continued development of our two lead drug candidates. To date, our operations have been funded primarily through the sale of equity securities. We have not generated any revenues from operations since inception other than interest and dividends from cash and investments. We have incurred losses since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2012, we had accumulated losses of $83 million since our inception in December 2000.

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

The resulting derivative liabilities were initially recorded at their estimated fair value on the date of issuance of the common stock and warrants, and were subsequently adjusted to reflect the estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded as other income or expense. The fair value of these liabilities was estimated using option pricing models that are based on the individual characteristics of the common stock, the derivative liabilities on the valuation date, probabilities related to future financings, as well as assumptions for volatility, remaining expected life, and risk-free interest rate. The option pricing models of our derivative liabilities are estimates and are sensitive to changes to inputs and assumptions used in the option pricing models. All instruments requiring derivative liability accounting treatment were settled during the quarter ended December 31, 2011. As of March 31, 2012, we had no remaining derivative liabilities.

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

Results of Operations

Three Months Ended March 31, 2012 and 2011

We incurred losses of $2,269,000 and $1,312,000 for the three months ended March 31, 2012 and 2011, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations or CROs), pre-clinical study costs, cost to manufacture our drug candidates for pre-clinical and clinical studies and salaries and other personnel costs.

Research and development expenses increased by $1,192,000 to $1,490,000 for the three months ended March 31, 2012 compared to $298,000 for the three months ended March 31, 2011. The increase is primarily due to pre-clinical work associated with the development of ME-344, and the commencement of Phase I clinical trials for ME-143.

General and Administrative: General and administrative expenses decreased by $222,000 to $811,000 for the three months ended March 31, 2012 compared to $1,033,000 for the three months ended March 31, 2011. The decrease primarily relates to the non-recurring costs incurred during the three months ended March 31, 2011 for legal and professional fees associated with the Isoflavone Transaction with Novogen.

Other income or expense: We received interest on cash and cash equivalents of $2,000 for the three months ended March 31, 2012 compared to $5,000 for the three months ended March 31, 2011. The decrease was due to lower cash balances and lower interest rates earned by our cash deposits. During the three months ended March 31, 2012, we also received dividends of $30,000 from an investment in a privately-held company, compared with dividends of $14,000 during the three months ended March 31, 2011.

Nine Months Ended March 31, 2012 and 2011

We incurred losses of $5,422,000 and $5,139,000 for the nine months ended March 31, 2012 and 2011, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations or CROs), pre-clinical study costs, cost to manufacture our drug candidates for pre-clinical and clinical studies, related party service charges paid to Novogen and salaries and other personnel costs.

Research and development expenses increased by $1,861,000 to $3,595,000 for the nine months ended March 31, 2012 compared to $1,734,000 for the nine months ended March 31, 2011. The increase is primarily due to pre-clinical work associated with the development of ME-143 and ME-344, and the commencement of Phase I clinical trials for ME-143. Additionally, costs incurred during the nine months ended March 31, 2012 and 2011 include salaries and benefit costs associated with employees hired during fiscal year 2011. The increase in expenses was offset in part by a decrease in costs related to the services agreement with Novogen, which was terminated effective December 31, 2010.

General and Administrative: General and administrative expenses decreased by $934,000 to $2,596,000 for the nine months ended March 31, 2012 compared to $3,530,000 for the nine months ended March 31, 2011. The decrease primarily relates to non-recurring costs incurred during the nine months ended March 31, 2011 associated with the establishment of the Company’s operations in the United States, to legal and professional fees associated with the Isoflavone Transaction with Novogen, and the elimination of expenses for administrative services provided under the services agreement with Novogen, which was terminated effective December 31, 2010.

Other income or expense: During the year ended June 30, 2011, we issued securities that were accounted for as derivative liabilities. As of March 31, 2012, the Company’s obligations related to these securities were contractually completed, resulting in the elimination of the derivative liabilities and a corresponding net decrease in their value of $1,125,000 from June 30, 2011. The decrease in value was recorded as non-operating income for the nine months ended March 31, 2012. Additionally, during the nine months ended March 31, 2012, we recorded a reversal of a prior expense of $14,000 in conjunction with the amendment of the Series A Warrant terms pursuant to the Supplemental Agreement, based on the fair value of the Amended Series A Warrants.

We received interest on cash and cash equivalents of $7,000 for the nine months ended March 31, 2012 compared to $29,000 for the nine months ended March 31, 2011. The decrease was due to lower cash balances and lower interest rates earned by our cash deposits. We also received dividends of $30,000 from a small investment in a privately-held company, during the nine months ended March 31, 2012 compared with $96,000 from this investment during the nine months ended March 31, 2011.

In connection with the Supplemental Agreement, we incurred financing costs in the amount of $406,000 during the nine months ended March 31, 2012.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents. We believe that our existing cash balances, which were $2.7 million as of March 31, 2012 together with the proceeds received from our Rights Offering, will be sufficient to fund our operations until late-calendar year 2012. Our current business operations are focused on continuing the development of our two lead drug candidates. Specifically we intend to continue the clinical development of the drug candidate ME-143 and to begin the clinical development of ME-344 in May 2012. Changes to our research or development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through the sale of equity securities. We have accumulated losses of $83 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future.

We will need additional financing to fund our operations in the future, including the continued development of our drug candidates. We intend to seek additional capital through additional equity transactions or strategic relationships; however, there can be no assurance that any such transactions will be completed. Pursuant to the terms of the May 2011 private placement, we have agreed not to offer or sell any of our or our subsidiaries’ equity securities, including securities that are convertible or exchangeable for our common stock, or to file any new registration statement, other than as required by the Amended Registration Rights Agreement between us and the investors in the May 2011 private placement, until the earlier of (i) June 18, 2012 and (ii) 90 days after the registration of all of the securities we have agreed to register pursuant to the Amended Registration Rights Agreement. The foregoing restrictions on securities issuances did not apply to certain permitted issuances, specifically an aggregate of $4,000,000 of common stock issued to Novogen in two separate private placements on September 30, 2011 and December 29, 2011. We obtained a waiver from the investors in the May 2011 private placement to conduct the Rights Offering, which resulted in gross proceeds of $5.2 million in May 2012. If we are unable to obtain additional funds on favorable terms or at all, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, or to cease or reduce our operations.

Sources and Uses of Our Cash

Net cash used in operations for the nine months ended March 31, 2012 was $5,777,000 compared to $4,867,000 in the nine months ended March 31, 2011; the increase in cash used in operations was due to an increase in expenses incurred for research and development costs.

Net cash used in investing activities of $48,000 for the nine months ended March 31, 2011 was for the purchase of property and equipment. We did not use any cash in investing activities for the nine months ended March 31, 2012.

Net cash provided by financing activities was $4,641,000 for the nine months ended March 31, 2012. Cash raised during the nine months ended March 31, 2012 reflected net proceeds of $1,094,000 raised through the issuance of common stock from the exercise of Series B warrants and $3,953,000 through the issuance of common stock to Novogen. Also, in connection with the Supplemental Agreement, during the nine months ended March 31, 2012, the Company paid $406,000 in financing costs. Additionally, we raised $5.2 million in gross proceeds through our Rights Offering which we consummated in May 2012.

Contractual Obligations

For a discussion of our contractual obligations at March 31, 2012 see Note 3 to the financial statements “Commitments” in this Quarterly Report on Form 10-Q.

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

Under Nasdaq rules, failure to maintain minimum stockholders’ equity of $2.5 million may result in the delisting of our common stock from the Nasdaq Capital Market, in which case we would have 45 calendar days from the date of notification by Nasdaq to submit a plan to regain compliance. If the plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the original notification for us to evidence compliance with this requirement. As a result of continuing losses from operations, our stockholders’ equity fell below $2.5 million as of March 31, 2012. The gross proceeds of $5.2 million received in connection with the Rights Offering increased our stockholders’ equity above $2.5 million as of May 15, 2012.

On March 27, 2012, the Company received notice from Nasdaq stating that, based on the closing bid price for the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Rule 5550(a)(2). The notification letter states that the Company will be afforded a grace period of 180 calendar days, or until September 24, 2012, to regain compliance with the minimum bid price requirement in accordance with Nasdaq Rule 5810(c)(3)(A). In order to regain compliance, shares of the Company’s common stock must maintain a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the grace period. In the event the Company does not regain compliance during the initial 180 calendar day grace period, the Company may be eligible for additional time to demonstrate compliance with the minimum bid price requirement if it continues to meet certain other Nasdaq listing requirements.

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

Foreign Currency Risk

We conduct our operations principally in U.S. dollars. However, we also have some exposure to Australian dollars, Euros and British pounds. At March 31, 2012, we had not established a foreign currency hedging program. Net foreign exchange losses during the nine months ended March 31, 2012 were $17,000 compared with net foreign exchange losses of $104,000 during the nine months ended March 31, 2011. Foreign exchange gains and losses occur as a result of transactions in foreign currencies, and upon consolidation of MEPL, which uses U.S. dollars as its functional currency. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position. We do not consider the effects of foreign currency movements to be a material risk to our financial condition.

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

PART II OTHER INFORMATION

Item 6:	Exhibits

Exhibit Index

Exhibits

4.1	Form of Subscription Agent Agreement between the Company and Computershare, Inc. (incorporated by reference to Exhibit 4.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

4.2	Form of Information Agent Agreement between the Company and Georgeson, Inc. (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

4.3	Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

4.4	Form of Warrant Agreement between the Company and Computershare, Inc. (incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL EDWARDS, INC.

/s/ Daniel P. Gold
Daniel Gold
President and Chief Executive Officer

Date: May 15, 2012