Form 10-K
period 2012-06-30
MEI Pharma, Inc.
filed 2012-09-18
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

OR

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-50484

MEI Pharma, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $3.1 million as of June 30, 2012, based on the closing price of the registrant’s Common Stock as reported on the NASDAQ Capital Market on such date.

As of September 17, 2012, there were 21,673,482 shares of the registrant’s common stock, par value $0.00000002 per share, outstanding.

MEI PHARMA, INC.

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

In this Annual Report on Form 10-K, “MEI Pharma,” “we,” “us” and “our” refer to MEI Pharma, Inc. and our wholly owned subsidiary Marshall Edwards Pty Ltd. (“MEPL”), which was dissolved in April 2012, on a consolidated basis, unless the context otherwise provides.

PART I

Item 1.	Business

Overview

MEI Pharma, Inc. (formerly Marshall Edwards Inc.) is a development-stage oncology company focused on the clinical development of novel small molecules for the treatment of cancer. We were incorporated in Delaware in 2000 as a wholly owned subsidiary of Novogen Limited (“Novogen”). Our common stock is listed on the Nasdaq Capital Market and was previously listed under the symbol “MSHL” through June 30, 2012. On July 2, 2012, in conjunction with the change of our corporate name to MEI Pharma, Inc., our common stock began trading under the symbol “MEIP”. As of September 17, 2012, Novogen owned approximately 60% of the outstanding shares of our common stock, as well as all of the outstanding shares of our Series A Convertible Preferred Stock. Please refer to “Relationship with Novogen” below for a discussion of Novogen’s announcement regarding a potential distribution of its MEI Pharma shares to its shareholders.

Our business purpose is the development of drugs for the treatment of cancer. We are currently focused on the clinical development of our three lead drug candidates, ME-143, ME-344 and Pracinostat. In May 2011, we completed the acquisition of certain assets and intellectual property, including those related to ME-143 and ME-344, from Novogen, in accordance with the terms of an Asset Purchase Agreement, dated as of December 21, 2010, between us, Novogen and Novogen Research Pty Limited. In August 2012, we completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*BIO Pte Ltd (“S*Bio”).

We believe that our existing cash balances, which were approximately $6.2 million as of June 30, 2012, will be sufficient to fund our operations until early calendar year 2013. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. In any event, however, we intend to pursue one or more capital raising transactions, whether through the sale of equity securities or the entry into strategic partnerships, in order to continue the development of our lead drug candidates and financing to fund our operations in the future. If we are unable to obtain additional funds on favorable terms or at all, we may be required to reduce or cease our operations.

Clinical Development Programs

Our clinical development pipeline includes two isoflavone-based drug candidates ME-143 and ME-344, and a histone deacetylase (HDAC) inhibitor drug candidate, Pracinostat. ME-143 and ME-344 are derived from an isoflavone technology platform that has generated a number of compounds with anti-tumor activity in laboratory studies. These compounds have been shown to interact with specific targets resulting in the inhibition of tumor metabolism, a function critical for cancer cell survival. Our focus in this program is on two families of compounds with related but distinct mechanisms of action: NADH oxidase inhibitors and mitochondrial inhibitors.

Pracinostat is a selective inhibitor of a group of enzymes called histone deacetylases. HDACs belong to a larger set of proteins collectively known as epigenetic regulators that can alter gene expression by chemically modifying DNA or its associated chromosomal proteins. Abnormal activity of these regulators is believed to play an important role in cancer and other diseases.

NADH Oxidase Inhibitor Program

Our most advanced program is a family of isoflavone compounds that includes Phenoxodiol, our first-generation compound that has been investigated in multiple human clinical studies, and our next-generation compound and lead drug candidate ME-143. ME-143 in particular has demonstrated robust anti-tumor activity in pre-clinical laboratory studies and is currently under evaluation in human clinical studies.

First Generation: Phenoxodiol

Phenoxodiol has been administered to more than 400 patients in clinical studies via oral or intravenous routes and appears to be well tolerated with an acceptable toxicity profile. In a Phase II clinical trial of intravenously administered Phenoxodiol in combination with platinum-based chemotherapy in women with recurrent ovarian cancer, a clinical response was observed in 19% of patients (three out of 16). These results were published in the May 2011 issue of International Journal of Gynecological Cancer. However, in a randomized, placebo controlled Phase III clinical trial of orally administered Phenoxodiol in combination with platinum-based chemotherapy in women with advanced ovarian cancer resistant or refractory to platinum-based drugs , a clinical response was observed in less than 1% of patients (one out of 142).

Pharmacokinetic studies suggest that significantly higher blood plasma levels of active drug are measured when isoflavone compounds are administered intravenously versus orally. As a result of these findings and our clinical experience to date, we are actively pursuing the clinical development of our next-generation isoflavone compounds using an intravenous formulation.

Lead Drug Candidate: ME-143

ME-143 is a next-generation analogue of Phenoxodiol. Pre-clinical laboratory studies show that ME-143 demonstrates enhanced anti-tumor activity against a broad range of tumor cell lines when used alone or in combination with platinum-based chemotherapy when compared to Phenoxodiol. As a result, ME-143 was selected as our lead drug candidate for the NADH oxidase inhibitor program.

In September 2011, we initiated a Phase I open label, multicenter, dose escalation trial of ME-143 in patients with refractory solid tumors following the approval of an Investigational New Drug (IND) application by the U.S. Food and Drug Administration (FDA). This clinical trial, conducted in collaboration with the Sarah Cannon Research Institute, was designed to evaluate the safety and tolerability of intravenous ME-143 and to characterize its pharmacokinetic profile.

Results from our Phase I clinical trial of intravenous ME-143 were presented at the American Society of Clinical Oncology Annual Meeting in June 2012. A total of 15 patients were enrolled in escalating dose cohorts of 2.5 mg/kg, 5 mg/kg, 10 mg/kg and 20 mg/kg. With the exception of a serious infusion reaction in one patient at the highest dose level, ME-143 was generally well tolerated with minimal toxicity in heavily treated patients. The maximum tolerated dose was defined as 20 mg/kg. In addition, the pharmacokinetic profile of intravenous ME-143 resulted in drug levels that were approximately 30 times higher than the expected exposure of intravenous Phenoxodiol in the Phase II trial in combination with platinum-based chemotherapy in women with platinum-resistant ovarian cancer.

We are now preparing for a randomized, placebo-controlled Phase II clinical trial of intravenous ME-143 in combination with gemcitabine and carboplatin, a platinum-based chemotherapy, in women with triple-negative breast cancer. Triple-negative breast cancer accounts for 10-20% of all breast cancers and refers to a subgroup of breast cancers that do not express estrogen receptors, progesterone receptors or human epidermal growth factor receptor 2 (HER2). Therefore, women with triple-negative breast cancer generally do not respond to targeted therapies, leaving chemotherapy as a standard treatment option. We expect to begin enrolling patients in this trial during the first quarter of calendar year 2013.

Mitochondrial Inhibitor Program

Our mitochondrial inhibitor program consists of a family of compounds that includes NV-128, our first-generation compound that has shown activity against a broad range of cancers in laboratory research studies, including chemotherapy-resistant ovarian cancer cell lines, and our next-generation compound and lead drug candidate ME-344. ME-344 appears to be significantly more active than NV-128 in pre-clinical studies and is currently being investigated in human clinical studies.

First Generation: NV-128

NV-128 is a novel mitochondrial inhibitor which has been shown in pre-clinical laboratory studies to disrupt mitochondrial function and induce cancer cell death by two distinct mechanisms; 1) through the induction of DNA fragmentation, and 2) through the process of destructive autophagy. Structurally, NV-128 is an analogue of Phenoxodiol, but, in contrast, uses different molecular mechanisms to promote the death of cancer cells.

NV-128 has shown activity in pre-clinical models against a broad range of cancers. Treatment of cancer cells with NV-128 induces a rapid loss of cellular energy resulting in the inhibition of both mammalian target of rapamycin (mTOR1 and mTOR2) pathways, which are suggested to be central to the aberrant proliferative capacity of both mature cancer cells and cancer stem cells. Results from an ongoing collaboration with Dr. Gil Mor at the Yale University School of Medicine’s Department of Obstetrics, Gynecology and Reproductive Sciences, have demonstrated that NV-128 is active against chemotherapy-resistant ovarian tumor cells. In April 2011, his colleague Dr. Ayesha Alvero presented data at the American Association for Cancer Research Annual Meeting from a pre-clinical study of NV-128 demonstrating its ability to induce mitochondrial instability, ultimately leading to cell death in otherwise chemotherapy-resistant ovarian cancer stem cells. These results were later published in the August 2011 issue of Molecular Cancer Therapeutics.

Lead Drug Candidate: ME-344

ME-344 is a next-generation analogue and active metabolite of NV-128 that has demonstrated superior anti-tumor activity against a broad panel of human cancer cell lines compared to NV-128 in pre-clinical studies.

We received FDA approval of an IND application for ME-344 in April 2012 and initiated a Phase I clinical trial of intravenous ME-344 in patients with solid refractory tumors shortly thereafter.

The Phase I clinical trial is evaluating the safety and tolerability of intravenous ME-344 in escalating dose cohorts of 1.2 mg/kg, 2.5 mg/kg, 5 mg/kg, 10 mg/kg and 20 mg/kg. In addition, the trial is designed to characterize the pharmacokinetic profile of ME-344 and describe any preliminary clinical anti-tumor activity observed. Patients in the trial are administered intravenous infusions of ME-344 once weekly for three weeks and, after safety assessment, may continue weekly dosing if a clinical benefit is determined. The trial is expected to enroll up to 24 patients with final safety and pharmacokinetic data expected in the second quarter of calendar year 2013.

HDAC Inhibitor Program

In August 2012, we acquired exclusive worldwide rights to a number of HDAC inhibitors, including Pracinostat, a potential best-in-class compound with activity against a validated target. The acquisition of Pracinostat broadens our potential addressable market in oncology with applications in both hematologic disorders and solid tumors.

Lead Drug Candidate: Pracinostat

Pracinostat is an orally available selective inhibitor of a group of enzymes called histone deacetylases (HDAC). There are currently two HDAC inhibitors – one oral and one injectable – approved by the FDA for the treatment of T-cell lymphoma. Pracinostat has been tested in more than 150 patients in multiple Phase I and signal-seeking Phase II clinical trials and found to be generally well tolerated with readily manageable side effects often associated with drugs of this class, including fatigue. The results of these studies suggest that Pracinostat has potential best-in-class pharmacokinetic properties when compared to other oral HDAC inhibitors.

Pracinostat has demonstrated clinical evidence of single-agent activity, including studies in patients with advanced hematologic disorders such as acute myeloid leukemia and myelodysplastic syndrome. The results of these studies were presented at the 2010 American Society of Hematology meetings. In addition, data from a Phase II clinical trial of oral Pracinostat showed activity in heavily pre-treated patients with intermediate or high-risk myelofibrosis, with two patients showing a clinical improvement. These results are scheduled for publication in the September 2012 issue of Leukemia Research.

Pracinostat has also shown evidence of activity when used in combination with a wide range of therapies in clinical and pre-clinical studies. Recently published pre-clinical data in the May 2012 issue of Blood Cancer Journal demonstrated synergistic activity when Pracinostat was combined with Pacritinib, an experimental Janus kinase 2 (JAK2) inhibitor.

We plan to initiate a randomized Phase II clinical trial of Pracinostat in combination with standard-of-care in at least one hematologic disorder toward the middle of calendar year 2013.

Scientific Overview

Isoflavone-based Programs

Our Company was originally formed to develop novel cancer therapeutics based on a group of compounds known as isoflavones. More than 400 new chemical structures were created based on the central design of these naturally occurring plant isoflavones. We believe that some of these synthetic compounds, including lead drug candidates ME-143 and ME-344, interact with specific enzyme targets, resulting in the inhibition of tumor cell metabolism, a function critical for the survival of cancer cells.

Phenoxodiol

The mechanism of action for our first-generation NADH oxidase inhibitor, Phenoxodiol, is suggested, in part, by a discovery from a research team at Purdue University in Indiana. This team has a long-standing research interest in a family of cell surface proteins that are involved in electron transport across the cell membrane enabling hydrogen ion (proton) export at a controlled rate. This function is so fundamental to normal cell function and viability that any loss of function of these proton pumps will disrupt a wide range of biochemical processes. One of the key components of this proton pump mechanism is a family of cell surface proteins known as NADH oxidases. These proteins are situated on the outside of the cell membrane of all living matter and regulate the flow of waste hydrogen across the cell membrane. The laboratory studies at Purdue University have shown that a variant form of the surface oxidase, which promotes more rapid hydrogen export, is preferentially expressed on cancer cells, although similar oxidase activity has been identified on small numbers of non-cancer cells undergoing rapid cell division.

Phenoxodiol and our next-generation NADH oxidase inhibitor, ME-143, are able to bind to and inhibit the activity of these oxidase variants, with the resulting inhibition of hydrogen ion removal (H+ efflux) from these cells. This inhibition leads to an extensive disruption to cell signaling pathways and to eventual inhibition of cell proliferation and activation of apoptosis, the process of programmed cell death by which a cell dies naturally. Phenoxodiol and ME-143 appear to have little or no effect on the form of oxidase present on normal healthy cells, providing an explanation for how Phenoxodiol selectively targets cancer cells. Independent research at the Malaghan Institute of Medical Research at Victoria University in New Zealand has confirmed that Phenoxodiol and ME-143 inhibit plasma membrane electron transport in cancer cells, as well as in some other dividing cells.

Other laboratory studies at The Hanson Institute Centre for Cancer Research at Royal Adelaide Hospital in Australia have demonstrated potent anti-tumor and anti-angiogenic (i.e., prevention of blood vessel formation) properties of Phenoxodiol. These properties of Phenoxodiol are associated with down regulation of a key signal transduction molecule, sphingosine kinase. Sphingosine kinase is a terminal component of the plasma membrane sphingomyelin pathway leading to the formation of sphingosine-1-phosphate (S1P), a bioactive lipid and a key pro-survival secondary messenger acting via the signal transduction protein kinase, Akt. Two important biological outcomes resulting from the down regulation of sphingosine kinase are (i) cytostasis (i.e., the prevention of the growth and multiplication of cells) through p53-independent induction of the cell cycle regulatory protein, p21WAF1/CIP1, and (ii) apoptosis (i.e., programmed cell death) through inhibition of phosphorylation (i.e., addition of a phosphate group) of the anti-apoptotic factors, XIAP (inhibitor of apoptosis protein) and FLIPshort (caspase-8 inhibitory protein). These processes facilitate activation of executioner caspases (proteins that cause the cell to undergo programmed cell death) and restore the activity of the Fas ligand (FasL) family of death receptors. Researchers at Purdue University have shown this effect may be a consequence of the interaction between Phenoxodiol and the surface oxidase on cancer cells.

These findings are relevant because of results from laboratory studies at Yale University that have revealed that the killing effect of Phenoxodiol on cancer cells occurs through the loss of the ability of the tumor cell to manufacture anti-apoptotic proteins such as XIAP and c-FLIP. Collectively, these third party studies provide a rational mechanism of action of Phenoxodiol, starting with the inhibition of surface oxidase, leading in turn to the loss of intracellular S1P, and eventually to the loss of anti-apoptotic proteins.

Laboratory studies conducted in collaboration with Yale University suggest one mechanism by which this chain of biochemical events following exposure of tumor cells to Phenoxodiol may also explain how Phenoxodiol is able to sensitize tumor cells to standard anti-cancer drugs such as platinums, gemcitabine and taxanes, on the basis that FLIPshort protein is responsible for inhibiting the sensitivity of the FasL protein (death receptor) to the toxic signaling mediated via these drugs.

Phenoxodiol appears to restore sensitivity to these drugs in cells such as ovarian cancer cells that have acquired resistance. In addition, pre-treatment of tumor cells with Phenoxodiol considerably increases the sensitivity of non-resistant tumor cells to the cytotoxic effects of standard chemotherapy drugs in laboratory research studies. These effects are achieved without increasing the cellular toxicity of the standard chemotherapy drugs to non-tumor-cells.

Our lead drug candidates ME-143 and ME-344 are analogues of Phenoxodiol, but exhibit some differences from Phenoxodiol. In parallel with Phenoxodiol, these drug candidates display pre-clinical anti-cancer activity across a broad range of tumor types, high selectivity for cancer cells, and the ability to chemosensitize tumor cells to the cytotoxic effects of most standard chemotoxic drugs. However, these drug candidates differ from Phenoxodiol in inducing cell death by both caspase-dependent and caspase-independent mechanisms.

Triphendiol

Triphendiol is a derivative of Phenoxodiol and prodrug of our lead drug candidate ME-143. Preliminary laboratory screening studies identified Triphendiol as a candidate for drug development based on a favorable toxicity profile against normal cells and broad activity against cancer cells. Triphendiol was studied in two Phase I human clinical trials in Australia and demonstrated an acceptable safety and pharmacokinetic profile. Results from pre-clinical studies of Triphendiol demonstrating its anti-proliferative activity in pancreatic cancer cells as both a monotherapy and as a chemosensitizer were published in the August 2011 issue of Anti-Cancer Drugs.

ME-143

ME-143 is an active metabolite that is produced when Triphendiol is introduced in vivo. ME-143 is a highly potent, pan acting investigational anti-cancer drug that demonstrates superior anti-tumor activity against a broad range of tumor cell lines compared to both Phenoxodiol and Triphendiol. In addition to being more active as a single agent, ME-143 appears to be superior in its ability to synergize with platinum-based chemotherapies, including cisplatin and carboplatin. In addition, in pre-clinical studies, ME-143 has been found to be active against all melanoma cell lines tested to date and is able to sensitize cell lines to the standard of care drug, dacarbazine, as well as to platinum-based chemotherapies. ME-143 is currently under evaluation in human clinical trials.

NV-128

NV-128 is an analogue of Phenoxodiol but appears to interact with a distinct target protein in the tumor cell. The proposed target for NV-128 is found in the tumor cell mitochondria, the specialized area in the cell that produces energy in the form of adenosine triphosphate (ATP). When NV-128 interacts with its target, a rapid reduction in ATP occurs, which leads to a cascade of biochemical events within the cell and ultimately to cell death. One outcome that is believed to be critical for cell death induction by NV-128 is the disruption of both mammalian target of rapamycin (mTOR1 and mTOR2) pathways. In cancer cells, the mTOR protein is involved in enhancing tumor growth and may be associated with resistance to chemotherapeutic drugs. Inhibition of both mTOR pathways appears to shut down many of the cellular survival pathways of cancer cells. NV-128 has demonstrated broad activity against a panel of human cancer cell lines both as a single agent and as a chemosensitizing agent. Proof-of-concept xenograft studies in animals have confirmed that NV-128 retards non-small cell lung carcinoma (NSCLC) and ovarian tumor proliferation.

NV-128 disrupts internal cell signaling, and also induces changes in mitochondrial membranes. Results from ongoing laboratory research studies conducted in collaboration with the Department of Obstetrics, Gynecology, and Reproductive Sciences at the Yale School of Medicine demonstrate that NV-128 is active against chemotherapy-resistant ovarian tumor stem cells. In April 2011, at the American Association for Cancer Research Annual Meeting, Dr. Alvero from the Yale School of Medicine presented pre-clinical data demonstrating the ability of NV-128 to induce mitochondrial instability, ultimately leading to cell death in chemotherapy-resistant ovarian cancer stem cells. This cell death was associated with the activation of the MEK/ERK pathway leading to mitochondrial depolarization and DNA fragmentation. The study further characterized the mechanism of action of NV-128 and demonstrated that NV-128 also promotes a state of cellular starvation, resulting in the activation of the AMP kinase pathway, leading to inhibition of both mTOR pathways and the induction of destructive autophagy.

ME-344

We have identified the active metabolite of NV-128, a compound named ME-344, which in laboratory studies has demonstrated enhanced activity against a panel of human tumor cell lines compared to NV-128. We completed the necessary pre-clinical animal toxicity studies to support submission of an IND application during the first quarter of 2012. We received FDA approval of the IND application in April 2012 and initiated a Phase I clinical trial of intravenous ME-344 in patients with solid refractory tumors shortly thereafter.

HDAC Program

Histone deacetylases (HDACs) play a key role in epigenetic regulation of gene expression by regulating chromatin structure. Acetylation of positively charged lysine residues present in histone proteins by the histone acetyltransferase (HATs) reduces the affinity between histones and negatively charged DNA, resulting in the opening of the chromatin structure. This makes it easier for the transcriptional machinery to access the DNA, enhancing RNA transcription. Conversely, deacetylation by the HDACs closes the chromatin structure leading to a repression of gene transcription. In normal cells, HDACs and HATs together control histone acetylation levels to maintain a balance. In diseases such as cancer, this regulation can be disturbed. HDAC inhibitors cause accumulation of acetylated histones, enhance transcription and result in changes of a variety of cellular responses including differentiation, proliferation, migration, survival and response to metabolic and hypoxic stress. Tumor cells are more susceptible than normal cells to the anti-proliferative and pro-apoptotic effects of HDAC inhibitors.

There are currently two HDAC inhibitors – one oral and one injectable – approved by the FDA for the treatment of T-cell lymphoma. Other HDAC inhibitors have been evaluated in clinical trials as single agents and in combination with chemotherapy for various hematologic disorders, including acute myeloid leukemia, myelodysplastic syndrome (MDS) and myelofibrosis, as well as for solid tumors.

Pracinostat

Our lead drug candidate in this program, Pracinostat, is an orally available, potent and selective HDAC inhibitor with improved physicochemical, pharmaceutical and pharmacokinetic properties when compared to other compounds of this class, including increased bioavailability and increased half-life.

Pracinostat has been tested in more than 150 patients in multiple Phase I and exploratory Phase II clinical trials and found to be generally well tolerated with readily manageable side effects often associated with drugs of this class, including fatigue. Results from these studies that were presented at the 2010 American Society of Hematology meetings.have demonstrated clinical evidence of single-agent activity, including studies in patients with advanced hematologic disorders such as acute myeloid leukemia and myelodysplastic syndrome. In addition, data from a Phase II clinical trial of oral Pracinostat showed single-agent activity in heavily pre-treated patients with intermediate or high-risk myelofibrosis, with two patients showing clinical improvement. These results are scheduled for publication in the September 2012 issue of Leukemia Research.

Pracinostat has also shown evidence of activity when used in combination with a wide range of therapies in clinical and pre-clinical studies. Encouraging preliminary results were observed in a Phase I clinical trial of Pracinostat in combination with Vidaza® in patients with MDS. In addition, recently published pre-clinical data in the May 2012 issue of Blood Cancer Journal demonstrated synergistic activity when Pracinostat was combined with Pacritinib, an experimental JAK2 inhibitor.

Competition

The marketplace for our drug candidates is highly competitive. A number of other companies have products or drug candidates in various stages of pre-clinical or clinical development that are intended for the same therapeutic indications for which our drug candidates are being developed. Some of these potential competing drugs are further advanced in development than our drug candidates and may be commercialized sooner. Even if we are successful in developing effective drugs, our drug candidates may not compete successfully with products produced by our competitors.

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

Relationship with Novogen

We are 60% owned by Novogen as of September 17, 2012. Novogen also owns 1,000 shares of our Series A Convertible Preferred Stock which are initially convertible into 4,827,000 shares of our common stock, which would increase Novogen’s ownership percentage to 67%. Historically, we licensed from Novogen the rights to Novogen patents and applications for our lead isoflavone-based drug candidates, as well as other compounds. Additionally, Novogen historically provided research and development services and administrative and finance services to us under service agreements. The license agreements were terminated in May 2011 in conjunction with our purchase of a portfolio of isoflavone-related assets from Novogen, which we refer to as the “Isoflavone Transaction”. The service agreements were terminated in December 2010.

On July 27, 2012, Novogen announced that it had entered into a merger agreement with Kai Medical, a U.S.- based company, incorporated in Delaware. The agreement is subject to Novogen shareholder approval. In addition to the merger agreement with Kai Medical, Novogen announced that, subject to shareholder approval, it will undertake a capital reduction and in specie distribution to the Novogen shareholders of the shares of the Company that it owns. This distribution will allow Novogen shareholders to own their proportionate share of the the Company’s common stock now held by Novogen.

Intellectual Property

We own worldwide rights to all of our drug candidates. We have acquired patents and patent applications from Novogen which relate to a large family of compounds with potentially broad ranging therapeutic effects. We refer to patents and patent applications collectively as intellectual property (IP).We anticipate that this IP will be useful in our efforts to develop, market and commercialize the isoflavonoid compounds, including ME-143 and ME-344, as anti-cancer agents.

In December 2011, the U.S. Patent and Trademark Office (USPTO) issued a new patent covering a number of our isoflavone-based compounds, including ME-143 and ME-344, and their pharmaceutical compositions until March 2027. In January 2012, we announced the issuance of a new method of use patent covering our mitochondrial inhibitor compounds, including ME-344, for the treatment of cancer. Similarly, in April 2012, the USPTO issued a method patent covering ME-143 for use in treating cancer. Each of the new method of use patents are expected to provide protection until September 2025.

We have also recently acquired IP from S*Bio relating to a family of heterocyclic compounds that inhibit histone deacetylases (HDAC). The USPTO has issued two patents covering a number of these heterocyclic-based compounds, including Pracinostat, and their pharmaceutical compositions, with patent expiration dates starting in 2026. We anticipate that this IP will be useful in our efforts to develop, market and commercialize the HDAC inhibitor compounds, including Pracinostat, as anti-cancer agents. Our intellectual property portfolio now includes 18 issued U.S. patents and more than 150 issued foreign patents.

As most patent applications in the U.S. are maintained as confidential until published by the U.S. Patent Trade Office at 18 months from filing for all cases filed after November 29, 2000, or at issue, for cases filed prior to November 29, 2000 we cannot be certain that we or Novogen were the first to make the inventions covered by the patents and applications referred to above. Additionally, publication of discoveries in the scientific or patent literature often lags behind the actual discoveries. Moreover, pursuant to the terms of the Uruguay Round Agreements Act, patents filed on or after June 8, 1995 have a term of twenty years from the date of such filing except for provisional applications, irrespective of the period of time it may take for such patent to ultimately issue. This may shorten the period of patent protection afforded to therapeutic uses of ME-143, ME-344 or Pracinostat, as patent applications in the biopharmaceutical sector often take considerable time to issue. However, in some countries the patent term may be extended.

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

The pharmaceutical industry is highly competitive and patents may have been applied for by, and issued to, other parties relating to products competitive with ME-143, ME-344 or Pracinostat. Use of these compounds and any other drug candidates may give rise to claims that they infringe the patents or proprietary rights of other parties, existing now and in the future. An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. We cannot be sure that any license required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we may encounter delays in product market introductions, or may find that the development, manufacture or sale of products requiring such licenses may be precluded. We have not conducted any searches or made any independent investigations of the existence of any patents or proprietary rights of other parties.

Research and Development

The objective of our research and development program is the generation of data sufficient to achieve regulatory approval of our drug candidates in one or more dosage forms in major markets such as the U.S. and/or to allow us to enter into a commercial relationship with another party. The data are generated by our pre-clinical studies and clinical trial programs.

The key aspects of the research and development program are to provide more complete characterization of the following:

•	the relevant molecular targets of action of our drug candidates;

•	the relative therapeutic benefits and indications for use of our drug candidates as a monotherapy or as part of combinational therapy with other chemotherapy;

•	the most appropriate cancer targets for ME-143, ME-344 and Pracinostat; and

•	the relative therapeutic indications for use of different dosage forms of our drug candidates.

Research and development expenses were $4,915,000 for the year ended June 30, 2012 and $2,115,000 for the year ended June 30, 2011. Research and development costs incurred from inception through June 30, 2012 were $44.1 million.

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

We cannot be certain that we will successfully complete clinical testing of our products within any specific time period, if at all. Furthermore, the FDA, the IRB or we may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

Each NDA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, and its amendments. According to the FDA’s fee schedule, effective on October 1, 2011 for the fiscal year 2012, the user fee for an application requiring clinical data, such as an NDA, is $1,841,500. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual product fee for prescription drugs and biologics ($98,970), and an annual establishment fee ($520,100) on facilities used to manufacture prescription drugs and biologics. A written request can be submitted for a waiver for the application fee for the first human drug application that is filed by a small business, but there are no waivers for product or establishment fees. We are not at the stage of development with our products where we are subject to these fees, but they are significant expenditures that may be incurred in the future and must be paid at the time of application submissions to FDA.

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

The FDCA includes provisions designed to facilitate the development and expedite the review of drugs and biological products intended for treatment of serious or life-threatening conditions that demonstrate the potential to address unmet medical needs for such conditions. These provisions set forth a procedure for designation of a drug as a “fast track product”. The fast track designation applies to the combination of the product and specific indication for which it is being studied. A product designated as fast track is ordinarily eligible for additional programs for expediting development and review, but products that are not in fast track drug development programs may also be able to take advantage of these programs. These programs include priority review of NDAs and accelerated approval. Drug approval under the accelerated approval regulations may be based on evidence of clinical effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. A post-marketing clinical study will be required to verify clinical benefit, and other restrictions to assure safe use may be imposed. We do not currently have fast track designation for any of our clinical programs. If we should seek such designation for any of our programs, however, we cannot be assured that it will be granted by the FDA.

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

The Best Pharmaceuticals for Children Act, or BPCA, signed into law on January 4, 2002, was reauthorized and amended by the FDA Amendments Act of 2007 or FDAAA. The reauthorization of BPCA provides an additional six months of patent protection to NDA applicants that conduct acceptable pediatric studies of new and currently-marketed drug products for which pediatric information would be beneficial, as identified by FDA in a Pediatric Written Request. The Pediatric Research Equity Act, or PREA, signed into law on December 3, 2003, also was reauthorized and amended by FDAAA. The reauthorization of PREA requires that most applications for drugs and biologics include a pediatric assessment (unless waived or deferred) to ensure the drugs' and biologics' safety and effectiveness in children. Such pediatric assessment must contain data, gathered using appropriate formulations for each age group for which the assessment is required, that are adequate to assess the safety and effectiveness of the drug or the biological product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the drug or the biological product is safe and effective. The pediatric assessments can only be deferred provided there is a timeline for the completion of such studies. The FDA may waive (partially or fully) the pediatric assessment requirement for several reasons, including if the applicant can demonstrate that reasonable attempts to produce a pediatric formulation necessary for that age group have failed. The Food and Drug Administration Safety and Innovation Act (FDASIA) signed into law on July 9, 2012, permanently renewed and strengthened BPCA and PREA.

Orphan Drug Act

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances. Our products may not be eligible for orphan drug status or be designated as orphan drugs. Even if designated as orphan drugs, our products may not be approved before other applications or granted orphan drug exclusivity if approved.

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

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or a national procedure. Under the centralized procedure, a single application to the European Medicines Agency (EMA) leads to an approval granted by the European Commission which permits the marketing of the product throughout the EU. The centralized procedure is mandatory for certain classes of medicinal products, but optional for others. For example, all medicinal products developed by certain biotechnological means, and those developed for cancer and other specified diseases and disorders, must be authorized via the centralized procedure. We assume that the centralized procedure will apply to our products that are developed by means of a biotechnology process or are intended for treatment of cancer. The national procedure is used for products that are not required to be authorized by the centralized procedure. Under the national procedure, an application for a marketing authorization is submitted to the competent authority of one member state of the EU. The holders of a national marketing authorization may submit further applications to the competent authorities of the remaining member states via either the decentralized or mutual recognition procedure. The decentralized procedure enables applicants to submit an identical application to the competent authorities of all member states where approval is sought at the same time as the first application, while under the mutual recognition procedure, products are authorized initially in one member state, and other member states where approval is sought are then requested to recognize the original authorization based upon an assessment report prepared by the original authorizing competent authority. Both the decentralized and mutual recognition procedures should take no longer than 90 days, but if one member state makes an objection, which under the legislation can only be based on a possible risk to human health, the application will be automatically referred to the Committee for Medicinal Products for Human Use (CHMP) of the EMA. If a referral for arbitration is made, the procedure is suspended. However, member states that have already approved the application may, at the request of the applicant, authorize the product in question without waiting for the result of the arbitration. Such authorizations will be without prejudice to the outcome of the arbitration. For all other concerned member states, the opinion of the CHMP, which is binding, could support or reject the objection or alternatively could reach a compromise position acceptable to all EU countries concerned. The arbitration procedure may take an additional year before a final decision is reached and may require the delivery of additional data.

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

The conduct of clinical trials in the European Union is governed by the European Clinical Trials Directive (2001/20/EC), which was implemented in May 2004. This Directive governs how regulatory bodies in member states control clinical trials. No clinical trial may be started without a clinical trial authorization granted by the national competent authority and favorable ethics approval. New legislation to revise and replace the European Clinical Trials Directive is currently proposed by the European Commission and is under consideration by European Union institutions.

Accordingly, there is a marked degree of change and uncertainty both in the regulation of clinical trials and in respect of marketing authorizations which face us for our products in Europe.

Manufacturing

We outsource and plan to continue to outsource manufacturing responsibilities for our existing and future product candidates for development and commercial purposes.

Employees

As of June 30, 2012, we had ten employees, three of whom hold a Ph.D. or M.D. degree. Other personnel resources are used from time to time as consultants or third party service organizations on an as-needed basis. All members of our senior management team have prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced personnel, but there can be no assurance that we will be able to attract and retain the individuals needed. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website at www.meipharma.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 1A. Risk Factors

Investment in our securities involves a high degree of risk. You should consider carefully the risks described below, together with other information in this Annual Report on Form 10-K and our other public filings, before making investment decisions regarding our securities. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

Risks Related to Our Business

If we cannot obtain additional funding, our product development efforts may be reduced or discontinued and we may not be able to continue our operations.

Our audited financial statements for the year ended June 30, 2012 were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended June 30, 2012 and 2011 indicating that we have incurred recurring losses from operations and have no current source of revenues and limited sources of financing, and that these factors raise substantial doubt about our ability to continue as a going concern. While we believe that our existing cash balances, which were approximately $6.2 million as of June 30, 2012 will be sufficient to fund our operations until early calendar year 2013, we will need substantial additional funds to progress the clinical trial program for our drug candidates and to develop any additional compounds. Our ability to raise additional funds is uncertain; such funds may not be available on acceptable terms, or at all. In the event that we do not obtain additional capital, there is a substantial doubt of our being able to continue our operations as a going concern. If we cannot continue our operations as a going concern, our stockholders would likely lose most or all of their investment in us.

We have limited existing financial resources and will need substantial additional funds to progress the clinical trial program for our drug candidates ME-143, ME-344 and Pracinostat and to develop new compounds. The actual amount of funds we will need will be determined by a number of factors, some of which are beyond our control.

We have limited cash resources and liquidity. We will need substantial additional funds to progress the clinical trial program for our drug candidates ME-143, ME-344 and Pracinostat and to develop any additional compounds. The factors which will determine the actual amount of funds that we will need to progress the clinical trial programs for ME-143, ME-344 and Pracinostat may include the following:

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

We intend to sell additional shares of common stock, and securities exercisable for or convertible into shares of our common stock to satisfy our capital and operating needs. If we sell shares in the future, the prices at which we sell these future shares will vary, and these variations may be significant. Purchasers of the shares we sell pursuant to future offerings, as well as our existing stockholders, will experience significant dilution if we sell these future shares at prices significantly below the price at which previous shareholders invested. The investors in the May 2011 private placement will have the right to acquire up to 35% of any securities we offer through September 28, 2013.

Future sales of our common stock, including upon conversion of our outstanding Series A Convertible Preferred Stock and exercise of our outstanding warrants, may depress the market price of our common stock and cause stockholders to experience dilution.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, including upon exercise of outstanding warrants and the conversion of the Series A Convertible Preferred Stock. As of June 30, 2012, we had outstanding Series A warrants exercisable for an aggregate amount of approximately 2,460,617 shares of common stock at $1.00 per share, outstanding warrants issued in May 2012 in conjunction with our Rights Offering exercisable for 2,915,152 shares of common stock at $1.19 per share, and outstanding warrants to purchase 248,003 shares of our common stock at exercise prices ranging from $21.70 to $36.00 per share. The 1,000 shares of Series A Convertible Preferred Stock held by Novogen are initially convertible into an aggregate of 4,827,000 shares of our common stock. Additionally, we have agreed to register for resale the 1,174,536 shares of common stock issued to S*Bio in connection with our acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*Bio in August 2012. We intend to seek additional capital through one or more additional equity transactions; however, such transactions will be subject to market conditions and there can be no assurance any such transactions will be completed.

On July 27, 2012, Novogen announced that it had entered into a merger agreement with Kai Medical, a U.S-based company, incorporated in Delaware. The agreement is subject to Novogen shareholder approval. In addition to the merger agreement with Kai Medical, Novogen announced that, subject to shareholder approval, it will undertake a capital reduction and in specie distribution to the Novogen shareholders of the shares of the Company that it owns. This distribution will allow Novogen shareholders to own their proportionate share of the Company’s common stock now held by Novogen.

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

You should consider our prospects in light of the risks and difficulties frequently encountered by early stage and developmental companies. We were incorporated in December 2000, and have been in operation since May 2002. We have incurred net losses of $85,111,000 from our inception through June 30, 2012, including net losses of $7,523,000 and $6,781,000 for the years ended June 30, 2012 and 2011, respectively. We anticipate that we will incur operating losses and negative operating cash flow for the foreseeable future. We have not yet commercialized any drug candidates and cannot be sure that we will ever be able to do so, or that we may ever become profitable.

Our stockholders may not realize a benefit from the purchase of intellectual property commensurate with the associated ownership dilution experienced.

In May 2011, we completed the acquisition of certain assets used in or generated under or in connection with the discovery, development, manufacture and marketing of intellectual property and products based on the field of isoflavonoid technology and on compounds known as isoflavones, including those related to the drug candidates ME-143 and ME-344 (the “Isoflavone-related Assets”), from Novogen. Additionally, in August 2012, we completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*BIO.

If we are unable to realize the expected strategic and financial benefits from the purchase of intellectual property, our stockholders may experience substantial dilution of their ownership interest upon the conversion of the Series A Convertible Preferred Stock issued to Novogen to acquire the Isoflavone-related Assets, which may be converted at any time and from time to time without the payment of any additional consideration, and as a result of the issuance of shares of common stock to S*Bio to acquire certain assets and intellectual property, including those related to Pracinostat, without receiving any commensurate benefit. Upon consummation of the Isoflavone Transaction, we issued to Novogen 1,000 shares of our Series A Convertible Preferred Stock which are initially convertible into an aggregate of 4,827,000 shares of our common stock. In addition, upon our achievement of certain development milestones relating to the Isoflavone-related Assets, the aggregate number of shares into which the Series A Convertible Preferred Stock may be converted would increase to 9,654,000. Although in the Isoflavone Asset Purchase Agreement Novogen made certain representations and warranties regarding its intellectual property rights in respect of the Isoflavone-related Assets, Novogen’s indemnification obligations, which were limited and payable solely by the forfeiture of our securities issued as consideration in the Isoflavone Transaction, expired on June 30, 2011. Similarly, in the asset purchase agreement relating to the acquisition of certain assets and intellectual property from S*BIO, S*BIO made certain representations and warranties regarding its intellectual property rights to such assets; however, its indemnification obligations with respect to such representations and warranties are limited.

Accordingly, we do not expect to be adequately compensated, if at all, for the loss of any such intellectual property rights acquired in the Isoflavone Transaction or in the acquisition from S*Bio.

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

We will not generate any operating revenue until we successfully license or commercialize one of our drug candidates. Currently, we have drug candidates at different stages of development, and each will need to successfully complete a number of studies and obtain regulatory approval before potential commercialization.

In particular, any of the following factors may serve to delay, limit or prevent the final approval by regulatory authorities of our drug candidates for commercial use:

•

ME-143, ME-344 and Pracinostat are in the early stages of development, and we will need to conduct significant clinical testing to demonstrate safety and efficacy of these drug candidates before applications for marketing can be filed with the FDA, or with the regulatory authorities of other countries;

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

We may not be able to establish the contractual arrangements necessary to develop, market and distribute our product candidates.

A key part of our business plan is to establish contractual relationships with third parties to package, market and distribute our product candidates. Potential partners may be discouraged by our limited operating history. Similarly, potential counterparties may not wish to enter into agreements with us due to Novogen’s current equity position as our majority stockholder. There is no assurance that we will be able to negotiate commercially acceptable licensing or other agreements for the future exploitation of our drug product candidates, including continued clinical development, manufacture or marketing. If we are unable to successfully contract for these services, or if arrangements for these services are terminated, we may have to delay our commercialization program which will adversely affect our ability to generate operating revenues.

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

A portion of our expenditures and potential revenue may be spent or derived outside of the United States. As a result, fluctuations between the U.S. dollar and the currencies of the countries in which we operate may increase our costs or reduce our potential revenue. At present, we do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar.

Risks Related to Securities Markets and Investment in Our Stock

The trading price of the shares of our common stock has been and may continue to be highly volatile and could decline in value and we may incur significant costs from class action litigation.

The trading price of our common stock could be highly volatile in response to various factors, many of which are beyond our control, including:

•	failure to successfully develop drug candidates ME-143, ME-344 and Pracinostat;

•	announcements of technological innovations by us or our competitors;

•	new products introduced or announced by us or our competitors;

•	changes in financial estimates by securities analysts;

•	actual or anticipated variations in operating results;

•	expiration or termination of licenses research contracts or other collaboration agreements;

•	conditions or trends in the regulatory climate and the biotechnology, pharmaceutical and genomics industries;

•	instability in the stock market as a result of current global events;

•	changes in the market valuations of similar companies;

•	the liquidity of any market for our securities;

•	additional sales by us of shares of our common stock; and

•	threatened or actual delisting of our common stock from a national stock exchange.

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

Under Nasdaq rules, companies listed on the Nasdaq Capital Market are required to maintain a share price of at least $1.00 per share and if the share price declines below $1.00 for a period of 30 consecutive business days, then the listed company would have 180 days to regain compliance with the $1.00 per share minimum. On March 27, 2012, we received notice from Nasdaq stating that, based on the closing bid price for the Company’s common stock for the last 30 consecutive business days, we no longer meet the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Capital Market. The notification letter states that we will be afforded a grace period of 180 calendar days, or until September 24, 2012, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock must maintain a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the grace period. We will not regain compliance during the initial 180 calendar day grace period; however, we may be eligible for additional time to demonstrate compliance with the minimum bid price requirement if we continue to meet certain other Nasdaq listing requirements. In the event that our share price remains below $1.00, we may be required to take action, such as a reverse stock split, in order to comply with the Nasdaq rules that may be in effect at the time.

In addition, under Nasdaq rules, we are required to maintain minimum stockholders’ equity of $2.5 million. If our stockholders’ equity falls below $2.5 million, we would have 45 calendar days from the date of notification by Nasdaq to submit a plan to regain compliance. If the plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the original notification for us to evidence compliance with this requirement.

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

Laws and regulations affecting public companies, including rules adopted by the SEC and by Nasdaq, may result in increased costs to us. These laws, rules and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We cannot estimate accurately the amount or timing of additional costs we may incur to respond to these laws, rules and regulations.

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Prior to the Isoflavone Transaction, Novogen had applied for patents in a number of countries with respect to the use of their isoflavone compounds, including Phenoxodiol, Triphendiol, ME-143, NV-128 and ME-344, for the treatment, prevention or cure of cancer and methods of production of Phenoxodiol. We acquired both issued patents and pending patent applications from Novogen in relation to these technologies, which we previously licensed from Novogen. Additionally, in August 2012 we acquired patents and patent applications related to Pracinostat from S*Bio. The patent applications may not proceed to grant or may be amended to reduce the scope of protection of any patent granted. The applications and patents may also be opposed or challenged by third parties. Our commercial success will depend, in part, on our ability to obtain and maintain effective patent protection for our compounds and their use in treating, preventing, or curing cancer, and to successfully defend patent rights in those technologies against third-party challenges. As patent applications in the United States are maintained in secrecy until published or issued and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, we cannot be certain that Novogen was the first to make the inventions covered by its pending patent applications or issued patents that we acquired or that it was the first to file patent applications for such inventions. Additionally, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. We cannot be sure that, should any patents issue, we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that should patents issue, they will be of commercial value to us, or that private parties, including competitors, will not successfully challenge our patents or circumvent our patent position in the United States or abroad.

Claims by other companies that we infringe on their proprietary technology may result in liability for damages or stop our development and commercialization efforts.

The pharmaceutical industry is highly competitive and patents have been applied for by, and issued to, other parties relating to products competitive with the compounds that we have acquired. Therefore, ME-143, ME-344, Pracinostat and any other drug candidates may give rise to claims that they infringe the patents or proprietary rights of other parties existing now and in the future.

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

As of September 17, 2012, Novogen beneficially owned approximately 60% of our outstanding shares of common stock. In addition, Novogen owns 1,000 shares of our Series A Convertible Preferred Stock which are initially convertible into 4,827,000 shares of our common stock, which would increase Novogen’s ownership percentage to approximately 67%. In addition, upon our achievement of certain development milestones relating to the Isoflavone-related Assets, the aggregate number of shares into which the Series A Convertible Preferred Stock may be converted would increase to 9,654,000, which would increase Novogen’s ownership percentage to approximately 72%. As a result, Novogen will have the ability to effectively determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of its assets.

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

On July 27, 2012, Novogen announced that it had entered into a merger agreement with Kai Medical, a U.S.- based company, incorporated in Delaware. The agreement is subject to shareholder approval. In addition to the merger agreement with Kai Medical, Novogen announced that, subject to shareholder approval, it will undertake a capital reduction and in specie distribution to the Novogen shareholders of the shares of the Company that it owns. Novogen has stated that this distribution will allow Novogen shareholders to own their proportionate share of the the Companys common shares now held by Novogen. We cannot be certain that any such distribution will be made in accordance with Novogen’s stated plans, or at all.

In the event that Novogen undergoes a change in control while remaining our controlling stockholder, or sells or distributes our shares, we may become subject to the control and influence of new controlling stockholders who may have views regarding the development of our business that differ from the development strategies we are currently pursuing, and Novogen may not continue to make investments in us or otherwise provide us with financial support.

Although Novogen has publicly announced plans to distribute its shares of the Companys common stock to Novogen shareholders, subject to shareholder approval, in the event that Novogen undergoes a change in control while remaining our controlling stockholder, we will become subject to the control and influence of Novogen’s new controlling stockholder who will have the ability to indirectly determine the outcome of all matters submitted to our stockholders for approval through its control of Novogen. This entity may have views regarding the development of our business that differ from the development strategies we are currently pursuing. Such controlling stockholder may cause Novogen to use its influence and voting power to change the direction in which we are developing our business. Such changes may include, but are not limited to, a decreased focus on the development of any of our current drug candidates and an increased focus on the development of alternative drug candidates, which may or may not be targeted to treat cancers.

In addition, Novogen has provided financial support to the Company from time to time, including the purchase of an aggregate of $4 million of our common stock in the second half of calendar year 2011 and an additional $4 million of common stock and warrants in connection with our rights offering that was completed in May 2012. In the event Novogen effects the proposed distribution of its shares of our common stock to its shareholders, Novogen may not continue to make investments in us or otherwise provide financial support.

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

We believe these facilities will adequately meet our office needs for the foreseeable future.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During the fiscal years ended June 30, 2012 and 2011, our common stock was listed on the NASDAQ Global Market and, beginning on March 16, 2011, on the Nasdaq Capital Market under the symbol “MSHL”. On July 2, 2012, in conjunction with the effectiveness of our corporate name change to MEI Pharma, our common stock commenced trading under the symbol “MEIP”. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock for each quarterly period within the two most recent fiscal years.

	Prices
	High $	Low $
Year Ended June 30, 2012
First Quarter	3.28	0.98
Second Quarter	1.75	0.95
Third Quarter	1.28	0.66
Fourth Quarter	1.11	0.41
Year Ended June 30, 2011
First Quarter	1.55	0.71
Second Quarter	1.40	0.73
Third Quarter	3.48	0.97
Fourth Quarter	1.99	0.92

Holders

As of September 13, 2012, there were 21,673,482 shares of our common stock outstanding and 345 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

For a discussion of outstanding warrants and other securities exercisable for or convertible into shares of our common stock, please see Note 5 under Item 8 in this Annual Report on Form 10-K.

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

Overview and Recent Developments

Our business purpose is the development of drugs for the treatment of cancer. We are currently focused on the clinical development of our three lead drug candidates, ME-143, ME-344 and Pracinostat. We acquired ME-143 and ME-344 in May 2011 from Novogen and Novogen Research Pty Limited , a wholly-owned subsidiary of Novogen, in exchange for 1,000 shares of our Series A Convertible Preferred Stock and the assumption of specified potential liabilities related to these assets. We acquired Pracinostat in August 2012 from S*BIO, a privately held biotechnology company in exchange for 1,174,536 shares of common stock, valued at $500,000, and the assumption of specified liabilities. The agreement with S*Bio also provides for potential success-based clinical, regulatory and sales milestone payments of up to $75.2 million, as well as low single-digit contingent earn-out payments based on net sales.

We believe that our existing cash balances, which were approximately $6.2 million as of June 30, 2012, will be sufficient to fund our operations until early calendar year 2013. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. In any event, however, we will need additional financing to fund our operations in the future, including the continued development of our lead drug candidates. To date, our operations have been funded primarily through the sale of equity securities. We have not generated any revenues from operations since inception and we expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2012, we had accumulated losses of $85.1 million since our inception in December 2000.

Expenses to date have consisted primarily of costs associated with the development of ME-143 and ME-344, as well as with conducting clinical trials of Phenoxodiol, and costs incurred under various product license and services agreements with Novogen. The services agreements were terminated in December 2010. In connection with the consummation of the Isoflavone Transaction, the license agreements, and other key agreements with Novogen, were terminated.

Clinical Developments

Our Investigational New Drug (IND) application for ME-143 was approved by the U.S. Food and Drug Administration (FDA) in August 2011. In September 2011, we initiated a Phase I open label, multi-center, dose escalation study of intravenous ME-143 in patients with refractory solid tumors. Results from the trial were presented at the American Society of Clinical Oncology Annual Meeting in June 2012. A total of 15 patients were enrolled in escalating dose cohorts of 2.5 mg/kg, 5 mg/kg, 10 mg/kg and 20 mg/kg. With the exception of a serious infusion reaction in one patient at the highest dose level, ME-143 was generally well tolerated with minimal toxicity. The maximum tolerated dose was defined as 20 mg/kg.

We completed the necessary pre-clinical animal toxicity studies to support submission of an IND application for ME-344 in the first calendar quarter of 2012. We received FDA approval of the IND application in April 2012 and initiated a Phase I clinical trial of intravenous ME-344 in patients with refractory solid tumors shortly thereafter. The Phase I trial is evaluating the safety and tolerability of intravenous ME-344 in escalating dose cohorts of 1.2 mg/kg, 2.5 mg/kg, 5 mg/kg, 10 mg/kg and 20 mg/kg. In addition, the trial is designed to characterize the pharmacokinetic profile of ME-344 and describe any preliminary clinical anti-tumor activity observed. The trial is expected to enroll up to 24 patients with final safety and pharmacokinetic data expected in the second quarter of calendar year 2013.

If we cannot raise adequate additional capital, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs.

Equity Transactions

On August 7, 2012, we entered into a definitive asset purchase agreement with S*BIO, pursuant to which we agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. On August 22, 2012, the Company completed the asset purchase and issued 1,174,536 shares of common stock to S*BIO. The Company has also agreed to make certain milestone payments to S*BIO based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*BIO. Milestone payments will be made to S*BIO up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained or if certain net sales thresholds are met in North America, the E.U. and Japan. The Company may pay up to $500,000 of the first milestone payment in shares of common stock. S*BIO will be entitled to receive certain contingent earnout payments based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis.

On March 26, 2012, our registration statement on Form S-1, as previously filed with the Securities and Exchange Commission on February 21, 2012 and amended on March 20, 2012, became effective. The Form S-1 was filed in connection with our rights offering (“Rights Offering”) to existing stockholders and to holders of our Series A warrants issued in connection with the May 2011 private placement. Pursuant to the Rights Offering, we distributed one subscription right for each share of common stock and each Series A warrant exercisable for a share of common stock to holders of record as of March 30, 2012. Each subscription right entitled the holder to purchase one Unit, which consisted of 0.5 shares of our common stock and a warrant to purchase 0.25 shares of our common stock. The subscription period expired on May 11, 2012. The Rights Offering also included an over-subscription privilege, which entitled stockholders to purchase additional Units that remained unsubscribed at the expiration of the Rights Offering. For every two Units purchased in the Rights Offering, stockholders received one share of common stock for a purchase price of $0.89 per share, which represented a 10 percent discount to the volume-weighted average price of the Company’s common stock for the 30 consecutive trading days ending on, and inclusive of, March 13, 2012, and warrants to purchase one-half of one share of common stock with an exercise price of $1.19 per share, which represented a 20 percent premium to the volume-weighted average price of the Company’s common stock during the same period. The warrants are exercisable for a five-year period beginning on May 11, 2012. We issued 5,830,202 shares of common stock and warrants to purchase 2,915,152 shares of common stock in conjunction with the Rights Offering. Net proceeds associated with the Rights Offering were $4.8 million.

On September 27, 2011, we entered into a Securities Subscription Agreement with Novogen, pursuant to which we sold to Novogen 1,333,333 shares of our common stock, at a purchase price of $1.50 per share, for proceeds of $2,000,000. The offering closed on September 29, 2011. On December 28, 2011, we entered into a Securities Subscription Agreement with Novogen, pursuant to which we sold to Novogen 1,941,747 shares of our common stock, at a purchase price of $1.03 per share, for proceeds of $2,000,000. The offering closed on December 29, 2011.

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

May 2011 Private Placement

On May 16, 2011, we entered into an Amended and Restated Securities Purchase Agreement (the “Amended Securities Purchase Agreement”) with certain accredited investors pursuant to which we agreed to issue and sell to the investors certain shares of our common stock, and warrants to purchase additional shares of common stock. Pursuant to the Amended Securities Purchase Agreement, in May 2011 we issued to the investors: (i) 835,217 shares (the “Initial Shares”) of common stock, at a purchase price of $1.333 per share; (ii) series A warrants (the “Series A warrants”) which initially represented the right to purchase up to 626,413 shares of common stock, up to a maximum of 2,250,564 shares; and (iii) series B warrants (the “Series B warrants”) which initially represented the right to purchase up to 2,165,534 shares of common stock. In addition, we agreed to issue certain additional shares of common stock (the “Adjustment Shares”) to the extent the price of the common stock is below $1.333 per share, but greater than or equal to $0.75 per share, on certain dates (“Adjustment Dates”) during the period ended June 26, 2012, including as a result of a subsequent offering by us of our securities at a price below the purchase price of the Initial Shares. The number of Adjustment Shares issuable was initially limited to 649,242, subject to proportionate increases to the extent the Series B warrants have been exercised prior to the applicable Adjustment Date, up to a maximum of 2,332,583 shares. If the trading price of our common stock were to be below $0.75 per share on any Adjustment Date, we agreed, in addition to issuing the applicable number of Adjustment Shares, to refund to the investors an amount per share of common stock received by the investors in the transaction equal to the difference between $0.75 and the price of the common stock on such Adjustment Date. The transactions contemplated by the Amended Securities Purchase Agreement are referred to as the May 2011 private placement. Upon the closing of the May 2011 private placement, the Company also issued warrants to the placement agent for the purchase of up to 210,053 shares of common stock, which warrants were exercisable on the same terms as the Series A warrants.

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

The Supplemental Agreement also effected certain amendments to the Amended Securities Purchase Agreement, including the extension, through September 28, 2013, of the period during which the investors have the right to participate in subsequent equity offerings of the Company. In connection with the amendments described above, the Company made cash payments to the investors in an aggregate amount of $365,000, which, together with $41,000 that the Company paid in other expenses related to the Supplemental Agreement, have been classified as ‘Financing Costs’ in the Consolidated Statement of Operations for the year ended June 30, 2012.

Corporate Developments

Nasdaq

On March 27, 2012, we received notice from Nasdaq stating that, based on the closing bid price for our common stock for the last 30 consecutive business days, we no longer meet the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Rule 5550(a)(2). The notification letter stated that we will be afforded a grace period of 180 calendar days, or until September 24, 2012, to regain compliance with the minimum bid price requirement in accordance with Nasdaq Rule 5810(c)(3)(A). In order to regain compliance, shares of our common stock must maintain a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the grace period. We will not regain compliance during the initial 180 calendar day grace period; however, we may be eligible for additional time to demonstrate compliance with the minimum bid price requirement if we continue to meet certain other Nasdaq listing requirements. In the event that our share price remains below $1.00, we may be required to take action, such as a reverse stock split, in order to comply with the Nasdaq rules that may be in effect at that time.

During 2010, we received deficiency notices from Nasdaq regarding non-compliance with the minimum stockholders’ equity and the minimum Market Value of Publicly Held Shares in accordance with Nasdaq Listing Standards for the Nasdaq Global Market. On March 7, 2011, a Nasdaq Hearing Panel granted us until May 16, 2011 to evidence compliance with the stockholders equity and minimum Market Value of Publicly Held Shares requirement. On March 23, 2011, we received a positive response from the Nasdaq Listing Qualifications Staff indicating that our request for a transfer and continued listing on the Nasdaq Capital Market had been granted. Our common stock began trading on the Nasdaq Capital Market effective with the open of business on March 16, 2011.

Board of Directors and Management

In October 2011, we announced the appointment of Charles V. Baltic to our board of directors.

Critical Accounting Policies and Management Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Actual results could differ from those estimates. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Derivative Liabilities

In conjunction with our May 2011 private placement, we issued common stock on terms that included certain embedded derivative features, as well as warrants that are accounted for as derivative liabilities (see Note 5 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K). The Series A and Series B warrants, prior to their subsequent amendment in September 2011, and adjustment shares features related to the common stock issued in the private placement, were determined to be ineligible for equity classification due to certain price protection and anti-dilution provisions. The resulting derivative liabilities were initially recorded at their estimated fair value on the date of issuance of the common stock and warrants, and were subsequently adjusted to reflect the estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded as other income or expense. The fair value of these liabilities was estimated using option pricing models that are based on the individual characteristics of the common stock, the derivative liabilities on the valuation date, probabilities related to future financings, as well as assumptions for volatility, remaining expected life, and risk-free interest rate. The option pricing models of our derivative liabilities are estimates and are sensitive to changes to inputs and assumptions used in the option pricing models. As of June 30, 2012, we had no remaining derivative liabilities.

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

Research and development expenses
	Years Ended June 30,
	2012	2011
Clinical and drug development costs	$(3,472)	$(814)
Salaries and benefits	(582)	(232)
Patent-related legal costs	(806)	(166)
Related party service charges	—	(708)
Other	(55)	(195)

Total research and development expenses	$(4,915)	$(2,115)

General and administrative expenses
	Years Ended June 30,
	2012	2011
Salaries and benefits	$(2,118)	$(1,948)
Legal and professional fees	(616)	(1,118)
Related party service charges	—	(319)
Other	(745)	(951)

Total general and administrative expenses	$(3,479)	$(4,336)

Comparison of Years Ended June 30, 2012 and 2011

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations or CROs), pre-clinical study costs, cost to manufacture our drug candidates for pre-clinical and clinical studies, related party service charges paid to Novogen and salaries and other personnel costs.

Research and development expenses increased $2,800,000 to $4,915,000 for the year ended June 30, 2012 compared to $2,115,000 for the year ended June 30, 2011. The increase was primarily due to an increase in clinical and drug development costs associated with pre-clinical and clinical work for the development of ME-143 and ME-344, increased patent costs associated with the Isoflavone Transaction in fiscal year 2011, and higher levels of salaries and benefits due to hiring of additional employees. Additionally, during the year ended

June 30, 2012 there were no longer any related party service charges payable for Novogen providing us with research and development services, as the related service agreements terminated effective December 31, 2010.

General and Administrative: General and administrative expenses decreased by $857,000 to $3,479,000 for the year ended June 30, 2012 compared to $4,336,000 for the year ended June 30, 2011. The decrease primarily relates to legal and professional fees which were higher during the year ended June 30, 2011 for services associated with the Isoflavone Transaction. Additionally, during the year ended June 30, 2012 there were no longer any related party service charges payable for Novogen providing us with executive and administrative staff, as the related service agreements terminated effective December 31, 2010.

Other income or expense: During the year ended June 30, 2011, we issued securities associated with the May 2011 private placement that were accounted for as derivative liabilities. The derivative liabilities were measured at their estimated fair value of $1,174,000 as of the date of their issuance on May 18, 2011. Their estimated fair value exceeded net proceeds received in the private placement by $508,000 which was charged to non-operating expenses for the year ended June 30, 2011. As of June 30, 2011, the derivative liabilities were revalued, resulting in a net decrease in value of $49,000 from their date of issuance, based primarily upon a decrease in the price per share of our common stock. The decrease in value was recorded as non-operating income for the year ended June 30, 2011. As of June 30, 2012, there were no remaining derivative liabilities outstanding. Accordingly, we recorded an adjustment to the fair value of derivative liabilities of $1,139,000 during the year ended June 30, 2012.

Additionally, during the year ended June 30, 2012, we made cash payments of $365,000 to certain of our investors in conjunction with an agreement to modify the terms of Series A and Series B warrants. We also paid $41,000 in other expenses related to the agreement. Theses expenses were recorded as ‘Financing Costs’.

We received interest on cash and cash equivalents of $10,000 for the year ended June 30, 2012 versus $34,000 for the year ended June 30, 2011. This decrease was due to lower cash balances during the year ended June 30, 2012, and lower interest rates earned by our cash deposits. We also received dividends of $29,000 from an investment in a privately-held company during the year ended June 30, 2012 compared with $96,000 during the year ended June 30, 2011. We recognized a gain of $100,000 during the year ended June 30, 2012 from the sale of this investment.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents. We believe that our existing cash balances, which were approximately $6.2 million as of June 30, 2012, will be sufficient to fund our operations until early calendar year 2013. Our current business operations are focused on continuing the clinical development of our three lead drug candidates, ME-143, ME-344 and Pracinostat. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through the sale of equity securities. We have accumulated losses of $85.1 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. We will need additional financing to fund our operations in the future, including the continued development of our drug candidates. We intend to seek additional capital through one or more equity transactions; however, there can be no assurance that any such transaction will be completed. If the Company is unable to obtain additional funds on favorable terms or at all, the Company may be required to cease or reduce its operations.

Our history of recurring losses from operations, our cumulative net loss as of June 30, 2012, and the absence of any current revenue sources raise substantial doubt about our ability to continue as a going concern.

Sources and Uses of Our Cash

Net cash used in operations for the year ended June 30, 2012 was $7,081,000 compared to $6,501,000 in the year ended June 30, 2011 due to our net loss resulting from expenses incurred for research and development and general and administrative costs.

Net cash used in investing activities of $48,000 for the year ended June 30, 2011 was for the purchase of property and equipment. We did not use any cash in investing activities during the year ended June 30, 2012.

Net cash provided by financing activities was $9,425,000 during the year ended June 30, 2012 compared with $1,376,000 during the year ended June 30, 2011. Cash raised during the year ended June 30, 2012 reflected $9,831,000 net proceeds received associated with the issuance of common stock, including exercise of Series B warrants. Additionally, during the year ended June 30, 2012 we paid $406,000 in financing costs associated with amending the terms of securities that had been issued as part of the May 2011 private placement. Cash raised during the year ended June 30, 2011 reflected net proceeds of $711,000 raised through the issuance of common stock and $665,000 through the issuance of Series B preferred stock.

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

For details of our contractual obligations at June 30, 2012, see Note 7 to the consolidated financial statements “Commitments”.

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

Foreign Currency Risk

We conduct our operations principally in U.S. dollars. However, we also have some exposure to foreign currencies. At June 30, 2012, we had not established a foreign currency hedging program. Net foreign exchange losses during the year ended June 30, 2012 were $20,000 compared with $96,000 during the year ended June 30, 2011. We do not consider the effects of foreign currency movements to be a material risk to our financial condition.

Item 8.	Financial Statements and Supplementary Data

MEI Pharma, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MEI Pharma, Inc.

We have audited the accompanying consolidated balance sheets of MEI Pharma, Inc. (a development stage company) as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2012 and 2011 and for the period from inception (December 1, 2000) to June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MEI Pharma, Inc. as of June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years ended June 30, 2012 and 2011 and for the period from inception (December 1, 2000) to June 30, 2012 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that MEI Pharma, Inc. will continue as a going concern. As more fully described in Note 1, the Company has recurring operating losses, an accumulated deficit in the development stage of approximately $85 million as of June 30, 2012 and has no current source of revenues and limited sources of financing. These conditions, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

/s/ BDO USA, LLP

San Diego, California

September 17, 2012

MEI PHARMA, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$6,202	$3,858
Prepaid expenses and other current assets	146	272

Total current assets	6,348	4,130
Property and equipment, net	25	38

Total assets	$6,373	$4,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$594	$328
Accrued liabilities	1,180	921
Derivative liabilities	—	1,125

Total current liabilities	1,774	2,374
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized;
Series A: 1,000 shares issued and outstanding at June 30, 2012 and 2011	—	—
Series B: 742 shares issued and redeemed; none outstanding at June 30, 2012 and 2011	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized; 20,498,946 shares and 8,881,089 shares issued and outstanding at June 30, 2012 and 2011, respectively	—	—
Additional paid-in-capital	89,710	79,382
Deficit accumulated during the development stage	(85,111)	(77,588)

Total stockholders’ equity	4,599	1,794

Total liabilities and stockholders’ equity	$6,373	$4,168

See accompanying notes to consolidated financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended June 30,		Period from December 1, 2000 (Inception) through June 30, 2012
	2012	2011
Operating expenses:
Research and development	$(4,915)	$(2,115)	$(44,104)
License fees	—	—	(21,500)
General and administrative	(3,479)	(4,336)	(22,770)

Total operating expenses	(8,394)	(6,451)	(88,374)

Loss from operations	(8,394)	(6,451)	(88,374)
Other income (expense):
Fair value of derivative liabilities in excess of proceeds	—	(508)	(508)
Adjustments to fair value of derivatives	1,139	49	1,188
Interest and dividend income	39	130	2,899
Financing costs	(406)	—	(406)
Gain on sale of investment	100	—	100
Income tax expense	(1)	(1)	(10)

Net loss arising during development stage	$(7,523)	$(6,781)	$(85,111)

Net loss per share, basic and diluted	$(0.56)	$(0.89)

Shares used to calculate net loss per share	13,486,251	7,643,408

See accompanying notes to consolidated financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Series A Preferred Shares	Series B Preferred Shares	Common Shares	Note Receivable	Additional Paid in capital	Deficit accumulated during development stage	Total
Balance at December 1, 2000 (inception)	—	—	—	$—	$—	$—	$—
Issuance of common stock	—	—	4,950,000	—	—	—	—

Balance June 30, 2001			4,950,000	—	—	—	—
Net loss arising during development stage	—	—	—	—	—	(123)	(123)
Issuance of common stock (including 252,300 warrants)	—	—	252,300	—	9,022	—	9,022

Balance at June 30, 2002	—	—	5,202,300	—	9,022	(123)	8,899
Net loss arising during development stage	—	—	—	—	—	(3,033)	(3,033)
Foreign currency translation adjustments	—	—	—	—	—	—	31

Comprehensive loss	—	—	—	—	—	—	(3,002)
Issuance of common stock	—	—	900	—	36	—	36

Balance at June 30, 2003	—	—	5,203,200	—	9,058	(3,156)	5,933
Net loss arising during development stage	—	—	—	—	—	(8,538)	(8,538)
Foreign currency translation adjustments	—	—	—	—	—	—	(31)

Comprehensive loss	—	—	—	—	—	—	(8,569)
Issuance of common stock (including 239,200 warrants)	—	—	490,600	—	25,578	—	25,578

Balance at June 30, 2004	—	—	5,693,800	—	34,636	(11,694)	22,942
Net loss arising during development stage	—	—	—	—	—	(6,421)	(6,421)

Comprehensive loss	—	—	—	—	—	—	(6,421)

Balance at June 30, 2005	—	—	5,693,800	—	34,636	(18,115)	16,521
Net loss arising during development stage	—	—	—	—	—	(7,386)	(7,386)

Comprehensive loss	—	—	—	—	—	—	(7,386)

Balance at June 30, 2006	—	—	5,693,800	—	34,636	(25,501)	9,135
Net loss arising during development stage	—	—	—	—	—	(13,820)	(13,820)

Comprehensive loss	—	—	—	—	—	—	(13,820)
Issuance of common stock	—	—	632,931	—	16,820	—	16,820
Shares issued as share-based payment	—	—	12,363	—	443	—	443
Warrants issued as share-based payment	—	—	—	—	1,199	—	1,199

Balance at June 30, 2007	—	—	6,339,094	—	53,098	(39,321)	13,777
Net loss arising during development stage	—	—	—	—	—	(12,410)	(12,410)

Comprehensive loss	—	—	—	—	—	—	(12,410)
Issuance of common stock	—	—	546,400	—	14,727	—	14,727
Share-based payments	—	—	—	—	441	—	441

Balance at June 30, 2008	—	—	6,885,494	—	68,266	(51,731)	16,535
Net loss arising during development stage	—	—	—	—	—	(11,180)	(11,180)

Comprehensive loss	—	—	—	—	—	—	(11,180)
Issuance of common stock	—	—	460,830	—	9,768	—	9,768
Share-based payments	—	—	—	—	90	—	90

Balance at June 30, 2009	—	—	7,346,324	—	78,124	(62,911)	15,213
Net loss arising during development stage	—	—	—	—	—	(7,896)	(7,896)

Comprehensive loss	—	—	—	—	—	—	(7,896)
Share-based compensation expense	—	—	—	—	64	—	64

Balance at June 30, 2010	—	—	7,346,324	—	78,188	(70,807)	7,381
Net loss arising during development stage	—	—	—	—	—	(6,781)	(6,781)

Comprehensive loss	—	—	—	—	—	—	(6,781)
Issuance of common stock	—	—	890,418	—	45	—	45
Issuance of preferred stock	1,000	742	—	—	665	—	665
Issuance of common stock for note receivable	—	—	644,347	(1,002)	1,002	—	—
Redemption of preferred stock for cancellation of note receivable	—	(742)	—	1,002	(1,002)	—	—
Share-based compensation expense	—	—	—	—	484	—	484

Balance at June 30, 2011	1,000	—	8,881,089	—	79,382	(77,588)	1,794
Net loss arising during development stage	—	—	—	—	—	(7,523)	(7,523)

Comprehensive loss	—	—	—	—	—	—	(7,523)
Issuance of common stock	—	—	11,617,857	—	9,831	—	9,831
Amendment of warrant terms	—	—	—	—	(14)	—	(14)
Share-based compensation expense	—	—	—	—	511	—	511

Balance at June 30, 2012	1,000	—	20,498,946	$—	$89,710	$(85,111)	$4,599

See accompanying notes to consolidated financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,		Period from December 1, 2000 (Inception) through June 30, 2012
	2012	2011
Cash flows from operating activities:
Net loss arising during the development stage	$(7,523)	$(6,781)	$(85,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	511	484	2,791
Fair value of derivative liabilities in excess of proceeds	—	508	508
Gain on adjustment to fair value of derivatives	(1,139)	(49)	(1,188)
Financing costs	406	—	406
Depreciation	13	13	26
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	126	(170)	(146)
Accounts payable	266	(201)	594
Accrued liabilities	259	(4)	1,180
Amounts due to related party	—	(301)	—

Net cash used in operating activities	(7,081)	(6,501)	(80,940)

Cash flows from investing activities:
Purchases of property and equipment	—	(48)	(51)

Net cash used in investing activities	—	(48)	(51)

Cash flows from financing activities:
Net proceeds from issuance of common stock	9,831	711	86,934
Net proceeds from issuance of preferred stock	—	665	665
Financing costs	(406)	—	(406)

Net cash provided by financing activities	9,425	1,376	87,193

Net increase/(decrease) in cash and cash equivalents	2,344	(5,173)	6,202
Cash and cash equivalents at beginning of the period	3,858	9,031	—

Cash and cash equivalents at end of the period	$6,202	$3,858	$6,202

Supplemental cash flow information:
Income taxes paid	$(1)	$(1)	$(10)

See accompanying notes to consolidated financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

Note 1. The Company and Summary of Significant Accounting Policies

The Company

MEI Pharma, Inc. (formerly Marshall Edwards, Inc.), together with its wholly-owned subsidiary Marshall Edwards Pty Ltd (“MEPL”), collectively referred to as MEI (the “Company”), is a development stage oncology company focused on the clinical development of novel therapeutics targeting cancer metabolism. The Company was incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited (“Novogen”) and commenced operations in May 2002. MEI Pharma’s common stock is listed on the Nasdaq Capital Market and was previously listed under the symbol “MSHL” through June 30, 2012. On July 2, 2012, in conjuction with the change in our corporate name to MEI Pharma, Inc., our common stock began trading under the symbol “MEIP”. As of June 30, 2012, Novogen owned 63% of the outstanding shares of the Company’s common stock.

The Company’s drug development pipeline includes ME-143, ME-344 and Pracinostat. ME-143 and ME-344 are derived from an isoflavone technology platform that has generated a number of compounds with anti-tumor activity. These compounds have been shown to interact with specific targets resulting in the inhibition of tumor metabolism, a function critical for cancer cell survival. Pracinostat is a selective inhibitor of a group of enzymes called histone deacetylases (HDAC). HDACs belong to a larger set of proteins collectively known as epigenetic regulators that can alter gene expression by chemically modifying DNA or its associated chromosomal proteins. Abnormal activity of these regulators is believed to play an important role in cancer and other diseases.

Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity securities. The Company has incurred losses from operations and negative cash flows since its inception due in large part to expenditures for its research and development activities, and the Company expects to continue to incur substantial losses for the foreseeable future as it continues development of its lead drug candidates. As a result, the Company will need to obtain additional financing to fund its operations in the future. The Company intends to obtain any additional required funding through strategic relationships, public or private equity, debt financings, or other arrangements. Conditions in the financial markets and other factors could have a material adverse effect on the Company's ability to access sufficient funding on acceptable terms, or at all. If the Company cannot raise adequate additional capital, it will be required to delay, further reduce the scope of, or eliminate one or more of its research or development programs. In addition, the Company may be required to relinquish greater, or even all, rights to product candidates at earlier stages of development or on less favorable terms than it would otherwise choose.

Management believes that the Company’s existing cash balances of approximately $6.2 million as of June 30, 2012, will be sufficient to fund the Company’s operations until early calendar year 2013. Changes in the Company’s research and development plans or other changes affecting its operating expenses may affect actual future use of existing cash resources. If the Company is unable to obtain additional funds on favorable terms or at all, the Company may be required to cease or reduce its operations.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While the basis of presentation remains that of a going concern, the Company has a history of recurring losses from operations and, as of June 30, 2012, the Company had no revenue sources, an accumulated deficit of $85.1 million and available cash and cash equivalents of $6.2 million. If the Company is unable to obtain additional funds on favorable terms or at all, the Company may be required to cease or reduce its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Derivative Liabilities

The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded as additional paid-in capital on our consolidated balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheet at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised, amended to remove features that result in derivative liability classification, or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life, yield, and risk-free interest rate. All instruments creating derivative liability accounting treatment were settled during the quarter ended December 31, 2011. There were no remaining derivative liabilities as of June 30, 2012.

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

License Fees

Costs incurred related to the licensing of products that have not yet received regulatory approval to be marketed, or that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred.

Share-based Compensation

The fair value of each stock option granted is estimated on the grant date under the fair value method using a binomial valuation model. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the vesting period. The Company recognized share-based compensation expenses of $511,000 and $484,000 during the years ended June 30, 2012 and 2011, respectively.

Interest and Dividend Income

Interest on cash balances is recognized when earned. Dividend revenue is recognized when the right to receive the payment is established.

Income Taxes

The Company’s income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2012 and 2011, the Company has established a valuation allowance to fully reserve its net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of June 30, 2012 and 2011.

Foreign Currency Translation

The functional currency of MEPL was the U.S. dollar. MEPL was legally dissolved in February 2012. Prior to MEPL’s dissolution, monetary assets and liabilities were translated from Australian dollars into U.S. dollars using the exchange rates in effect at the balance sheet date. Nonmonetary assets and liabilities and equity accounts were translated using historical exchange rates. Income statement amounts were translated using the average exchange rate for the periods. Realized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations as a component of general and administrative expenses and, to date, have not been material.

Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the years ended June 30, 2012 and 2011.

Net loss per share was determined as follows (in thousands, except per share amounts):

	Year ended June 30,
	2012	2011
Numerator
Net loss arising during the development stage	$(7,523)	$(6,781)

Denominator
Weighted average common shares outstanding	13,486,251	7,643,408

Basic and diluted net loss per share	$(0.56)	$(0.89)

Because the Company is in a net loss position, it has excluded stock options, warrants, and convertible preferred stock from the calculation of diluted net loss per share because these securities are antidilutive for all years presented.

	Year ended June 30,
	2012	2011
Weighted average anti-dilutive securities not included in diluted loss per share
Weighted average stock options outstanding	811,675	405,764
Weighted average warrants outstanding	3,198,630	585,402
Weighted average convertible preferred shares outstanding	4,827,000	687,682

Total weighted average anti-dilutive securities not included in diluted net loss per share	8,837,305	1,678,848

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, an amendment to ASC Topic 220, Comprehensive Income, which amends current comprehensive income guidance. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income (loss) as part of our statement of stockholders’ equity. Instead, we must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) that contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. ASU No. 2011-05 will be effective for the first quarter of our fiscal year 2013 beginning July 1, 2012. The adoption of this update will require a change in the format of our current presentation.

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

In conjunction with a private placement of equity securities in May 2011 (the “May 2011 private placement” as described in Note 5), the Company issued common stock on terms that included embedded derivative features, as well as warrants to purchase common stock. These instruments were accounted for as derivative liabilities (see Note 5).

The Company used Level 3 inputs for its valuation methodology for the embedded derivative liabilities and warrant derivative liabilities. The estimated fair values were determined using a Monte Carlo option valuation model based on various assumptions. The Company’s derivative liabilities were adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense.

The following table presents our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands, as of June 30, 2011. Money market funds are included in cash and cash equivalents on the Company’s consolidated balance sheets.The Company did not have any money market funds or derivative liabilities as of June 30, 2012.

	Fair value measurements at June 30, 2011
	Balance at June 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,066	$1,066	$—	$—
Liabilities:
Warrants and other derivative instruments	$(1,125)	$—	$—	$(1,125)

Note 3. Composition of Certain Balance Sheet Items

Accrued expenses consisted of the following, in thousands:

	June 30,
	2012	2011
Accrued pre-clinical and clinical trial expenses	$485	$170
Accrued compensation and benefits	426	270
Accrued legal and professional services expenses	187	386
Other	82	95

	$1,180	$921

Note 4. Related Party Transactions

In March 2012, the Company distributed one subscription right for each share of common stock and each Series A warrant exercisable for a share of common stock to holders of record as of March 30, 2012. Each subscription right entitled the holder to purchase one Unit, which consisted of 0.5 shares of our common stock and a warrant to purchase 0.25 shares of the Company’s common stock. In connection with the rights offering, in May 2012, Novogen purchased 8,988,675 units consisting of 4,494,337 shares of common stock and warrants to purchase an additional 2,247,169 shares of common stock. The warrants are exercisable for a five-year period beginning on May 11, 2012 at an exercise price of $1.19 per share. See further discussion regarding the Rights Offering in Note 5 “Stockholders’ Equity”.

On September 27, 2011, the Company entered into a Securities Subscription Agreement with Novogen, pursuant to which the Company sold to Novogen 1,333,333 shares of common stock, at a purchase price of $1.50 per share, for proceeds of $2,000,000. The offering closed on September 29, 2011. On December 28, 2011, the Company entered into a Securities Subscription Agreement with Novogen, pursuant to which the Company sold to Novogen 1,941,747 shares of common stock, at a purchase price of $1.03 per share, for proceeds of $2,000,000. The offering closed on December 29, 2011.

Isoflavone Transaction

In December 2010, the Company entered into an Asset Purchase Agreement (the “Isoflavone Asset Purchase Agreement”) with Novogen and Novogen Research Pty Limited, a wholly-owned subsidiary of Novogen, pursuant to which the Company agreed to purchase certain assets used in or generated under, or in connection with, the discovery, development, manufacture and marketing of intellectual property and products based on the field of isoflavonoid technology and on compounds known as isoflavones, including those related to the drug candidates Phenoxodiol, Triphendiol, ME-143 and NV-128, “Isoflavone-related Assets”, in exchange for 1,000 shares of the Company’s Series A Convertible Preferred Stock. The transaction closed on May 9, 2011. Under the terms of the Isoflavone Asset Purchase Agreement, the Company also assumed certain liabilities that are related to the Isoflavone-related Assets.

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

In conjunction with signing the Isoflavone Asset Purchase Agreement, the Company and Novogen agreed to terminate, effective upon consummation of the Isoflavone Transaction, each of the following agreements, along with any other agreements relating thereto, with respect to the Isoflavone-related Assets:

•

September 2003 license agreement pursuant to which Novogen’s wholly-owned subsidiary, Novogen Research Pty Limited granted MEPL a world-wide, non-transferable license to conduct clinical trials and commercialize and distribute certain Phenoxodiol products;

•

May 2006 license agreement between MEPL and Novogen Research Pty Limited pursuant to which Novogen Research Pty Limited granted MEPL a world-wide, non-transferable license to conduct clinical trials and commercialize and distribute certain products based on Triphendiol and NV-143 (now known as ME-143);

•

August 2009 license agreement between MEPL and Novogen Research Pty Limited pursuant to which Novogen Research Pty Limited granted MEPL an exclusive, worldwide, non-transferable license to conduct clinical trials, commercialize and distribute NV-128.

These agreements are described in greater detail below.

License Agreements

The following license agreements between the Company and Novogen were terminated, effective upon consummation of the Isoflavone Transaction:

License Agreement for Phenoxodiol, as amended

In September 2003, the Company entered into the Phenoxodiol license agreement with Novogen. The agreement, which was subsequently amended, covered uses of Phenoxodiol in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. MEPL paid Novogen a total of $16,000,000 in fiscal years 2004 through 2007 under the terms of the agreement.

Prior to its termination, the Phenoxodiol license agreement provided for additional future payments. Until the expiration of the exclusivity period as defined in the Phenoxodiol license agreement, MEPL would have been obligated to pay Novogen 2.5% of all net sales and 25% of commercialization income. After the exclusivity period, MEPL would have been obligated to pay Novogen 1.5% of net sales. Further, upon certain regulatory approvals, as defined in the Agreement, MEPL would have been required to pay Novogen Research Pty Limited $8,000,000, together with interest on such amount from December 31, 2006, to the approval date. Thereafter, MEPL would have been required to make annual license milestone fee payments of $8,000,000 to Novogen Research Pty Limited beginning the year of the regulatory approval, and each year thereafter during the exclusivity period.

License Agreement for Triphendiol and NV-143

In May 2006, the Company entered into the license agreement for Triphendiol and NV-143. The agreement covered uses of Triphendiol and NV-143 in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. MEPL paid Novogen a total of $4,000,000 in fiscal years 2006 through 2009 under the terms of the agreement.

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

Transactions giving rise to expenditures amounting to $1,027,000 were made under the Services Agreement with Novogen during the year ended June 30, 2011. Of this amount, $708,000 related to service fees paid to Novogen for research and development services provided during the year ended June 30, 2011, reflecting the time spent by Novogen research staff on the development of Phenoxodiol, Triphendiol, NV-143 and NV-128. Additionally, $319,000 related to costs incurred for administration and accounting services provided by Novogen during the year ended June 30, 2011 . Novogen did not perform any services for the Company during the year ended June 30, 2012.

Note 5. Stockholders’ Equity

Equity Transactions

In May 2002, the Company sold 252,300 shares of its common stock and 252,300 warrants in an initial public offering, raising net proceeds of $9.0 million. The warrants were exercisable prior to November 30, 2003, at an exercise price of $40.00 per share. The Company’s common stock was listed for trading on the Alternative Investment Market, a sub-market of the London Stock Exchange (AIM).

In June 2003, 900 warrants were exercised, resulting in proceeds to the Company of $36,000. In November 2003, the remaining 251,400 warrants were exercised at an exercise price of $40.00 per share with proceeds to the Company of $10.1 million.

In December 2003, the Company sold 239,200 common stock units at a public offering price of $75.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock, exercisable prior to December 18, 2006, at an exercise price of $90.00. In connection with the December 2003 offering, which raised net proceeds of $15.5 million , the Company’s common stock and warrants commenced trading separately on the NASDAQ Global Market. The 239,200 warrants subsequently expired without being exercised.

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

In July 2006, in connection with a standby equity distribution agreement which the Company subsequently cancelled without issuing any shares, the Company paid a commitment fee of 12,363 shares of its common stock, and warrants to purchase 60,000 shares of its common stock. The warrants, which subsequently expired without being exercised, had an exercise price of $43.50 per share, subject to certain adjustments. The fair values of the shares and warrants issued were recorded as equity in the balance sheet and as general and administration expenses in the income statement during the year ended June 30, 2007.

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

May 2011 Private Placement

In May 2011, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Amended Securities Purchase Agreement”) with certain accredited investors pursuant to which the Company agreed to issue and sell to the investors certain shares of the Company’s common stock, and warrants to purchase additional shares of common stock. Pursuant to the Amended Securities Purchase Agreement, in May 2011 the Company issued to the investors: (i) 835,217 shares (the “Initial Shares”) of common stock, at a purchase price of $1.333 per share; (ii) series A warrants (the “Series A warrants”) which initially represented the right to purchase up to 626,413 shares of common stock, up to a maximum of 2,250,564 shares; and (iii) series B warrants (the “Series B warrants”) which initially represented the right to purchase up to 2,165,534 shares of common stock. In addition, the Company agreed to issue certain additional shares of common stock (the “Adjustment Shares”) to the extent the price of the common stock is below $1.333 per share, but greater than or equal to $0.75 per share, on certain dates (“Adjustment Dates”) during the period ending June 26, 2012, including as a result of a subsequent offering by the Company of its securities at a price below the purchase price of the Initial Shares. The number of Adjustment Shares issuable was initially limited to 649,242, subject to proportionate increases to the extent the Series B warrants have been exercised prior to the applicable Adjustment Date, up to a maximum of 2,332,583 shares. If the trading price of the Company’s common stock is below $0.75 per share on any Adjustment Date, the Company will, in addition to issuing the applicable number of Adjustment Shares, refund to the investors an amount per share of common stock received by the investors in the transaction equal to the difference between $0.75 and the price of the common stock on such Adjustment Date. The transactions contemplated by the Amended Securities Purchase Agreement are referred to as the May 2011 private placement. Upon the closing of the May 2011 private placement, the Company also issued warrants to the placement agent for the purchase of up to 210,053 shares of common stock, which warrants were exercisable on the same terms as the Series A warrants.

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

The Series B warrants were amended to permit the exercise of such warrants on a cashless basis. Pursuant to the terms of the Supplemental Agreement, on September 28, 2011, the investors exercised, on a cashless basis, the Amended Series B Warrants for all of the remaining shares of common stock for which such Amended Series B Warrants were exercisable, resulting in the issuance by the Company of an aggregate of 305,603 shares of common stock. Pursuant to the terms of the Amended Securities Purchase Agreement, an additional 653,651 Series A warrants became exercisable as a result of these Series B warrant exercises. As of September 28, 2011, there were no remaining outstanding Series B warrants.

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

Derivative Liabilities

The Company accounted for the Series A and B warrants and the Adjustment Shares feature pursuant to the Amended Securities Purchase Agreement in accordance with accounting guidance for derivatives. The accounting guidance provides a two-step model to be applied in determining whether a financial instrument or an embedded feature in a financial instrument is indexed to an entity’s own stock that would qualify such financial instruments or embedded features for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the balance sheet. The Company determined that the Series A and Series B warrants, prior to their amendment, were ineligible for equity classification as a result of the anti-dilution provisions in the Series A and Series B warrants that could have resulted in an adjustment to the warrant exercise price. Additionally, the Company determined that the Adjustment Shares feature, as specified in the Amended Securities Purchase Agreement, resulted in an embedded derivative. As a result of amending the Series A and Series B warrant terms pursuant to the Supplemental Agreement, and the exercise of the Amended Series B Warrants, as described above, the Series A and Series B warrants are no longer considered to be derivatives as of September 30, 2011. As a result of the Company’s completion of its contractual obligations under the Amended Securities Purchase Agreement related to the issuance of Adjustment Shares during December 2011, the Company had no remaining derivative liabilities as of June 30, 2012.

On the closing date of the May 2011 private placement, the derivative liabilities were initially recorded at their estimated fair values of $1,174,000. The fair value of the derivative liabilities exceeded the proceeds of the private placement of $666,000, and accordingly, no net amounts were allocated to the common stock. The $508,000 amount by which the recorded liabilities exceeded the proceeds was charged to other expense. On June 30, 2011, the total value of the derivative liabilities was $1,125,000, resulting in other income of $49,000. Such decrease in the estimated fair value was primarily due to the decrease in the Company’s common stock price and updates to the assumptions used in the option pricing models.

The derivative liabilities were valued at the closing date of the May 2011 private placement and at June 30, 2011 using a Monte Carlo valuation model with the following assumptions:

	May 18, 2011	June 30, 2011
Closing price per share of common stock	$1.35	$1.02
Expected volatility	121.5% - 122.1%	112.9% - 121.2%
Risk-free interest rate	.19% - 1.87%	.19% - 1.76%
Dividend yield	—	—
Expected lives of underlying securities	12-66 months	12-66 months

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

The completion of the Company’s obligations related to the derivative liabilities during the year ended June 30, 2012 resulting from the amendment of the Series A warrant terms, the exercise of the Series B warrants in September 2011, and completion in December 2011 of the Company’s obligation to issue additional Adjustment Shares resulted in extinguishment of the derivative liabilities; accordingly, the Company recorded other income of $1,125,000, classified as ‘Adjustments to Fair Value of Derivatives’ in the Consolidated Statement of Operations, associated with the decrease in fair value of the derivative liabilities. Additionally, during the year ended June 30, 2012, the Company recorded a gain of $14,000 in conjunction with amending the Series A warrant terms, based on the fair value of the Amended Series A Warrants, classified as ‘Adjustments to Fair Value of Derivatives’ in the Consolidated Statement of Operations.

Private Placements with Novogen

On September 27, 2011, we entered into a Securities Subscription Agreement with Novogen, pursuant to which we sold to Novogen 1,333,333 shares of our common stock, at a purchase price of $1.50 per share, for proceeds of $2,000,000. The offering closed on September 29, 2011. On December 28, 2011, we entered into a Securities Subscription Agreement with Novogen, pursuant to which we sold to Novogen 1,941,747 shares of our common stock, at a purchase price of $1.03 per share, for proceeds of $2,000,000. The offering closed on December 29, 2011.

Rights Offering

On March 26, 2012, the Company’s registration statement on Form S-1, as previously filed with the Securities and Exchange Commission on February 21, 2012 and amended on March 20, 2012, became effective. The Form S-1 was filed in connection with the Company’s rights offering (“Rights Offering”) to existing stockholders and to holders of our Series A warrants issued in connection with the May 2011 private placement. Pursuant to the Rights Offering, the Company distributed one subscription right for each share of common stock and each Series A warrant exercisable for a share of common stock to holders of record as of March 30, 2012. Each subscription right entitled the holder to purchase one Unit, which consisted of 0.5 shares of our common stock and a warrant to purchase 0.25 shares of the Company’s common stock. The subscription period expired on May 11, 2012. The Rights Offering also included an over-subscription privilege, which entitled stockholders to purchase additional Units that remained unsubscribed at the expiration of the Rights Offering. For every two Units purchased in the Rights Offering, stockholders received one share of common stock for a purchase price of $0.89 per share, which represents a 10 percent discount to the volume-weighted average price of the Company’s common stock for the 30 consecutive trading days ending on, and inclusive of, March 13, 2012, and warrants to purchase one-half of one share of common stock with an exercise price of $1.19 per share, which represented a 20 percent premium to the volume-weighted average price of the Company’s common stock during the same period. The warrants are exercisable for a five-year period beginning on May 11, 2012. The Company issued 5,830,202 shares of common stock and warrants to purchase 2,915,152 shares of common stock in conjunction with the Rights Offering. Net proceeds associated with the Rights Offering were $4.8 million.

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

Warrants

As of June 30, 2012, there were outstanding warrants to purchase 2,915,152 shares of the Company’s common stock at an exercise price of $1.19 per share, which expire in May 2017, issued in conjunction with the Rights Offering; 248,003 shares of the Company’s common stock at exercise prices ranging from $21.70 to $36.00 per share, which expire at various dates in calendar years 2012 and 2013; and outstanding Series A warrants and warrants issued to the Company’s placement agent for the May 2011 private placement to purchase up to 2,460,617 shares of common stock at an exercise price of $1.00 per share, which expire in November 2016.

Note 6. Share-based Compensation

In December 2008, the Company adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (the “2008 Plan”), as amended and restated in 2011, under which 2,500,000 shares of common stock are authorized for issuance. The 2008 Plan provides for the grant of options and/or other stock-based or stock-denominated awards to the Company’s non-employee directors, officers, employees and advisors. As of June 30, 2012, there were a total of 863,560 options outstanding, including options to purchase a total of 398,010 shares of common stock which were granted to two of the Company’s officers outside of the 2008 Plan. As of June 30, 2012, there were 2,034,450 shares available for future grant under the 2008 Plan.

A summary of the Company’s stock option activity and related data follows:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price
Balance at June 30, 2010	298,853	$3.03
Granted	297,352	1.12
Forfeited/Expired	—	—

Balance at June 30, 2011	596,205	2.08
Granted	267,355	1.63
Forfeited/Expired	—	—

Balance at June 30, 2012	863,560	$1.94

As of June 30, 2012, there were 256,334 options vested and exercisable, with a weighted-average exercise price of $2.35 and a remaining contractual term of 3.1 years. No stock option exercises occurred during the years ended June 30, 2012 or 2011. As of June 30, 2012, the total intrinsic value, which is the difference between the exercise price of the underlying options and the closing price of the Company’s common stock of $0.42 on that date, was zero.

Unrecognized compensation expense related to non-vested stock options totalled $373,000 as of June 30, 2012. Such compensation expense is expected to be recognized over a weighted-average period of 2.39 years.

The Company uses a binomial valuation model to estimate the grant date fair value of stock options. To calculate these fair values, the following assumptions were used:

	Year ended June 30,
	2012	2011
Risk-free interest rate	.62% - 1.32%	1.17% - 1.60%
Expected life	5 years	5 years
Expected volatility	145% - 152%	136% - 144%
Dividend yield	0%	0%
Weighted-average grant date fair value	$1.43	$0.98

Exercise prices and weighted-average remaining contractual lives for the options outstanding as of June 30, 2012 were:

Options Outstanding	Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
1,000	$0.61	4.9	—	$—
82,232	$0.77	3.2	35,975	$0.77
37,500	$1.15	3.3	14,842	$1.15
177,620	$1.28	3.9	44,405	$1.28
125,845	$1.34	4.3	—	$—
73,463	$1.52	3.0	36,726	$1.52
2,000	$1.53	4.2	—	$—
110,195	$1.86	2.8	59,693	$1.86
138,510	$1.90	4.1	—	$—
110,195	$5.05	2.8	59,693	$5.05
5,000	$6.30	1.6	5,000	$6.30

863,560		3.5	256,334	$2.35

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

Leases

In July 2010, the Company entered into a lease arrangement to rent approximately 3,700 square feet of office space for 33 months beginning in July 2010 for monthly rental rates ranging from $10,109 to $10,734 over the lease term, plus other pass-through charges. The lease expires in April 2013, and the Company has two options to extend the lease term for one year each at the market rate in effect at the time of renewal. The Company recognizes rent expense on a straight-line basis over the term of the lease. Rent expense for the year ended June 30, 2012 was $118,000. Scheduled lease payments due for the year ending June 30, 2013 are $107,000.

Note 8. Segment Information

The Company has one operating segment, the discovery and development of pharmaceutical compounds. The Company’s business contained two geographic segments from inception until MEPL’s legal dissolution in April 2012. The following segment information is net of intercompany transactions.

	Year Ended June 30,
	2012			2011
	USA	Australia	Total	USA	Australia	Total
	(in thousands)			(in thousands)
Statement of Operations:
Income (loss) from operations	$(8,473)	$79	$(8,394)	$(5,016)	$(1,435)	$(6,451)
Other income (expense)	871	—	871	(329)	(1)	(330)

Net loss arising during development stage	$(7,602)	$79	$(7,523)	$(5,345)	$(1,436)	$(6,781)

Balance Sheet:
Segment assets	$6,373	$—	$6,373	$4,112	$56	$4,168
Segment liabilities	$(1,774)	$—	$(1,774)	$(1,294)	$(1,080)	$(2,374)

Note 9. Income Taxes

Pre-tax loss consists of the following jurisdictions (in thousands):

	Year ended June 30,
	2012	2011
Domestic	$(8,547)	$(6,346)
Foreign	1,024	(1,452)

	(7,523)	(7,798)
Elimination on consolidation	—	1,017

Pre-tax loss	$(7,523)	$(6,781)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense attributable to loss arising during development stage is as follows (in thousands):

	Year Ended June 30,
	2012		2011
	$	%	$	%
Tax benefit at U.S. statutory rates	$2,557	34%	$2,305	34%
State tax	474	6%	368	5%
Australian tax	41	1%	(58)	-1%
R&D tax concession	—	—	108	2%
Expiration of foreign tax losses	(28,202)	-375%	—	—
Change in valuation allowance	25,129	334%	(2,724)	-40%

	$(1)	—	$(1)	—

Deferred tax liabilities and assets are comprised of the following (in thousands):

	Year ended June 30,
	2012	2011
Deferred tax liabilities:
Unrealized foreign exchange gain	$—	$(13)
Prepaid expenses	—	(28)
Change in accounting adjustments	(2,411)	—

Total deferred tax liabilities	(2,411)	(41)
Deferred tax assets:
Tax carried forward losses	4,153	32,529
Share-based payments	458	908
Unrealized foreign exchange loss	—	193
Consultant and other accruals	27	26
Fixed and intangible assets	7,656	3,311
Derivative	—	183
Compensation accruals	161	104
Investment in subsidiary	—	26,422
Capital loss carryforward	26,382	—

Total deferred tax assets	38,837	63,676
Valuation allowance for deferred tax assets	(36,426)	(63,635)

Net deferred tax assets and liabilities	$—	$—

Management evaluates the recoverability of the deferred tax assets and the amount of the required valuation allowance. Due to the uncertainty surrounding the realization of the tax deductions in future tax returns, the Company has recorded a valuation allowance against its net deferred tax assets at June 30, 2012 and 2011. At such time as it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance would be reduced.

There was no benefit from income taxes recorded for the period from December 1, 2000 (inception) to June 30, 2012 due to the Company’s inability to recognize the benefit of net operating losses. The Company had federal and state net operating loss carry forwards of approximately $10,773,000 and $8,410,000 at June 30, 2012. The federal and state net operating losses will begin to expire in 2022 and 2031, respectively. Due to the dissolution of the Company’s foreign subsidiary, all foreign tax losses expired unutilized during the year ended June 30, 2012.

The Company’s ability to utilize its net operating loss carry-forwards may be substantially limited due to ownership changes that have occurred or that could occur in the future under Section 382 of the Internal Revenue Code and similar state and foreign laws. The Company has not completed a study to determine whether one or more ownership changes have occurred.

The Company did not previously record a deferred tax asset for any basis difference in its subsidiary because the Company intended to permanently reinvest any subsidiary earnings. However, in the year ended June 30, 2011, the Company determined that it might wind up its subsidiary. As such, the Company recorded a deferred tax asset for this difference. The Company realized this loss for tax purposes during the year ended June 30, 2012, which resulted in a capital loss carry-forward of $66,230,000. This capital loss will expire in 2017.

None of the Company's prior income tax returns has been selected for examination by a major taxing jurisdiction; however, the statutes of limitations for various filings remain open. The oldest filings subject to potential examination for federal, state, and foreign purposes are 2009, 2011, and 2008, respectively. The Company has not reduced any tax benefit on its financial statements due to uncertain tax positions at June 30, 2012 and it is not aware of any circumstance that would significantly change this result through the end of fiscal year 2013. To the extent the Company incurs income-tax related penalties or interest, the Company recognizes them as additional income tax expense.

Note 10. Selected Quarterly Financial Information (Unaudited)

The following table presents the Company’s unaudited quarterly results of operations for the years ended June 30, 2012 and 2011 (in thousands, except per share data).

	Quarter Ended				Year Ended June 30, 2012
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Net loss arising during development stage	$(2,101)	$(2,269)	$(1,541)	$(1,612)	$(7,523)
Basic and diluted loss per share	$(0.11)	$(0.15)	$(0.13)	$(0.17)	$(0.56)

	Quarter Ended				Year Ended June 30, 2011
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Net loss arising during development stage	$(1,642)	$(1,312)	$(2,068)	$(1,759)	$(6,781)
Basic and diluted loss per share	$(0.19)	$(0.18)	$(0.28)	$(0.24)	$(0.89)

Note 11. Subsequent Events

On August 7, 2012, the Company entered into a definitive asset purchase agreement with S*BIO Pte Ltd, a privately held biotechnology company, pursuant to which MEI Pharma agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, a histone deacetylases (HDAC) inhibitor in Phase II clinical trials for hematologic cancers, from S*BIO in exchange for $500,000 of common stock. The agreement also provides for potential success-based clinical, regulatory and sales milestone payments of up to $75.2 million, as well as contingent earn-out payments based on net sales. On August 22, 2012, the Company completed the asset purchase and issued 1,174,536 shares of common stock to S*BIO Pte Ltd.

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

A control system no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company are detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

(b) Management’s Annual Report on Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. The Company’s internal control was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded and financial records are reliable. Management also takes steps to ensure that information and communication flows are effective, and to monitor performance, including performance of internal control procedures.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management believes that the Company’s internal control over financial reporting is effective as of June 30, 2012.

There were no changes in internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Members Whose Terms Expire at the Company’s Fiscal Year 2013 Annual Shareholder Meeting

Professor Bryan Williams, age 63, Director and non-Executive Chairman of the Board

Professor Bryan Williams has been a director of MEI Pharma since March 2006. Professor Williams has been the non-executive Chairman of the Board of Directors since November 2006. Since January 1, 2006, Professor Williams has been the director of the Monash Institute of Medical Research in Melbourne, Australia. From 1991 to 2005, Professor Williams was Chairman of the Department of Cancer Biology, Lerner Research Institute, The Cleveland Clinic Foundation, Cleveland, Ohio. From 1993 to 2005, Professor Williams was Professor, Department of Genetics at Case Western Reserve University, Cleveland, Ohio. From 1998 to 2005, Professor Williams was an Associate Director of the Case Comprehensive Cancer Center in Cleveland, Ohio. He is an Honorary Fellow of the Royal Society of New Zealand.

Charles V. Baltic III, age 51, Director

Mr. Baltic has been a director of MEI Pharma since October 2011. Mr. Baltic has been a Managing Director and Co-Head of Healthcare at Needham & Company LLC since 2009. Prior to joining Needham, Mr. Baltic was a Managing Director and head of the biotechnology practice at CRT Capital Group from 2006 to 2008. From 2001 to 2006, he served as a Managing Director in Healthcare Investment Banking at Wachovia Securities. Prior to Wachovia, he was with Healthcare Investment Banking at Cowen and Company for six years, ultimately serving as a Director in life sciences. Prior to beginning his investment banking career in 1996, Mr. Baltic practiced corporate and securities law with Dewey Ballantine, representing numerous healthcare and securities clients. Mr. Baltic earned his B.A and J.D. degrees from Georgetown University and an M.B.A. degree in finance from the Wharton School of the University of Pennsylvania. Mr. Baltic is also a founding Trustee and past Chair of the Development Committee and current Chair of the Programs Committee of the non-profit Hope Funds for Cancer Research. Mr. Baltic is a former Director of MedVantage Inc., a controlling interest of which was acquired by Blues Plans Inc., a consortium of the Blues Plans of Massachusetts, North Carolina, Florida, Arkansas and Illinois.

Members Whose Terms Expire at the Company’s Fiscal Year 2014 Annual Shareholder Meeting

William D. Rueckert, age 59, Director

Mr. Rueckert has been a director since April 2011. Mr. Rueckert was previously a director of MEI Pharma, Inc. between March 2007 and March 2009. Mr. Rueckert has been a director of Novogen since March 2009 and was elected Chairman of the Novogen Board of Directors on October 18, 2010. Mr. Rueckert is also currently a director of Chelsea Therapeutics, Inc., a Nasdaq-listed drug development company. Mr. Rueckert is the Managing Member of Oyster Management Group LLC an investment fund specializing in community banks. From 1991 to 2006 he was President and Director of Rosow & Company, a private investment firm based in Connecticut. Mr. Rueckert has been President and Director of Eastern Capital Development, LLC from 1999 to 2005, treasurer of Moore & Munger, Inc., a company with interests in the petroleum and resort development industries, from 1988 until 1990, and was President of United States Oil Company, a publicly traded oil exploration business, from 1981 to 1988. Among his many civic associations, Mr. Rueckert is Director and President of the Cleveland H. Dodge Foundation, a private philanthropic organization in New York City, and Chairman of the Board of the Trustees of Teachers College, Columbia University.

Christine A. White M.D., age 60, Director

Dr. White has been a director since August 2010. Dr. White served in various senior positions with Biogen Idec from 1996 to 2005, most recently as Senior Vice President, Global Medical Affairs, where she played an integral role in the development, and commercialization of oncology drugs Rituxan® and Zevalin® and oversaw Oncology, Neurology and Dermatology Global Medical Affairs. Previously, she served as the Director of Clinical Oncology Research at the Sidney Kimmel Cancer Center in San Diego from 1994 to 1996, and was a clinical oncologist and Medical Director of Oncology Research at Scripps Memorial Hospitals in La Jolla and Encinitas, California, from 1984 to 1995, most recently as Chairman, Department of Medicine. Dr. White serves as a member of the board of directors of Arena Pharmaceuticals, a clinical-stage pharmaceutical company. Within the past five years, Dr. White also served as a member of the board of directors of Genoptix Inc., a medical diagnostics company, until its acquisition by Novartis, Monogram Biosciences, a life sciences company, until its acquisition by LabCorp, and Pharmacyclics, a pharmaceutical company. Dr. White serves on the Scientific Advisory Board of Areva Med LLC. She earned her B.A. in Biology and M.D. from the University of Chicago and is Board certified in both Internal Medicine and Medical Oncology.

Members Whose Terms Expire at the Company’s Fiscal Year 2015 Annual Shareholder Meeting

Ms. Leah Rush Cann, age 52, Director

Ms. Cann has been a director and chairperson of the Audit Committee since March 2009. Ms. Cann is the President of Leah Rush Cann Research and Consulting, LLC, a cancer – consulting organization which she founded in 2003. She was a research scientist with Memtec Corporation from 1984 to 1986. Ms. Cann was a research analyst with CIBC Oppenheimer from 1992 to 1999. From 1999 to 2000, she was a health care analyst with Cadence Capital, an asset manager based in Boston, Massachusetts. Ms. Cann was a senior biotechnology analyst with Wachovia Securities from 2000 to 2003. In both 1995 and 1996, The Wall Street Journal recognized Ms. Cann as an All-Star analyst. Ms. Cann received a B.A. in art history and chemistry and an M.B.A from Stetson University. She was a post-baccalaureate at the College of William and Mary and a post-graduate at Columbia University. Ms. Cann has been a trustee and member of several committees of International House in New York City for more than 10 years. She is a trustee and the chairman of the Executive Committee of the Hope Funds for Cancer Research, which she helped found in 2006.

Daniel P. Gold, PhD, age 58, President, Chief Executive Officer and Director

Dr. Gold has been President, Chief Executive Officer and a director since April 2010. From October 2009 to April 2010, Dr. Gold was Managing Partner of Theragence, Inc., a service provider that focuses on optimizing biopharmaceutical product development, which he co-founded. From July 2008 to May 2009, Dr. Gold was President and Chief Executive Officer of Prospect Therapeutics, a clinical stage, oncology focused biotechnology company. From January 2000 to May 2009, Dr. Gold was Chief Scientific Officer of Favrille, Inc., a biopharmaceutical company that focused on the development and commercialization of immunotherapies for the treatment of cancer and other diseases of the immune system, which he founded. Dr. Gold currently serves on the Board of Trustees of the Hope Funds for Cancer Research. Dr. Gold was a member of the Executive Council of the Sabin Cancer Vaccine Consortium from 2004 to 2006 and a member of the board of directors of the San Diego chapter of the Leukemia and Lymphoma Society from 1998 to 2003. Dr. Gold received a Bachelor’s degree in biology from University of California Los Angeles and received a Doctorate degree from Tufts University in Pathology/Immunology.

Information about the Board of Directors and its Committees

The Board of Directors has responsibility for the overall corporate governance of MEI Pharma.

We are a “controlled company” within the meaning given to that term by the Nasdaq Stock Market (“Nasdaq”) because Novogen owns more than 50% of the voting power of our outstanding common stock. As a controlled company, we are exempt from the requirement that our Board of Directors be composed of a majority of independent directors. Nonetheless, during the fiscal year ended June 30, 2012, a majority of the members of the Board of Directors were, and as of the date of this report, a majority of the members of the Board of Directors are, independent within the meaning of the Nasdaq rules. As described further under “Item 13.-Certain Relationships and Related Transactions”, Novogen has announced plans to distribute to its shareholders the shares of our common stock it currently owns. If such distribution is consummated, we may no longer qualify as a controlled company.

The Board has established an Audit Committee to oversee our financial matters, a Compensation Committee to oversee the Company’s compensation policies, plans and programs and a Nominating Committee to assist the Board of Directors in nominating board members to be elected by the stockholders at the Annual Meeting of Stockholders and to fill vacancies and newly created directorships.

Audit Committee

The Audit Committee of the Board of Directors has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is responsible for overseeing financial and accounting activities. The Audit Committee’s responsibilities include the annual appointment of independent auditors and the review of the scope of audit and non-audit assignments and related fees, the accounting principles used in financial reporting, internal auditing and internal control procedures. The members of the Audit Committee are Ms. Leah Cann (chairperson), Professor Bryan Williams and Dr. Christine A. White, each of whom the Board of Directors has determined is independent as defined by applicable Nasdaq and SEC rules. The Board of Directors has also determined that Ms. Cann is an “audit committee financial expert” as defined by SEC rules. The Company has adopted an Audit Committee Charter which is posted on its website at www.meipharma.com. The Audit Committee held five meetings during the fiscal year ended June 30, 2012.

Compensation Committee

The Compensation Committee acts on behalf of the Board to fulfill the Board’s responsibilities to oversee our compensation policies, plans and programs, and reviews and determines the compensation to be paid to our executive officers and executive directors. The Compensation Committee has the sole power to retain compensation consultants and to determine the scope of the associated engagements. The Compensation Committee also has the power to make recommendations to the full Board of Directors concerning the allocation of stock options to directors and employees. The compensation and terms of appointment of non-executive directors are set by the full Board of Directors. The Compensation Committee also consults with and considers the recommendations of the chief executive officer with respect to the appropriate level and mix of the various compensation components, focused primarily on the particular goals of applicable executives and employees in a particular year. The Board of Directors has adopted a written charter for the Compensation Committee, which is available on our website at www.meipharma.com. Dr. Christine A. White has served as the Chair of the Compensation Committee since July 2011. The other members of the Compensation Committee are Professor Bryan Williams and Mr. William Rueckert. The Board of Directors has determined that each member of the Compensation Committee is independent as defined by applicable Nasdaq rules. The Compensation Committee met six times during the fiscal year ended June 30, 2012.

During fiscal year 2012, the Compensation Committee engaged Barney & Barney LLC as independent compensation consultants. During its engagement, the Compensation Committee directed Barney & Barney to provide the Compensation Committee with an analysis of the Company’s existing compensation programs for both board compensation and executive compensation. Barney & Barney’s analysis included comparisons against a peer group comprised of companies similar to MEI Pharma. The analysis and recommendations provided by the consultants included the following areas: (i) cash compensation; (ii) equity compensation, including vesting; (iii) annual and long-term incentive programs; (iv) additional compensation for the Chairman of the Board, Committee Chairs and Committee Members; and (v) comparison to ISS policy. Recommendations were provided to ensure our compensation programs are competitive in our industry and are consistent with our compensation philosophy (see “Executive Compensation”).

Nominating Committee

During June 2012, the Board of Directors adopted a Nominating Committee Charter and appointed Professor Bryan Williams, Mr. Charles Baltic, Ms. Leah Rush Cann, Mr. William Rueckert and Dr. Christine White as members of the Company’s newly formed Nominating Committee. MEI Pharma’s Nominating Committee Charter is posted on its website at www.meipharma.com. The Nominating Committee did not meet during the fiscal year ended June 30, 2012. Prior to June 2012, the full Board of Directors had fulfilled the functions performed by the Nominating Committee as permitted for “controlled companies” such as MEI Pharma. Controlled companies are not subject to Nasdaq rules requiring (i) Board of Director nominations to be selected, or recommended for the Board’s selection, by either a nominating committee comprised solely of independent directors or by a majority of the independent directors on the Board of Directors and (ii) each Nasdaq-listed company to have a formal written charter or resolutions by the Board of Directors addressing the nominating process.

The Nominating Committee is responsible for assisting the Board of Directors in identifying qualified individuals who possess the desired experience and skills to serve on the Board. The Nominating Committee is also responsible for proposing chairpersons and members on committees to the Board. If any member of the Board of Directors does not wish to continue in service or if the Board of Directors decides not to re-nominate a member for re-election, the Board will consider all qualified director candidates identified by the Nominating Committee, or by stockholders. Stockholders who would like to propose an independent director candidate for consideration for nomination by the Board of Directors at next year’s annual meeting of stockholders may do so by submitting the candidate’s name, resume and biographical information to the attention of Thomas M. Zech, Secretary, MEI Pharma, Inc., 11975 El Camino Real, Suite 101, San Diego, California 92130. All shareholder nominations received by the Secretary, will be presented to the Nominating Committee for the same consideration as individuals identified by the Nominating Committee through other means.

The Nominating Committee reviews the prospective candidate’s biographical information and assesses each candidate’s independence, diversity, skills and expertise based on a variety of factors, including the following criteria:

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

Application of these factors requires the exercise of judgment by members of the Nominating Committee when it makes recommendations to the Board of Directors and cannot be measured in a quantitative way. In addition, the Nominating Committee considers, as one factor among many, the diversity of Board candidates, which may include diversity of skills and experience as well as geographic, gender, age, and ethnic diversity. The Nominating Committee does not, however, have a formal policy with regard to the consideration of diversity in identifying Board candidates. The Nominating Committee and the Board of Directors generally value the broad business experience and independent business judgment in the health care, life sciences and other fields of each member. Specifically, with respect to Professor Williams, the Board relies on his experience in basic and pre-clinical cancer research. Ms. Cann is qualified for the Board based on her business experience in the health care field and her status as an “audit committee expert.” Dr. White is qualified for the Board based on her business and medical experience in the health care field, including oncology research. Mr. Rueckert is qualified for the Board based on his business experience in the investment industry. Mr. Baltic is qualified for the Board as a result of his business experience in the health care investment banking industry.

Director Independence

Our Board of Directors has determined the independence of each director in accordance with the elements of independence set forth in the Nasdaq listing standards. Based upon information solicited from each director, our Board of Directors has determined that each of Mr. William Rueckert, Dr. Christine White, Professor Bryan Williams, Ms. Leah Cann and Mr. Charles V. Baltic III have no material relationship with MEI Pharma and are “independent” within the meaning of Nasdaq’s director independence standards as currently in effect. In making the foregoing determinations, the Board of Directors has considered both the objective tests set forth in the Nasdaq independence standards and subjective measures with respect to each director necessary to determine that no relationships exist that would interfere with the exercise of independent judgment by each such director in carrying out responsibilities of a director. In the case of Mr. Rueckert, the Board’s subjective determination included consideration of his role as non-executive chairman of the board of directors of Novogen. Dr. Daniel P. Gold, as President and Chief Executive Officer, is not considered independent in accordance with Nasdaq’s requirements.

Board Leadership Structure

The Board of Directors does not have a policy addressing whether the same person should serve as both the Chief Executive Officer and Chairman of the Board or if the roles should be separate. Our Board believes that it should have the flexibility to make its determination based upon what it considers to be the appropriate leadership structure for the Company at the time. The Board believes that its current leadership structure, with Dr. Gold serving as President and Chief Executive Officer and Professor Williams serving as Chairman is appropriate for the Company at this time.

Board Role in Risk Oversight

Risk is an integral part of the Board and Committee deliberations throughout the year. While the Board has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk management. In particular, the Audit Committee focuses on financial risk, including internal controls, and receives financial risk assessment reports from management. Risks related to the compensation programs are reviewed by the Compensation Committee. The Board is advised by these committees of significant risks and management’s response via periodic updates.

Stockholder Communications with the Board of Directors

Our stockholders may communicate with the Board of Directors, including non-executive directors or officers, by sending written communications addressed to such person or persons in care of MEI Pharma, Inc., 11975 El Camino Real, Suite 101, San Diego, California, 92130. All communications will be compiled by the Secretary and submitted to the addressee. If the Board of Directors modifies this process, the revised process will be posted on our website.

Appointment of Directors

Our certificate of incorporation and by-laws provide that the number of directors will be set by resolution of the board, but shall be between two and nine. We currently have six directors.

Under our certificate of incorporation and by-laws, directors are to be elected at the annual general meeting for a term of three years unless the director is removed, retires or the office is vacated earlier. The board is divided into three classes with respect to the term of office, with the terms of office of one class expiring each successive year. This classified board provision could discourage a third party from making a tender offer for our shares or attempting to obtain control of MEI Pharma. It could also delay stockholders who do not agree with the policies of the Board of Directors from removing a majority of the Board of Directors for two years.

A director may resign at any time. The resignation is effective upon receipt of notice. Any or all directors may be removed with or without cause by a resolution of stockholders entitled to vote to elect directors. Vacancies from resignation or removal or expansion of the size of the board may be filled by resolution of a majority of directors then in office or by a sole remaining director, and any director so appointed shall serve for the remainder of the full term of the class of directors in which the vacancy occurred.

Attendance of Directors at Board Meetings and Shareholder Meetings

During the fiscal year ended June 30, 2012, the Board of Directors held a total of nine meetings, and each director attended at least 75% of the total number of meetings of the Board of Directors and of the meetings of each committee of the Board of Directors on which such director served. The Board of Directors also acted from time to time by unanimous written consent.

All directors are expected to attend our annual meetings of stockholders. All directors then in office attended the previous annual meeting of stockholders held in December 2011.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics policy that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and chief medical officer), and has posted the text of the policy on its website at www.meipharma.com.

Executive Officers

The Company’s executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. Set forth below are the names and certain biographical information regarding MEI Pharma’s executive officers as of June 30, 2012.

Daniel P. Gold, age 58, President and Chief Executive Officer

See “Directors” above for biographical information regarding Dr. Gold.

Thomas M. Zech, age 61, Chief Financial Officer and Secretary

Mr. Zech has been Chief Financial Officer since June 2010. From May 2009 to June 2010, Mr. Zech was a consultant, providing finance and accounting advisory services to life science and technology companies. Until November 2008, Mr. Zech served as Vice President, Finance and Chief Financial Officer at Pacira Pharmaceuticals Inc., a specialty pharmaceutical company, which was the successor company to SkyePharma Inc. acquired in March 2007, from SkyePharma PLC. He transitioned to Pacira Pharmaceuticals from SkyePharma Inc., where he joined in 1999 as Controller and Corporate Secretary. Previously he held senior finance positions at Stratagene, Advanced Tissue Sciences, Allied Holdings and Psicor. Mr. Zech earned his bachelor’s degree in accounting from Lawrence Technological University and his MBA with a concentration in finance from the University of Detroit.

Robert D. Mass, MD, age 58, Chief Medical Officer

Dr. Mass has more than 20 years of experience as a medical oncologist in both clinical practice and clinical drug development. He held a number of leadership positions at Genentech from 1998 to 2009, most recently as Head of Medical Affairs, BioOncology, a position created to strategically integrate and optimize all of the non-sponsored clinical programs within the company’s oncology portfolio. He also served on the Executive Development Review Committee at Genentech, which was responsible for the review and approval of all sponsored clinical programs across the company’s therapeutic portfolio. Previously he served as clinical science leader for Herceptin from 1999 to 2002, Tarceva from 2002 to 2003, and Avastin, currently the leading oncology therapeutic worldwide, from 2003 to 2007. Prior to joining Genentech, he practiced Hematology and Medical Oncology from 1988 to 1998. After leaving Genentech, Dr. Mass served as a consultant for several oncology companies, including, since October 2010, MEI Pharma. Dr. Mass earned his bachelor’s degree in economics from Tufts University and his medical degree from Oregon Health & Science University. He completed his residency training in Internal Medicine and a fellowship in Hematology and Medical Oncology at the University of California-San Francisco and is certified by the American Board of Internal Medicine in both Internal Medicine and Medical Oncology.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires MEI Pharma’s officers and directors and persons who beneficially own more than 10% of the Common Stock of MEI Pharma to file initial reports of ownership of such securities and reports of changes in ownership of such securities with the SEC. Such officers, directors and 10% stockholders of MEI Pharma are also required by SEC regulations to furnish MEI Pharma with copies of all Section 16(a) forms they file.

Based solely on MEI Pharma’s review of the copies of such forms received by it with respect to the fiscal year ended June 30, 2012, all reports were filed on a timely basis, with the exception of a Form 4 filed by Novogen on October 5, 2011 with respect to its purchase of 1,333,333 shares of our common stock.

Item 11. Executive Compensation

Compensation Philosophy

We believe that the performance of our executive officers significantly impacts our ability to achieve our corporate goals. We, therefore, place considerable importance on the design and administration of our executive officer compensation program. This program is intended to enhance stockholder value by attracting, motivating and retaining qualified individuals to perform at the highest levels and to contribute to our growth and success. Our executive officer compensation program is designed to provide compensation opportunities that are tied to individual and corporate performance. Each executive officer’s compensation package is comprised of three key elements: (i) base salary, (ii) performance-based cash incentives and (iii) equity-based compensation. These elements of executive compensation are intended to align the interests of our executive officers with those of our stockholders.

Our compensation packages are also designed to be competitive in our industry. The Compensation Committee may consult with compensation consultants, legal counsel and other advisors in designing our compensation program, including in evaluating the competitiveness of individual compensation packages and in relation to our corporate goals. The Compensation Committee periodically reviews and analyzes executive officer compensation provided by other companies in our industry. The Compensation Committee will consider, as part of its periodic compensation reviews, the extent to which additional option or other equity awards are appropriate in order to further align the interests of our key employees, including our executive officers, with those of our stockholders. We have implemented policies to ensure that equity awards are granted at fair market value on the date that the grant action occurs.

Our overall compensation philosophy has been to pay our executive officers an annual base salary that was at approximately the median level relative to a selected peer group of companies or based on other competitive information and to provide opportunities, through cash and equity incentives, to provide higher compensation if we satisfied certain key performance goals. The main principles of our compensation strategy include the following:

•	Compensation decisions are driven by a pay-for-performance philosophy;

•	Compensation should reflect individual and corporate performance; and

•	Target annual compensation at or below the median, and allow for above-median compensation to be earned through an executive officer’s and the company’s extraordinary performance.

Compensation of Executive Officers

The table below sets forth, for the fiscal years ended June 30, 2012 and 2011, the compensation of our named executive officers.

Name and Principal Position	Year	Salary (1) ($)		Bonus ($)		Stock Awards ($)	Option Awards (2)($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Daniel P. Gold	2012	$440,000	(3)	$176,000	(4)	—	$166,000	—	—	—	$782,000
President, Chief Executive Officer & Director	2011	$400,000		$120,000		—	—	—	—	—	$520,000
Thomas M. Zech	2012	$265,000	(5)	$50,000	(6)	—	$44,051	—	—	—	$359,051
Chief Financial Officer	2011	$250,000		$50,000		—	—	—	—	—	$300,000
Robert D. Mass	2012	$116,667	(7)	$35,000	(8)	—	—	—	—	—	$151,667
Chief Medical Officer	2011	$7,292		—		—	$197,158	—	—	—	$204,450

(1)	In accordance with SEC rules, the compensation described in this table does not include various health and welfare or other benefits received by our named executive officers that were generally available to all of our regular, full-time employees, as well as certain perquisites and other benefits received by our named executive officers that in the aggregate, were less than $10,000 for any officer.

(2)	Represents the aggregate grant date fair value of options granted in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, “Stock Compensation,” formerly SFAS 123R. For the relevant assumptions used in determining these amounts, refer to Note 6 to our audited consolidated financial statements.

(3)	For the fiscal year ending June 30, 2013, Dr. Gold’s annual salary increased to $466,000.

(4)	Dr. Gold is eligible for a bonus of up to 40% of his base salary, dependent upon the achievement of certain milestones established by the Board of Directors.

(5)	For the fiscal year ending June 30, 2013, Mr. Zech’s annual salary increased to $275,000.

(6)	Mr. Zech is eligible for a bonus of up to 20% of his base salary, dependent upon the achievement of certain milestones established by the Board of Directors.

(7)	Dr. Mass’s employment agreement provides for an initial annual salary of $350,000. Dr. Mass worked a 25% part-time schedule from the commencement of his employment with us on June 1, 2011 through February 2012. Beginning March 2012 he worked a 50% schedule. Prior to Dr. Mass’s employment with MEI Pharma, he acted as a consultant, for which MEI Pharma paid Dr. Mass $47,250 in consulting fees during the fiscal year ended June 30, 2011. For fiscal year ending June 30, 2013, Dr. Mass’s annual salary increased to $371,000, which will continue to be pro-rated.

(8)	Dr. Mass was eligible for a bonus of up to 20% of his base salary, dependent upon the achievement of certain milestones established by the Board of Directors. For fiscal year ending June 30, 2013, Dr. Mass will be eligible for bonus of up to 30% of his base salary upon the achievement of certain milestones established by the Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

As of June 30, 2012, the following equity awards were outstanding:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Daniel P. Gold	—	100,000	(1)	—	$1.90	July 31, 2016	—	—	—	—
	59,693	50,502	(2)	—	$5.05	April 22, 2015	—	—	—	—
	59,693	50,502	(2)	—	$1.86	June 6, 2015	—	—	—	—
Thomas M. Zech	—	26,537	(1)	—	$1.90	July 31, 2016	—	—	—	—
	36,726	36,737	(3)	—	$1.52	June 17, 2015	—	—	—	—
Robert D. Mass	44,405	133,215	(4)	—	$1.28	May 31, 2016	—	—	—	—

(1)	Twenty-five percent of the options vested on August 1, 2012; the remaining seventy-five percent of the options vest in equal monthly installments over the following 36 months.
(2)	Twenty-five percent of the options vested on April 23, 2011; the remaining seventy-five percent of the options vest in equal monthly installments over the following 36 months.

(3)	Twenty-five percent of the options vested on June 18, 2011; the remaining seventy-five percent of the options vest in equal monthly installments over the following 36 months.

(4)	Twenty-five percent of the options vested on June 1, 2012; the remaining seventy-five percent of the options will vest in equal monthly installments over the following 36 months.

Employment Agreements

Employment Agreement between Daniel P. Gold and MEI Pharma

In connection with Dr. Gold’s appointment as President and Chief Executive Officer, we entered into an Employment Letter Agreement, dated April 23, 2010 with Dr. Gold (the “Gold Employment Letter”). The Gold Employment Letter provides for an annual base salary of $400,000, subject to upward adjustment at the discretion of the Compensation Committee of the Board of Directors. Dr. Gold will also have the opportunity to earn an annual cash bonus in an amount up to a maximum of 40% of the base salary based on his achievement of milestones established by the Compensation Committee of the Board of Directors.

Pursuant to the terms of the Gold Employment Letter, Dr. Gold also received options to purchase 220,390 shares of our common stock in two separate tranches. The first tranche of options to purchase 110,195 shares of our common stock was granted to Dr. Gold upon his appointment as President and Chief Executive Officer on April 23, 2010, with an exercise price per share equal to the closing price of our common stock on April 23, 2010. The second tranche of options to purchase 110,195 shares of our common stock was granted to Dr. Gold on June 7, 2010, which date was within thirty (30) days following the public release of our Ovature study results in accordance with the terms of the Gold Employment Letter. Of Dr. Gold’s options, 25% vested one year from the effective date of the Gold Employment Letter and, thereafter, the remaining 75% of Dr. Gold’s initial options will vest in equal monthly installments over the following thirty-six (36) months. In the event of a Change in Control of MEI Pharma, as defined in the Gold Employment Letter, Dr. Gold’s options will become fully vested. In addition, during the 12-month period following the Effective Date, Dr. Gold’s equity interest in MEI Pharma was protected against further dilution. The Gold Employment Letter provided that if an event occurred during this 12-month period that reduced the level of Dr. Gold’s equity interest in us (as a percentage of our outstanding common stock), the Board of Directors would take such actions as may be necessary, as determined by the Board of Directors in its sole discretion, to restore Dr. Gold’s equity interest in us to the level as in effect before such event; however, no such event or adjustment occurred.

Dr. Gold may terminate his employment at any time and for any reason, upon providing three (3) months advance notice to us. Dr. Gold may terminate his employment with Good Reason (as defined in the Gold Employment Letter) by providing us with notice within sixty (60) days of the event giving rise to the Good Reason (and we do not cure the Good Reason event within thirty (30) days after receiving notice). We have the right to terminate the Gold Employment Letter with or without Cause (as defined in the Gold Employment Letter) at any time. If Dr. Gold’s employment is terminated by us without Cause or by Dr. Gold for Good Reason, Dr. Gold will be entitled to (i) a lump sum payment in an amount equal to twelve (12) months of his base salary and (ii) accelerated vesting of his options such that Dr. Gold will be vested in the same number of options as if he had continued to be employed by us for an additional twelve (12) months. The Gold Employment Letter contains confidentiality provisions.

Employment Agreement between Thomas M. Zech and MEI Pharma

In connection with Mr. Zech’s appointment as Chief Financial Officer, we entered into an Employment Letter, dated June 18, 2010, with Mr. Zech (the “Zech Employment Letter”). The Zech Employment Letter provides for an annual base salary of $250,000, subject to upward adjustment at the discretion of the Compensation Committee of the Board of Directors. Mr. Zech will also have the opportunity to earn an annual cash bonus in an amount up to a maximum of 20% of the base salary based on his achievement of milestones established by the Board of Directors.

Pursuant to the terms of the Zech Employment Letter, Mr. Zech also received options to purchase 73,463 shares of our common stock, with an exercise price per share equal to the closing price of our common stock on June 18, 2010, pursuant to the terms and conditions of the Zech Employment Letter, the applicable stock option grant agreement and the 2008 Stock Omnibus Equity Compensation Plan. Of Mr. Zech’s options, 25% vested one year from the effective date of the Zech Employment Letter and, thereafter, the remaining 75% of Mr. Zech’s initial options will vest in equal monthly installments over the following thirty-six (36) months. In the event of a Change in Control of MEI Pharma, as defined in the Zech Employment Letter, Mr. Zech’s options will become fully vested.

Mr. Zech may terminate his employment at any time other than for Good Reason (as defined in the Zech Employment Letter), upon providing two (2) months advance notice to us. Mr. Zech may terminate his employment with Good Reason by providing us with notice within sixty (60) days of the event giving rise to the Good Reason (and we do not cure the Good Reason event within thirty (30) days after receiving notice). We have the right to terminate the Zech Employment Letter with or without Cause (as defined in the Zech Employment Letter) at any time. If Mr. Zech’s employment is terminated by us without Cause or by Mr. Zech for Good Reason, Mr. Zech will be entitled to (i) a lump sum payment in an amount equal to twelve (12) months of his base salary and (ii) accelerated vesting of his options such that Mr. Zech will be vested in the same number of options as if he had continued to be employed by us for an additional twelve (12) months. The Zech Employment Letter contains confidentiality provisions.

Employment Agreement between Robert Mass and MEI Pharma

In connection with Dr. Mass’s appointment as Chief Medical Officer, we entered into an Employment Letter, dated June 1, 2011, with Dr. Mass (the “Mass Employment Letter”). The Mass Employment Letter provides for an annual base salary of $350,000, subject to upward adjustment at the discretion of the Compensation Committee of the Board of Directors. Dr. Mass will also have the opportunity to earn an annual cash bonus in an amount up to a maximum of 30% of the base salary based on his achievement of milestones established by the Board of Directors. Dr. Mass works a reduced hours schedule and initially was paid at a rate of 25% of his annual base salary. The number of hours worked by Dr. Mass may vary and the percentage rate of his annual base salary paid will vary accordingly.

Pursuant to the terms of the Mass Employment Letter, Dr. Mass also received options to purchase 177,620 shares of our common stock, with an exercise price per share equal to the closing price of our common stock on June 1, 2011, pursuant to the terms and conditions of the Mass Employment Letter and the applicable stock option grant agreement. Of Dr. Mass’s options, 25% vested one year from the effective date of the Mass Employment Letter and, thereafter, the remaining 75% of Dr. Mass’s initial options will vest in equal monthly installments over the following thirty-six (36) months. In the event of a Change in Control of MEI Pharma, as defined in the Mass Employment Letter, Dr. Mass’s options will become fully vested. In addition, during the 12-month period following the Effective Date, Dr. Mass’s equity interest in us will be protected against further dilution. If an event occurs during this 12-month period that reduced the level of Dr. Mass’s equity interest in us (as a percentage of our outstanding common stock), the Board of Directors would take such actions as may be necessary, as determined by the Board of Directors in its sole discretion, to restore Dr. Mass’s equity interest in us to the level as in effect before such event.

Dr. Mass may terminate his employment at any time other than for Good Reason (as defined in the Mass Employment Letter), upon providing two (2) months advance notice to us. Dr. Mass may terminate his employment with Good Reason by providing us with notice within sixty (60) days of the event giving rise to the Good Reason (and we do not cure the Good Reason event within thirty (30) days after receiving notice). We have the right to terminate the Mass Employment Letter with or without Cause (as defined in the Mass Employment Letter) at any time. If Dr. Mass’s employment is terminated by us without Cause or by Dr. Mass for Good Reason, Dr. Mass will be entitled to (i) a lump sum payment in an amount equal to twelve (12) months of his base salary and (ii) accelerated vesting of his options such that Dr. Mass will be vested in the same number of options as if he had continued to be employed by us for an additional twelve (12) months. The Mass Employment Letter contains confidentiality provisions.

Potential Payments Upon Termination or Change in Control

Each of Dr. Gold’s, Mr. Zech’s and Dr. Mass’s employment agreement provides for certain severance payments upon the applicable employee’s termination by us other than for cause or by the applicable employee for good reason, as such terms are defined in the respective employment agreement. Upon such a termination of employment, we will: (i) make a payment to the applicable employee in lieu of notice in an amount equal to twelve months of such employee’s base salary (as in effect at the time of such employee’s termination from employment), and (ii) accelerate the vesting of the applicable employee’s options so that such employee will be vested in the same number of shares of common stock subject to the options as if such employee had continued to be employed by us for an additional twelve months. Such payment and additional option vesting will be conditional upon the execution of a customary release of claims in favor of us and our affiliates, in a form prescribed by us. The payment in lieu of notice will be paid to the applicable employee in a single lump sum payment as soon as administratively practicable after the maximum review and revocation period for the release agreement as may be required under applicable law, if any, or such earlier date as determined in our sole discretion, but in no event more than 60 days after the applicable employee’s termination of employment. If their employment had been terminated in accordance with the foregoing provisions on June 30, 2012, Dr. Gold, Mr. Zech and Dr. Mass would have been entitled to payments in the amount of $440,000, $265,000 and $175,000, respectively, and the vesting of options to purchase 100,940; 30,524 and 44,400 shares of our common stock, respectively.

In the event of a change in control of MEI Pharma, as defined in the 2008 Stock Omnibus Equity Compensation Plan, as amended, unless the Compensation Committee of the Board of Directors determines otherwise, all of the options granted to Dr. Gold, Mr. Zech and Dr. Mass will accelerate and become fully exercisable effective upon the date of the change in control. As of June 30, 2012, the exercise price of all executive officers’ outstanding options exceeded the closing price per share of our common stock on the Nasdaq Capital Market.

Compensation of Directors

The following table provides details of the fees paid to our directors who served on the Board for the fiscal year ended June 30, 2012.

Name	Fees earned or paid in cash (1)	Stock Awards ($)	Option Awards ($)(2)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Bryan Williams (3)	$52,800	—	$29,700	—	—	—	$82,500
Leah Cann	$39,600	—	$29,700	—	—	—	$69,300
William Rueckert	$39,600	—	$29,700	—	—	—	$69,300
Christine White	$39,600	—	$29,700	—	—	—	$69,300
Charles V. Baltic III	$28,050	—	$29,700	—	—	—	$57,750

(1)	For the fiscal year ended June 30, 2012, our non-executive directors received cash compensation of $39,600. Charles Baltic joined the Board of Directors in October 2011, and his annual cash compensation was prorated beginning on that date.

(2)	Calculated in accordance with FASB ASC Topic 718, based on 25,169 options to purchase common stock at an exercise price of $1.34 per share, granted on October 20, 2011. One-third of such options will vest one year from the effective date of the applicable grant and, thereafter, the remaining two-thirds of the options will vest in equal monthly installments over the following twenty-four months, subject to continued service on the Board of Directors.

(3)	Professor Bryan Williams received cash compensation of $13,200 in connection with his services as non-executive Chairman of the Board of Directors.

Dr. Gold, President and Chief Executive Officer of MEI Pharma, does not receive any compensation for performing his duties as a director of MEI Pharma.

On October 20, 2011, the Board of Directors, upon the recommendation of the Compensation Committee, approved certain changes to the compensation paid to non-executive directors to ensure that we continue to attract, retain and motivate qualified, talented and diverse professionals to serve on the Board of Directors. Specifically, the Board of Directors approved an initial grant to each non-executive director of options to purchase a number of shares of our common stock having a value on the grant date, calculated in accordance with ASC Topic 718, equal to $29,700, or seventy five percent of the annual cash fee paid to non-executive directors as in effect on the date of grant. Accordingly, on October 20, 2011, each director received 25,169 options to purchase common stock at an exercise price of $1.34 per share. One-third of such options will vest one year from the effective date of the applicable grant and, thereafter, the remaining two-thirds of the options will vest in equal monthly installments over the following twenty-four (24) months, subject to continued service on the Board of Directors. In addition, beginning with the fiscal year ending June 30, 2013, each non-executive director will receive an annual grant of options to purchase a number of shares of common stock having a value on the grant date of $15,000, which will vest one year from the date of grant. In the event of a Change in Control, as defined in the 2008 Stock Omnibus Equity Compensation Plan, these options will become fully vested. The exercise price for each of the options awarded to each non-executive director in accordance with the foregoing will be the fair market value of our common stock on the date of the grants, and the options will expire five years from the date of grant. Each grant of options to non-executive directors in accordance with the foregoing will be made under the 2008 Stock Omnibus Equity Compensation Plan, as amended in the fiscal 2012, under which 1,594,671 shares remained eligible for awards as of September 14, 2012.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers. Subject to certain exceptions, the indemnification agreements provide that an indemnitee will be indemnified for all expenses incurred or paid by the indemnitee in connection with a proceeding to which the indemnitee was or is a party, or is threatened to be made a party, by reason of the indemnitee’s status with or service to us or to another entity at our request. In connection with proceedings other than those by or in the right of our company and to which the indemnitee was or is a party, or is threatened to be made a party, by reason of the indemnitee’s status with or service to us or to another entity at our request, the indemnification agreements provide that an indemnitee will also be indemnified for all liabilities incurred or paid by the indemnitee. The indemnification agreements also provide for advancement of expenses incurred by an indemnitee in connection with an indemnifiable claim, subject to reimbursement in certain circumstances.

The rights of each indemnitee are in addition to any other rights provided for under our Restated Articles of Incorporation, as amended, and our Amended and Restated Bylaws, as may be amended from time to time, and under Delaware law.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of September 13, 2012 (except as otherwise indicated below) by (i) each person known to beneficially own more than 5% of our common stock, (ii) each of our officers and directors, and (iii) our officers and directors as a group. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or convertible preferred stock, exercisable or convertible on or within sixty (60) days of September 13, 2012, are deemed outstanding. Such shares however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The percentage of beneficial ownership described below is based on 21,673,482 shares of common stock outstanding, plus adjustments to the number of shares of common stock outstanding as described above, as of September 13, 2012.

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percentage of Shares Beneficially Owned
Novogen Limited (1)	20,084,414	69.9%
Capital Ventures International (2)	1,635,954	7.2%
S*Bio Pte Ltd (3)	1,174,536	5.4%
Daniel P. Gold (4)	173,597	*
Thomas M. Zech (5)	52,669	*
Robert Mass (6)	18,500	*
Bryan Williams (7)(8)	9,883	*
Christine White (8)	9,008	*
Leah Cann (8)	9,008	*
William D. Rueckert (8)(9)	13,217	*
Charles V. Baltic III (8)(10)	24,008	*
*All directors and executive officers as a group (8 individuals)	309,890	1.4%

(1)

Derived from Amendment No. 5 to Schedule 13D filed by Novogen on May 11, 2012. The beneficial ownership reflected in the table includes 13,010,246 shares of Common Stock outstanding on September 12, 2012, as well as 4,827,000 shares of Common Stock issuable upon conversion of all of the 1,000 shares of Series A Convertible Preferred Stock outstanding as of such date. Each share of Series A Convertible Preferred Stock is convertible at any time and from time to time and without the payment of additional consideration by the holder thereof into 4,827 shares of Common Stock, for an aggregate amount of 4,827,000 shares. In addition, if a Phase II clinical trial involving any of the isoflavone technology acquired by MEI Pharma pursuant to the Asset Purchase Agreement has achieved a statistically significant result

(p=0.05 or less) or a first patient is enrolled in a Phase III clinical trial involving such technology, whichever is earlier, each share of the Series A Convertible Preferred Stock not already converted may thereafter be converted into 9,654 shares of Common Stock. Also included are 2,247,168 shares of Common Stock issuable upon the exercise of Warrants acquired as part of the Company’s rights offering, which was completed in May 2012, which warrants expire May 10, 2017. The business address of Novogen is Level 1, 1-7 Waterloo Road, North Ryde, NSW, 2112, Australia. See “Relationship with Novogen” under Item 1-Business of this report for a discussion of Novogen’s July 27, 2012 announcement of its plans to distribute its shares of MEI Pharma common stock to its shareholders.

(2)	Derived in part from Schedule 13G filed by Capital Ventures International (“CVI”) on December 31, 2011, which describes the beneficial ownership of 1,250,129 common shares and warrants to purchase up to 211,902 common shares. Pursuant to the terms of the warrants and the Amended and Restated Securities Purchase Agreement, dated May 16, 2011, between MEI Pharma, CVI and Hudson Bay Master Fund Ltd. (the “May 2011 Purchase Agreement”), the exercise of the warrants is subject to a cap on CVI’s ownership interest in MEI Pharma of 9.99%. As a result, a portion of the 1,125,282 shares of common stock issuable upon exercise of the Series A warrant held by CVI were excluded from their report. However, as a result of an increase in the number of outstanding common shares since the filing of CVI’s Schedule 13G, and referring to the records of MEI Pharma with respect to the shares issued and subsequently disposed of by CVI, the Company believes CVI has 510,672 shares of common stock and warrants exercisable for 1,125,282 shares of common stock, which are included in the table and CVI is no longer subject to the cap on CVI’s ownership as discussed above. The principal business address of Capital Ventures International is One Capitol Place, P.O. Box 1787 GT, Grand Cayman, Cayman Islands, British West Indies.

(3)	As previously reported on our Form 8-K filed on August 23, 2012, pursuant to the terms of that certain Asset Purchase Agreement, dated August 7, 2012, between us and S*BIO Pte Ltd, we issued 1,174,536 shares of common stock to S*BIO as partial consideration for the acquisition from S*BIO of all of its right, title and interest in certain intellectual property and other assets related to compounds SB939, SB1304, SB1354 and SB1502, including Pracinostat and certain other compounds. The principal business address of S*BIO Pte Ltd is c/o EDBI, 250 North Bridge Rd. #28-00, Raffles City Tower, Singapore, 17910.

(4)	Pursuant to the terms of the Gold Employment Letter, Dr. Gold received options to purchase 220,390 shares of MEI Pharma’s common stock in two separate tranches. The first tranche of options to purchase 110,195 shares of common stock of MEI Pharma was granted to Dr. Gold upon his appointment as President and Chief Executive Officer on April 23, 2010, with an exercise price per share equal to the closing price of MEI Pharma’s common stock on April 23, 2010. The second tranche of options to purchase 110,195 shares of common stock of MEI Pharma was granted to Dr. Gold on June 7, 2010, which date was no later than thirty (30) days following the public release of MEI Pharma’s Ovature study results, in accordance with the terms of the Gold Employment Letter. Of these two tranches of options, 25% vested one year from the effective date of the Gold Employment Letter and, thereafter, the remaining 75% of Dr. Gold’s options vest in equal monthly installments over the following thirty-six (36) months. In the event of a Change in Control of MEI Pharma, as defined in the Gold Employment Letter, Dr. Gold’s options will become fully vested. Dr. Gold also received options to purchase 100,000 shares of MEI Pharma common stock in August 2011 and options to purchase 100,000 shares of common stock in August 2012; 25% of these options vest on the first anniversary of the applicable option grant date, and the remaining 75% of the options will vest in equal monthly installments over the following thirty-six (36) months. Dr. Gold’s business address is c/o MEI Pharma, Inc., 11975 El Camino Real, Suite 101, San Diego, California, 92130.

(5)

Mr. Zech received options to purchase 73,463 shares of MEI Pharma’s common stock, with an exercise price per share equal to the closing price of MEI Pharma’s common stock on June 18, 2010 pursuant to the terms and conditions of the Zech Employment Letter, the applicable stock option grant agreement and the 2008 Stock Omnibus Equity Compensation Plan. Of Mr. Zech’s options, 25% vested one year from the effective date of the Zech Employment Letter and, thereafter, the remaining 75% of Mr. Zech’s options vest in equal monthly installments over the following thirty-six (36) months. In the event of a Change in Control of MEI Pharma, as defined in the Zech Employment Letter, Mr. Zech’s options will become fully vested.

Mr. Zech also received options to purchase 26,537 shares of MEI Pharma common stock in August 2011 and options to purchase 75,000 shares of common stock in August of 2012; 25% of these options vest on the first anniversary of the applicable option grant date, and the remaining 75% of the options will vest in equal monthly installments over the following thirty-six (36) months. Mr. Zech’s business address is c/o MEI Pharma, Inc., 11975 El Camino Real, Suite 101, San Diego, California, 92130.

(6)	Dr. Mass received options to purchase 177,620 shares of MEI Pharma’s common stock, with an exercise price per share equal to the closing price of MEI Pharma’s common stock on June 1, 2011 pursuant to the terms and conditions of the Mass Employment Letter and the applicable stock option grant agreement. Of Dr. Mass’s options, 25% vested one year from the effective date of the Mass Employment Letter and, thereafter, the remaining 75% of Dr. Mass’s options vest in equal monthly installments over the following thirty-six (36) months. In the event of a Change in Control of MEI Pharma, as defined in the Mass Employment Letter, Dr. Mass’s options will become fully vested. Dr. Mass also received options to purchase 232,359 shares of common stock in August of 2012; 25% of these options will vest on the first anniversary of the option grant date, and the remaining 75% of the options will vest in equal monthly installments over the following thirty-six (36) months. Dr. Mass’s business address is c/o MEI Pharma, Inc., 11975 El Camino Real, Suite 101, San Diego, California, 92130.

(7)	Professor Bryan Williams is the beneficial owner of 9,883 shares of common stock, which includes 750 shares of common stock, warrants to purchase 125 shares of common stock, and, as described in more detail in footnote 8 below, options to purchase 9,008 shares of common stock. Professor Williams exercises sole voting and investment control with respect to the shares. Mr. Williams’ business address is c/o MEI Pharma, Inc., 11975 El Camino Real, Suite 101, San Diego, California, 92130.

(8)	In accordance with the changes in non-executive director compensation approved by the Board of Directors on October 20, 2011, as described under the caption “Compensation of Directors” elsewhere in this report, each of Mr. Williams, Dr. White, Ms. Cann, Mr. Rueckert, and Mr. Baltic received options to purchase 25,169 shares of MEI Pharma’s common stock, with an exercise price per share equal to the closing bid price of the common stock on October 20, 2011. One-third of such options will vest on October 20, 2012, and, thereafter, the remaining two-thirds of such options will vest in equal monthly installments over the following twenty-four (24) months, subject to continued service on the Board of Directors. In the event of a Change in Control, as defined in the 2008 Stock Omnibus Equity Compensation Plan, these options will become fully vested. Each Director listed above, is the beneficial owner of 9,008 shares related to the option grant described above.

(9)	William D. Rueckert is the beneficial owner of 13,217 shares of common stock, which includes 3,501 shares of common stock, warrants to purchase 708 shares of common stock and, as described in more detail in footnote 8 below, options to purchase 9,008 shares of common stock. Mr. Rueckert exercises sole voting and investment control with respect to the shares. Mr. Rueckert’s business address is c/o MEI Pharma, Inc., 11975 El Camino Real, Suite 101, San Diego, California, 92130.

(10)	Mr. Charles V. Baltic III is the beneficial owner of 24,008 shares of common stock, which includes 15,000 shares of common stock and options to purchase 9,008 shares of common stock. Mr. Baltic exercises sole voting and investment control with respect to the shares. Mr. Baltic’s business address is c/o MEI Pharma, Inc., 11975 El Camino Real, Suite 101, San Diego, California, 92130.

Securities Authorized For Issuance Under Equity Compensation Plans

The table below shows, as of June 30, 2012, information for all equity compensation plans previously approved by stockholders and for all compensation plans not previously approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	465,550	$1.43	2,034,450
Equity compensation plans not approved by security holders (2)	398,010	$2.48	—

Total	863,560	$1.92	2,034,450

(1)	Consists of stock options issuable under 2008 Stock Omnibus Equity Compensation Plan.

(2)	Pursuant to the terms of the Gold Employment Letter, Dr. Gold received options to purchase 220,390 shares of MEI Pharma’s common stock in two separate tranches. The first tranche of options to purchase 110,195 shares of common stock of MEI Pharma was granted to Dr. Gold upon his appointment as President and Chief Executive Officer on April 23, 2010, with an exercise price per share equal to the closing price of MEI Pharma’s common stock on April 23, 2010. The second tranche of options to purchase 110,195 shares of common stock of MEI Pharma was granted to Dr. Gold on June 7, 2010, which date was no later than thirty (30) days following the public release of MEI Pharma’s Ovature study results, in accordance with the terms of the Gold Employment Letter. Of these two tranches of options, 25% will vest one year from the effective date of the Gold Employment Letter and, thereafter, the remaining 75% of Dr. Gold’s options will vest in equal monthly installments over the following thirty-six (36) months. In the event of a Change in Control of MEI Pharma, as defined in the Gold Employment Letter, Dr. Gold’s options will become fully vested. Dr. Mass received options to purchase 177,620 shares of MEI Pharma’s common stock, with an exercise price per share equal to the closing price of MEI Pharma’s common stock on June 1, 2011 pursuant to the terms and conditions of the Mass Employment Letter and the applicable stock option grant agreement. Of Dr. Mass’s options, 25% will vest one year from the effective date of the Mass Employment Letter and, thereafter, the remaining 75% of Dr. Mass’s options will vest in equal monthly installments over the following thirty-six (36) months. In the event of a Change in Control of MEI Pharma, as defined in the Mass Employment Letter, Dr. Mass’s options will become fully vested. These option grants took place outside of the 2008 Stock Omnibus Equity Compensation Plan.

Item 13. Certain Relationships and Related Transactions

The agreements we have entered into with our parent corporation Novogen are each summarized below. Novogen is subject to the reporting requirements under the Exchange Act, and, as of September 17, 2012, owned approximately 60% of our outstanding common stock. As Novogen is our parent corporation, each of our agreements with Novogen is considered a related party transaction. Our Code of Business Conduct and Ethics provides that our Audit Committee, which is composed of independent directors in accordance with both Nasdaq and SEC guidelines, review and approve all related party transactions. As such, each of these agreements were reviewed and approved by the majority of the members of our Audit Committee who did not have an interest in the transactions. We believe that each of our executed agreements with Novogen was on terms as favorable to us as we could have obtained from unaffiliated third parties. The descriptions below are only a summary of what we believe are the material provisions of the agreements.

On July 27, 2012, Novogen announced that it had entered into a merger agreement with Kai Medical, a U.S.-based company, incorporated in Delaware. The agreement is subject to Novogen shareholder approval. In addition to the merger agreement with Kai Medical, Novogen announced that, subject to Novogen shareholder approval, it will undertake a capital reduction and in specie distribution to the Novogen shareholders of the shares of the Company that it owns. This distribution would allow Novogen shareholders to own their proportionate share of the the Company’s common stock now held by Novogen. We cannot be certain that any such distribution will be made in accordance with Novogen’s stated plans, or at all.

Isoflavone Transaction; Termination of License Agreements

In May 2011, we purchased from Novogen and Novogen Research Pty Limited, a wholly owned subsidiary of Novogen, certain assets used in or generated under or in connection with the discovery, development, manufacture and marketing of intellectual property and products based on the field of isoflavonoid technology and on compounds known as isoflavones, including those related to the drug candidates Phenoxodiol, Triphendiol, NV-143 and NV-128 (the “Isoflavone-related Assets”). In exchange, we issued to Novogen 1,000 shares of its Series A Convertible Preferred Stock and assumed specified potential liabilities related to these assets. The foregoing transactions are referred to collectively herein as the “Isoflavone Transaction”. Each share of Series A Convertible Preferred Stock is convertible at any time and from time to time and without the payment of additional consideration by the holder thereof into 4,827 shares of our common stock. In addition, if a Phase II clinical trial involving any of the Isoflavone-related Assets has achieved a statistically significant result (p=0.05 or less) or a first patient is enrolled in a Phase III clinical trial involving such technology, whichever is earlier, each share of the Series A Convertible Preferred Stock not already converted may thereafter be converted into 9,654 shares of our common stock.

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

Upon the consummation of the Isoflavone Transaction, each of the following agreements, along with any other agreements relating thereto, with respect to the Isoflavone-related Assets, was terminated:

• Phenoxodiol License Agreement. In September 2003, our wholly-owned subsidiary MEI Pharma Pty Limited (“MEPL”) and Novogen’s wholly-owned subsidiary, Novogen Research Pty Limited entered into a license agreement (the “Phenoxodiol License Agreement”) pursuant to which Novogen Research Pty Limited granted MEPL a world-wide, non-transferable license under its patents and patent applications and in its licensed know-how to conduct clinical trials and commercialize and distribute certain Phenoxodiol products.

MEPL paid $5,000,000 to Novogen in February 2004, which was the first lump sum license fee payment due under the terms of the Phenoxodiol License Agreement. Also, MEPL paid $2,000,000 to Novogen in January 2005 and $4,000,000 in January 2006 which were the annual milestone license fee payments due under the Phenoxodiol License Agreement. MEPL paid a second lump sum license fee of $5,000,000 to Novogen in July 2006 following the raising of funds in a private placement closed on July 11, 2006 (the “July 2006 PIPE”). This license fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of Phenoxodiol products exceeded $50,000,000. Following the July 2006 PIPE, the funds received from equity issuances exceeded $50,000,000 which triggered this license fee payment.

The Phenoxodiol License Agreement also provided that, until the expiration of the exclusivity period of the license, MEPL would pay Novogen 2.5% of all net sales and 25% of commercialization income. After the exclusivity period of the license, 1.5% of net sales were required to be paid to Novogen. The preconditions to such payments did not occur.

In addition to the foregoing amounts, the Phenoxodiol License Agreement was amended in June 2006 and April 2007 to provide that upon the earliest receipt by MEPL of the first (i) approval by the U.S. Food and Drug Administration (the “FDA”) of a New Drug Application (“NDA”) for Phenoxodiol; (ii) approval or authorization of any kind to market Phenoxodiol in the U.S.; or (iii) approval or authorization of any kind by a government agency in any other country to market Phenoxodiol, MEPL would be required to pay Novogen Research Pty Limited $8,000,000, together with interest on such amount from (and including) December 31, 2006 to (but excluding) the Approval Date. Thereafter, MEPL would be required to make license milestone fee payments of $8,000,000 to Novogen Research Pty Limited on December 31 of the year of the Approval Date and on December 31 of each year thereafter during the exclusivity period under the Phenoxodiol License Agreement.

No license fees were accrued in respect of Phenoxodiol prior to the termination of the Phenoxodiol License Agreement.

• Triphendiol and NV-143 License Agreement. In May 2006, MEPL and Novogen Research Pty Limited entered into a license agreement pursuant to which Novogen Research Pty Limited granted MEPL a world-wide, non-transferable license under its patents and patent applications and in its licensed know-how to conduct clinical trials and commercialize and distribute certain products based on two oncology compounds known as Triphendiol and NV-143. MEPL paid $1,000,000 to Novogen in May 2006 which was the first lump sum license fee payment due under the terms of the NV-196 and NV-143 License Agreement. The Triphendiol and NV-143 License Agreement also provided that MEPL would pay to Novogen certain milestone license fees upon the occurrence certain milestone events, including:

(i) $1,000,000 on the date an investigational new drug application (“IND”) for the licensed product goes into effect or the equivalent approval of a government agency is obtained in another country. If this event did not occur before March 31, 2008, then this amount would become due. The amount of $1,000,000 was paid to Novogen on March 31, 2008 under the terms of this agreement;

(ii) $2,000,000 on the date of enrollment of the first clinical trial subject in a Phase II clinical trial of the licensed product. If this event did not occur before June 30, 2009, then this amount would become due. The amount of $2,000,000 was paid to Novogen on June 30, 2009 under the terms of this agreement;

(iii) $3,000,000 on the date of enrollment of the first clinical trial subject in a Phase III clinical trial of the licensed product. If this event did not occur before December 31, 2011, then this amount would have become due; and

(iv) $8,000,000 on the date of first receipt of a NDA for the licensed product from the FDA or equivalent approval from a government agency in another country. If this event did not occur before December 31, 2013, then this amount would have become due.

In addition, the Triphendiol and NV-143 License Agreement provided that MEPL must pay Novogen 5% of all net sales and 25% of commercialization income for the term of the license. The royalty rate was reduced by 50% if the licensed patent right in any country or territory expires, lapses, is revoked, does not exist or is assigned to MEPL and the product is entirely manufactured and supplied in such country. The agreement also required minimum royalties of $3,000,000 per year following the date of the first receipt of an NDA for a licensed product from the FDA (or equivalent approval from a government agency in any other country) until the expiration of the term.

• NV-128 License Agreement. In August 2009, MEPL and Novogen Research Pty Limited entered into license agreement pursuant to which Novogen Research Pty Limited granted MEPL an exclusive, worldwide, non-transferable license under its patents and patent applications and in the intellectual property rights related to its know how to conduct clinical trials, commercialize and distribute a compound known as NV-128. MEPL paid $1,500,000 to Novogen Research in August 2009, which was the first lump sum license fee payment under the terms of the NV-128 License Agreement. The Triphendiol and NV-143 License Agreement also provided that MEPL would pay to Novogen certain milestone license fees upon the occurrence certain milestone events, including:

(i) $1,000,000 on the date an IND for the licensed product goes into effect or the equivalent approval of a government agency is obtained in another country. If this event did not occur before December 31, 2011 then this amount would have become due;

(ii) $2,000,000 on the date of enrollment of the first clinical trial subject in a Phase II clinical trial of the licensed product. If this event did not occur before December 31, 2012, then this amount would have become due;

(iii) $3,000,000 on the date of enrollment of the first clinical trial subject in a Phase III clinical trial of the licensed product. If this event did not occur before December 31, 2014, then this amount would have become due; and

(iv) $8,000,000 on the date of first receipt of a NDA for the licensed product from the FDA or equivalent approval from a government agency in another country. If this event did not occur before December 31, 2017, then this amount would have become due.

In addition, the NV-128 License Agreement provided that MEPL must pay Novogen Research 5% of all net sales and 25% of commercialization income for the term of the license. The royalty rate was reduced by 50% if the licensed patent right in any country or territory expires, lapses, is revoked, does not exist or is assigned to MEPL and the product is entirely manufactured and supplied in such country. The agreement also required minimum royalties of $3,000,000 per year following the date of the first receipt of an NDA for a licensed product from the FDA (or equivalent approval from a government agency in any other country) until the expiration of the term.

Additionally, we, Novogen and MEPL agreed to terminate, effective as of December 31, 2010, the services agreement entered into among such parties in September 2003 (the “Services Agreement”), under which Novogen had previously provided services to us relating to research and development services as well as administrative and accounting services, effective as of December 31, 2010.

Securities Subscription Agreements

On September 27, 2011, we entered into a Securities Subscription Agreement with Novogen, pursuant to which we sold to Novogen 1,333,333 shares of our common stock, at a purchase price of $1.50 per share, for proceeds of $2,000,000. The offering closed on September 29, 2011. On December 28, 2011, we entered into a Securities Subscription Agreement with Novogen, pursuant to which we sold to Novogen 1,941,747 shares of our common stock, at a purchase price of $1.03 per share, for proceeds of $2,000,000. The offering closed on December 29, 2011.

Rights Offering

In March 2012, we distributed one subscription right for each share of common stock and each Series A warrant exercisable for a share of common stock to holders of record as of March 30, 2012. Each subscription right entitled the holder to purchase one Unit, which consisted of 0.5 shares of our common stock and a warrant to purchase 0.25 shares of the Company’s common stock. The subscription period expired on May 11, 2012. In connection with the rights offering, Novogen purchased 8,988,675 units consisting of 4,494,337 shares of common stock and warrants to purchase an additional 2,247,169 shares of common stock. The warrants are exercisable for a five-year period beginning on May 11, 2012 at an exercise price of $1.19 per share.

Transactions and Corporate Opportunities

Under our certificate of incorporation, we are subject to certain provisions which serve to define and delineate the respective rights and duties of us, Novogen and some of our directors and officers in situations where:

•	Novogen invests or engages in business activities that are the same as, or similar to, our business activities;

•	directors, officers and/or employees of Novogen serve as our directors and/or officers; and

•	Novogen has interest in a potential transaction or matter in which we have a similar interest in exploiting as a matter of corporate opportunity.

Pursuant to our certificate of incorporation, Novogen has no duty to refrain from investing or engaging in activities or lines of business similar to ours and neither Novogen nor any of its officers, directors, stockholders, affiliates, subsidiaries or employees will be liable to us or our stockholders for breach of any fiduciary duty by reason of any of these activities. In addition, if Novogen acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both us and Novogen, then neither Novogen nor any of its officers, directors, stockholders, affiliates, subsidiaries or employees will have a duty to communicate or offer this corporate opportunity to us and will not be liable to us or our stockholders for breach of any fiduciary duty as a stockholder by reason of the fact that Novogen or any other such person pursues or acquires the corporate opportunity for itself, directs the corporate opportunity to another person or does not communicate information regarding the corporate opportunity to us.

We do not release from potential liability our own officers and directors in instances where a corporate opportunity is offered to the officer and/or director in his or her capacity as an officer and that person serves as a director, officer or employee of Novogen while holding the position of a director but not officer of MEI Pharma.

Further, any of our officers who is also a Novogen director but not a Novogen officer or employee may be potentially liable for exploiting our corporate opportunities whether or not such opportunities were offered to that officer in his or her official capacity.

By becoming one of our stockholders, holders are deemed to have notice of and consented to these provisions of our restated certificate of incorporation.

Until Novogen ceases to beneficially own common stock representing at least 20% of the voting power of our outstanding capital stock, these provisions may not be amended or repealed without the affirmative vote of holders of 80% of the total voting power of all such classes of outstanding capital stock.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During the fiscal year ended June 30, 2012, we incurred aggregate audit fees of $107,900 to BDO USA. We also paid BDO Audit audit fees of $25,200 during the fiscal year ended June 30, 2012. Audit fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our Quarterly Reports on Form 10-Q and audit services provided in connection with other statutory and regulatory filings, including providing consents for inclusion of their opinion in registration statements filed with the Securities and Exchange Commission. .

During the fiscal year ended June 30, 2011, we incurred aggregate audit fees of $84,500 to BDO USA and $137,800 to BDO Audit.

Audit-related Fees

Except as described above, no audit-related fees were paid to BDO USA or BDO Audit during the fiscal years ended June 30, 2012 and 2011.

Tax Fees

During the fiscal year ended June 30, 2012, we incurred aggregate tax fees of $9,700 to BDO USA and incurred aggregate tax fees of $6,000 to BDO Audit. Tax fees comprise fees for professional services related to tax compliance and advice.

During the fiscal year ended June 30, 2011, we incurred aggregate tax fees of $18,400 to BDO USA and $5,750 to BDO Audit, respectively.

Other Fees

Except as described above, no other fees were paid to BDO USA or BDO Audit during the fiscal years ended June 30, 2012 and 2011.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedure for pre-approving all audit and non-audit services to be performed by our independent auditors. The policy requires pre-approval of all services rendered by our independent auditors either as part of the Audit Committee’s approval of the scope of the engagement of the independent auditors or on a case by case basis.

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

3. Exhibits

Exhibit Index

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129)).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to Registrant’s Current Report on Form 8-K filed on March 31, 2010 (File No. 000-50484)).

3.3	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 2, 2012 (File No. 000-50484)).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on July 2, 2012 (File No. 000-50484)).

3.5	Certificate of Designation of Series A Convertible Preferred Stock of Marshall Edwards, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 11, 2011 (File No. 000-50484))

3.6	Certificate of Designation of Series B Preferred Stock of Marshall Edwards, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 18, 2011 (File No. 000-50484))

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed on October 31, 2003 (Reg. No. 333-109129)).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 filed on August 9, 2006 (Reg. No. 333-136440).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Registrant’s Annual Report on Form 10-K filed on September 27, 2007 (File No. 000-50484)).

4.4	Form of Warrant Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on July 12, 2006 (File No. 000-50484)).

4.5	Warrant Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on August 6, 2007 (File No. 000-50484)).

4.6	Amended and Restated Warrant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on September 27, 2007 (File No. 000-50484)).

4.7	Form of Warrant (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on July 12, 2006 (File No. 000-50484)).

4.8	Form of Warrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007 (File No. 000-50484)).

4.9	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on September 27, 2007 (File No. 000-50484)).

4.10	Warrant dated July 30, 2008 issued to Mr John O’Connor (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on July 30, 2008 (File No. 000-50484)).

4.11	Form of Amended and Restated Series A and Series B Warrants (incorporated by reference to Exhibits 4.1 and 4.2 to Registrant’s Current Report on Form 8-K filed on September 29, 2011 (File No. 000-50484)).

4.12	Form of Subscription Agent Agreement between Marshall Edwards, Inc. and Computershare, Inc. (incorporated by reference to Exhibit 4.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

4.13	Form of Information Agent Agreement between the Company and Georgeson, Inc. (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

4.14	Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.14 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

4.15	Form of Warrant Agreement between the Company and Computershare, Inc. (incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

4.16	Form of Warrant (incorporated by reference to Exhibit 4.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

10.1	Employment letter dated April 23, 2010, between Marshall Edwards, Inc. and Daniel Gold (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2010 (File No. 000-50484)).

10.2	Employment letter dated June 18, 2010, between Marshall Edwards, Inc. and Thomas Zech (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 23, 2010 (File No. 000-50484)).

10.3	Employment letter dated June 1, 2011, between Marshall Edwards, Inc. and Robert D. Mass (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 2, 2011 (File No. 000-50484)).

10.4	Amended and Restated License Agreement between Novogen Research Pty Limited and Marshall Edwards Pty Limited (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129)).

10.5	Amended and Restated Manufacturing License and Supply Agreement between Novogen Laboratories Pty Limited and Marshall Edwards Pty Limited (incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129)).

10.6	Amended and Restated License Option Deed between Novogen Research Pty Limited and Marshall Edwards Pty Limited (incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129)).

10.7	Amended and Restated Services Agreement among Novogen Limited, Marshall Edwards, Inc. and Marshall Edwards Pty Limited (incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129)).

10.8	Guarantee and Indemnity among Marshall Edwards, Inc., Novogen Laboratories Pty Limited, Novogen Research Pty Limited and Novogen Limited (incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129)).

10.9	License Agreement between Novogen Research Pty Limited and Marshall Edwards Pty Limited (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on May 16, 2006 (File No. 000-50484)).

10.10	Amendment Deed between Novogen Research Pty Limited and Marshall Edwards Pty Limited (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 9, 2006 (File No. 000-50484)).

10.11	Registration Rights Agreement, dated July 11, 2006 by and among Marshall Edwards, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on July 12, 2006 (File No. 000-50484)).

10.12	Registration Rights Agreement, dated as of August 6, 2007 by and among Marshall Edwards, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on August 6, 2007 (File No. 000-50484)).

10.13	Registration Rights Agreement, dated as of September 26, 2007 by and among Marshall Edwards, Inc. and Blue Trading, LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K/A filed on September 27, 2007 (File No. 000-50484)).

10.14	Amended & Restated Registration Rights Agreement, dated as of May 16, 2011, between Marshall Edwards, Inc. and certain investors signatory thereto (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 16, 2011 (File No. 000-50484).

10.15	Securities Subscription Agreement dated as of July 28, 2008 by and among Marshall Edwards, Inc., Novogen Limited and Oppenheimer Funds, Inc. (incorporated by reference to Exhibit 10.13 to Registrant’s Current Report on Form 8-K filed on July 30, 2008 (File No. 000-50484)).

10.16	MEI Pharma, Inc. Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 5, 2011 (File No. 000-50484)).

10.17	License Agreement dated August 4, 2009 by and between Novogen Research Pty Limited and Marshall Edwards Pty Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2009 (File No. 000-50484)).

10.18	Asset Purchase Agreement, dated as of December 21, 2010, between Marshall Edwards, Inc. and Novogen Limited and Novogen Pty Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2010 (File No. 000-50484)).

10.19	At Market Issuance Sales Agreement, dated February 7, 2011, between Marshall Edwards, Inc. and McNicoll, Lewis & Vlak LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 7, 2011 (File No. 000-50484)).

10.20	Stock Purchase Agreement, dated March 17, 2011, between Marshall Edwards, Inc. and Ironridge Global IV, Ltd., including the form of Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock attached as Exhibit 4 thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2011 (File No. 000-50484)).

10.21	Amended and Restated Securities Purchase Agreement, dated as of May 16, 2011, between Marshall Edwards, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2011 (File No. 000-50484)).

10.22	Amended and Restated Voting Agreement between Marshall Edwards, Inc. and Novogen Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 16, 2011 (File No. 000-50484)).

10.23	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2011 (File No. 000-50484)).

10.24	Securities Subscription Agreement, dated as of September 27, 2011, between Marshall Edwards, Inc. and Novogen Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 29, 2011 (File No. 000-50484)).

10.25	Securities Subscription Agreement, dated as of December 28, 2011, between Marshall Edwards, Inc. and Novogen Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2011 (File No. 000-50484)).

10.26	Letter, dated September 28, 2011, from Novogen Limited to Marshall Edwards, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 29, 2011 (File No. 000-50484)).

10.27	Form of Supplemental Agreement between Marshall Edwards, Inc. and each of the investors party to that certain Amended and Restated Securities Purchase Agreement, dated as of May 16, 2011, by and among Marshall Edwards, Inc. and such investors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 29, 2011 (File No. 000-50484)).

10.28	Asset Purchase Agreement, dated as of August 7, 2012, between MEI Pharma, Inc. and S*Bio Pte Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2012 (File No. 000-50484)).

10.29	Form of Registration Rights Agreement between the Company and S*Bio Pte Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2012 (File No. 000-50484)).

23.1	Consent of BDO USA LLP*

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 17, 2012.

MEI PHARMA, INC. A Delaware Corporation

By:	/s/ Daniel Gold
Daniel Gold Chief Executive Offer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 17, 2012.

Signatures		Title

By:	/s/ Daniel P. Gold Daniel P. Gold	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Thomas M. Zech Thomas M. Zech	Secretary, Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Bryan R.G. Williams Bryan R.G. Williams	Chairman of Board of Directors

By:	/s/ Leah Rush Cann Leah Rush Cann	Director

By:	/s/ William D. Rueckert William D. Rueckert	Director

By:	/s/ Christine A. White Christine A. White	Director

By:	/s/ Charles V. Baltic Charles V. Baltic	Director