Form 10-Q
period 2012-09-30
MEI Pharma, Inc.
filed 2012-11-13
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 13, 2012, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 21,673,482.

MEI PHARMA, INC.

		Page
PART I	FINANCIAL INFORMATION

Item 1:	Financial Statements

	Balance Sheets as of September 30, 2012 (unaudited) and June 30, 2012	3

	Statements of Operations (unaudited) for the three months ended September 30, 2012 and 2011 and for the period from December 1, 2000 (inception) through September 30, 2012	4

	Statements of Cash Flows (unaudited) for the three months ended September 30, 2012 and 2011 and for the period from December 1, 2000 (inception) through September 30, 2012	5

	Notes to Financial Statements (unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4:	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 6:	Exhibits	18

SIGNATURES		19

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MEI PHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2012	June 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,713	$6,202
Prepaid expenses and other current assets	123	146

Total current assets	3,836	6,348
Property and equipment, net	23	25
Intangible assets, net	496	—

Total assets	$4,355	$6,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$533	$594
Accrued liabilities	1,097	1,180

Total current liabilities	1,630	1,774

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized;
Series A: 1,000 shares issued and outstanding at September 30, 2012 and June 30, 2012	—	—
Series B: 742 shares issued and redeemed; none outstanding at September 30, 2012 and June 30, 2012	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized;
21,673,482 shares and 20,498,946 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	—	—
Additional paid-in-capital	90,300	89,710
Deficit accumulated during the development stage	(87,575)	(85,111)

Total stockholders’ equity	2,725	4,599

Total liabilities and stockholders’ equity	$4,355	$6,373

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Period from December 1, 2000 (Inception) through September 30,
	2012	2011	2012
Operating expenses:
Research and development	$(1,552)	$(1,044)	$(45,656)
License fees	—	—	(21,500)
General and administrative	(914)	(889)	(23,684)

Total operating expenses	(2,466)	(1,933)	(90,840)

Loss from operations	(2,466)	(1,933)	(90,840)

Other income (expense):
Fair value of derivative liabilities in excess of proceeds	—	—	(508)
Adjustments to fair value of derivative liabilities	—	716	1,188
Interest and dividend income	3	3	2,902
Financing costs	—	(397)	(406)
Gain on sale of investment	—	—	100
Income tax expense	(1)	(1)	(11)

Net loss arising during development stage	$(2,464)	$(1,612)	$(87,575)

Net loss per share, basic and diluted	$(0.12)	$(0.17)

Shares used to calculate net loss per share	20,996,847	9,588,551

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Period from December 1, 2000 (Inception) through September 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss arising during the development stage	$(2,464)	$(1,612)	$(87,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	90	118	2,881
Fair value of derivative liabilities in excess of proceeds	—	—	508
Gain on adjustment to fair value of derivative liabilities	—	(716)	(1,188)
Financing costs	—	397	406
Depreciation and amortization	8	3	34
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	23	164	(123)
Accounts payable	(61)	3	533
Accrued liabilities	(83)	(87)	1,097

Net cash used in operating activities	(2,487)	(1,730)	(83,427)

Cash flows from investing activities:
Purchases of property and equipment	(2)	—	(53)

Net cash used in investing activities	(2)	—	(53)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	3,069	86,934
Net proceeds from issuance of preferred stock	—	—	665
Financing costs	—	(397)	(406)

Net cash provided by financing activities	—	2,672	87,193

Net increase/(decrease) in cash and cash equivalents	(2,489)	942	3,713
Cash and cash equivalents at beginning of the period	6,202	3,858	—

Cash and cash equivalents at end of the period	$3,713	$4,800	$3,713

Supplemental cash flow information:
Issuance of common stock for purchase of intellectual property	$500	$—	$500

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

MEI Pharma, Inc. (formerly Marshall Edwards, Inc.), or the Company, is a development stage oncology company focused on the clinical development of novel therapies for cancer. The Company’s drug development pipeline includes Pracinostat, ME-143 and ME-344. The Company’s former wholly-owned subsidiary, Marshall Edwards Pty Ltd (“MEPL”), was legally dissolved in April 2012. As MEPL was the Company’s only subsidiary, the financial statements are no longer consolidated. The Company was incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited (“Novogen”) and commenced operations in May 2002. MEI Pharma’s common stock is listed on the Nasdaq Capital Market and was previously listed under the symbol “MSHL” through June 30, 2012. On July 2, 2012, in conjunction with the change in the Company’s corporate name to MEI Pharma, Inc., the Company’s common stock began trading under the symbol “MEIP”. As of September 30, 2012, Novogen owned 60% of the outstanding shares of the Company’s common stock. On July 27, 2012, Novogen announced that, subject to shareholder approval, at a meeting to be held on November 12, 2012, it will undertake a capital reduction and in specie distribution to the Novogen shareholders of the shares of the Company that it owns. This distribution will allow Novogen shareholders to own their proportionate share of the Company’s common stock now held by Novogen.

Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended June 30, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 18, 2012. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since these are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The Company has evaluated subsequent events through the date the financial statements were issued.

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

Management believes that the Company’s existing cash balances of approximately $3.7 million as of September 30, 2012, will be sufficient to fund the Company’s operations until early calendar year 2013. Changes in the Company’s research and development plans or other changes affecting its operating expenses may affect actual future use of existing cash resources. If the Company is unable to obtain additional funds, the Company may be required to cease or reduce its operations. On November 4, 2012, the Board of Directors of the Company approved, and on November 5, 2012 the Company’s majority shareholder, Novogen, provided its written consent with respect to, the issuance of 55,000,000 units (“Units”) to Vivo Ventures and affiliated funds, New Leaf Venture Partners and affiliated funds and other qualified investors (together the “2012 PIPE Purchasers”) for an aggregate purchase price of $27,500,000 pursuant to the Securities Purchase Agreement by and among the Company and the 2012 PIPE Purchasers dated as of November 4, 2012. Each Unit consists of one share of common stock and a warrant to acquire 0.70 shares of common stock at an exercise price of $0.52 per share. The Units will consist of an aggregate of 55,000,000 shares of common stock and warrants exercisable for an aggregate of 38,500,000 shares of common stock (the “2012 PIPE”). The 2012 PIPE is subject to certain conditions and is expected to be completed in December 2012.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While the basis of presentation remains that of a going concern, the Company has a history of recurring losses from operations and, as of September 30, 2012, the Company had no revenue sources, an accumulated deficit of $87.6 million and available cash and cash equivalents of $3.7 million. If the Company is unable to complete the 2012 PIPE financing or to obtain additional funds, the Company may be required to cease or reduce its operations. The factors mentioned above raise substantial doubt about the Company’s ability to continue as a going concern if the 2012 PIPE is not completed.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company uses estimates for certain accruals including clinical and pre-clinical study fees and expenses, share-based compensation, and valuations of derivative liabilities, among others. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of three months or less when purchased.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents and current liabilities approximate the related fair values due to the short-term maturities of these instruments.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains accounts in federally insured financial institutions in excess of federally insured limits. However, management believes that the Company is not exposed to significant credit risk due to the financial positions of the depository institutions in which these deposits are held.

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

Intangible Assets

Our intangible assets consist of patents acquired from S*Bio in August 2012 relating to a family of heterocyclic compounds that inhibit histone deacetylases. Capitalized amounts are amortized on a straight line basis over the expected life of the intellectual property, which we estimate to be 14 years. The carrying values of our intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. Our results of operations for the three months ended September 30, 2012 do not reflect any write-downs associated with the potential impairment of our intangible assets.

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

License Fees

Costs incurred related to the licensing of products that have not yet received regulatory approval to be marketed, or that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred. The Company was subject to license fees payable to Novogen under various license agreements through December 2010, at which time the license agreements were terminated.

Share-based Compensation

The fair value of each stock option granted is estimated on the grant date under the fair value method using a binomial valuation model. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the vesting period. The Company recognized share-based compensation expenses of $90,000 and $118,000 during the three months ended September 30, 2012 and 2011, respectively.

Interest and Dividend Income

Interest on cash balances is recognized when earned. Dividend income is recognized when the right to receive the payment is established.

Income Taxes

The Company’s income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2012 and June 30, 2012, the Company has established a valuation allowance to fully reserve its net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if management believes it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of September 30, 2012.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which amended existing guidance related to the presentation of comprehensive income. The adoption of this guidance did not have a material impact on the Company’s financial statements.

2. Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three months ended September 30, 2012 and 2011. Because the Company is in a net loss position, it has excluded stock options, warrants, and convertible preferred stock from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. As of September 30, 2012 and 2011, the number of securities excluded from the computation of diluted net loss per share totalled approximately 11,629,766 and 8,272,335, respectively.

3. Commitments and Contingencies

The Company has contracted with various consultants and third parties to assist it in pre-clinical research and development and clinical trials work for its leading drug compounds. The contracts are terminable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination. The Company also has employment agreements with certain of its current employees that provide for severance payments and accelerated vesting for share-based awards if their employment is terminated under specified circumstances. Additionally, the Company leases office space for a monthly rental rate of $10,734, plus other pass-through charges, under the lease term expiring in April 2013.

Asset Purchase Agreement

On August 7, 2012, the Company entered into a definitive asset purchase agreement with S*BIO Pte Ltd, a privately held biotechnology company, pursuant to which the Company agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, a histone deacetylases (HDAC) inhibitor in Phase II clinical trials for hematologic cancers, from S*BIO in exchange for $500,000 of common stock. The agreement also provides for potential success-based clinical, regulatory and sales milestone payments of up to $75.2 million, as well as contingent earn-out payments based on net sales.

License Agreement

On September 28, 2012, the Company entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s two lead isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties on future sales of the Company’s approved drugs utilizing Captisol. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice.

4. Segment Information

The Company has one operating segment, the development of pharmaceutical compounds. The Company’s business contained two geographic segments, the United States of America and Australia, from inception until MEPL’s legal dissolution in April 2012. For the three months ended September 30, 2012 and 2011, net losses attributable to Australia were immaterial. All of the Company’s assets and liabilities were located in the United States of America as of September 30, 2012 and June 30, 2012.

5. Related Party Transactions

In March 2012, the Company distributed one subscription right for each share of common stock and each Series A warrant exercisable for a share of common stock to holders of record as of March 30, 2012. Each subscription right entitled the holder to purchase one Unit, which consisted of 0.5 shares of the Company’s common stock and a warrant to purchase 0.25 shares of the Company’s common stock. In connection with the rights offering, in May 2012, Novogen purchased 8,988,675 units consisting of 4,494,337 shares of common stock and warrants to purchase an additional 2,247,169 shares of common stock. The warrants are exercisable for a five-year period beginning on May 11, 2012 at an exercise price of $1.19 per share. See further discussion regarding the Rights Offering in Note 6 “Stockholders’ Equity”.

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

In conjunction with signing the Isoflavone Asset Purchase Agreement, the Company and Novogen agreed to terminate, effective upon consummation of the Isoflavone Transaction, each of the following agreements, along with any other agreements relating thereto, with respect to the Isoflavone-related Assets:

•

September 2003 license agreement pursuant to which Novogen’s wholly-owned subsidiary, Novogen Research Pty Limited granted MEPL a world-wide, non-transferable license to conduct clinical trials and commercialize and distribute certain Phenoxodiol products. MEPL paid Novogen a total of $16,000,000 in fiscal years 2004 through 2007 under the terms of the agreement;

•

May 2006 license agreement between MEPL and Novogen Research Pty Limited pursuant to which Novogen Research Pty Limited granted MEPL a world-wide, non-transferable license to conduct clinical trials and commercialize and distribute certain products based on Triphendiol and NV-143 (now known as ME-143). MEPL paid Novogen a total of $4,000,000 in fiscal years 2006 through 2009 under the terms of the agreement;

•

August 2009 license agreement between MEPL and Novogen Research Pty Limited pursuant to which Novogen Research Pty Limited granted MEPL an exclusive, worldwide, non-transferable license to conduct clinical trials, commercialize and distribute NV-128. MEPL paid Novogen $1,500,000 in fiscal year 2010 under the terms of the agreement.

Services Agreement

Effective December 31, 2010, the Company and Novogen terminated the September 2003 services agreement between MEPL and Novogen pursuant to which Novogen had provided services to the Company relating to the development and commercialization of Phenoxodiol and other licensed products, including Triphendiol and NV-143. Novogen had provided these services at cost plus a 10% mark-up. Novogen did not perform any services for the Company during the quarters ended September 30, 2012 or 2011.

6. Stockholders’ Equity

Equity Transactions

Reverse Stock Split

On September 25, 2012, the Board of Directors of the Company approved, and on September 27, 2012, the Company’s majority shareholder, Novogen, provided its written consent with respect to, a Certificate of Amendment to the Company’s Restated Certificate of Incorporation to effect a reverse stock split at a ratio of 1-for-10 (the “Reverse Stock Split”). On the effective date of the Reverse Stock Split, every holder of Common Stock will receive one (1) share of Common Stock for every ten (10) shares of Common Stock held immediately prior to such effective date. Pursuant to Section 242 of the General Corporation Law of the State of Delaware, amendments to a corporation’s certificate of incorporation require the approval of stockholders representing at least a majority of the corporation’s outstanding capital stock entitled to vote thereon. The Company will prepare an information statement to be filed with the SEC that will provide additional important information concerning the reverse stock split and which must be mailed to stockholders at least 20 days prior to the effectiveness of the stockholder approval provided by Novogen by written consent. The Company expects the reverse stock split to become effective during the second quarter of fiscal year 2013.

Asset Purchase

On August 7, 2012, the Company entered into a definitive asset purchase agreement with S*BIO Pte Ltd (“S*Bio”), a privately held biotechnology company, pursuant to which the Company agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, a histone deacetylases (HDAC) inhibitor in Phase II clinical trials for hematologic cancers, from S*BIO in exchange for $500,000 of common stock. The agreement also provides for potential success-based clinical, regulatory and sales milestone payments of up to $75.2 million, as well as contingent earn-out payments based on net sales. The Company may pay up to $500,000 of the first milestone payment in shares of common stock. On August 22, 2012, the Company completed the asset purchase and issued 1,174,536 shares of common stock to S*BIO.

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

Warrants and Options to Purchase Common Stock `

As of September 30, 2012, there were outstanding warrants to purchase 2,915,152 shares of the Company’s common stock at an exercise price of $1.19 per share, which expire in May 2017, issued in conjunction with the Rights Offering; outstanding warrants to purchase 4,608 shares of the Company’s common stock at an exercise price of $21.70 per share, which expire in July 2013; and outstanding Series A warrants and warrants issued to the Company’s placement agent for the May 2011 private placement to purchase up to 2,460,617 shares of common stock at $1.00, which expire in November 2016.

As of September 30, 2012 there were options outstanding to purchase 1,422,389 shares of common stock at exercise prices ranging from $0.46 to $6.30 per share. The outstanding options expire at various dates in calendar years 2014 through 2016.

The fair value of each stock option granted is estimated on the grant date under the fair value method using a binomial valuation model. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the vesting period. To calculate these fair values, the following assumptions were used:

	Three months ended September 30,
	2012	2011
Risk-free interest rate	.64% - .71%	.90% - 1.32%
Expected life	5 years	5 years
Expected volatility	153% - 155%	145% - 147%
Dividend yield	0%	0%
Weighted-average grant date fair value	$0.46	$1.66

Stock option activity for the three months ended September 30, 2012 was as follows

	Stock options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at June 30, 2012	863,560	$1.94	3.5	$—
Options granted	558,829	$0.51	4.9	$—
Options forfeited or expired	—	$—	—	$—

Outstanding at September 30, 2012	1,422,389	$1.38	3.9	$—
Exercisable at September 30, 2012	331,296	$2.26	3.0	$—

Unrecognized compensation expense related to non-vested stock options totalled $537,000 as of September 30, 2012. Such compensation expense is expected to be recognized over a weighted-average period of 4.2 years.

Series A Convertible Preferred Stock

In connection with the closing of the Isoflavone Transaction in May 2011, the Company designated and issued 1,000 shares of Series A Convertible Preferred Stock to Novogen. Each share of the Series A Convertible Preferred Stock is convertible into 4,827 shares of Common Stock. In the event a Phase II clinical trial involving any of the isoflavone technology acquired by the Company pursuant to the Asset Purchase Agreement has achieved a statistically significant result (p=0.05 or less) or a first patient is enrolled in a Phase III clinical trial involving such technology, whichever is earlier, each share of the Series A Convertible Preferred Stock not already converted may be converted into 9,654 shares of Common Stock. In the Amendment No. 6 to Schedule 13/D filed with the SEC on October 19, 2012, Novogen indicated its intent, subject to shareholder approval, to convert all 1,000 shares of Series A Convertible Preferred Stock in connection with the distribution to Novogen shareholders of all of the Company’s common stock held by Novogen.

7. Subsequent Events

Securities Purchase Agreement

As described in Note 1, on November 4, 2012, the Board of Directors of the Company approved, and on November 5, 2012 Novogen provided its written consent with respect to, the issuance of 55,000,000 Units to the 2012 PIPE Purchasers for an aggregate purchase price of $27,500,000 pursuant to the Securities Purchase Agreement dated as of November 4, 2012.

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

•

we are in an early stage of clinical studies for our product candidates on which our development plans are based; clinical studies by their nature typically have a high level of risk of failure, and may not produce successful results;

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

These risks are not exhaustive. Our business and financial performance could also be adversely affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2012, filed on September 18, 2012, as well as factors discussed elsewhere in this report and in our other filings with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

MEI Pharma, Inc. (formerly Marshall Edwards Inc.) is a development-stage oncology company focused on the clinical development of novel small molecules for the treatment of cancer. We were incorporated in Delaware in 2000 as a wholly owned subsidiary of Novogen Limited (“Novogen”). Our common stock is listed on the Nasdaq Capital Market and was previously listed under the symbol “MSHL” through June 30, 2012. On July 2, 2012, in conjunction with the change of our corporate name to MEI Pharma, Inc., our common stock began trading under the symbol “MEIP”. As of September 30, 2012, Novogen owned approximately

60% of the outstanding shares of our common stock, as well as all of the outstanding shares of our Series A Convertible Preferred Stock. Novogen has indicated its intent, subject to shareholder approval, to undertake a capital reduction by making a distribution to the Novogen shareholders of all of its shares of common stock of the Company, including 4,827,000 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock, but excluding 2,247,168 shares of common stock issuable upon exercise of warrants. This distribution will allow Novogen shareholders to own their proportionate share of the Company’s common stock now held by Novogen.

Our business purpose is the development of novel therapies for cancer. We are currently focused on the clinical development of our three lead drug candidates, Pracinostat, ME-143 and ME-344 and Pracinostat has been tested in more than 150 patients in multiple Phase I and exploratory Phase II clinical trials, including advanced hematologic malignancies such as myelodysplastic syndrome (MDS), acute myeloid leukemia and myelofibrosis. We expect to initiate a randomized Phase II clinical trial of Pracinostat in combination with azacitidine in patients with MDS by the second quarter of calendar year 2013. Results from a Phase I clinical trial of intravenous ME-143 in heavily treated patients with solid refractory tumors were presented at the American Society of Clinical Oncology Annual Meeting in June 2012. A Phase I clinical trial of intravenous ME-344 in patients with solid refractory tumors is ongoing. In May 2011, we completed the acquisition of certain assets and intellectual property, including those related to ME-143 and ME-344, from Novogen, in accordance with the terms of an Asset Purchase Agreement, dated as of December 21, 2010, between us, Novogen and Novogen Research Pty Limited. In August 2012, we completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*BIO Pte Ltd (“S*Bio”).

As of September 30, 2012, our existing cash balances were approximately $3.7 million. We believe that our existing cash balances, excluding expected future proceeds from the 2012 PIPE, will be sufficient to fund our operations until early calendar year 2013. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. In any event, however, we intend to pursue one or more capital raising transactions, whether through the sale of equity securities or the entry into strategic partnerships, in order to continue the development of our lead drug candidates and financing to fund our operations in the future. On November 4, 2012, the Board of Directors of the Company approved, and on November 5, 2012 Novogen provided its written consent with respect to, the issuance of 55,000,000 units to the 2012 PIPE Purchasers for an aggregate purchase price of $27,500,000 pursuant to the Securities Purchase Agreement by and among the Company and the 2012 PIPE Purchasers dated as of November 4, 2012. Each unit will consist of one share of common stock and warrants to acquire 0.70 shares of common stock at an exercise price of $0.52 per share. The units will consist of an aggregate of 55,000,000 shares of common stock and warrants exercisable for an aggregate of 38,500,000 shares of Common Stock. The stockholder approval provided by Novogen by written consent will become effective 20 days after we mail an information statement describing the proposed transaction to our other stockholders. In addition to the effectiveness of the stockholder approval, the transaction is subject to our entry into a registration rights agreement providing customary registration rights to the 2012 PIPE Purchasers, as well as our entry into a governance agreement with each of the 2012 PIPE Purchasers and certain other customary closing conditions. Pursuant to the governance agreement, we will agree, among other things, to increase the size of the Board of Directors of the Company from six members to seven members and to provide each of the 2012 PIPE Purchasers who beneficially owns at least 10% of our outstanding common stock the right to designate one nominee for election to the Board of Directors. In addition, we have agreed to use our best efforts to hold an annual meeting of stockholders within three months of the closing of the issuance of the units to consider, among other things, an amendment to our certificate of incorporation to eliminate our classified Board of Directors.

If the 2012 PIPE is not completed, we may be required to reduce or cease our operations.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Actual results could differ from those estimates. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Clinical Trials Expenses and Accruals

Estimates have been used in determining the expense and accrued liability under certain clinical trial contracts where services have been performed but not yet invoiced. Generally, the costs associated with clinical trial contracts are based on the number of patients in each trial, the service contracts associated with clinical sites, service providers and drug development contracts. The length of time before actual amounts can be determined will vary, and are therefore estimated, depending on length of the drug administration cycles and the timing of the invoices by the clinical trial partners and contractors.

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

Results of Operations

Three Months Ended September 30, 2012 and 2011

We incurred losses of $2,464,000 and $1,612,000 for the three months ended September 30, 2012 and 2011, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations or CROs), pre-clinical study costs, cost to manufacture our drug candidates for pre-clinical and clinical studies and salaries and other personnel costs. Research and development expenses increased by $508,000 to $1,552,000 for the three months ended September 30, 2012 compared to $1,044,000 for the three months ended September 30, 2011. The increase is primarily due to Phase I clinical trial costs and drug manufacturing costs associated with ME-344.

General and Administrative: General and administrative expenses increased by $25,000 to $914,000 for the three months ended September 30, 2012 compared to $889,000 for the three months ended September 30, 2011. The increase primarily relates to legal fees and other costs associated with the issuance of common stock to S*Bio in conjunction with the purchase of Pracinostat.

Other income or expense: We received interest on cash and cash equivalents of $3,000 for the three months ended September 30, 2012 compared to $3,000 for the three months ended September 30, 2011. Additionally, during the year ended June 30, 2011, we issued securities that are accounted for as derivative liabilities. As of September 30, 2011, the derivative liabilities were revalued to $423,000, resulting in a net decrease in value of $702,000 during the three months ended September 30, 2011, based primarily upon a change in the terms of Series A warrants and exercise of Series B warrants, which had been accounted for as derivative liabilities. The decrease in value was recorded as non-operating income for the three months ended September 30, 2011. Additionally, we recorded a reversal of a prior expense of $14,000 in conjunction with amending the Series A Warrant terms, based on the fair value of the Amended Series A Warrants. During the three months ended September 30, 2011, we also made cash payments of $365,000 to certain of our investors in conjunction with an agreement to modify the terms of Series A and Series B warrants and we paid $32,000 in other expenses related to the agreement. These expenses were recorded as “Financing Costs”.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents. Our existing cash balances were approximately $3.7 million as of September 30, 2012. We believe that an existing cash balances, excluding expected future proceeds from the 2012 PIPE, will be sufficient to fund our operations until early calendar year 2013. Our current business operations are focused on continuing the clinical development of our three lead drug candidates, Pracinostat, ME-143 and ME-344. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through the sale of equity securities. We have accumulated losses of $87.6 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. We will need additional financing to fund our operations in the future, including the continued development of our drug candidates. We intend to seek additional capital through one or more equity transactions; As described under “Overview” above, on November 4, 2012, we entered into the Securities Purchase Agreement with the 2012 PIPE Purchasers, which we expect to close in the second quarter of fiscal year 2013. However, there can be no assurances that the transactions contemplated by the Securities Purchase Agreement, or any other equity transactions that we may pursue, will be completed. If the Company is unable to obtain additional funds on favorable terms or at all, the Company may be required to cease or reduce its operations. Our independent certified public accountants have stated that at June 30, 2012, there is substantial doubt about the Company’s ability to continue as a going concern.

Sources and Uses of Our Cash

Net cash used in operations for the three months ended September 30, 2012 was $2,487,000 compared to $1,730,000 in the three months ended September 30, 2011 due to our net loss resulting from expenses incurred for research and development and general and administrative costs.

Net cash provided by financing activities was $2,672,000 during the three months ended September 30, 2011. There was no cash provided by financing activities during the three months ended September 30, 2012. Cash raised during the three months ended September 30, 2011 reflected net proceeds of $1,094,000 raised through the issuance of common stock from the exercise of Series B warrants and $1,975,000 through the issuance of common stock to Novogen. Additionally, during the three months ended September 30, 2011 we paid $397,000 in financing costs associated with amending the terms of securities that had been issued as part of the May 2011 private placement.

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

License Agreement

On September 28, 2012, the Company entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s two lead isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties on future sales. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice.

Corporate Developments

Nasdaq

On March 27, 2012, we received notice from Nasdaq stating that, based on the closing bid price for our common stock for the last 30 consecutive business days, we no longer meet the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Rule 5550(a)(2). The notification letter stated that we would be afforded a grace period of 180 calendar days, or until September 24, 2012, to regain compliance with the minimum bid price requirement in accordance with Nasdaq Rule 5810(c)(3)(A). In order to regain compliance, shares of our common stock must maintain a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the grace period. On September 25, 2012, the Company received a determination letter from NASDAQ notifying the Company that we had not regained compliance with the Rule during the 180 calendar day period and that the Company’s common stock is therefore subject to delisting from The Nasdaq Capital Market, unless the Company requests a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”). On October 2, 2012, the Company timely requested a hearing before the Panel to present its plan to regain compliance with Nasdaq Rule 5550(a)(2), which request automatically stayed the delisting of the Company’s securities pending at least the issuance of the Panel’s decision following the hearing, which was held on November 1, 2012, where the Company requested an exception from compliance with Nasdaq Rule 5550(a)(2) through February 11, 2013 to evidence compliance with all applicable requirements for continued listing. On November 8, 2012, the Company was notified by the Panel that it granted the Company’s request for continued listing subject to the condition that on or before February 11, 2013, the Company shall have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days. In order to fully comply with the terms of the exception from compliance with Nasdaq Rule 5550(a)(2), the Company must be able to demonstrate compliance with all requirements for continued listing on the NASDAQ Capital Market. In the event the Company is unable to do so, its common stock may be delisted from The NASDAQ Stock Market. The Company intends to effect a one-for-ten reverse stock split in order to regain compliance with the minimum closing bid price requirements set forth in the Rule, which has been approved by Novogen as our majority stockholder. The Company will prepare an information statement to be filed with the SEC that will provide additional important information concerning the reverse stock split and which must be mailed to stockholders at least 20 days prior to the effectiveness of the stockholder approval provided by Novogen. See Note 6 – “Stockholders’ Equity” for additional information.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Financial Statements- Note 1- Organization and Summary of Significant Accounting Policies”.

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

Foreign Currency Risk

We conduct our operations principally in U.S. dollars. However, we also have some exposure to foreign currencies. At September 30, 2012, we had not established a foreign currency hedging program. Net foreign exchange losses during the three months ended September 30, 2011 were $14,000. We did not have any foreign exchange gains or losses during the three months ended September 30, 2012. We do not consider the effects of foreign currency movements to be a material risk to our financial condition.

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

PART II OTHER INFORMATION

Item 6:	Exhibits

Exhibit Index

Exhibits

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 5, 2012 (File No. 000-50484)).

10.1*	License Agreement, dated September 28, 2012, between Cydex Pharmaceuticals, Inc. and the Company.

10.2*	Supply Agreement, dated September 28, 2012, between Cydex Pharmaceuticals, Inc. and the Company.

10.3	Securities Purchase Agreement, dated as of November 4, 2012, by and among the Company, Vivo Ventures Fund VII, L.P., Vivo Ventures VII Affiliates Fund, L.P., and New Leaf Ventures II, L.P., and certain other accredited investors identified in Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2012 (File No. 000-50484)).

10.4	Form of Governance Agreement between the Company and Vivo Ventures Fund VII, L.P., Vivo Ventures VII Affiliates Fund, L.P., and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 5, 2012 (File No. 000-50484)).

10.5	Form of Registration Rights Agreement between the Company and Vivo Ventures Fund VII, L.P., Vivo Ventures VII Affiliates Fund, L.P., and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 5, 2012 (File No. 000-50484)).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEI Pharma, Inc.

/s/ Daniel P. Gold
Daniel Gold
President and Chief Executive Officer

Date: November 13, 2012