Form 10-Q
period 2012-12-31
MEI Pharma, Inc.
filed 2013-02-12
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 12, 2013, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 15,015,454.

MEI PHARMA, INC.

		Page

PART I	FINANCIAL INFORMATION

Item 1:	Financial Statements

	Balance Sheets as of December 31, 2012 (unaudited) and June 30, 2012	3

	Statements of Operations (unaudited) for the three months and six months ended December 31, 2012 and 2011 and for the period from December 1, 2000 (inception) through December 31, 2012	4

	Statements of Cash Flows (unaudited) for the six months ended December 31, 2012 and 2011 and for the period from December 1, 2000 (inception) through December 31, 2012	5

	Notes to Financial Statements (unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4:	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 5.	Other Information	18

Item 6:	Exhibits	18

SIGNATURES		19

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MEI PHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2012	June 30, 2012

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,877	$6,202
Prepaid expenses and other current assets	197	146

Total current assets	27,074	6,348
Property and equipment, net	22	25
Intangible assets, net	488	—

Total assets	$27,584	$6,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$448	$594
Accrued liabilities	1,349	1,180

Total current liabilities	1,797	1,774

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized;
Series A: no shares and 1,000 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	—	—
Series B: 742 shares issued and redeemed; none outstanding at December 31, 2012 and June 30, 2012	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized;
15,015,454 shares and 3,416,491 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	—	—
Additional paid-in-capital	116,116	89,710
Deficit accumulated during the development stage	(90,329)	(85,111)

Total stockholders’ equity	25,787	4,599

Total liabilities and stockholders’ equity	$27,584	$6,373

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,		Period from December 1, 2000 (Inception) through December 31,
	2012	2011	2012	2011	2012
Operating expenses:
Research and development	$(1,338)	$(1,061)	$(2,890)	$(2,105)	$(46,994)
License fees	—	—	—	—	(21,500)
General and administrative	(1,418)	(896)	(2,332)	(1,785)	(25,102)

Total operating expenses	(2,756)	(1,957)	(5,222)	(3,890)	(93,596)

Loss from operations	(2,756)	(1,957)	(5,222)	(3,890)	(93,596)

Other income (expense):
Fair value of derivative liabilities in excess of proceeds	—	—	—	—	(508)
Adjustments to fair value of derivative liabilities	—	423	—	1,139	1,188
Interest and dividend income	2	2	5	5	2,904
Financing costs	—	(9)	—	(406)	(406)
Gain on sale of investment	—	—	—	—	100
Income tax expense	—	—	(1)	(1)	(11)

Net loss arising during development stage	$(2,754)	$(1,541)	$(5,218)	$(3,153)	$(90,329)

Net loss per share, basic and diluted	$(0.50)	$(0.78)	$(1.17)	$(1.76)

Shares used to calculate net loss per share	5,455,444	1,979,347	4,477,460	1,788,720

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,		Period from December 1, 2000 (Inception) through December 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss arising during the development stage	$(5,218)	$(3,153)	$(90,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	580	256	3,371
Fair value of derivative liabilities in excess of proceeds	—	—	508
Gain on adjustment to fair value of derivative liabilities	—	(1,139)	(1,188)
Financing costs	—	406	406
Depreciation and amortization	19	7	45
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(51)	72	(197)
Accounts payable	(146)	53	448
Accrued liabilities	169	(6)	1,349

Net cash used in operating activities	(4,647)	(3,504)	(85,587)

Cash flows from investing activities:
Purchases of property and equipment	(4)	—	(55)

Net cash used in investing activities	(4)	—	(55)

Cash flows from financing activities:
Net proceeds from issuance of common stock	25,326	5,043	112,260
Net proceeds from issuance of preferred stock	—	—	665
Financing costs	—	(406)	(406)

Net cash provided by financing activities	25,326	4,637	112,519

Net increase in cash and cash equivalents	20,675	1,133	26,877
Cash and cash equivalents at beginning of the period	6,202	3,858	—

Cash and cash equivalents at end of the period	$26,877	$4,991	$26,877

Supplemental cash flow information:
Issuance of common stock for purchase of intellectual property	$500	$—	$500

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

MEI Pharma, Inc. (formerly Marshall Edwards, Inc.), or the Company, is a development stage oncology company focused on the clinical development of novel therapies for cancer. The Company was incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited (“Novogen”). The Company’s common stock is listed on the Nasdaq Capital Market and was previously listed under the symbol “MSHL” through June 30, 2012. On July 2, 2012, in conjunction with the change in the Company’s corporate name to MEI Pharma, Inc., the Company’s common stock began trading under the symbol “MEIP”. In December 2012, Novogen distributed to its shareholders substantially all of its MEI Pharma common stock. The Company’s former wholly-owned subsidiary, Marshall Edwards Pty Ltd (“MEPL”), was legally dissolved in April 2012. As MEPL was the Company’s only subsidiary, the financial statements are no longer consolidated.

The Company’s business purpose is the development of drugs for the treatment of cancer. The Company is currently focused on the clinical development of its three lead drug candidates, Pracinostat, ME-143 and ME-344. In August 2012, the Company completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*BIO Pte Ltd, a privately held biotechnology company (“S*BIO”). In May 2011, the Company completed the acquisition of certain assets and intellectual property, including those related to ME-143 and ME-344, from Novogen, in accordance with the terms of an Asset Purchase Agreement, dated as of December 21, 2010, between the Company, Novogen and Novogen Research Pty Limited. Pracinostat is a selective inhibitor of a group of enzymes called histone deacetylases (HDACs). HDACs belong to a larger set of proteins collectively known as epigenetic regulators that can alter gene expression by chemically modifying DNA or its associated chromosomal proteins. Abnormal activity of these regulators is believed to play an important role in cancer and other diseases. ME-143 and ME-344 are derived from an isoflavone technology platform that has generated a number of compounds with anti-tumor activity. These compounds have been shown to interact with specific targets resulting in the inhibition of tumor metabolism, a function critical for cancer cell survival.

Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended June 30, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 18, 2012. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The Company has evaluated subsequent events through the date the financial statements were issued.

Reverse Stock Split

On December 18, 2012, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation in order to effect a 1-for-6 reverse stock split (the “2012 Reverse Stock Split”) of the Company’s common stock effective on December 18, 2012. As a result of the 2012 Reverse Stock Split, every six shares of the Company’s issued and outstanding common stock were combined into one share of common stock. The 2012 Reverse Stock Split did not change the number of authorized shares of the Company’s common stock. All financial data and share information in this quarterly report has been presented on an as-adjusted basis to give effect to the 2012 Reverse Stock Split.

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

Intangible Assets

Intangible assets consist of patents acquired from S*BIO in August 2012, relating to a family of heterocyclic compounds that inhibit HDACs. Capitalized amounts are amortized on a straight line basis over the expected life of the intellectual property of 14 years. The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. Results of operations for the six months ended December 31, 2012 do not reflect any write-downs associated with the potential impairment of intangible assets.

Research and Development Costs

Research and development costs are expense d as incurred and include costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials. Clinical trial costs, including costs associated with third-party contractors, are a significant component of research and development expenses. The Company accrues research and development costs based on work performed. In determining the amount to accrue, management relies on estimates of total costs based on contract components completed, the enrollment of subjects, the completion of trials, and other events.

License Fees

Costs incurred related to the licensing of products that have not yet received regulatory approval to be marketed, or that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred.

Share-based Compensation

The fair value of each stock option granted is estimated on the grant date under the fair value method using a binomial valuation model. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the vesting period. The Company recognized share-based compensation expenses of $580,000 and $256,000 during the six months ended December 30, 2012 and 2011, respectively.

Interest and Dividend Income

Interest on cash balances is recognized when earned. Dividend income is recognized when the right to receive the payment is established.

Income Taxes

The Company’s income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2012 and June 30, 2012, the Company has established a valuation allowance to fully reserve its net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if management believes it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of December 31, 2012.

2. Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and six months ended December 31, 2012 and 2011. Because the Company is in a net loss position, it has excluded stock options, warrants, and convertible preferred stock from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. As of December 31, 2012 and 2011, the number of securities excluded from the computation of diluted net loss per share totaled approximately 5,461,800 and 1,399,697, respectively.

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

Additionally, the Company leases office space for a monthly rental rate of $10,734, plus other pass-through charges, under the lease term expiring in April 2013. On January 3, 2013, the Company entered into an amendment to the lease of the Company’s office space, which extended the lease term through June 2015, and added additional office space for a new monthly rental rate of $17,014 to $18,252 during the term of the amended lease.

Asset Purchase Agreement

On August 7, 2012, the Company entered into a definitive asset purchase agreement with S*BIO, pursuant to which the Company agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, an HDAC inhibitor in Phase II clinical trials for hematologic cancers, from S*BIO in exchange for $500,000 of common stock. The agreement also provides for potential success-based clinical, regulatory and sales milestone payments of up to $75.2 million, as well as contingent earn-out payments based on net sales.

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

4. Segment Information

The Company has one operating segment, the development of pharmaceutical compounds. The Company’s business contained two geographic segments, the United States of America and Australia, from inception until MEPL’s legal dissolution in April 2012. For the three and six months ended December 31, 2011, net losses attributable to Australia were immaterial. All of the Company’s assets and liabilities were located in the United States of America as of December 31, 2012 and June 30, 2012.

5. Related Party Transactions

In March 2012, the Company distributed one subscription right for each share of common stock and each Series A warrant exercisable for a share of common stock to holders of record as of March 30, 2012. Each subscription right entitled the holder to purchase one Unit, which consisted of 0.0833 shares of the Company’s common stock and a warrant representing the right to purchase 0.04167 shares of the Company’s common stock. In connection with the rights offering, in May 2012, Novogen purchased 1,498,112 units consisting of 749,056 shares of common stock and warrants to purchase an additional 374,528 shares of common stock. The warrants are exercisable for a five-year period beginning on May 11, 2012, at an exercise price of $7.14 per share. See further discussion regarding the Rights Offering in Note 6 “Stockholders’ Equity”.

On September 27, 2011, the Company entered into a Securities Subscription Agreement with Novogen, pursuant to which the Company sold to Novogen 222,222 shares of common stock, at a purchase price of $9.00 per share, for proceeds of $2,000,000. The offering closed on September 29, 2011. On December 28, 2011, the Company entered into a Securities Subscription Agreement with Novogen, pursuant to which the Company sold to Novogen 323,624 shares of common stock, at a purchase price of $6.18 per share, for proceeds of $2,000,000. The offering closed on December 29, 2011.

Novogen was the majority shareholder from the Company’s inception through December 3, 2012. On such date, Novogen completed the distribution of substantially all of its MEI Pharma common stock to its shareholders. Historically, the Company licensed from Novogen the rights to Novogen patents and applications for the Company’s lead isoflavone-based drug candidates, as well as other compounds. Additionally, Novogen historically provided research and development services and administrative and finance services to the Company under service agreements. The license agreements were terminated in May 2011, in conjunction with the Company’s purchase of a portfolio of isoflavone-related assets from Novogen, which the Company refers to as the “Isoflavone Transaction”. The service agreements were terminated in December 2010.

On December 5, 2012, the Company entered into an agreement (the “Waiver Agreement”) with Novogen and Novogen Research Pty Limited, a wholly-owned subsidiary of Novogen (together, the “Novogen Parties”), Graham Kelly, an individual (“Kelly”), and Andrew Heaton, an individual (“Heaton”), pursuant to which the Company granted a limited waiver with respect to certain non-compete provisions contained in the Asset Purchase Agreement dated as of December 20, 2010, between the Company and the Novogen Parties. In consideration of the Company’s grant of the limited waiver, upon the execution of the Waiver Agreement, Novogen surrendered to the Company for cancellation warrants held by Novogen for the purchase of 166,666 shares of Common Stock.

6. Stockholders’ Equity

Equity Transactions

Private Placement

On December 18, 2012, the Company completed the sale (the “December 2012 private placement”) of 9,166,665 shares of common stock and warrants to purchase an additional 6,416,665 shares of common stock for an aggregate offering price of $27.5 million, pursuant to the terms of the previously announced Securities Purchase Agreement, dated November 4, 2012, between the Company and certain accredited investors identified therein.

Asset Purchase

On August 7, 2012, the Company entered into a definitive asset purchase agreement with S*BIO Pte Ltd (“S*Bio”), a privately held biotechnology company, pursuant to which the Company agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, a histone deacetylases (HDAC) inhibitor in Phase II clinical trials for hematologic cancers, from S*BIO in exchange for $500,000 of common stock. The agreement also provides for potential success-based clinical, regulatory and sales milestone payments of up to $75.2 million, as well as contingent earn-out payments based on net sales. The Company may pay up to $500,000 of the first milestone payment in shares of common stock. On August 22, 2012, the Company completed the asset purchase and issued 195,756 shares of common stock to S*BIO.

Rights Offering

On March 26, 2012, the Company’s registration statement on Form S-1, as previously filed with the Securities and Exchange Commission on February 21, 2012 and amended on March 20, 2012, became effective. The Form S-1 was filed in connection with the Company’s rights offering (“Rights Offering”) to existing stockholders and to holders of the Company’s Series A warrants issued in connection with the May 2011 private placement. Pursuant to the Rights Offering, the Company distributed one subscription right for each share of common stock and each Series A warrant exercisable for a share of common stock to holders of record as of March 30, 2012. Each subscription right entitled the holder to purchase one Unit, which consisted of 0.0833 shares of the Company’s common stock and a warrant to purchase 0.04167 shares of the Company’s common stock. The subscription period expired on May 11, 2012. The Rights Offering also included an over-subscription privilege, which entitled stockholders to purchase additional Units that remained unsubscribed at the expiration of the Rights Offering. For every two Units purchased in the Rights Offering, stockholders received 0.1667 share of common stock for a purchase price of $5.34 per whole share, which represented a 10 percent discount to the volume-weighted average price of the Company’s common stock for the 30 consecutive trading days ending on, and inclusive of, March 13, 2012, and warrants to purchase 0.0833 share of common stock with an exercise price of $7.14 per whole share, which represented a 20 percent premium to the volume-weighted average price of the Company’s common stock during the same period. The warrants are exercisable for a five-year period beginning on May 11, 2012. The Company issued 971,700 shares of common stock and warrants to purchase an additional 485,859 shares of common stock in conjunction with the Rights Offering. Net proceeds associated with the Rights Offering were $4.8 million.

Warrants and Options to Purchase Common Stock

During December 2012, 1,777,604 warrants that had been issued in the Company’s December 2012 private placement were exercised on a cashless basis, pursuant to which the Company issued 1,312,883 shares of common stock upon exercise of the warrants. Additionally, during December 2012, 194,381 warrants that had been issued in the Company’s May 2011 private placement were exercised on a cashless basis, pursuant to which the Company issued 119,158 shares of common stock upon exercise of the warrants.

As of December 31, 2012, there were outstanding (i) warrants issued in the Company’s December 2012 private placement that are exercisable to purchase 4,639,061 shares of the Company’s common stock at an exercise price of $3.12, which expire in December 2017; (ii) warrants issued in conjunction with the Rights Offering that are exercisable to purchase 319,191 shares of the Company’s common stock at an exercise price of $7.14 per share, which expire in May 2017; (iii) Series A warrants issued in the Company’s May 2011 private placement that are exercisable to purchase 215,721 shares of common stock at an exercise price of $6.00 per share, which expire in November 2016; and (iv) other outstanding warrants that are exercisable to purchase 768 shares of the Company’s common stock at an exercise price of $130.20 per share, which expire in July 2013.

As of December 31, 2012 there were options outstanding to purchase 287,059 shares of common stock at exercise prices ranging from $2.76 to $37.80 per share. The outstanding options expire at various dates in calendar years 2014 through 2017.

The fair value of each stock option granted is estimated on the grant date under the fair value method using a binomial valuation model. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the vesting period. To calculate these fair values, the following assumptions were used:

	Six months ended December 31,
	2012	2011
Risk-free interest rate	.62% - .78%	.90% - 1.32%
Expected life	5 years	5 years
Expected volatility	153% - 161%	145% - 148%
Dividend yield	0%	0%
Weighted-average grant date fair value	$4.47	$8.58

Stock option activity for the six months ended December 31, 2012 was as follows:

	Stock options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at June 30, 2012	143,926	$11.64	3.0	$—
Options granted	143,133	$4.98	4.7	$—
Options forfeited or expired	—	$0.00	—	$—

Outstanding at December 31, 2012	287,059	$8.32	3.9	$—
Exercisable at December 31, 2012	120,948	$11.02	3.7	$—

Unrecognized compensation expense related to non-vested stock options totaled $433,000 as of December 31, 2012. Such compensation expense is expected to be recognized over a weighted-average period of 2.8 years.

Series A Convertible Preferred Stock

In connection with the closing of the Isoflavone Transaction in May 2011, the Company issued to Novogen 1,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”). Each share of Series A Preferred Stock was initially convertible into 804.5 shares of common stock. In addition, if a Phase II clinical trial involving the Company’s isoflavone technology were to achieve a statistically significant result (p=0.05 or less) or a first patient were enrolled in a Phase III clinical trial using the Company’s isoflavone technology, then any share of the Series A Preferred Stock not already converted may thereafter have been converted into 1,609 shares of common stock. On November 19, 2012, Novogen provided the Company written notice of conversion with respect to all of the 1,000 shares of Series A Preferred Stock held by Novogen. In accordance with the terms of the Preferred Shares, on November 20, 2012, the Company issued to Novogen 804,500 shares of common stock. As described above, in December 2012, Novogen completed a capital reduction and in specie distribution to the Novogen shareholders of substantially all of the shares of the Company’s common stock that it owned.

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

•

we are in an early stage of clinical studies for our product candidates on which our development plans are based; clinical studies by their nature typically have a high level of risk and may not produce successful results;

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

Overview

MEI Pharma, Inc. (formerly Marshall Edwards Inc.) is a development-stage oncology company focused on the clinical development of novel small molecules for the treatment of cancer. We were incorporated in Delaware in 2000 as a wholly owned subsidiary of Novogen Limited (“Novogen”). Our common stock is listed on the Nasdaq Capital Market and was previously listed under the symbol “MSHL” through June 30, 2012. On July 2, 2012, in conjunction with the change of our corporate name to MEI Pharma, Inc., our common stock began trading under the symbol “MEIP”. In December 2012, Novogen distributed to its shareholders substantially all of its MEI Pharma common stock.

Our business purpose is the development of drugs for the treatment of cancer. We are currently focused on the clinical development of our three lead drug candidates, Pracinostat, ME-143and ME-344. Pracinostat has been tested in more than 150 patients in multiple Phase I and exploratory Phase II clinical trials, including advanced hematologic malignancies such as myelodysplastic syndrome (MDS), acute myeloid leukemia and myelofibrosis. We expect to initiate a randomized, placebo-controlled Phase II trial of Pracinostat in combination with azacitidine in patients with MDS during the second quarter of calendar year 2013. Results from a Phase I clinical trial of intravenous ME-143 in heavily treated patients with solid refractory tumors were presented at the American Society of Clinical Oncology Annual Meeting in June 2012. A Phase I clinical trial of intravenous ME-344 in patients with solid refractory tumors is ongoing. In May 2011, we completed the acquisition of certain assets and intellectual property, including those related to ME-143 and ME-344, from Novogen, in accordance with the terms of an Asset Purchase Agreement, dated as of December 21, 2010, between us, Novogen and Novogen Research Pty Limited. In August 2012, we completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*BIO Pte Ltd (“S*BIO”).

Relationship with Novogen

Novogen was our majority shareholder from our inception through December 3, 2012. On such date, Novogen completed the distribution of substantially all of its MEI Pharma common stock to its shareholders. Historically, we licensed from Novogen the rights to Novogen patents and applications for our lead isoflavone-based drug candidates, as well as other compounds. Additionally, Novogen historically provided research and development services and administrative and finance services to us under service agreements. Our license agreements with Novogen were terminated in May 201,1 in conjunction with our purchase of a portfolio of isoflavone-related assets from Novogen, which we refer to as the “Isoflavone Transaction”. The service agreements with Novogen were terminated in December 2010.

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

Results of Operations

Three Months Ended December 31, 2012 and 2011

We incurred losses of $2,754,000 and $1,541,000 for the three months ended December 31, 2012 and 2011, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations or CROs), pre-clinical study costs, cost to manufacture our drug candidates for pre-clinical and clinical studies and salaries and other personnel costs. Research and development expenses increased by $277,000 to $1,338,000 for the three months ended December 31, 2012 compared to $1,061,000 for the three months ended December 31, 2011. The increase is primarily due to costs associated with Phase I clinical trial costs and drug manufacturing costs for ME-143 and ME-344.

General and Administrative: General and administrative expenses increased by $522,000 to $1,418,000 for the three months ended December 31, 2012 compared to $896,000 for the three months ended December 31, 2011. The increase primarily relates to professional and consulting expenses, and stock-based compensation expenses.

Other income or expense: We received interest on cash and cash equivalents of $2,000 for the three months ended December 31, 2012 and $2,000 for the three months ended December 31, 2011. Additionally, during the year ended June 30, 2011, we issued securities that were accounted for as derivative liabilities. As of December 31, 2011, our obligations related to these securities were contractually completed, resulting in the elimination of the derivative liabilities and a corresponding net decrease in their value of $423,000 during the three months ended December 31, 2011, which was recorded as non-operating income.

Six Months Ended December 31, 2012 and 2011

We incurred losses of $5,218,000 and $3,153,000 for the six months ended December 31, 2012 and 2011, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to CROs), pre-clinical study costs, cost to manufacture our drug candidates for pre-clinical and clinical studies and salaries and other personnel costs. Research and development expenses increased by $785,000 to $2,890,000 for the six months ended December 31, 2012, compared to $2,105,000 for the six months ended December 31, 2011. The increase is primarily due to costs associated with Phase I clinical trial costs and drug manufacturing costs for ME-143 and ME-344.

General and Administrative: General and administrative expenses increased by $547,000 to $2,332,000 for the six months ended December 31, 2012 compared to $1,785,000 for the six months ended December 31, 2011. The increase primarily relates to legal fees and other costs associated with the issuance of common stock to S*BIO in conjunction with the purchase of Pracinostat, professional and consulting expenses, and stock-based compensation expenses.

Other income or expense: We received interest on cash and cash equivalents of $5,000 for the six months ended December 31, 2012 and $5,000 for the six months ended December 31, 2011. Additionally, during the year ended June 30, 2011, we issued securities that were accounted for as derivative liabilities. As of December 31, 2011, our obligations related to these securities were contractually completed, resulting in the elimination of the derivative liabilities and a corresponding net decrease in their value of $1,125,000 during the six months ended December 31, 2011, which was recorded as non-operating income. Additionally, during the six months ended December 31, 2011, we recorded a reversal of a prior expense of $14,000 in conjunction with amending the Series A Warrant terms pursuant to the Supplemental Agreement, based on the fair value of the Amended Series A Warrants. In connection with the Supplemental Agreement, we incurred financing costs in the amount of $406,000 during the six months ended December 31, 2011.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents. Our existing cash balances were approximately $26.9 million as of December 31, 2012. Our current business operations are focused on continuing the clinical development of our three lead drug candidates, Pracinostat, ME-143 and ME-344. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through the sale of equity securities. We have accumulated losses of $90.3 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. In order to continue the development of our lead drug candidates, at some point in the future we may pursue one or more capital transactions, whether through the sale of equity securities or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operations for the six months ended December 30, 2012 was $4,647,000 compared to $3,504,000 in the six months ended December 31, 2011, due to our net loss resulting from expenses incurred for research and development and general and administrative costs.

Net cash provided by financing activities was $25,326,000 during the six months ended December 31, 2012. Cash raised during the six months ended December 31, 2012 reflected net proceeds of $25,326,000 raised through the issuance of common stock and warrants in our “December 2012 private placement. Net cash provided by financing activities was $4,637,000 during the six months ended December 31, 2011. Cash raised during the six months ended December 31, 2011 reflected net proceeds of $1,094,000 raised through the issuance of common stock from the exercise of Series B warrants and $3,949,000 through the issuance of common stock to Novogen. Additionally, during the six months ended December 31, 2011, we paid $406,000 in financing costs associated with amending the terms of securities that had been issued as part of the May 2011 private placement.

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

In July 2010, we entered into a lease arrangement to rent approximately 3,676 square feet of office space for 33 months beginning in July 2010 for monthly rental rates ranging from $10,109 to $10,734 over the lease term, plus other pass-through charges. On January 3, 2013, we entered into an amendment to the lease (“First Lease Amendment”). The First Lease Amendment extends the lease term through June 2015. In addition, it adds expansion space of approximately 2,511 square feet of office space, which co-terminates with the extension of the original lease in June 2015. The additional expansion space portion of the lease begins on the later of February 1, 2013 or upon the completion of certain improvements to be performed by the landlord. Once both the original space extension and the expansion space portion of the lease become effective, we will lease approximately 6,187 square feet of space at a monthly rental rate of $17,014 to $18,252 during the term of the lease.

License Agreement

On September 28, 2012, we entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to us an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the our two lead isoflavone-based drug compounds. We agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties on future sales. Contemporaneously with the license agreement, we entered into a commercial supply agreement with Cydex pursuant to which we agreed to purchase 100% of its requirements for Captisol from CyDex. We may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice.

Corporate Developments

December 2012 Private Placement

On December 18, 2012, we completed the sale (the “December 2012 private placement”) of 9,166,665 shares (the “Initial Shares”) of common stock and warrants (the “Warrants”) to purchase an additional 6,416,665 shares (the “Warrant Shares” and, together with the Initial Shares, the “Shares”) of common stock for an aggregate offering price of $27.5 million, pursuant to the terms a Securities Purchase Agreement, dated November 4, 2012, between us and certain accredited investors identified therein. As a result of the December 2012 private placement, two of the investors, Vivo Ventures Fund VII, L.P. (“Vivo”) and New Leaf Ventures II, L.P. (“New Leaf”) own in excess of 20% of our outstanding common stock.

We have entered into a separate governance agreement with each of Vivo and New Leaf pursuant to which each of them is entitled to propose a candidate for election to our board of directors for consideration by the nominating committee of the board of directors in connection with each annual meeting of our stockholders following the effectiveness of an amended and restated certificate of incorporation eliminating our classified board of directors, and at such other times as such investor may propose. We have agreed to use our best efforts to cause the board of directors to elect one of the candidates proposed by Vivo or New Leaf to serve as Chairman of the board of directors and to cause the board of directors to appoint at least one of any such candidates serving on the board of directors to serve on each standing and special committee of the board of directors . All candidates proposed by Vivo and New Leaf will be presented to the nominating committee for the same consideration as individuals identified by the nominating committee through other means. Each governance agreement will terminate with respect to the applicable investor at the earliest of (i) such time as such investor and its affiliates beneficially owns all of the shares of common stock then outstanding, (ii) such time as such investor and its affiliates beneficially own less than 10% of the shares of common stock then outstanding, or (iii) the effectiveness of certain change of control transactions resulting in continuing stockholders of the Company holding less than 50% of the outstanding voting securities of the Company, its successor entity or a parent or subsidiary of its successor entity. On February 7, 2013, the Board appointed Thomas C. Reynolds, M.D., Ph.D., to fill the vacancy created by the expansion of the size of the Board from six members to seven members that became effective on December 18, 2012. Dr. Reynolds was proposed to the nominating committee of the board of directors pursuant to the terms of the governance agreements. On January 27, 2013, Professor Williams notified the Company of his decision not to stand for re-election to the board of directors at the Company’s Annual Meeting to be held on March 26, 2013. As a result, the Company has commenced a search process to fill the vacancy created by Professor Williams’s retirement from the board of directors. It is expected that at a future date, a candidate proposed under the governance agreements will be considered by the nominating committee of the board of directors to fill the vacancy that will be created upon Professor Williams’s retirement from the board of directors.

Waiver Agreement

On December 5, 2012, we entered into an agreement (the “Waiver Agreement”) with Novogen and Novogen Research Pty Limited, a wholly-owned subsidiary of Novogen (together, the “Novogen Parties”), Graham Kelly, an individual (“Kelly”), and Andrew Heaton, an individual (“Heaton”), pursuant to which we granted a limited waiver with respect to certain non-compete provisions contained in the Asset Purchase Agreement dated as of December 20, 2010, between us and the Novogen Parties. In consideration of our grant of the limited waiver, upon the execution of the Waiver Agreement, Novogen surrendered to us for cancellation warrants held by Novogen for the purchase of 166,666 shares of common stock, as adjusted for the 2012 Reverse Stock Split described below.

Reverse Stock Split

On December 18, 2012, we filed a Certificate of Amendment to our Restated Certificate of Incorporation in order to effect a 1-for-6 reverse stock split (the “2012 Reverse Stock Split”) of our common stock effective on December 18, 2012. As a result of the 2012 Reverse Stock Split, every six shares of our issued and outstanding common stock were combined into one share of common stock. The 2012 Reverse Stock Split did not change the number of authorized shares of common stock. All financial data and share information in this quarterly report has been presented on an as-adjusted basis to give effect to the 2012 Reverse Stock Split.

NASDAQ

On March 27, 2012, we received notice from NASDAQ stating that, based on the closing bid price for our common stock for the last 30 consecutive business days, we no longer met the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Rule 5550(a)(2). The notification letter stated that we would be afforded a grace period of 180 calendar days, or until September 24, 2012, to regain compliance with the minimum bid price requirement in accordance with Nasdaq Rule 5810(c)(3)(A). In order to regain compliance, shares of our common stock must maintain a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the grace period. On September 25, 2012, we received a determination letter from NASDAQ notifying us that we had not regained compliance with the Rule during the 180 calendar day period and that our common stock was therefore subject to delisting from The Nasdaq Capital Market, unless we requested a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”). On October 2, 2012, we timely requested a hearing before the Panel to present our plan to regain compliance with from compliance with Nasdaq Rule 5550(a)(2), which request automatically stayed the delisting of our securities pending at least the issuance of the Panel’s decision following the hearing, which was held on November 1, 2012. On November 8, 2012, we were notified by the Panel that it granted our request for continued listing subject to the condition that on or before February 11, 2013, we shall have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days. On November 26, 2012, we received notice from NASDAQ stating that we had regained compliance with the applicable minimum bid price rule, as required by the Panel’s decision on November 8, 2012, and that we were in compliance with all other applicable requirements set forth in the Panel’s decision and required for listing on the Nasdaq Capital Market. Accordingly, the Panel determined to continue the listing of the Company’s securities on The Nasdaq Stock Market and closed the matter.

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

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 5.	Other Information

Please see the discussion of the separate governance agreements entered into on December 18, 2012 between the Company and each of Vivo and New Leaf that appears in this report under Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Corporate Developments—December 2012 Private Placement, which discussion is incorporated herein by reference.

Item 6:	Exhibits

Exhibit Index

Exhibits

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 5, 2012 (File No. 000-50484)).

10.1	Securities Purchase Agreement, dated as of November 4, 2012, by and among the Company, Vivo Ventures Fund VII, L.P., Vivo Ventures VII Affiliates Fund, L.P., and New Leaf Ventures II, L.P., and certain other accredited investors identified in Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2012 (File No. 000-50484)).

10.2	Form of Governance Agreement between the Company and Vivo Ventures and New Leaf Venture Partners (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 5, 2012 (File No. 000-50484)).

10.3	Form of Registration Rights Agreement between the Company and Vivo Ventures and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 5, 2012 (File No. 000-50484)).

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEI Pharma, Inc.

/s/ Daniel P. Gold
Daniel Gold
President and Chief Executive Officer

Date: February 12, 2013