Form 10-Q
period 2013-03-31
MEI Pharma, Inc.
filed 2013-05-09
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting entity	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2013, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 17,116,571.

MEI PHARMA, INC.

Table of Contents

		Page

PART I	FINANCIAL INFORMATION

Item 1:	Financial Statements

	Balance Sheets as of March 31, 2013 (unaudited) and June 30, 2012	3

	Statements of Operations (unaudited) for the three months and nine months ended March 31, 2013 and 2012 and for the period from December 1, 2000 (inception) through March 31, 2013	4

	Statements of Cash Flows (unaudited) for the nine months ended March 31, 2013 and 2012 and for the period from December 1, 2000 (inception) through March 31, 2013	5

	Notes to Financial Statements (unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4:	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 6:	Exhibits	18

SIGNATURES		19

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MEI PHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	June 30,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,167	$6,202
Prepaid expenses and other current assets	260	146

Total current assets	24,427	6,348
Property and equipment, net	41	25
Intangible assets, net	479	—

Total assets	$24,947	$6,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$528	$594
Accrued liabilities	1,254	1,180

Total current liabilities	1,782	1,774

Commitments and contingencies (Note 3)

Stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized;
Series A: 1,000 shares issued and converted; none and 1,000 shares outstanding at March 31, 2013 and June 30, 2012, respectively	—	—
Series B: 742 shares issued and redeemed; none outstanding at March 31, 2013 and June 30, 2012	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized; 15,036,300 shares and 3,416,491 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively	—	—
Additional paid-in-capital	116,247	89,710
Deficit accumulated during the development stage	(93,082)	(85,111)

Total stockholders' equity	23,165	4,599

Total liabilities and stockholders’ equity	$24,947	$6,373

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from December 1, 2000 (Inception) through March 31,
	2013	2012	2013	2012	2013
Operating expenses:
Research and development	$(1,543)	$(1,490)	$(4,433)	$(3,595)	$(48,537)
License fees	—	—	—	—	(21,500)
General and administrative	(1,225)	(811)	(3,557)	(2,596)	(26,327)

Total operating expenses	(2,768)	(2,301)	(7,990)	(6,191)	(96,364)

Loss from operations	(2,768)	(2,301)	(7,990)	(6,191)	(96,364)
Other income (expense):
Fair value of derivative liabilities in excess of proceeds	—	—	—	—	(508)
Adjustments to fair value of derivative liabilities	—	—	—	1,139	1,188
Interest and dividend income	15	32	20	37	2,919
Financing costs	—	—	—	(406)	(406)
Gain on sale of investment	—	—	—	—	100
Income tax expense	—	—	(1)	(1)	(11)

Net loss arising during development stage	$(2,753)	$(2,269)	$(7,971)	$(5,422)	$(93,082)

Net loss per share, basic and diluted	$(0.18)	$(0.93)	$(1.00)	$(2.70)

Shares used to calculate net loss per share	15,022,854	2,444,791	7,941,275	2,005,820

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,		Period from December 1, 2000 (Inception) through March 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss arising during the development stage	$(7,971)	$(5,422)	$(93,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	766	389	3,557
Fair value of derivative liabilities in excess of proceeds	—	—	508
Gain on adjustment to fair value of derivative liabilities	—	(1,139)	(1,188)
Financing costs	—	406	406
Depreciation and amortization	33	10	59
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(114)	(271)	(260)
Accounts payable	(66)	113	528
Accrued liabilities	74	137	1,254

Net cash used in operating activities	(7,278)	(5,777)	(88,218)

Cash flows from investing activities:
Purchases of property and equipment	(28)	—	(79)

Net cash used in investing activities	(28)	—	(79)

Cash flows from financing activities:
Net proceeds from issuance of common stock	25,271	5,047	112,205
Net proceeds from issuance of preferred stock	—	—	665
Financing costs	—	(406)	(406)

Net cash provided by financing activities	25,271	4,641	112,464

Net increase (decrease) in cash and cash equivalents	17,965	(1,136)	24,167
Cash and cash equivalents at beginning of the period	6,202	3,858	—

Cash and cash equivalents at end of the period	$24,167	$2,722	$24,167

Supplemental cash flow information:
Issuance of common stock for purchase of intellectual property	$500	—	$500

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

MEI Pharma, Inc. (formerly Marshall Edwards, Inc.), or the Company, is a development stage oncology company focused on the clinical development of novel therapies for cancer. The Company was incorporated in Delaware in December 2000 as a wholly-owned subsidiary of Novogen Limited (“Novogen”). The Company’s common stock is listed on the Nasdaq Capital Market and was previously listed under the symbol “MSHL” through June 30, 2012. On July 2, 2012, in conjunction with the change in the Company’s corporate name to MEI Pharma, Inc., the Company’s common stock began trading under the symbol “MEIP”. In December 2012, Novogen distributed to its shareholders substantially all of its MEI Pharma common stock. The Company’s former wholly-owned subsidiary, Marshall Edwards Pty Ltd (“MEPL”), was legally dissolved in April 2012. As MEPL was the Company’s only subsidiary, the financial statements are no longer consolidated.

The Company’s business purpose is the development of drugs for the treatment of cancer. The Company is currently focused on the clinical development of its lead drug candidate, Pracinostat. Pracinostat is an orally available histone deacetylase (HDAC) inhibitor that has been tested in a number of Phase I and exploratory Phase II clinical trials in advanced hematologic malignancies such as myelodysplastic syndrome (MDS), acute myeloid leukemia (AML) and myelofibrosis, as well as in solid tumor indications in both adult and pediatric patients. In August 2012, the Company acquired certain assets and intellectual property, including those related to Pracinostat, from S*BIO Pte Ltd (“S*BIO”). The Company’s clinical development pipeline also includes two isoflavone-based drug candidates, ME-143 and ME-344. ME-143 and ME-344 are derived from an isoflavone technology platform that has generated a number of compounds with anti-tumor activity in laboratory studies. These compounds have been shown to interact with specific targets resulting in the inhibition of tumor metabolism, a function critical for cancer cell survival.

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

Reverse Stock Split

On December 18, 2012, the Company effected a 1-for-6 reverse stock split (the “2012 Reverse Stock Split”) of the Company’s common stock. As a result of the 2012 Reverse Stock Split, every six shares of the Company’s issued and outstanding common stock were combined into one share of common stock. The 2012 Reverse Stock Split did not change the number of authorized shares of the Company’s common stock. All financial data and share information in this quarterly report has been presented on an as-adjusted basis to give effect to the 2012 Reverse Stock Split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the financial statements. The Company uses estimates for certain accruals including clinical and pre-clinical study fees and expenses, share-based compensation, and valuations of derivative liabilities, among others. Actual results could differ from those estimates.

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

Intangible Assets

Intangible assets consist of patents acquired from S*BIO in August 2012, relating to a family of heterocyclic compounds that inhibit HDACs. Capitalized amounts are amortized on a straight-line basis over the expected life of the intellectual property of 14 years. The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. Results of operations for the nine months ended March 31, 2013 do not reflect any write-downs associated with the potential impairment of intangible assets.

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

Share-based Compensation

The Company’s Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (the Plan) provides for the grant of stock options, restricted stock units (RSUs), and other stock-based or stock-denominated awards. The maximum number of shares of common stock issuable under the Plan is 2,186,000 shares, of which 1,357,302 shares are available for awards as of March 31, 2013.

The fair value of each stock option granted is estimated on the grant date under the fair value method using a binomial valuation model. The RSU equity awards are measured using the grant date fair value of the Company’s common stock. The estimated fair values of the stock options and RSUs, including the effect of estimated forfeitures, are expensed over the vesting period.

The Company recognized share-based compensation expenses of $186,000 and 133,000 during the three months ended March 31, 2013 and 2012, respectively, and $766,000 and $389,000 during the nine months ended March 31, 2013 and 2012, respectively.

Interest and Dividend Income

Interest on cash balances is recognized when earned. Dividend income is recognized when the right to receive the payment is established.

Income Taxes

The Company’s income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2013 and June 30, 2012, the Company has established a valuation allowance to fully reserve its net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if management believes it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of March 31, 2013.

2. Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and nine months ended March 31, 2013 and 2012. Because the Company is in a net loss position, it has excluded stock options, RSUs, warrants, and convertible preferred stock from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. As of March 31, 2013 and 2012, the number of securities excluded from the computation of diluted net loss per share totaled approximately 6,027,031 and 1,399,692, respectively.

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

Additionally, the Company leased office space at a monthly rental rate of $10,734, plus other pass-through charges, through January 2013. In February 2013, the Company added additional office space at a new monthly rental rate of $17,014 to $18,252 under an amended lease expiring in June 2015.

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

License Agreement

On September 28, 2012, the Company entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s two isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties on future sales of the Company’s approved drugs utilizing Captisol. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice.

4. Segment Information

The Company has one operating segment, the development of pharmaceutical compounds. The Company’s business contained two geographic segments, the United States of America and Australia, from inception until MEPL’s legal dissolution in April 2012. For the three and nine months ended March 31, 2012, net losses attributable to Australia were immaterial. All of the Company’s assets and liabilities were located in the United States of America as of March 31, 2013 and June 30, 2012.

5. Related Party Transactions

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

6. Stockholders’ Equity

Equity Transactions

Private Placement

On December 18, 2012, the Company completed the sale (the “December 2012 private placement”) of 9,166,665 shares of common stock and warrants to purchase an additional 6,416,665 shares of common stock for an aggregate offering price of $27.5 million, pursuant to the terms of the Securities Purchase Agreement, dated November 4, 2012, between the Company and certain accredited investors identified therein.

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

Warrants

During the nine months ended March 31, 2013, warrants to purchase 1,820,304 shares of common stock that had been issued in the Company’s December 2012 private placement were exercised on a cashless basis, pursuant to which the Company issued 1,333,688 shares of common stock, and warrants to purchase 41 shares of common stock that had been issued in the Company’s May 2012 rights offering (the “Rights Offering”) were exercised, pursuant to which the Company issued 41 shares of common stock. Additionally, during the nine months ended March 31, 2013, warrants to purchase 194,381 shares of common stock that had been issued in the Company’s May 2011 private placement were exercised on a cashless basis, pursuant to which the Company issued 119,159 shares of common stock.

As of March 31, 2013, there were outstanding (i) warrants issued in the Company’s December 2012 private placement that are exercisable to purchase 4,596,361 shares of the Company’s common stock at an exercise price of $3.12, which expire in December 2017; (ii) warrants issued in conjunction with the Rights Offering that are exercisable to purchase 319,150 shares of the Company’s common stock at an exercise price of $7.14 per share, which expire in May 2017; (iii) Series A warrants issued in the Company’s May 2011 private placement that are exercisable to purchase 215,721 shares of common stock at an exercise price of $6.00 per share, which expire in November 2016; and (iv) other outstanding warrants that are exercisable to purchase 768 shares of the Company’s common stock at an exercise price of $130.20 per share, which expire in July 2013.

Stock Compensation

The Company uses equity-based compensation programs to provide long-term performance incentives for its employees. These incentives consist primarily of stock options and restricted stock units (RSUs).

Stock Options

As of March 31, 2013 there were options outstanding to purchase 495,031 shares of common stock at exercise prices ranging from $2.76 to $37.80 per share. The outstanding options expire at various dates in calendar years 2014 through 2018.

The fair value of each stock option granted is estimated on the grant date under the fair value method using a binomial valuation model. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the vesting period. To calculate these fair values, the following assumptions were used:

	Nine months ended March 31,
	2013	2012
Risk-free interest rate	.62% - .90%	.90% - 1.32%
Expected life	5 years	5 years
Expected volatility	153% - 161%	145% - 148%
Dividend yield	0%	0%
Weighted-average grant date fair value	$6.37	$8.58

Stock option activity for the nine months ended March 31, 2013 was as follows:

	Stock options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at June 30, 2012	143,926	$11.64	2.8	$107,000
Options granted	351,105	$7.06	4.8	$553,000
Options forfeited or expired	—	$0.00	—	$—

Outstanding at March 31, 2013	495,031	$8.39	4.2	$660,000
Exercisable at March 31, 2013	136,522	$10.79	3.4	$83,000

Unrecognized compensation expense related to non-vested stock options totaled $1,810,000 as of March 31, 2013. Such compensation expense is expected to be recognized over a weighted-average period of 4.5 years.

Restricted Stock Units

On March 29, 2013, the Compensation Committee of the Board of Directors granted 400,000 RSUs to the Company’s Chief Executive Officer, Dr. Daniel P. Gold. Each RSU represents the contingent right to receive one share of the Company’s common stock. One third of the RSUs will vest on each of August 30, 2014, August 30, 2015 and August 30, 2016. The shares underlying the RSUs will be delivered to Dr. Gold on the earliest to occur of (i) March 29, 2018, (ii) Dr. Gold’s death, disability or separation from service from the Company for any reason, or (iii) a change in control involving the Company.

The fair value of the RSUs on the date of grant was $3,452,000. The grant date fair value per unit was $8.63. As of March 31, 2013, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was approximately $3,443,000 and is expected to be recognized over approximately 3.4 years.

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

7. Subsequent Events

On April 10, 2013, the Company completed an underwritten registered offering of 2,030,000 shares of its common stock at a price per share of $7.50 pursuant to a “shelf” registration statement previously filed and declared effective by the Securities and Exchange Commission for gross proceeds of $15,225,000, before underwriters’ discount and expenses. The Company plans to use the net proceeds of the offering, together with other available funds, to progress the clinical development program for its lead drug candidate, Pracinostat, and for other general corporate purposes.

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

•	the FDA’s interpretation and our interpretation of data from preclinical and clinical studies may differ significantly;

•	our failure to successfully commercialize our product candidates;

•	the failure of any products to gain market acceptance;

•	our inability to control the costs of manufacturing our products;

•	competition and competitive factors;

•	our inability to protect our patents or proprietary rights and obtain necessary rights to third party patents and intellectual property to operate our business;

•	our inability to operate our business without infringing the patents and proprietary rights of others;

•	costs stemming from our defense against third party intellectual property infringement claims;

•	general economic conditions;

•	technological changes;

•	government regulation generally and the receipt of regulatory approvals;

•	changes in industry practice; and

•	one-time events.

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

Overview

MEI Pharma, Inc. (formerly Marshall Edwards Inc.) is a development-stage oncology company focused on the clinical development of novel therapies for cancer. We were incorporated in Delaware in 2000 as a wholly owned subsidiary of Novogen Limited (“Novogen”). Our common stock is listed on the Nasdaq Capital Market and was previously listed under the symbol “MSHL” through June 30, 2012. On July 2, 2012, in conjunction with the change of our corporate name to MEI Pharma, Inc., our common stock began trading under the symbol “MEIP”. In December 2012, Novogen distributed to its shareholders substantially all of its MEI Pharma common stock.

Our business purpose is the development of drugs for the treatment of cancer. We are currently focused on the clinical development of our lead drug candidate, Pracinostat. Pracinostat is an orally available histone deacetylase (HDAC) inhibitor that has been tested in a number of Phase I and exploratory Phase II clinical trials in advanced hematologic malignancies such as myelodysplastic syndrome (MDS), acute myeloid leukemia (AML) and myelofibrosis, as well as in solid tumor indications in both adult and pediatric patients. HDACs belong to a larger set of proteins collectively known as epigenetic regulators that can alter gene expression by chemically modifying DNA or its associated chromosomal proteins. Abnormal activity of these regulators is believed to play an important role in cancer and other diseases. There are currently two HDAC inhibitors – one oral and one injectable – approved by the U.S. Food and Drug Administration (FDA) for the treatment of T-cell lymphoma. We expect to initiate a blinded, placebo-controlled Phase II trial of Pracinostat in combination with Vidaza® (azacitidine) in patients with MDS in June 2013. In August 2012, we acquired certain assets and intellectual property, including those related to Pracinostat, from S*BIO Pte Ltd (“S*BIO”).

Our clinical development pipeline also includes two isoflavone-based drug candidates, ME-143 and ME-344. ME-143 and ME-344 are derived from an isoflavone technology platform that has generated a number of compounds with anti-tumor activity in laboratory studies. These compounds have been shown to interact with specific targets resulting in the inhibition of tumor metabolism, a function critical for cancer cell survival. ME-143 has completed a Phase I clinical trial in patients with solid refractory tumors. A Phase I trial of ME-344 in patients with solid refractory tumors is ongoing.

We own exclusive worldwide rights to all of our drug candidates, including Pracinostat, ME-143 and ME-344.

Relationship with Novogen

Novogen was our majority shareholder from our inception through December 3, 2012. On such date, Novogen completed the distribution of substantially all of its MEI Pharma common stock to its shareholders. Historically, we licensed from Novogen the rights to Novogen patents and applications for our lead isoflavone-based drug candidates, as well as other compounds. Additionally, Novogen historically provided research and development services and administrative and finance services to us under service agreements. Our license agreements with Novogen were terminated in May 2011 in conjunction with our purchase of a portfolio of isoflavone-related assets from Novogen, which we refer to as the “Isoflavone Transaction”. The service agreements with Novogen were terminated in December 2010.

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

Share-based Compensation

Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, we estimate the grant date fair value using a binomial valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. We estimate our expected future volatility based on our stock’s historical price volatility. Our stock’s future volatility may differ from our estimated volatility at the grant date. RSUs are measured using the grant date fair value of our common stock. The estimated fair values of the stock options and RSUs, including the effect of estimated forfeitures, are expensed over the vesting period.

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

Results of Operations

Three Months Ended March 31, 2013 and 2012

We incurred losses of $2,753,000 and $2,269,000 for the three months ended March 31, 2013 and 2012, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations or CROs), pre-clinical study costs, costs to manufacture our drug candidates for pre-clinical and clinical studies and salaries and other personnel costs. Research and development expenses increased by $53,000 to $1,543,000 for the three months ended March 31, 2013 compared to $1,490,000 for the three months ended March 31, 2012. The increase is primarily due to costs associated with drug manufacturing and preparations for Phase II clinical trials for Pracinostat and costs associated with a Phase I clinical trial for ME-344.

General and Administrative: General and administrative expenses increased by $414,000 to $1,225,000 for the three months ended March 31, 2013 compared to $811,000 for the three months ended March 31, 2012. The increase primarily relates to legal, professional and consulting expenses associated with corporate matters including costs for investor-related expenses and the Company’s annual meeting of shareholders.

Other income or expense: We received interest on cash and cash equivalents of $15,000 for the three months ended March 31, 2013 and $2,000 for the three months ended March 31, 2012. The increase was due to higher cash balances. During the three months ended March 31, 2012, we also received dividends of $30,000 from an investment in a privately-held company.

Nine Months Ended March 31, 2013 and 2012

We incurred losses of $7,971,000 and $5,422,000 for the nine months ended March 31, 2013 and 2012, respectively.

Research and Development: Research and development expenses increased by $838,000 to $4,433,000 for the nine months ended March 31, 2013, compared to $3,595,000 for the nine months ended March 31, 2012. The increase is primarily due to costs associated with drug manufacturing and preparations for Phase II clinical trials for Pracinostat and costs associated with a Phase I clinical trial for ME-344.

General and Administrative: General and administrative expenses increased by $961,000 to $3,557,000 for the nine months ended March 31, 2013 compared to $2,596,000 for the nine months ended March 31, 2012. The increase primarily relates to legal fees and other costs associated with the issuance of common stock to S*BIO in conjunction with the purchase of Pracinostat, professional and consulting expenses related to corporate matters including the Company’s reverse stock split, and stock-based compensation expenses.

Other income or expense: We received interest on cash and cash equivalents of $20,000 for the nine months ended March 31, 2013 and $7,000 for the nine months ended March 31, 2012. The increase was due to higher cash balances. We also received dividends of $30,000 from a small investment in a privately-held company during the nine months ended March 31, 2012. Additionally, during the year ended June 30, 2011, we issued securities that were accounted for as derivative liabilities. As of March 31, 2012, our obligations related to these securities were contractually completed, resulting in the elimination of the derivative liabilities and a corresponding net decrease in their value of $1,125,000 during the nine months ended March 31, 2012, which was recorded as non-operating income. Additionally, during the nine months ended March 31, 2012, we recorded a reversal of a prior expense of $14,000 in conjunction with amending the terms of the Series A Warrants pursuant to the Supplemental Agreement entered into in September 2011 with the investors in the May 2011 private placement (the “Supplemental Agreement”), based on the fair value of the Series A warrants, as amended. In connection with the Supplemental Agreement, we incurred financing costs in the amount of $406,000 during the nine months ended March 31, 2012.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents. Our existing cash balances were approximately $24,167,000 as of March 31, 2013. Our current business operations are focused on continuing the clinical development of our lead drug candidate, Pracinostat, Our clinical development pipeline also includes ME-143 and ME-344. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through the sale of equity securities. We have accumulated losses of $93,082,000 since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. In order to continue the development of our drug candidates, at some point in the future we may pursue one or more capital transactions, whether through the sale of equity securities or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operations for the nine months ended March 31, 2013 was $7,278,000 compared to $5,777,000 in the nine months ended March 31, 2012, due to our net loss resulting from expenses incurred for research and development and general and administrative costs.

Net cash provided by financing activities was $25,271,000 during the nine months ended March 31, 2013. Cash raised during the nine months ended March 31, 2013 reflected proceeds raised through the issuance of common stock and warrants in our December 2012 private placement. Net cash provided by financing activities was $4,641,000 during the nine months ended March 31, 2012. Cash raised during the nine months ended March 31, 2012 reflected net proceeds of $5,047,000 raised through the issuance of common stock. Additionally, during the nine months ended March 31, 2012, we paid $406,000 in financing costs associated with amending the terms of securities that had been issued as part of the May 2011 private placement.

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

In July 2010, we entered into a lease arrangement to rent approximately 3,676 square feet of office space for 33 months beginning in July 2010 for monthly rental rates ranging from $10,109 to $10,734 over the lease term, plus other pass-through charges. On January 3, 2013, we entered into an amendment to the lease (“First Lease Amendment”). The First Lease Amendment extends the lease term through June 2015. In addition, it adds expansion space of approximately 2,511 square feet of office space, which co-terminates with the extension of the original lease in June 2015. The additional expansion space portion of the lease began in February 2013. We currently lease approximately 6,187 square feet of space at a monthly rental rate of $17,014 to $18,252 during the term of the lease.

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

Corporate Developments

April 2013 Common Stock Offering

On April 10, 2013, we completed an underwritten registered offering of 2,030,000 shares of our common stock at a price per share of $7.50 pursuant to a “shelf” registration statement previously filed and declared effective by the Securities and Exchange Commission for gross proceeds of $15,225,000, before underwriters’ discount and expenses. We plan to use the net proceeds of the offering, together with other available funds, to progress the clinical development program for our lead drug candidate, Pracinostat, and for other general corporate purposes.

December 2012 Private Placement

On December 18, 2012, we completed the sale (the “December 2012 private placement”) of 9,166,665 shares (the “Initial Shares”) of common stock and warrants (the “Warrants”) to purchase an additional 6,416,665 shares (the “Warrant Shares” and, together with the Initial Shares, the “Shares”) of common stock for an aggregate offering price of $27.5 million, pursuant to the terms a Securities Purchase Agreement, dated November 4, 2012, between us and certain accredited investors identified therein. As of the date of the closing of the December 2012 private placement, two of the investors, Vivo Ventures Fund VII, L.P. (“Vivo”) and New Leaf Ventures II, L.P. (“New Leaf”) owned in excess of 20% of our outstanding common stock.

We entered into a separate governance agreement with each of Vivo and New Leaf pursuant to which each of them is entitled to propose a candidate for election to our Board of Directors for consideration by the nominating committee of the Board of Directors in connection with each annual meeting of our stockholders following the effectiveness of an amended and restated certificate of incorporation eliminating our classified Board of Directors, and at such other times as such investor may propose. At the Company’s Annual Meeting held on March 26, 2013, the proposal to declassify our Board of Directors was not approved by our shareholders. We have agreed to use our best efforts to cause the Board of Directors to elect one of the candidates proposed by Vivo or New Leaf to serve as Chairman of the Board of Directors and to cause the Board of Directors to appoint at least one of any such candidates serving on the Board of Directors to serve on each standing and special committee of the Board of Directors. All candidates proposed by Vivo and New Leaf will be presented to the nominating committee for the same consideration as individuals identified by the nominating committee through other means. Each governance agreement will terminate with respect to the applicable investor at the earliest of (i) such time as such investor and its affiliates beneficially owns all of the shares of common stock then outstanding, (ii) such time as such investor and its affiliates beneficially own less than 10% of the shares of common stock then outstanding, or (iii) the effectiveness of certain change of control transactions resulting in continuing stockholders of the Company holding less than 50% of the outstanding voting securities of the Company, its successor entity or a parent or subsidiary of its successor entity. On February 7, 2013, the Board appointed Thomas C. Reynolds, M.D., Ph.D., to fill the vacancy created by the expansion of the size of the Board from six members to seven members that became effective on December 18, 2012. Dr. Reynolds was proposed to the nominating committee of the Board of Directors pursuant to the terms of the governance agreements. On January 27, 2013, Professor Williams notified the Company of his decision not to stand for re-election to the Board of Directors at the Company’s Annual Meeting on March 26, 2013. As a result, the Company has commenced a search process to fill the vacancy created by Professor Williams’s retirement from the Board of Directors. It is expected that at a future date, a candidate proposed under the governance agreements will be considered by the nominating committee of the Board of Directors to fill the vacancy that was created upon Professor Williams’s retirement from the Board of Directors.

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

Interest Rate Risk

Our exposure to market interest rates relates primarily to the investments of cash balances. We have cash reserves held primarily in U.S. dollars and we place funds on deposit with financial institutions and which are generally at call.

We do not use derivative financial instruments to hedge our risks related to cash balances. We place our cash deposits with high credit quality financial institutions, and, by policy, limit the amount of credit exposure to any single counter-party. We are adverse to principal loss and we ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We seek to mitigate default risk by depositing funds with high credit quality financial institutions and by periodically positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any financial institution.

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

PART II OTHER INFORMATION

Item 6:	Exhibits

Exhibit Index

Exhibits

10.1	Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2013.)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEI Pharma, Inc.

/s/ Daniel P. Gold
Daniel P. Gold
President and Chief Executive Officer

Date: May 9, 2013