Form 10-K
period 2013-06-30
MEI Pharma, Inc.
filed 2013-09-18
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $52.7 million as of December 31, 2012, based on the closing price of the registrant’s Common Stock as reported on the NASDAQ Capital Market on such date.

As of September 13, 2013, there were 17,116,662 shares of the registrant’s common stock, par value $0.00000002 per share, outstanding.

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

In this Annual Report on Form 10-K, “MEI Pharma,” “we,” “us” and “our” refer to MEI Pharma, Inc. and our former wholly owned subsidiary Marshall Edwards Pty Ltd. (“MEPL”), which was dissolved in April 2012.

All financial data and share information in this Annual Report on Form 10-K has been presented on an as-adjusted basis to give effect to our December 2012 1-for-6 reverse stock split.

PART I

Item 1.	Business

Overview

We are a development-stage oncology company focused on the clinical development of novel small molecules for the treatment of cancer. We were incorporated in Delaware in 2000 as a wholly owned subsidiary of Novogen Limited (“Novogen”). Our common stock is listed on the Nasdaq Capital Market under the symbol “MEIP”. In December 2012, Novogen distributed to its shareholders substantially all of its MEI Pharma common stock.

Our business purpose is the development of drugs for the treatment of cancer. We are principally focused on the clinical development of our lead drug candidate, Pracinostat, which we are currently investigating in a Phase II clinical trial. Pracinostat is an orally available histone deacetylase (HDAC) inhibitor that is currently being developed for advanced hematologic diseases such as myelodysplastic syndrome (MDS) and acute myeloid leukemia (AML). In August 2012, we completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*Bio Pte Ltd (“S*Bio”). Our clinical development pipeline also includes two isoflavone-based drug candidates, ME-344 and ME-143. ME-344 and ME-143 are derived from an isoflavone technology platform that has generated a number of compounds with anti-tumor activity in laboratory studies. These compounds have been shown to interact with specific targets resulting in the inhibition of tumor metabolism, a function critical for cancer cell survival. ME-344 is currently being investigated in a Phase I clinical trial.

We own exclusive worldwide rights to all of our drug candidates, including Pracinostat, ME-344 and ME-143.

Clinical Development Programs

Lead Drug Candidate: Pracinostat

We are principally focused on the clinical development of our lead drug candidate, Pracinostat. Pracinostat is an orally available selective inhibitor of a group of enzymes called histone deacetylases, or HDACs. HDACs belong to a larger set of proteins collectively known as epigenetic regulators that can alter gene expression by chemically modifying DNA or its associated chromosomal proteins. Abnormal activity of these regulators is believed to play an important role in cancer and other diseases. There are currently two HDAC inhibitors – one oral and one injectable – approved by the U.S. Food and Drug Administration (FDA) for the treatment of T-cell lymphoma.

Pracinostat has been tested in multiple Phase I and Phase II clinical trials in advanced hematologic malignancies, such as MDS, AML and myelofibrosis, as well as in solid tumor indications in both adult and pediatric patients. Pracinostat has been generally well tolerated in more than 200 patients to date, with readily manageable side effects often associated with drugs of this class. The results of these studies also suggest that Pracinostat has potential best-in-class pharmacokinetic properties when compared to other oral HDAC inhibitors, including the late-stage drug candidate, Panobinostat, as well as the approved drug, Zolinza® (vorinostat).

Pracinostat has demonstrated clinical evidence of single-agent activity in patients with AML and myelofibrosis. In a Phase I dose-escalation trial in patients with AML, 14% of evaluable patients (two out of 14) achieved a complete response (CR), with the responses enduring for more than 206 and 362 days, respectively. These results were presented at the American Society of Hematology (ASH) Annual Meeting in December 2010. In a Phase II clinical trial in intermediate or high-risk myelofibrosis, 36% of patients (eight of 22) demonstrated clinical benefit from Pracinostat treatment, with 9% of patients (two out of 22) having a clinical improvement (anemia response) and 27% (six of 22) experiencing some reduction in splenomegaly. These results were published in the September 2012 issue of Leukemia Research.

Pracinostat has also shown evidence of synergistic activity when used in combination with the hypomethylating agent, Vidaza® (azacitidine), in patients with advanced MDS. Results from a pilot Phase II trial presented at the ASH Annual Meeting in December 2012 showed an overall response rate (CR+CRi+PR) of 89% (eight out of nine) among the nine patients treated at the MD Anderson Cancer Center. An additional patient treated at the University of Wisconsin-Madison achieved a complete response, increasing the overall response rate in the trial to 90% (nine out of 10).

In June 2013, we initiated a blinded, placebo-controlled Phase II clinical trial of Pracinostat in combination with Vidaza in patients with previously untreated intermediate-2 or high-risk MDS. The multicenter trial is expected to enroll 100 patients with a one-to-one randomization. Completion of enrollment is anticipated by June 2014 with topline data expected in December 2014. The primary endpoint of the study is complete remission (CR). Secondary endpoints include overall response rate (CR+CRi+PR), hematologic improvement, duration of response, progression-free survival, rate of leukemic transformation, overall survival and safety.

In addition, we are preparing for two open-label Phase II trials of Pracinostat: one in combination with Vidaza in elderly patients with AML who are not suited for induction therapy, expected to initiate in the fall of 2013, and the other in combination with Vidaza or Dacogen® (decitabine) in patients with hypomethylating agent refractory MDS soon thereafter.

NADH Oxidase Drug Candidate: ME-143

ME-143 is our next-generation NADH oxidase inhibitor drug candidate. The first-generation compound, Phenoxodiol, was administered to more than 400 patients in clinical studies via oral or intravenous routes. In a Phase II clinical trial of intravenously administered Phenoxodiol in combination with platinum-based chemotherapy in women with recurrent ovarian cancer, a clinical response was observed in 19% of patients (three out of 16). These results were published in the May 2011 issue of International Journal of Gynecological Cancer. However, in a subsequent Phase III trial of orally administered Phenoxodiol in combination with platinum-based chemotherapy, only one out of 142 women with recurrent ovarian cancer achieved a clinical response, suggesting that inefficient levels of active drug are achieved when Phenoxodiol is administered orally. ME-143 has demonstrated superior anti-tumor activity against a number of tumor cell lines compared to Phenoxodiol. In addition to broad single-agent activity, ME-143 has also shown a far superior ability to enhance the cytotoxic effects of chemotherapy in pre-clinical studies. Data from a Phase I trial of ME-143 in heavily treated patients with solid refractory tumors showed that the pharmacokinetic profile of intravenous ME-143 resulted in drug levels that were approximately 30 times higher than the exposure achieved in the Phase II trial of intravenous Phenoxodiol. These results were presented at the American Society of Clinical Oncology Annual Meeting in June 2012.

Mitochondrial Inhibitor Drug Candidate: ME-344

ME-344 is our next-generation mitochondrial inhibitor and an active metabolite of NV-128, the first-generation compound. In April 2011, data from a pre-clinical study of NV-128 were presented at the American Association for Cancer Research Annual Meeting demonstrating its ability to induce mitochondrial instability, ultimately leading to cell death in otherwise chemotherapy-resistant ovarian cancer stem cells. These results were later published in the August 2011 issue of Molecular Cancer Therapeutics. In additional pre-clinical studies, ME-344 demonstrated superior anti-tumor activity against a broad range of human cancer cell lines compared to NV-128.

A first-in-human, dose-escalation study of intravenous ME-344 in patients with solid refractory tumors was initiated in April 2012. The dose-escalation trial is evaluating the safety and tolerability of ME-344. Dose limiting toxicities consistent with the presumed mechanism of action of ME-344 in targeting the mitochondria were reached at 20mg/kg and the maximum tolerated dose has been established at 10 mg/kg. In addition, this single-agent trial is designed to characterize the pharmacokinetic profile of intravenous ME-344 and describe any preliminary clinical anti-tumor activity observed. Enrollment in this study was completed in March 2013. As of September 2013, a number of patients are still being followed in the trial, with disease control ranging from five months to one year. Results from the trial are expected during the fourth quarter of calendar year 2013.

Scientific Overview

HDAC Program

Histone deacetylases (HDACs) play a key role in epigenetic regulation of gene expression by regulating chromatin structure. Acetylation of positively charged lysine residues present in histone proteins by the histone acetyltransferase (HATs) reduces the affinity between histones and negatively charged DNA, resulting in the opening of the chromatin structure. This makes it easier for the transcriptional machinery to access the DNA, enhancing RNA transcription. Conversely, deacetylation by the HDACs closes the chromatin structure leading to a repression of gene transcription. In normal cells, HDACs and HATs together control histone acetylation levels to maintain a balance. In diseases such as cancer, this regulation can be disturbed. HDAC inhibitors cause accumulation of acetylated histones, enhance transcription and result in changes of a variety of cellular responses including differentiation, proliferation, migration, survival and response to metabolic and hypoxic stress. In general, tumor cells are more susceptible than normal cells to the anti-proliferative and pro-apoptotic effects of HDAC inhibitors.

There are currently two HDAC inhibitors – one oral and one injectable – approved by the FDA for the treatment of T-cell lymphoma. Other HDAC inhibitors are being evaluated in clinical trials as single agents and in combination with chemotherapy for various hematologic diseases, including acute myeloid leukemia, myelodysplastic syndrome (MDS) and myelofibrosis, as well as for solid tumors.

Pracinostat

Our lead drug candidate in this program, Pracinostat, is an orally available, potent HDAC inhibitor with potentially improved physicochemical, pharmaceutical and pharmacokinetic properties when compared to other compounds of this class, including increased bioavailability and increased half-life.

Pracinostat has been tested in more than 200 patients in multiple Phase I and Phase II clinical trials and found to be generally well tolerated with readily manageable side effects often associated with drugs of this class. Results from a Phase I dose-escalation study, presented at the ASH Annual Meeting in December 2010, demonstrated clinical evidence of single-agent activity in patients with AML. In addition, data from a Phase II clinical trial of Pracinostat showed single-agent activity in patients with intermediate or high-risk myelofibrosis. These results were published in the September 2012 issue of Leukemia Research.

Pracinostat has also shown evidence of activity when used in combination with a wide range of therapies in clinical and pre-clinical studies. Pre-clinical data published in the May 2012 issue of Blood Cancer Journal demonstrated synergistic activity when Pracinostat was combined with Pacritinib, an experimental JAK2 inhibitor. In addition, encouraging preliminary results were observed in a pilot Phase II clinical trial of Pracinostat in combination with Vidaza in patients with advanced MDS. These results were presented at the ASH Annual Meeting in December 2012.

Isoflavone-based Programs

Our Company was originally formed to develop novel cancer therapeutics based on a group of compounds known as isoflavones. More than 400 new chemical structures were created based on the central design of these naturally occurring plant isoflavones. We believe that some of these synthetic compounds, including our drug candidates ME-344 and ME-143, interact with specific enzyme targets, resulting in the inhibition of tumor cell metabolism, a function critical for the survival of cancer cells.

Phenoxodiol

The mechanism of action for our first-generation NADH oxidase inhibitor, Phenoxodiol, is suggested, in part, by a discovery from a research team at Purdue University in Indiana. This team has a long-standing research interest in a family of cell surface proteins that are involved in electron transport across the cell membrane enabling hydrogen ion (proton) export at a controlled rate. One of the key components of this proton pump mechanism is a family of cell surface proteins known as NADH oxidases. These proteins are situated on the outside of the cell membrane and regulate the flow of waste hydrogen across the cell membrane. The laboratory studies at Purdue University have shown that a variant form of the surface oxidase, which promotes more rapid hydrogen export, is preferentially expressed on cancer cells, although similar oxidase activity has been identified on small numbers of non-cancer cells undergoing rapid cell division.

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

Treatment of cancer cells with Phenoxodiol is associated with down regulation of a key signal transduction molecule, sphingosine kinase. Sphingosine kinase is a terminal component of the plasma membrane sphingomyelin pathway leading to the formation of sphingosine-1-phosphate (S1P), a bioactive lipid and a key pro-survival secondary messenger acting via the signal transduction protein kinase, Akt. Two important biological outcomes resulting from the down regulation of sphingosine kinase are (i) cytostasis (i.e., the prevention of the growth and multiplication of cells), and (ii) apoptosis (i.e., programmed cell death) through inhibition of phosphorylation (i.e., addition of a phosphate group) of the anti-apoptotic factors, XIAP (inhibitor of apoptosis protein) and FLIPshort (caspase-8 inhibitory protein). These processes facilitate activation of executioner caspases (proteins that cause the cell to undergo programmed cell death) and restore the activity of the Fas ligand (FasL) family of death receptors. Laboratory studies conducted in collaboration with Yale University suggest one mechanism by which this chain of biochemical events following exposure of tumor cells to Phenoxodiol may also explain how Phenoxodiol is able to sensitize tumor cells to standard anti-cancer drugs such as platinums, gemcitabine and taxanes, on the basis that FLIPshort protein is responsible for inhibiting the sensitivity of the FasL protein (death receptor) to the toxic signaling mediated via these drugs.

Phenoxodiol appears to restore sensitivity to these drugs in cells such as ovarian cancer cells that have acquired resistance. In addition, pre-treatment of tumor cells with Phenoxodiol considerably increases the sensitivity of non-resistant tumor cells to the cytotoxic effects of standard chemotherapy drugs in laboratory research studies. These effects are achieved without increasing the cellular toxicity of the standard chemotherapy drugs to non-tumor cells.

Our drug candidates ME-143 and ME-344 are analogues of Phenoxodiol, but exhibit some differences from Phenoxodiol. In parallel with Phenoxodiol, these drug candidates display pre-clinical anti-cancer activity across a broad range of tumor types, high selectivity for cancer cells, and the ability to chemosensitize tumor cells to the cytotoxic effects of most standard chemotoxic drugs. However, these drug candidates differ from Phenoxodiol in inducing cell death by both caspase-dependent and caspase-independent mechanisms.

ME-143

ME-143 is a highly potent, pan acting investigational anti-cancer drug that demonstrates superior anti-tumor activity against a broad range of tumor cell lines compared to Phenoxodiol. In addition to being more active as a single agent, ME-143 appears to be superior in its ability to synergize with platinum-based chemotherapies, including cisplatin and carboplatin. In a Phase I clinical trial, ME-143 was shown to be generally well tolerated with minimal toxicity as a single agent in heavily treated patients with solid refractory tumors.

ME-344

ME-344 is the active metabolite of a first generation compound, named NV-128. The proposed target for NV-128 and ME-344 is found in the tumor cell mitochondria, the specialized area in the cell that produces energy in the form of adenosine triphosphate (ATP). When these compounds interact with their target, a rapid reduction in ATP occurs, which leads to a cascade of biochemical events within the cell and ultimately to cell death. One outcome that is believed to be critical for cell death induction by ME-344 is the disruption of both mammalian target of rapamycin (mTOR1 and mTOR2) pathways. In cancer cells, the mTOR protein is involved in enhancing tumor growth and may be associated with resistance to chemotherapeutic drugs. Inhibition of both mTOR pathways appears to shut down many of the cellular survival pathways of cancer cells. ME-344 has demonstrated broad activity against a panel of human cancer cell lines both as a single agent and as a chemosensitizing agent. Results from ongoing laboratory research studies conducted in collaboration with the Department of Obstetrics, Gynecology, and Reproductive Sciences at the Yale School of Medicine demonstrate that NV-128 and ME-344 are active against chemotherapy-resistant ovarian tumor stem cells. In April 2011, at the American Association for Cancer Research Annual Meeting, Dr. Alvero from the Yale School of Medicine presented pre-clinical data demonstrating the ability of NV-128 to induce mitochondrial instability, ultimately leading to cell death in chemotherapy-resistant ovarian cancer stem cells. This cell death was associated with the activation of the MEK/ERK pathway leading to mitochondrial depolarization and DNA fragmentation. The study further characterized the mechanism of action of NV-128 and demonstrated that NV-128 also promotes a state of cellular starvation, resulting in the activation of the AMP kinase pathway, leading to inhibition of both mTOR pathways and the induction of destructive autophagy. In April 2013, Dr. Alvero presented new data at the AACR Annual Meeting in Washington, DC showing the ability of ME-344 to decrease tumor burden and delay recurrence in a pre-clinical in vivo model of recurrent epithelial ovarian cancer, the most lethal of all gynecologic malignancies. A first-in-human Phase I clinical trial of intravenous ME-344 in patients with solid refractory tumors is ongoing.

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

Relationship with Novogen

Novogen was our majority shareholder from our inception through December 3, 2012. On such date, Novogen completed the distribution of substantially all of its MEI Pharma common stock to its shareholders. Historically, we licensed from Novogen the rights to Novogen’s patents and applications for our isoflavone-based drug candidates, as well as other compounds. Additionally, Novogen historically was a source of capital, and provided research and development services and administrative and finance services to us under service agreements. The license agreements were terminated in May 2011 in conjunction with our purchase of a portfolio of isoflavone-related assets from Novogen, which we refer to as the “Isoflavone Transaction”. The service agreements were terminated in December 2010.

Intellectual Property

We own worldwide rights to all of our drug candidates. Our intellectual property portfolio includes 14 issued U.S. patents and more than 125 issued foreign patents.

We have acquired patents and patent applications (collectively, “intellectual property” or “IP”), including Pracinostat, from S*Bio relating to a family of heterocyclic compounds that inhibit histone deacetylases (HDAC). The USPTO has issued two patents covering a number of these heterocyclic-based compounds, including Pracinostat, and their pharmaceutical compositions, with patent expiration dates starting in 2026. We anticipate that this IP will be useful in our efforts to develop, market and commercialize the HDAC inhibitor compounds, including Pracinostat, as anti-cancer agents.

We have also acquired patents and patent applications from Novogen, which relate to a large family of compounds with potentially broad ranging therapeutic effects. We anticipate that this IP will be useful in our efforts to develop, market and commercialize the isoflavonoid compounds, including ME-344 and ME-143, as anti-cancer agents.

In December 2011, the U.S. Patent and Trademark Office (USPTO) issued a new patent covering a number of our isoflavone-based compounds, including ME-344 and ME-143, and their pharmaceutical compositions until March 2027. In January 2012, we announced the issuance of a new method of use patent covering our mitochondrial inhibitor compounds, including ME-344, for the treatment of cancer. Similarly, in April 2012, the USPTO issued a method patent covering ME-143 for use in treating cancer. Each of the new method of use patents are expected to provide protection until September 2025.

As most patent applications in the U.S. are maintained as confidential until published by the U.S. Patent and Trademark Office at 18 months from filing for all cases filed after November 29, 2000, or at issue, for cases filed prior to November 29, 2000, we cannot be certain that we or Novogen were the first to make the inventions covered by the patents and applications referred to above. Additionally, publication of discoveries in the scientific or patent literature often lags behind the actual discoveries. Moreover, pursuant to the terms of the Uruguay Round Agreements Act, patents filed on or after June 8, 1995 have a term of twenty years from the date of such filing except for provisional applications, irrespective of the period of time it may take for such patent to ultimately issue. This may shorten the period of patent protection afforded to therapeutic uses of Pracinostat, ME-344 or ME-143, as patent applications in the biopharmaceutical sector often take considerable time to issue. However, in some countries the patent term may be extended.

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

The pharmaceutical industry is highly competitive and patents may have been applied for by, and issued to, other parties relating to products competitive with Pracinostat, ME-344 or ME-143. Use of these compounds and any other drug candidates may give rise to claims that they infringe the patents or proprietary rights of other parties, existing now and in the future. An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. We cannot be sure that any license required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we may encounter delays in product market introductions, or may find that the development, manufacture or sale of products requiring such licenses may be precluded. We have not conducted any searches or made any independent investigations of the existence of any patents or proprietary rights of other parties.

Research and Development

The objective of our research and development program is the generation of data sufficient to achieve regulatory approval of our drug candidates in one or more dosage forms in major markets such as the U.S., to develop commercially attractive attributes, and/or to allow us to enter into a commercial relationship with another party. The data are generated by our pre-clinical studies and clinical trial programs.

The key aspects of the research and development program are to provide more complete characterization of the following:

•	the relevant molecular targets of action of our drug candidates;

•	the relative therapeutic benefits and indications for use of our drug candidates as a monotherapy or as part of combinational therapy with other chemotherapy;

•	the most appropriate therapeutic indications and dosage forms for Pracinostat, ME-344 and ME-143.

Research and development expenses were $6,084,000 for the year ended June 30, 2013 and $4,915,000 for the year ended June 30, 2012. Research and development costs incurred from inception through June 30, 2013 were $50,188,000. We expect research and development expenses to increase during the fiscal year ending June 30, 2014, related primarily to our planned Phase II clinical trials for Pracinostat.

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

•	obtaining approval of Institutional Review Boards, or IRBs, to administer the products to human subjects in clinical trials;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for the product’s intended use;

•	development of manufacturing processes which conform to FDA current Good Manufacturing Practices, or cGMPs, as confirmed by FDA inspection;

•	submission of results for pre-clinical and clinical studies, and chemistry, manufacture and control information on the product to the FDA in a New Drug Approval Application, or NDA; and

•	FDA review and approval of a NDA, prior to any commercial sale or shipment of a product.

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

Results of pre-clinical studies and clinical trials, as well as detailed information about the manufacturing process, quality control methods, and product composition, among other things, are submitted to the FDA as part of a NDA seeking approval to market and commercially distribute the product on the basis of a determination that the product is safe and effective for its intended use. Before approving a NDA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless cGMP compliance is satisfactory. If applicable regulatory criteria are not satisfied, the FDA may deny the NDA or require additional testing or information. As a condition of approval, the FDA also may require post-marketing testing or surveillance to monitor the product’s safety or efficacy. Even after a NDA is approved, the FDA may impose additional obligations or restrictions (such as labeling changes), or even suspend or withdraw a product approval on the basis of data that arise after the product reaches the market, or if compliance with regulatory standards is not maintained. We cannot be certain that any NDA we submit will be approved by the FDA on a timely basis, if at all. Also, any such approval may limit the indicated uses for which the product may be marketed. Any refusal to approve, delay in approval, suspension or withdrawal of approval, or restrictions on indicated uses could have a material adverse impact on our business prospects.

Each NDA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, and its amendments. According to the FDA’s fee schedule, effective on October 1, 2013 for the fiscal year 2014, the user fee for an application requiring clinical data, such as a NDA, is $2,169,100. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual product fee for prescription drugs and biologics ($104,060), and an annual establishment fee ($554,600) on facilities used to manufacture prescription drugs and biologics. A written request can be submitted for a waiver for the application fee for the first human drug application that is filed by a small business, but there are no waivers for product or establishment fees. We are not at the stage of development with our products where we are subject to these fees, but they are significant expenditures that may be incurred in the future and must be paid at the time of application submissions to FDA.

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

Manufacturing

We do not have the facilities or capabilities to commercially manufacture any of our products and product candidates. We are and expect to continue to be dependent on contract manufacturers for supplying our existing and future product candidates for clinical trials and commercial scale manufacturing of our product candidates in accordance with regulatory requirements, including current Good Manufacturing Practices. Contract manufacturers may utilize their own technology, technology developed by us, or technology acquired or licensed from third parties. FDA approval of the manufacturing procedures and the site will be required prior to commercial distribution.

Employees

As of June 30, 2013, we had thirteen employees, four of whom hold a Ph.D. or M.D. degree. Other personnel resources are used from time to time as consultants or third party service organizations on an as-needed basis. All members of our senior management team have prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced personnel, but there can be no assurance that we will be able to attract and retain the individuals needed. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

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

Risks Related to Our Business

We will need substantial additional funds to progress the clinical trial program for our drug candidates Pracinostat, ME-344 and ME-143 and to develop new compounds. The actual amount of funds we will need will be determined by a number of factors, some of which are beyond our control.

We will need substantial additional funds to progress the clinical trial program for our drug candidates Pracinostat, ME-344 and ME-143 and to develop any additional compounds. The factors which will determine the actual amount of funds that we will need to progress the clinical trial programs for Pracinostat, ME-344 and ME-143 may include the following:

•	the therapeutic indications for use being developed;

•	the clinical trial endpoint required to achieve regulatory approval;

•	the number of clinical trials required to achieve regulatory approval;

•	the number of sites included in the trials;

•	the length of time required to enroll suitable patients;

•	the number of patients who participate in the trials and the rate that they are recruited;

•	the number of treatment cycles patients complete while they are enrolled in the trials; and

•	the efficacy and safety profile of the product.

We have been opportunistic in our efforts to obtain cash, and we expect to continue to evaluate various funding alternatives from time to time. If we obtain additional funding, it may adversely affect the market price of our common stock. If we are unable to obtain additional funds on favorable terms or at all, we may be required to cease or reduce our operations. We may sell additional shares of common stock, and securities exercisable for or convertible into shares of our common stock, to satisfy our capital and operating needs; however, such transactions will be subject to market conditions and there can be no assurance any such transactions will be completed.

The number of shares of our common stock outstanding has increased substantially as a result of our December 2012 private placement and our April 2013 underwritten registered offering, and some of the purchasers in the private placement beneficially own significant amounts of our common stock.

In December 2012, we completed the private placement of an aggregate of (i) 9,166,665 shares of our common stock and (ii) warrants to purchase an aggregate of 6,416,665 shares of our common stock. In April 2013, we completed an underwritten registered offering of 2,030,000 shares of our common stock. Some of the purchasers in the private placement beneficially own significant amounts of our common stock and will have a corresponding influence over the outcome of any stockholder vote, including the election of directors and the approval of mergers or other business combination transactions.

Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from the financial markets or collaborators.

Negative conditions in the U.S. or global economy, including financial markets, may adversely affect our business and the business of current and prospective vendors, licensees and collaborators, and others with whom we do or may conduct business. The duration and severity of these conditions is uncertain. If negative economic conditions occur, we may be unable to secure funding to sustain our operations or to find suitable collaborators to advance our internal programs, even if we achieve positive results from our research and development efforts.

We have a limited operating history and are likely to incur operating losses for the foreseeable future.

You should consider our prospects in light of the risks and difficulties frequently encountered by early stage and developmental companies. We were incorporated in December 2000, and have been in operation since May 2002. We have incurred net losses of $96,297,000 from our inception through June 30, 2013, including net losses of $11,186,000 and $7,523,000 for the years ended June 30, 2013 and 2012, respectively. We anticipate that we will incur operating losses and negative operating cash flow for the foreseeable future. We have not yet commercialized any drug candidates and cannot be sure that we will ever be able to do so, or that we may ever become profitable.

Our stockholders may not realize a benefit from the purchase of intellectual property commensurate with the associated ownership dilution experienced.

In August 2012, we completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*Bio. Additionally, in May 2011, we completed the acquisition (the “Isoflavone Transaction”) of certain assets used in or generated under or in connection with the discovery, development, manufacture and marketing of intellectual property and products based on the field of isoflavonoid technology and on compounds known as isoflavones, including those related to the drug candidates ME-344 and ME-143 (the “Isoflavone-related Assets”), from Novogen.

If we are unable to realize the expected strategic and financial benefits from the purchase of intellectual property, our stockholders may experience substantial dilution of their ownership interest as a result of the issuance of shares of common stock to Novogen to acquire the Isoflavone-related Assets, and as a result of the issuance of 195,756 shares of common stock to S*Bio to acquire certain assets and intellectual property, including those related to Pracinostat, without receiving any commensurate benefit. In the asset purchase agreement relating to the acquisition of certain assets and intellectual property from S*Bio, S*Bio made certain representations and warranties regarding its intellectual property rights to such assets; however, its indemnification obligations with respect to such representations and warranties are limited. Similarly, upon consummation of the Isoflavone Transaction, we issued to Novogen 1,000 shares of our Series A Convertible Preferred Stock which were subsequently converted into an aggregate of 804,500 shares of our common stock in November 2012. Although in the Isoflavone Asset Purchase Agreement Novogen made certain representations and warranties regarding its intellectual property rights in respect of the Isoflavone-related Assets, Novogen’s indemnification obligations, which were limited and payable solely by the forfeiture of our securities issued as consideration in the Isoflavone Transaction, expired on June 30, 2011.

Accordingly, we do not expect to be adequately compensated, if at all, for the loss of any such intellectual property rights acquired in the acquisition from S*Bio or in the Isoflavone Transaction.

The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates may not have favorable results in later studies or trials.

Pre-clinical studies and Phase I and Phase II clinical trials are an expensive and uncertain process that may take years to complete. Pre-clinical studies and Phase I and Phase II clinical trials are not primarily designed to test the efficacy of a drug candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the drug candidate’s side effects at various doses and schedules. Favorable results in early studies or trials may not be repeated in later studies or trials, including ongoing pre-clinical studies and large-scale Phase III clinical trials, and our drug candidates in later-stage trials may fail to show desired safety and efficacy despite having progressed through earlier-stage trials. Unfavorable results from ongoing pre-clinical studies or clinical trials could result in delays, modifications or abandonment of ongoing or future clinical trials, or abandonment of a clinical program. Pre-clinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be delayed, repeated or terminated, or a clinical program to be abandoned.

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

The preclinical and clinical development, manufacturing, labeling, packaging, storage, recordkeeping, export, marketing and distribution, and other possible activities relating to our drug candidates are subject to extensive regulation by the FDA and other regulatory agencies. Failure to comply with applicable regulatory requirements may, either before or after product approval, subject us to administrative or judicially imposed sanctions that may negatively impact the approval of one or more of our drug candidates or otherwise negatively impact our business.

Neither collaborators nor we are permitted to market a drug candidate in the United States until the particular drug candidate is approved for marketing by the FDA. Specific preclinical data, chemistry, manufacturing and controls data, a proposed clinical trial protocol and other information must be submitted to the FDA as part of an investigational new drug, or IND, application, and clinical trials may commence only after the

IND application becomes effective. To market a new drug in the United States, we must submit to the FDA and obtain FDA approval of a NDA. A NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls to demonstrate the safety and effectiveness of the drug candidate.

Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. Regulatory approval of an NDA is not guaranteed. The number and types of preclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to target and the regulations applicable to any particular drug candidate. Despite the time and expense exerted in preclinical and clinical studies, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical studies and clinical trials. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including:

•	a drug candidate may not be deemed adequately safe or effective;

•	FDA officials may not find the data from preclinical studies and clinical trials sufficient;

•	the FDA’s interpretation and our interpretation of data from preclinical studies and clinical trials may differ significantly;

•	our or our contractors’ or collaborators’ failure to comply with applicable FDA and other regulatory requirements, including those identified in other risk factors;

•	the FDA may not approve the manufacturing processes or facilities;

•	the FDA may change its approval policies or adopt new regulations; or

•	the FDA may not accept a NDA or other submission due to, among other reasons, the content or formatting of the submission.

Our preclinical and clinical data, other information and procedures relating to a drug candidate may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory authority, or regulatory interpretation of these data and procedures may be unfavorable. Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any drugs resulting from our drug candidates. As a result, we cannot predict when or whether regulatory approval will be obtained for any drug we develop.

Additionally, any of the following factors may serve to delay, limit or prevent the final approval by regulatory authorities of our drug candidates for commercial use:

•

Pracinostat, ME-344 and ME-143 are in the early stages of development, and we will need to conduct significant clinical testing to demonstrate safety and efficacy of these drug candidates before applications for marketing can be filed with the FDA, or with the regulatory authorities of other countries;

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

The development of drug candidates is highly competitive. A number of other companies have products or drug candidates that have either been approved or are in various stages of pre-clinical or clinical development that are intended for the same therapeutic indications for which our drug candidates are being developed. Some of these potential competing drugs are further advanced in development than our drug candidates and may be commercialized sooner. Even if we are successful in developing effective drugs, our compounds may not compete successfully with products produced by our competitors.

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

We do not intend to manufacture our drug product candidates ourselves, and we will rely on third parties for our drug supplies both for clinical trials and for commercial quantities in the future. We have taken the strategic decision not to manufacture active pharmaceutical ingredients (“API”) for our drug candidates, as these can be more economically supplied by third parties with particular expertise in this area. We have identified contract facilities that are registered with the FDA, have a track record of large scale API manufacture, and have already invested in capital and equipment. We have no direct control over the cost of manufacturing our product candidates. If the cost of manufacturing increases, or if the cost of the materials used increases, these costs will be passed on to us, making the cost of conducting clinical trials more expensive. Increases in manufacturing costs could adversely affect our future profitability if we are unable to pass all of the increased costs along to our customers. We also rely on the contract manufacturers to comply with FDA regulatory requirements for good manufacturing practices.

We rely on acquisitions or licenses from third parties to expand our pipeline of drug candidates.

We are not presently engaged in drug discovery activities. In order to expand our pipeline of drug candidates for future development, we may need to purchase or in-license any such drug candidates. However, we may not be able to purchase or in-license future drug candidates from third parties on favorable terms, or at all.

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

Our efforts will be seriously jeopardized if we are unable to retain and attract key employees.

Our success depends on the continued contributions of our principal management, development and scientific personnel. We face competition for such personnel, and we believe that risks and uncertainties related to our business, including the timing and risk associated with research and development, our available and anticipated cash resources, and the volatility of our stock price, may impact our ability to hire and retain key and other personnel. The loss of services of our Chief Executive Officer or other key employees could adversely impact our operations and ability to generate or raise additional capital.

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

Patent protection and trade secret protection are important to our business and our future will depend, in part on our ability to maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the United States and abroad. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce our patents or to protect our trade secrets. Such litigation could result in substantial costs and diversion of our management’s attention.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. In August 2012, we acquired patents and patent applications related to Pracinostat from S*Bio. Additionally, prior to the Isoflavone Transaction, Novogen had applied for patents in a number of countries with respect to the use of their isoflavone compounds, including ME-344 and ME-143, for the treatment, prevention or cure of cancer and methods of production of Phenoxodiol. We acquired both issued patents and pending patent applications from Novogen in relation to these technologies, which we previously licensed from Novogen. The patent applications may not proceed to grant or may be amended to reduce the scope of protection of any patent granted. The applications and patents may also be opposed or challenged by third parties. Our commercial success will depend, in part, on our ability to obtain and maintain effective patent protection for our compounds and their use in treating, preventing, or curing cancer, and to successfully defend patent rights in those technologies against third-party challenges. As patent applications in the United States are maintained in secrecy until published or issued and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, we cannot be certain that S*Bio or Novogen were the first to make the inventions covered by their pending patent applications or issued patents that we acquired or that they were the first to file patent applications for such inventions. Additionally, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. We cannot be sure that, should any patents issue, we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that should patents issue, they will be of commercial value to us, or that private parties, including competitors, will not successfully challenge our patents or circumvent our patent position in the United States or abroad.

Claims by other companies that we infringe on their proprietary technology may result in liability for damages or stop our development and commercialization efforts.

The pharmaceutical industry is highly competitive and patents have been applied for by, and issued to, other parties relating to products competitive with the compounds that we have acquired. Therefore, Pracinostat, ME-344 and ME-143 and any other drug candidates may give rise to claims that they infringe the patents or proprietary rights of other parties existing now and in the future.

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

The trading price of our common stock could be highly volatile in response to various factors, many of which are beyond our control, including:

•	failure to successfully develop our lead drug candidate, Pracinostat;

•	design, results and timing of clinical trials and preclinical studies;

•	announcements of technological innovations by us or our competitors;

•	new products introduced or announced by us or our competitors;

•	changes in financial estimates by securities analysts;

•	actual or anticipated variations in operating results;

•	expiration or termination of licenses, research contracts or other collaboration agreements;

•	conditions or trends in the regulatory climate and the biotechnology, pharmaceutical and genomics industries;

•	instability in the stock market as a result of current or future domestic and global events;

•	changes in the market valuations of similar companies;

•	the liquidity of any market for our securities; and

•	threatened or actual delisting of our common stock from a national stock exchange.

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

Future sales of our common stock, including common stock issued upon exercise of outstanding warrants or options, may depress the market price of our common stock and cause stockholders to experience dilution.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, including upon exercise of outstanding warrants or stock options and any subsequent sales of such shares. As of June 30, 2013, we had outstanding (i) warrants issued in our December 2012 private placement exercisable to purchase 4,526,361 shares of Common Stock at an exercise price of $3.12 per share, which expire on December 18, 2017; (ii) warrants issued in our May 2012 rights offering exercisable to purchase 319,150 shares of Common Stock at an exercise price of $7.14, which expire on May 10, 2017; (iii) Series A warrants issued in our May 2011 private placement exercisable to purchase 215,721 shares of Common Stock at an exercise price of $6.00, which expire on May 11, 2016; and (iv) other outstanding warrants exercisable to purchase 768 shares of our Common Stock at an exercise price of $130.20 per share, which expired unexercised in July 2013. We may seek additional capital through one or more additional equity transactions in the future; however, such transactions will be subject to market conditions and there can be no assurance any such transactions will be completed. If we sell shares in the future, the prices at which we sell these future shares will vary, and these variations may be significant. Purchasers of the shares will experience significant dilution if we sell these future shares at prices significantly below the price at which previous shareholders invested.

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

We will have broad discretion over the use of the net proceeds from any exercise of outstanding warrants and options.

We will have broad discretion to use the net proceeds to us upon any exercise of outstanding warrants and options, and investors in our stock will be relying on the judgment of our board of directors and management regarding the application of these proceeds. Although we expect to use a substantial portion of the net proceeds from any exercise of the warrants and options for general corporate purposes and progression of our clinical trial programs, we have not allocated these net proceeds for specific purposes.

We are authorized to issue blank check preferred stock, which could adversely affect the holders of our common stock.

Our restated certificate of incorporation allows us to issue blank check preferred stock with rights potentially senior to those of our common stock without any further vote or action by the holders of our common stock. The issuance of a class of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could adversely affect the rights and powers, including voting rights, of such holders. In certain circumstances, such issuance could have the effect of decreasing the market price of our shares, or making a change in control of the Company more difficult.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have leased approximately 6,200 square feet of office space, located at 11975 El Camino Real, Suite 101, San Diego, California 92130. The location houses the Company’s executive and administrative offices. The lease commenced in July 2010 and expires in June 2015. Monthly rental rates range from $17,014 to $18,252 over the remaining lease term, plus a pro rata share of certain building expenses. We believe these facilities will adequately meet our office needs for the foreseeable future.

Item 3.	Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During the fiscal years ended June 30, 2013 and 2012, our common stock was listed on the Nasdaq Capital Market. On July 2, 2012, in conjunction with the effectiveness of our corporate name change to MEI Pharma, our common stock commenced trading under the symbol “MEIP”; previously our common stock had traded under the symbol “MSHL”. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock for each quarterly period within the two most recent fiscal years.

	Prices
	High $	Low $
Year Ended June 30, 2013
First Quarter	4.80	1.98
Second Quarter	13.18	2.10
Third Quarter	9.65	4.37
Fourth Quarter	9.40	6.89
Year Ended June 30, 2012
First Quarter	19.68	5.88
Second Quarter	10.50	5.70
Third Quarter	7.68	3.96
Fourth Quarter	6.66	2.46

Holders

As of September 12, 2013, there were 17,116,662 shares of our common stock outstanding and 3,158 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

For a discussion of outstanding warrants and other securities exercisable for or convertible into shares of our common stock, please see Note 4 under Item 8 in this Annual Report on Form 10-K.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all available funds and future earnings, if any, to support operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

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

Overview and Recent Developments

Our business purpose is the development of drugs for the treatment of cancer. We are principally focused on the clinical development of our lead drug candidate, Pracinostat, as well as the advancement of our isoflavone-based drug candidates, ME-344 and ME-143. We acquired Pracinostat in August 2012 from S*Bio, a privately held biotechnology company, in exchange for 195,756 shares of common stock, valued at $500,000, and the assumption of specified liabilities. The agreement with S*Bio also provides for potential success-based clinical, regulatory and sales milestone payments of up to $75.2 million, as well as low single-digit contingent earn-out payments based on net sales. Our clinical development pipeline also includes two isoflavone-based drug candidates, ME-344 and ME-143. We acquired ME-344 and ME-143 in May 2011 from Novogen and Novogen Research Pty Limited , a wholly-owned subsidiary of Novogen, in exchange for 1,000 shares of our Series A Convertible Preferred Stock, which were subsequently converted into 804,500 shares of common stock in November 2012, and the assumption of specified potential liabilities related to these assets.

We have incurred net losses of $96.3 million since our inception in December 2000 through June 30, 2013, and may incur substantial net losses in the future as we advance our research and development programs. We have not generated any revenues from operations since inception and we expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. We may need additional financing to fund our operations in the future, including the continued development of our lead drug candidates.

Clinical Developments

In June 2013 we initiated a blinded, placebo-controlled Phase II clinical trial of Pracinostat in combination with Vidaza in patients with previously untreated intermediate-2 or high-risk MDS, the first in a series of Phase II studies we have planned for Pracinostat. The multicenter trial is expected to enroll 100 patients with a one-to-one randomization. Completion of enrollment is anticipated by June 2014 with topline data expected in December 2014. The primary endpoint of the study is complete remission (CR). Secondary endpoints include overall response rate (CR+CRi+PR), hematologic improvement, duration of response, progression-free survival, rate of leukemic transformation, overall survival and safety. In addition, we are preparing for two open label Phase II trials of Pracinostat: one in combination with Vidaza in elderly patients with AML who are not suited for induction therapy, expected to initiate in the fall of 2013, and the other in combination with Vidaza or Dacogen® (decitabine) in patients with hypomethylating agent refractory MDS soon thereafter.

In April 2012 we initiated a first-in-human, dose-escalation study of intravenous ME-344 in patients with solid refractory tumors. The dose-escalation trial is evaluating the safety and tolerability of ME-344. In addition, the single-agent trial is designed to characterize the pharmacokinetic profile of intravenous ME-344 and describe any preliminary clinical anti-tumor activity observed. As of September 2013, a number of patients are still being followed in the trial, with disease control ranging from five months to one year. Results from the trial are expected during the fourth quarter of calendar year 2013.

Equity Transactions

April 2013 Common Stock Offering

On April 10, 2013, we completed an underwritten registered offering of 2,030,000 shares of our common stock at a price per share of $7.50 pursuant to a “shelf” registration statement previously filed and declared effective by the Securities and Exchange Commission for gross proceeds of $15,225,000, before underwriters’ discount and expenses. We plan to use the net proceeds of the offering, together with other available funds, to primarily progress the clinical development program for our lead drug candidate, Pracinostat, and for other general corporate purposes.

December 2012 Private Placement

On December 18, 2012, we completed the sale (the “December 2012 private placement”) of 9,166,665 shares (the “Initial Shares”) of common stock and warrants (the “Warrants”) to purchase an additional 6,416,665 shares (the “Warrant Shares” and, together with the Initial Shares, the “Shares”) of common stock for an aggregate offering price of $27.5 million, pursuant to the terms a Securities Purchase Agreement, dated November 4, 2012, between us and certain accredited investors identified therein. As of the date of the closing of the December 2012 private placement, two of the investors, Vivo Ventures Fund VII, L.P. (“Vivo”) and New Leaf Ventures II, L.P. (“New Leaf”) each owned in excess of 20% of our outstanding common stock.

Reverse Stock Split

On December 18, 2012, we filed a Certificate of Amendment to our Restated Certificate of Incorporation in order to effect a 1-for-6 reverse stock split (the “2012 Reverse Stock Split”) of our common stock effective on December 18, 2012. As a result of the 2012 Reverse Stock Split, every six shares of our issued and outstanding common stock were combined into one share of common stock. The 2012 Reverse Stock Split did not change the number of authorized shares of common stock. All financial data and share information in this Annual Report on Form 10-K has been presented on an as-adjusted basis to give effect to the 2012 Reverse Stock Split.

S*Bio Asset Purchase

On August 7, 2012, we entered into a definitive asset purchase agreement with S*Bio, pursuant to which we agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. On August 22, 2012, we completed the asset purchase and issued 195,756 shares of common stock to S*Bio. We also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. We will pay $500,000 of the first milestone payment in shares of common stock. S*Bio will be entitled to receive certain contingent earnout payments based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis.

Rights Offering

In May 2012, we completed a rights offering (“Rights Offering”) pursuant to which we distributed, at no charge, to holders of record as of March 30, 2012, subscription rights (the “Rights”) to purchase up to 17,129,361 units for an aggregate purchase price of up to $7.6 million. The subscription period for the Rights Offering expired on May 11, 2012. Each unit consisted of 0.0833 shares of common stock and a warrant representing the right to purchase 0.04167 shares of our common stock at an exercise price of $7.14 per share. The exercise of one Right entitled holders to purchase one unit at a subscription price of $0.445 per unit, which represented the subscription price of $5.34 per whole share. Eligible participants in the Rights Offering exercised Rights to purchase an aggregate of 11,660,606 units; accordingly, we issued 971,700 shares of common stock and warrants to purchase an additional 485,857 shares of our common stock. The warrants are exercisable for a five-year period beginning on May 11, 2012. We received net proceeds of $4.8 million associated with the Rights Offering.

Waiver Agreement

On December 5, 2012, the Company entered into an agreement (the “Waiver Agreement”) with Novogen and Novogen Research Pty Limited, a wholly-owned subsidiary of Novogen (together, the “Novogen Parties”), Graham Kelly, an individual, and Andrew Heaton, an individual, pursuant to which the Company granted a limited waiver with respect to certain non-compete provisions contained in the Asset Purchase Agreement dated as of December 20, 2010, between the Company and the Novogen Parties. In consideration of the Company’s grant of the limited waiver, upon the execution of the Waiver Agreement, Novogen surrendered to the Company for cancellation warrants held by Novogen for the purchase of 166,666 shares of Common Stock.

Securities Subscription Agreements – Novogen

In September 2011, we entered into a Securities Subscription Agreement with Novogen, pursuant to which we sold to Novogen 222,222 shares of our common stock, at a purchase price of $9.00 per share, for proceeds of $2,000,000. The offering closed on September 29, 2011. In December 2011, we entered into a Securities Subscription Agreement with Novogen, pursuant to which we sold to Novogen 323,625 shares of our common stock, at a purchase price of $6.18 per share, for proceeds of $2,000,000. The offering closed on December 29, 2011.

At Market Issuance Sales Agreement

During February and March 2011, we issued 9,200 shares of common stock resulting in net cash proceeds of $45,000, pursuant to an At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC (“MLV”). Additionally, during March 2011, as part of a contemplated series of transactions with Ironridge Global Biopharma, a division of Ironridge Global IV, Ltd., a British Virgin Islands business company (“Ironridge”), we (i) issued 107,391 shares of common stock to Ironridge for a fully secured interest-bearing note receivable of $1,001,700, (ii) issued 742 shares of Series B preferred stock to Ironridge for net cash proceeds of $665,000, and (iii) redeemed the 742 shares of Series B preferred stock and cancelled the note receivable pursuant to a Stock Purchase Agreement with Ironridge.

May 2011 Private Placement

On May 16, 2011, we entered into an Amended and Restated Securities Purchase Agreement (the “Amended Securities Purchase Agreement”) with certain accredited investors pursuant to which we agreed to issue and sell to the investors certain shares of our common stock, and warrants to purchase additional shares of common stock. Pursuant to the Amended Securities Purchase Agreement, in May 2011 we issued to the investors: (i) 139,203 shares (the “Initial Shares”) of common stock, at a purchase price of $8.00 per share; (ii) series A warrants (the “Series A warrants”) which initially represented the right to purchase up to 104,402 shares of common stock, up to a maximum of 375,094 shares; and (iii) series B warrants (the “Series B warrants”) which initially represented the right to purchase up to 360,922 shares of common stock. In addition, we agreed to issue certain additional shares of common stock (the “Adjustment Shares”) to the extent the price of the common stock is below $8.00 per share, but greater than or equal to $4.50 per share, on certain dates (“Adjustment Dates”) during the period ended June 26, 2012, including as a result of a subsequent offering by us of our securities at a price below the purchase price of the Initial Shares. The number of Adjustment Shares issuable was initially limited to 108,207, subject to proportionate increases to the extent the Series B warrants have been exercised prior to the applicable Adjustment Date, up to a maximum of 388,764 shares. If the trading price of our common stock were to be below $4.50 per share on any Adjustment Date, we agreed, in addition to issuing the applicable number of Adjustment Shares, to refund to the investors an amount per share of common stock received by the investors in the transaction equal to the difference between $4.50 and the price of the common stock on such Adjustment Date. The transactions contemplated by the Amended Securities Purchase Agreement are referred to as the May 2011 private placement. Upon the closing of the May 2011 private placement, the Company also issued warrants to the placement agent for the purchase of up to 35,008 shares of common stock, which warrants were exercisable on the same terms as the Series A warrants.

On December 29, 2011, the Company issued an aggregate of 111,212 Adjustment Shares to the investors in accordance with the calculation of the applicable price, based on the trading price of the Company’s common stock, with respect to the first Adjustment Date. Additionally, on December 29, 2011, the Company issued an aggregate of 40,950 Adjustment Shares to the investors in connection with the private placement of common stock to Novogen that closed on December 29, 2011.

Terms of Series A and Series B Warrants

The Series A warrants became exercisable on the six month anniversary of the May 18, 2011 closing of the May 2011 private placement. The Series A warrants will expire on the fifth anniversary of the date on which the Series A warrants first became exercisable. Prior to the amendment of the warrant terms in September 2011 in conjunction with the Supplemental Agreement, as defined and described below, the Series A warrants were initially exercisable at an exercise price of $9.42 per share, subject to adjustment as provided in the Series A warrant agreements. Under the terms of the warrant agreements, the number of shares of common stock issuable upon exercise of the Series A warrants would be increased by an amount equal to 75% of the number of shares of common stock issued upon each exercise of the Series B warrants.

Prior to the amendment of the warrant terms in September 2011 in conjunction with the Supplemental Agreement, as described below, the initial exercise price per share of the Series B warrants was equal to the lower of (i) $8.00, and (ii) 85% of the arithmetic average of the lowest eight weighted average prices of the common stock during the 20 consecutive trading day period in the case of a voluntary exercise by the holders, ending on the trading day immediately preceding the date of delivery of a notice of exercise.

In July and August 2011, the investors exercised an aggregate of 215,667 Series B warrants for 215,667 shares of common stock. The Company received net proceeds of $1,094,000 in conjunction with the exercise of the Series B warrants. Pursuant to the terms of the Amended Securities Purchase Agreement, an additional 161,750 Series A warrants became exercisable as a result of the Series B warrant exercises.

Supplemental Agreement

On September 28, 2011, the Company entered into a Supplemental Agreement (the “Supplemental Agreement”) with each of the investors party to the Amended Securities Purchase Agreement.

Pursuant to the Supplemental Agreement, each of the Series A warrants and the Series B warrants issued pursuant to the Amended Securities Purchase Agreement were amended and restated (the “Amended Series A Warrants” and “Amended Series B Warrants”, respectively). The exercise price of each of the Series A warrants and Series B warrants was reduced to $6.00 per share. As amended, the exercise price of the Amended Series A Warrants is no longer subject to further adjustment upon the occurrence of certain events, including the subsequent sale or deemed sale by the Company of shares of common stock at a price per share below the exercise price of the Amended Series A Warrants; however, the Amended Series A Warrants continue to provide for certain customary anti-dilution adjustments.

The Series B warrants were amended to permit the exercise of such warrants on a cashless basis. Pursuant to the terms of the Supplemental Agreement, on September 28, 2011, the investors exercised, on a cashless basis, the Amended Series B Warrants for all of the remaining shares of common stock for which such Amended Series B Warrants were exercisable, resulting in the issuance by the Company of an aggregate of 50,934 shares of common stock. Pursuant to the terms of the Amended Securities Purchase Agreement, additional Series A warrants to purchase 108,942 shares of common stock became exercisable as a result of these Series B warrant exercises. As of September 28, 2011, there were no remaining outstanding Series B warrants.

In December 2012, the investors exercised, on a cashless basis, an aggregate of Series A warrants representing the right to purchase 194,381 shares of common stock. The Company issued 119,158 shares of common stock in conjunction with the exercise of the Series A warrants.

The Supplemental Agreement also effected certain amendments to the Amended Securities Purchase Agreement, including the extension, through September 28, 2013, of the period during which the investors have the right to participate in subsequent equity offerings of the Company. In connection with the amendments described above, the Company made cash payments to the investors in an aggregate amount of $365,000, which, together with $41,000 that the Company paid in other expenses related to the Supplemental Agreement, have been classified as ‘Financing Costs’ in the Statement of Operations for the year ended June 30, 2012.

Corporate Developments

Board of Directors and Management

In February 2013, we announced the appointment of Thomas C. Reynolds, M.D., Ph.D., to our board of directors. In March 2013, Christine White was appointed Lead Director following the retirement of Professor Bryan Williams, who had been serving as Chairman of our board of directors since 2006. In June 2013, we announced the appointment of Nicholas R. Glover, Ph.D., to our board of directors.

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

Clinical Trials Expenses

Estimates have been used in determining the expenses under certain clinical trial contracts where services have been performed but not yet invoiced. Generally, the costs associated with clinical trial contracts are based on the number of patients in each trial, the service contracts associated with clinical sites, service providers and drug development contracts. The length of time before actual amounts can be determined will vary, and are therefore estimated, depending on length of the drug administration cycles and the timing of the invoices by the clinical trial partners and contractors.

Share-Based Compensation

Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, we estimate the grant date fair value using a binomial valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. We estimate our expected future volatility based on our stock’s historical price volatility. Our stock’s future volatility may differ from our estimated volatility at the grant date. For restricted stock units (RSU) equity awards, we estimate the grant date fair value using the Company’s closing stock price on the date of grant. Share-based compensation recorded in our statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. We recognize the value of the awards on a straight-line basis over the awards’ requisite service periods. The requisite service period is generally the time over which our share-based awards vest. Unrecognized compensation expense as of June 30, 2013 related to non-vested stock options and RSUs totalled $1,948,000 and $3,039,000, respectively. Such compensation expense is expected to be recognized over weighted-average periods of 3.3 years and 3.2 years, respectively.

Derivative Liabilities

In conjunction with our May 2011 private placement, we issued common stock on terms that included certain embedded derivative features, as well as warrants that were accounted for as derivative liabilities. The Series A and Series B warrants, prior to their subsequent amendment in September 2011, and adjustment shares features related to the common stock issued in the private placement, were determined to be ineligible for equity classification due to certain price protection and anti-dilution provisions. The resulting derivative liabilities were initially recorded at their estimated fair value on the date of issuance of the common stock and warrants, and were subsequently adjusted to reflect the estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded as other income or expense. The fair value of these liabilities was estimated using option pricing models that are based on the individual characteristics of the common stock, the derivative liabilities on the valuation date, probabilities related to future financings, as well as assumptions for volatility, remaining expected life, and risk-free interest rate. The option pricing models of our derivative liabilities are sensitive to changes to inputs and assumptions used in the option pricing models. As of June 30, 2013 and June 30, 2012 we had no remaining derivative liabilities.

Results of Operations

We are providing the following summary of our research and development expenses and general and administrative expenses to supplement the more detailed discussions below. The dollar values in the following tables are in thousands.

Research and development expenses
	Years Ended June 30,
	2013	2012
Clinical and drug development costs	$(4,201)	$(3,523)
Salaries and benefits	(1,091)	(582)
Patent-related legal costs	(487)	(806)
Other	(305)	(4)

Total research and development expenses	$(6,084)	$(4,915)

General and administrative expenses
	Years Ended June 30,
	2013	2012
Salaries and benefits	$(3,059)	$(2,118)
Legal and professional fees	(905)	(616)
Other	(1,174)	(745)

Total general and administrative expenses	$(5,138)	$(3,479)

Comparison of Years Ended June 30, 2013 and 2012

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations, or CROs), pre-clinical study costs, cost to manufacture our drug candidates for non-clinical and clinical studies, and salaries and other personnel costs.

Research and development expenses increased $1,169,000 to $6,084,000 for the year ended June 30, 2013 compared to $4,915,000 for the year ended June 30, 2012. The increase was primarily due to costs associated with drug manufacturing and preparations for Phase II clinical trials for Pracinostat and costs associated with a Phase I clinical trial for ME-344. Additionally, salaries and benefits costs, including share-based compensation, increased due to hiring of additional employees and issuance of additional stock options to research and development personnel. We expect research and development expenses to increase during the fiscal year ending June 30, 2014 related primarily to our planned Phase II clinical trials for Pracinostat.

General and Administrative: General and administrative expenses increased by $1,659,000 to $5,138,000 for the year ended June 30, 2013 compared to $3,479,000 for the year ended June 30, 2012. The increase primarily relates to higher levels of salaries and benefits, including share-based compensation of $1,292,000 for the year ended June 30, 2013 compared with $446,000 for the year ended June 30, 2012. In addition, we incurred legal fees and other costs associated with the issuance of common stock to S*Bio in conjunction with the purchase of Pracinostat, and professional and consulting expenses related to corporate matters including the Company’s reverse stock split.

Other income or expense: We received interest on cash and cash equivalents of $37,000 for the year ended June 30, 2013 and $10,000 for the year ended June 30, 2012. The increase was due to higher cash balances. We also received dividends of $29,000 from a small investment in a privately-held company during the year ended June 30, 2012. We recognized a gain of $100,000 during the year ended June 30, 2012 from the sale of this investment.

Additionally, during the year ended June 30, 2011, we issued securities that were accounted for as derivative liabilities. As of June 30, 2012, our obligations related to these securities were contractually completed, resulting in the elimination of the derivative liabilities and a corresponding net decrease in their value of $1,139,000 during the year ended June 30, 2012, which was recorded as non-operating income. In connection with the Supplemental Agreement entered into in September 2011 with the investors in the May 2011 private placement, we incurred financing costs in the amount of $406,000 during the year ended June 30, 2012.

Recent Accounting Pronouncements

No recent accounting pronounements or other authoritative guidance have been issued that are considered likely to have a material impact on our financial statements.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Liquidity and Capital Resources

We have accumulated losses of $96.3 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2013, we had $35.6 million in cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Our current business operations are focused on continuing the clinical development of our lead drug candidate, Pracinostat. Our clinical development pipeline also includes ME-344 and ME-143. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operations for the year ended June 30, 2013 was $10,044,000 compared to $7,081,000 in the year ended June 30, 2012 due to an increase in expenses incurred for research and development and general and administrative costs as described above.

Net cash used in investing activities of $38,000 for the year ended June 30, 2013 was for the purchase of property and equipment. We did not use any cash in investing activities during the year ended June 30, 2012.

Net cash provided by financing activities was $39,453,000 during the year ended June 30, 2013 compared with $9,425,000 during the year ended June 30, 2012. Cash raised during the year ended June 30, 2013 reflected $39,453,000 in net proceeds received associated with the issuance of common stock. Cash raised during the year ended June 30, 2012 reflected $9,831,000 net proceeds received associated with the issuance of common stock. Additionally, during the year ended June 30, 2012 we paid $406,000 in financing costs associated with amending the terms of securities that had been issued as part of the May 2011 private placement.

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

In July 2010, we entered into a lease arrangement to rent approximately 3,700 square feet of office space for 33 months beginning in July 2010 for monthly rental rates ranging from $10,109 to $10,734 over the lease term, plus other pass-through charges. On January 3, 2013, we entered into an amendment to the lease (“First Lease Amendment”). The First Lease Amendment extends the lease term through June 2015. In addition, it adds expansion space of approximately 2,500 square feet of office space, which co-terminates with the extension of the original lease in June 2015. The additional expansion space portion of the lease began in February 2013. We currently lease approximately 6,200 square feet of space at a monthly rental rate of $17,014 to $18,252 during the term of the lease.

License Agreement

On September 28, 2012, the Company entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s two isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of the Company’s approved drugs utilizing Captisol. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market interest rates relates primarily to the investment of cash balances. We have cash reserves held in U.S. dollars and we place funds on deposit with financial institutions which are readily available.

We do not use derivative financial instruments to hedge our risks related to cash balances. We place our cash deposits with high credit quality financial institutions, and, by policy, limit the amount of credit exposure to any single counter-party. We are adverse to principal loss and we ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We seek to mitigate default risk by depositing funds with high credit quality financial institutions and by positioning our portfolio, when necessary, to respond appropriately to a significant reduction in a credit rating of any financial institution.

We do not consider the effects of interest rate movements to be a material risk to our financial condition.

Item 8.	Financial Statements and Supplementary Data

MEI Pharma, Inc.

Report of Independent Registered Accounting Firm

The Board of Directors and Stockholders of MEI Pharma, Inc.

We have audited the accompanying balance sheets of MEI Pharma, Inc. (a development stage company) as of June 30, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2013 and 2012 and for the period from inception (December 1, 2000) to June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEI Pharma, Inc. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the years ended June 30, 2013 and 2012 and for the period from inception (December 1, 2000) to June 30, 2013 in accordance with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

San Diego, California

September 17, 2013

MEI PHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$35,573	$6,202
Prepaid expenses and other current assets	456	146

Total current assets	36,029	6,348
Intangible assets, net	470	—
Property and equipment, net	48	25

Total assets	$36,547	$6,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$537	$594
Accrued liabilities	1,138	1,180

Total current liabilities	1,675	1,774

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized;
Series A: 1,000 shares issued and converted; none and 1,000 shares outstanding at June 30, 2013 and 2012, respectively	—	—
Series B: 742 shares issued and redeemed; none outstanding at June 30, 2013 and 2012	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized; 17,116,571 shares and 3,416,491 shares issued and outstanding at June 30, 2013 and 2012, respectively	—	—
Additional paid-in-capital	131,169	89,710
Deficit accumulated during the development stage	(96,297)	(85,111)

Total stockholders’ equity	34,872	4,599

Total liabilities and stockholders’ equity	$36,547	$6,373

See accompanying notes to financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended June 30,		Period from December 1, 2000 (Inception) through June 30, 2013
	2013	2012
Operating expenses:
Research and development	$(6,084)	$(4,915)	$(50,188)
License fees	—	—	(21,500)
General and administrative	(5,138)	(3,479)	(27,908)

Total operating expenses	(11,222)	(8,394)	(99,596)

Loss from operations	(11,222)	(8,394)	(99,596)
Other income (expense):
Interest and dividend income	37	39	2,936
Fair value of derivative liabilities in excess of proceeds	—	—	(508)
Adjustments to fair value of derivatives	—	1,139	1,188
Financing costs	—	(406)	(406)
Gain on sale of investment	—	100	100
Income tax expense	(1)	(1)	(11)

Net loss arising during development stage	$(11,186)	$(7,523)	$(96,297)

Net loss per share, basic and diluted	$(1.10)	$(3.35)

Shares used to calculate net loss per share	10,160,835	2,247,709

See accompanying notes to financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Preferred Shares	Series B Preferred Shares	Common Shares	Note Receivable	Additional paid in capital	Deficit accumulated during development stage	Total
Balance at December 1, 2000 (inception)	—	—	—	$—	$—	$—	$—
Issuance of common stock	—	—	825,000	—	—	—	—

Balance at June 30, 2001			825,000	—	—	—	—
Net loss arising during development stage	—	—	—	—	—	(123)	(123)
Issuance of common stock	—	—	42,050	—	9,022	—	9,022

Balance at June 30, 2002	—	—	867,050	—	9,022	(123)	8,899
Net loss arising during development stage	—	—	—	—	—	(3,033)	(3,033)
Foreign currency translation adjustments	—	—	—	—	—	—	31

Comprehensive loss	—	—	—	—	—	—	(3,002)
Issuance of common stock	—	—	150	—	36	—	36

Balance at June 30, 2003	—	—	867,200	—	9,058	(3,156)	5,933
Net loss arising during development stage	—	—	—	—	—	(8,538)	(8,538)
Foreign currency translation adjustments	—	—	—	—	—	—	(31)

Comprehensive loss	—	—	—	—	—	—	(8,569)
Issuance of common stock	—	—	81,767	—	25,578	—	25,578

Balance at June 30, 2004	—	—	948,967	—	34,636	(11,694)	22,942
Net loss arising during development stage	—	—	—	—	—	(6,421)	(6,421)

Comprehensive loss	—	—	—	—	—	—	(6,421)

Balance at June 30, 2005	—	—	948,967	—	34,636	(18,115)	16,521
Net loss arising during development stage	—	—	—	—	—	(7,386)	(7,386)

Comprehensive loss	—	—	—	—	—	—	(7,386)

Balance at June 30, 2006	—	—	948,967	—	34,636	(25,501)	9,135
Net loss arising during development stage	—	—	—	—	—	(13,820)	(13,820)

Comprehensive loss	—	—	—	—	—	—	(13,820)
Issuance of common stock	—	—	105,488	—	16,820	—	16,820
Shares issued as share-based payment	—	—	2,060	—	443	—	443
Warrants issued as share-based payment	—	—	—	—	1,199	—	1,199

Balance at June 30, 2007	—	—	1,056,515	—	53,098	(39,321)	13,777
Net loss arising during development stage	—	—	—	—	—	(12,410)	(12,410)

Comprehensive loss	—	—	—	—	—	—	(12,410)
Issuance of common stock	—	—	91,067	—	14,727	—	14,727
Share-based payments	—	—	—	—	441	—	441

Balance at June 30, 2008	—	—	1,147,582	—	68,266	(51,731)	16,535
Net loss arising during development stage	—	—	—	—	—	(11,180)	(11,180)

Comprehensive loss	—	—	—	—	—	—	(11,180)
Issuance of common stock	—	—	76,805	—	9,768	—	9,768
Share-based payments	—	—	—	—	90	—	90

Balance at June 30, 2009	—	—	1,224,387	—	78,124	(62,911)	15,213
Net loss arising during development stage	—	—	—	—	—	(7,896)	(7,896)

Comprehensive loss	—	—	—	—	—	—	(7,896)
Share-based compensation expense	—	—	—	—	64	—	64

Balance at June 30, 2010	—	—	1,224,387	—	78,188	(70,807)	7,381
Net loss arising during development stage	—	—	—	—	—	(6,781)	(6,781)

Comprehensive loss	—	—	—	—	—	—	(6,781)
Issuance of common stock	—	—	148,403	—	45	—	45
Issuance of preferred stock	1,000	742	—	—	665	—	665
Issuance of common stock for note receivable	—	—	107,391	(1,002)	1,002	—	—
Redemption of preferred stock for cancellation of note receivable	—	(742)	—	1,002	(1,002)	—	—
Share-based compensation expense	—	—	—	—	484	—	484

Balance at June 30, 2011	1,000	—	1,480,181	—	79,382	(77,588)	1,794
Net loss arising during development stage	—	—	—	—	—	(7,523)	(7,523)

Comprehensive loss	—	—	—	—	—	—	(7,523)
Issuance of common stock	—	—	1,936,310	—	9,831	—	9,831
Amendment of warrant terms	—	—	—	—	(14)	—	(14)
Share-based compensation expense	—	—	—	—	511	—	511

Balance at June 30, 2012	1,000	—	3,416,491	—	89,710	(85,111)	4,599
Net loss arising during development stage	—	—	—	—	—	(11,186)	(11,186)

Comprehensive loss	—	—	—	—	—	—	(11,186)
Issuance of common stock	—	—	12,699,824	—	39,453	—	39,453
Conversion of Series A preferred stock	(1,000)	—	804,500	—	—	—	—
Issuance of common stock for purchase of intangible assets		—	195,756	—	500	—	500
Share-based compensation expense	—	—	—	—	1,506	—	1,506

Balance at June 30, 2013	—	—	17,116,571	$—	$131,169	$(96,297)	$34,872

See accompanying notes to financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,		Period from December 1, 2000 (Inception) through June 30, 2013
	2013	2012
Cash flows from operating activities:
Net loss arising during the development stage	$(11,186)	$(7,523)	$(96,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,506	511	4,297
Fair value of derivative liabilities in excess of proceeds	—	—	508
Gain on adjustment to fair value of derivatives	—	(1,139)	(1,188)
Financing costs	—	406	406
Depreciation and amortization	45	13	71
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(310)	126	(456)
Accounts payable	(57)	266	537
Accrued liabilities	(42)	259	1,138

Net cash used in operating activities	(10,044)	(7,081)	(90,984)

Cash flows from investing activities:
Purchases of property and equipment	(38)	—	(89)

Net cash used in investing activities	(38)	—	(89)

Cash flows from financing activities:
Net proceeds from issuance of common stock	39,453	9,831	126,387
Net proceeds from issuance of preferred stock	—	—	665
Financing costs	—	(406)	(406)

Net cash provided by financing activities	39,453	9,425	126,646

Net increase in cash and cash equivalents	29,371	2,344	35,573
Cash and cash equivalents at beginning of the period	6,202	3,858	—

Cash and cash equivalents at end of the period	$35,573	$6,202	$35,573

Supplemental cash flow information:
Income taxes paid	$(1)	$(1)	$(11)

Issuance of common stock for purchase of intangible assets	$500	$—	$500

See accompanying notes to financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

Note 1. The Company and Summary of Significant Accounting Policies

The Company

MEI Pharma, Inc. (formerly Marshall Edwards, Inc.), or the Company, is a development stage oncology company focused on the clinical development of novel therapeutics for cancer. The Company was incorporated in December 2000 as a wholly-owned subsidiary of Novogen Limited (“Novogen”). The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “MEIP”. In December 2012, Novogen distributed to its shareholders substantially all of its MEI Pharma common stock. The Company’s former wholly-owned subsidiary, Marshall Edwards Pty Ltd (“MEPL”), was legally dissolved in April 2012. As MEPL was the Company’s only subsidiary, the financial statements are no longer consolidated.

The Company’s business purpose is the development of drugs for the treatment of cancer. The Company is principally focused on the clinical development of its lead drug candidate, Pracinostat. Pracinostat is an orally available histone deacetylase (HDAC) inhibitor that has been tested in a number of Phase I and exploratory Phase II clinical trials in advanced hematologic diseases such as myelodysplastic syndrome (MDS), acute myeloid leukemia (AML) and myelofibrosis, as well as in solid tumor indications in both adult and pediatric patients. In August 2012, the Company acquired certain assets and intellectual property, including those related to Pracinostat, from S*Bio Pte Ltd (“S*Bio”). The Company’s clinical development pipeline also includes two isoflavone-based drug candidates, ME-344 and ME-143. ME-344 and ME-143 are derived from an isoflavone technology platform that has generated a number of compounds with anti-tumor activity in laboratory studies. These compounds have been shown to interact with specific targets resulting in the inhibition of tumor metabolism, a function critical for cancer cell survival.

Reverse Stock Split

On December 18, 2012, the Company effected a 1-for-6 reverse stock split (the “2012 Reverse Stock Split”) of the Company’s common stock. As a result of the 2012 Reverse Stock Split, every six shares of the Company’s issued and outstanding common stock were combined into one share of common stock. The 2012 Reverse Stock Split did not change the number of authorized shares of the Company’s common stock, nor the common stock par value. All financial data and share information is presented on an as-adjusted basis to give effect to the 2012 Reverse Stock Split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company uses estimates for certain accruals including clinical and pre-clinical study fees and expenses, share-based compensation, and valuations of derivative liabilities, among others. Actual results could materially differ from those estimates.

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

Intangible Assets

Intangible assets consist of patents acquired from S*Bio in August 2012, relating to a family of heterocyclic compounds that inhibit HDACs. Capitalized amounts are amortized on a straight-line basis over the expected life of the intellectual property of 14 years. The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. Results of operations for the year ended June 30, 2013 do not reflect any write-downs associated with the potential impairment of intangible assets.

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

Share-based Compensation

The Company’s Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (the Plan) provides for the grant of stock options, restricted stock units (RSUs), and other stock-based or stock-denominated awards. The maximum number of shares of common stock issuable under the Plan is 2,186,000 shares, of which 1,217,239 shares are available for awards as of June 30, 2013.

The fair value of each stock option granted is estimated on the grant date under the fair value method using a binomial valuation model. The RSU equity awards are measured using the grant date fair value of the Company’s common stock. The estimated fair values of the stock options and RSUs, including the effect of estimated forfeitures, are expensed over the vesting period.

The Company recognized share-based compensation expenses of $1,506,000 and $511,000 during the years ended June 30, 2013 and 2012, respectively.

Interest and Dividend Income

Interest on cash balances is recognized when earned. Dividend revenue is recognized when the right to receive the payment is established.

Income Taxes

The Company’s income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2013 and 2012, the Company has established a valuation allowance to fully reserve its net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership of the Company may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of June 30, 2013 and 2012.

Derivative Liabilities

The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as additional paid-in capital on our balance sheet and are not marked to market. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised, amended to remove features that result in derivative liability classification, or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of the Company’s derivative liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life, yield, and risk-free interest rate. All instruments creating derivative liability accounting treatment were settled during the year ended June 30, 2012. There were no derivative liabilities as of June 30, 2013 or June 30, 2012.

Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the years ended June 30, 2013 and 2012.

Net loss per share was determined as follows (in thousands, except share and per share amounts):

	Year ended June 30,
	2013	2012
Numerator
Net loss arising during the development stage	$(11,186)	$(7,523)

Denominator
Weighted average common shares outstanding	10,160,835	2,247,709

Basic and diluted net loss per share	$(1.10)	$(3.35)

Because the Company is in a net loss position, it has excluded stock options, warrants, restricted stock units and convertible preferred stock from its calculation of diluted net loss per share, and the Company’s diluted net loss per share is the same as the Company’s basic net loss per share. The table below presents the potentially dilutive securities that would have been included in the Company’s calculation of diluted net loss per share allocable to common stockholders if they were not antidilutive at June 30, 2013 and 2012.

	Year ended June 30,
	2013	2012
Anti-dilutive securities not included in diluted loss per share:
Stock options	635,094	143,927
Warrants	5,062,000	937,295
Restricted stock units	400,000	—
Convertible preferred shares	—	804,500

Total anti-dilutive securities not included in diluted net loss per share	6,097,094	1,885,722

Note 2. Composition of Certain Balance Sheet Items

Accrued liabilities consisted of the following, in thousands:

	June 30,
	2013	2012
Accrued pre-clinical and clinical trial expenses	$279	$485
Accrued compensation and benefits	604	426
Accrued legal and professional services expenses	145	187
Other	110	82

	$1,138	$1,180

Note 3. Related Party Transactions

Novogen was the Company’s majority shareholder from the Company’s inception through December 3, 2012. On such date, Novogen completed the distribution of substantially all of its MEI Pharma common stock to its shareholders. Historically, the Company licensed from Novogen the rights to Novogen patents and applications for the Company’s isoflavone-based drug candidates, as well as other compounds. Additionally, Novogen historically provided research and development services and administrative and finance services to the Company under service agreements. The Company’s license agreements with Novogen were terminated in May 2011 in conjunction with the Company’s purchase of a portfolio of isoflavone-related assets from Novogen (the “Isoflavone Transaction”). The service agreements with Novogen were terminated in December 2010.

Isoflavone Transaction

In December 2010, the Company entered into an Asset Purchase Agreement (the “Isoflavone Asset Purchase Agreement”) with Novogen and Novogen Research Pty Limited, a wholly-owned subsidiary of Novogen, pursuant to which the Company agreed to purchase certain assets used in or generated under, or in connection with, the discovery, development, manufacture and marketing of intellectual property and products based on the field of isoflavonoid technology and on compounds known as isoflavones, including those related to the drug candidates Phenoxodiol, Triphendiol, ME-143 and NV-128, “Isoflavone-related Assets”, in exchange for 1,000 shares of the Company’s Series A Convertible Preferred Stock, which were subsequently converted into 804,500 shares of common stock in November 2012. The transaction closed in May 2011. Under the terms of the Isoflavone Asset Purchase Agreement, the Company also assumed certain liabilities that are related to the Isoflavone-related Assets.

The Company did not record a value for the Isoflavone-related Assets acquired, since there were no historical carrying amounts recorded by Novogen and the transaction was between entities under common control.

In conjunction with signing the Isoflavone Asset Purchase Agreement, the Company and Novogen agreed to terminate, effective upon consummation of the Isoflavone Transaction, each of the following license agreements, along with any other agreements relating thereto, with respect to the Isoflavone-related Assets:

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

Rights Offering

In March 2012, the Company distributed one subscription right for each share of common stock and each Series A warrant exercisable for a share of common stock to holders of record as of March 30, 2012. Each subscription right entitled the holder to purchase one Unit, which consisted of 0.0833 shares of our common stock and a warrant representing the right to purchase 0.04167 shares of the Company’s common stock. In connection with the rights offering, in May 2012, Novogen purchased 8,988,675 units consisting of 749,056 shares of common stock and warrants to purchase an additional 374,528 shares of common stock. The warrants are exercisable for a five-year period beginning on May 11, 2012 at an exercise price of $7.14 per share. See further discussion regarding the Rights Offering in Note 4 “Stockholders’ Equity”.

Waiver Agreement

On December 5, 2012, the Company entered into an agreement (the “Waiver Agreement”) with Novogen and Novogen Research Pty Limited, a wholly-owned subsidiary of Novogen (together, the “Novogen Parties”), Graham Kelly, an individual, and Andrew Heaton, an individual, pursuant to which the Company granted a limited waiver with respect to certain non-compete provisions contained in the Asset Purchase Agreement dated as of December 20, 2010, between the Company and the Novogen Parties. In consideration of the Company’s grant of the limited waiver, upon the execution of the Waiver Agreement, Novogen surrendered to the Company for cancellation warrants held by Novogen for the purchase of 166,666 shares of Common Stock.

Securities Subscription Agreements

On September 27, 2011, the Company entered into a Securities Subscription Agreement with Novogen, pursuant to which the Company sold to Novogen 222,222 shares of common stock, at a purchase price of $9.00 per share, for proceeds of $2,000,000. The offering closed on September 29, 2011. On December 28, 2011, the Company entered into a Securities Subscription Agreement with Novogen, pursuant to which the Company sold to Novogen 323,625 shares of common stock, at a purchase price of $6.18 per share, for proceeds of $2,000,000. The offering closed on December 29, 2011.

Note 4. Stockholders’ Equity

Equity Transactions

Underwritten Registered Offering

On April 10, 2013, the Company completed an underwritten registered offering of 2,030,000 shares of its common stock at a price per share of $7.50 pursuant to a “shelf” registration statement previously filed and declared effective by the Securities and Exchange Commission. The Company received net proceeds of $14.2 million associated with the offering.

Private Placement

On December 18, 2012, the Company completed the sale (the “December 2012 private placement”) of 9,166,665 shares of common stock and warrants to purchase an additional 6,416,665 shares of common stock for an aggregate offering price of $27.5 million, pursuant to the terms of the Securities Purchase Agreement, dated November 4, 2012, between the Company and certain accredited investors identified therein. The Company received net proceeds of $25.3 million associated with the Private Placement. In the period from December 2012 through April 2013, the investors exercised, on a cashless basis, warrants representing the right to purchase 1,890,304 shares of common stock. The Company issued 1,383,959 shares of common stock in conjunction with the exercise of the warrants.

S*Bio Asset Purchase

On August 7, 2012, the Company entered into a definitive asset purchase agreement with S*Bio, pursuant to which the Company agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. On August 22, 2012, the Company completed the asset purchase and issued 195,756 shares of common stock to S*Bio.

Rights Offering

In May 2012, the Company’s completed a rights offering (“Rights Offering”) pursuant to which the Company distributed, at no charge, to holders of record as of March 30, 2012, subscription rights (the “Rights”) to purchase up to 17,129,361 units for an aggregate purchase price of up to $7.6 million. The subscription period for the Rights Offering expired on May 11, 2012. Each unit consisted of 0.0833 shares of common stock and a warrant representing the right to purchase 0.04167 shares of common stock at an exercise price of $7.14 per share. The exercise of one Right entitled holders to purchase one unit at a subscription price of $0.445 per unit, which represented the subscription price of $5.34 per whole share. Eligible participants in the Rights Offering exercised Rights to purchase an aggregate of 11,660,606 units; accordingly, the Company issued 971,700 shares of common stock and warrants to purchase an additional 485,857 shares of common stock. The warrants are exercisable for a five-year period beginning on May 11, 2012. The Company received net proceeds of $4.8 million associated with the Rights Offering. In December 2012, upon the execution of the Waiver Agreement, Novogen surrendered to the Company for cancellation warrants acquired by Novogen in the Rights Offering for the purchase of 166,666 shares of common stock. Additionally, in March 2013, holders exercised warrants acquired in the Rights Offering representing the right to purchase 41 shares of common stock.

Private Placements with Novogen

In September 2011, the Company entered into a Securities Subscription Agreement with Novogen, pursuant to which the Company sold to Novogen 222,222 shares of the Company’s common stock, at a purchase price of $9.00 per share, for proceeds of $2,000,000. The offering closed on September 29, 2011. In December 2011, the Company entered into a Securities Subscription Agreement with Novogen, pursuant to which the Company sold to Novogen 323,625 shares of our common stock, at a purchase price of $6.18 per share, for proceeds of $2,000,000. The offering closed on December 29, 2011.

May 2011 Private Placement

In May 2011, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Amended Securities Purchase Agreement”) with certain accredited investors pursuant to which the Company agreed to issue and sell to the investors certain shares of the Company’s common stock, and warrants to purchase additional shares of common stock. Pursuant to the Amended Securities Purchase Agreement, in May 2011 the Company issued to the investors: (i) 139,203 shares (the “Initial Shares”) of common stock, at a purchase price of $8.00 per share; (ii) series A warrants (the “Series A warrants”) which initially represented the right to purchase up to 104,402 shares of common stock, up to a maximum of 375,094 shares; and (iii) series B warrants (the “Series B warrants”) which initially represented the right to purchase up to 360,922 shares of common stock. In addition, the Company agreed to issue certain additional shares of common stock (the “Adjustment Shares”) to the extent the price of the common stock is below $8.00 per share, but greater than or equal to $4.50 per share, on certain dates (“Adjustment Dates”) during the period ending June 26, 2012, including as a result of a subsequent offering by the Company of its securities at a price below the purchase price of the Initial Shares. The number of Adjustment Shares issuable was initially limited to 108,207, subject to proportionate increases to the extent the Series B warrants have been exercised prior to the applicable Adjustment Date, up to a maximum of 388,764 shares. If the trading price of the Company’s common stock is below $4.50 per share on any Adjustment Date, the Company will, in addition to issuing the applicable number of Adjustment Shares, refund to the investors an amount per share of common stock received by the investors in the transaction equal to the difference between $4.50 and the price of the common stock on such Adjustment Date. The transactions contemplated by the Amended Securities Purchase Agreement are referred to as the May 2011 private placement. Upon the closing of the May 2011 private placement, the Company also issued warrants to the placement agent for the purchase of up to 35,008 shares of common stock, which warrants were exercisable on the same terms as the Series A warrants.

On December 29, 2011, the Company issued an aggregate of 111,212 Adjustment Shares to the investors in accordance with the calculation of the applicable price, based on the trading price of the Company’s common stock, with respect to the first Adjustment Date. Additionally, on December 29, 2011, the Company issued an aggregate of 40,950 Adjustment Shares to the investors in connection with the private placement of common stock to Novogen that closed on December 29, 2011.

Terms of Series A and Series B Warrants

The Series A warrants became exercisable on the six month anniversary of the May 18, 2011 closing of the May 2011 private placement. The Series A warrants will expire on the fifth anniversary of the date on which the Series A warrants first became exercisable. Prior to the amendment of the warrant terms in September 2011 in conjunction with the Supplemental Agreement, as defined and described below, the Series A warrants were initially exercisable at an exercise price of $9.42 per share, subject to adjustment as provided in the Series A warrant agreements. Under the terms of the warrant agreements, the number of shares of common stock issuable upon exercise of the Series A warrants would be increased by an amount equal to 75% of the number of shares of common stock issued upon each exercise of the Series B warrants.

Prior to the amendment of the warrant terms in September 2011 in conjunction with the Supplemental Agreement, as described below, the initial exercise price per share of the Series B warrants was equal to the lower of (i) $8.00, and (ii) 85% of the arithmetic average of the lowest eight weighted average prices of the common stock during the 20 consecutive trading day period in the case of a voluntary exercise by the holders, ending on the trading day immediately preceding the date of delivery of a notice of exercise.

In July and August 2011, the investors exercised an aggregate of Series B warrants representing the right to purchase 215,667 shares of common stock. The Company received net proceeds of $1,094,000 in conjunction with the exercise of the Series B warrants. Pursuant to the terms of the Amended Securities Purchase Agreement, an additional 161,750 Series A warrants became exercisable as a result of these Series B warrant exercises.

Supplemental Agreement

On September 28, 2011, the Company entered into a Supplemental Agreement (the “Supplemental Agreement”) with each of the investors party to the Amended Securities Purchase Agreement.

Pursuant to the Supplemental Agreement, each of the Series A warrants and the Series B warrants issued pursuant to the Amended Securities Purchase Agreement were amended and restated (the “Amended Series A Warrants” and “Amended Series B Warrants”, respectively). The exercise price of each of the Series A warrants and Series B warrants was reduced to $6.00 per share. As amended, the exercise price of the Amended Series A Warrants is no longer subject to further adjustment upon the occurrence of certain events, including the subsequent sale or deemed sale by the Company of shares of common stock at a price per share below the exercise price of the Amended Series A Warrants; however, the Amended Series A Warrants continue to provide for certain customary anti-dilution adjustments.

The Series B warrants were amended to permit the exercise of such warrants on a cashless basis. Pursuant to the terms of the Supplemental Agreement, on September 28, 2011, the investors exercised, on a cashless basis, the Amended Series B Warrants for all of the remaining shares of common stock for which such Amended Series B Warrants were exercisable, resulting in the exercise of Series B Warrants representing the right to purchase 145,256 shares of common stock issuance by the Company of an aggregate of 50,934 shares of common stock. Pursuant to the terms of the Amended Securities Purchase Agreement, additional Series A warrants to purchase 108,942 shares of common stock became exercisable as a result of these Series B warrant exercises. As of September 28, 2011, there were no remaining outstanding Series B warrants.

In December 2012, the investors exercised, on a cashless basis, an aggregate of Series A warrants representing the right to purchase 194,381 shares of common stock. The Company issued 119,158 shares of common stock in conjunction with the exercise of the Series A warrants.

The Supplemental Agreement also effected certain amendments to the Amended Securities Purchase Agreement, including the extension, through September 28, 2013, of the period during which the investors have the right to participate in subsequent equity offerings of the Company. In connection with the amendments described above, the Company made cash payments to the investors in an aggregate amount of $365,000, which, together with $41,000 that the Company paid in other expenses related to the Supplemental Agreement, have been classified as ‘Financing Costs’ in the Statement of Operations.

Derivative Liabilities

The Company accounted for the Series A and B warrants and the Adjustment Shares feature pursuant to the Amended Securities Purchase Agreement in accordance with accounting guidance for derivatives. As a result of the Company’s completion of its contractual obligations under the Amended Securities Purchase Agreement related to the issuance of Adjustment Shares during December 2011, the Company had no remaining derivative liabilities as of June 30, 2013 or June 30, 2012.

On the closing date of the May 2011 private placement, the derivative liabilities were initially recorded at their estimated fair values of $1,174,000. The fair value of the derivative liabilities exceeded the proceeds of the private placement of $666,000, and accordingly, no net amounts were allocated to the common stock.The $508,000 amount by which the recorded liabilities exceeded the proceeds was charged to other expense. On June 30, 2011, the total value of the derivative liabilities was $1,125,000, resulting in other income of $49,000 classified as ‘Adjustments to Fair Value of Derivatives’ in the Statement of Operations. Such decrease in the estimated fair value was primarily due to the decrease in the Company’s common stock price and updates to the assumptions used in the option pricing models. The completion of the Company’s obligations related to the derivative liabilities during the year ended June 30, 2012 resulted in extinguishment of the derivative liabilities; accordingly, the Company recorded other income of $1,125,000, classified as ‘Adjustments to Fair Value of Derivatives’ in the Statement of Operations, associated with the decrease in fair value of the derivative liabilities. Additionally, during the year ended June 30, 2012, the Company recorded a gain of $14,000 in conjunction with amending the Series A warrant terms, based on the fair value of the Amended Series A Warrants, classified as ‘Adjustments to Fair Value of Derivatives’ in the Statement of Operations.

Shelf Registration Statement

In April 2011, the Company filed a shelf registration statement on Form S-3 with the SEC (the “shelf registration statement”). The shelf registration statement was declared effective by the SEC in May 2011. The shelf registration statement permits the Company to sell, from time to time, up to $50,000,000 of common stock, preferred stock and warrants. Pursuant to SEC regulations, if the Company’s public float is below $75 million, the Company cannot sell securities from the shelf registration statement which represent more than one third of the market value of the Company’s non-affiliated public float during any 12-month period. On April 10, 2013, the Company completed an underwritten registered offering of 2,030,000 shares of its common stock at a price per share of $7.50 pursuant to the shelf registration statement.

Stock Purchase Agreement

In March 2011, the Company entered into a Stock Purchase Agreement with an accredited investor. During March 2011, as part of a contemplated series of transactions, the Company issued to the accredited investor (i) 107,391 shares of common stock for $1,001,700, and (ii) 742 shares of the Company’s newly designated Series B preferred stock, at a purchase price of $1,000 per share. The investor paid for the common shares by issuing and delivering to the Company secured, full-recourse promissory notes totaling $1,001,700, bearing interest at a rate of 2% per annum. Additionally, the investor paid $742,000 in cash for 742 Series B Preferred Shares. In March 2011, the Company redeemed and cancelled all of the outstanding Series B Preferred Shares that had been issued to the investor, and cancelled the promissory notes as payment for redemption of the Series B Preferred Shares. The Company’s net proceeds from the transactions with the investor were $665,000, after deducting offering-related expenses.

Securities Subscription Agreement

In July 2008, the Company entered into a Securities Subscription Agreement with Novogen and certain accredited investors, which raised net proceeds of $9.8 million. In conjunction with the private placement, the Company issued 48,472 and 28,333 shares of common stock to Novogen and the accredited investors, respectively, at a purchase price of $130.20 per share. The shares were registered for resale under the Securities

Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. In July 2008, in conjunction with the private placement, the Company issued warrants representing the right to purchase 768 shares of common stock to a consultant for investment services performed for the Company. The warrants were exercisable immediately upon issuance. The warrants had an exercise price of $130.20 per share, and expired unexercised in July 2013. In February 2011, the Company entered into an At Market Issuance Sales Agreement under which the Company may, from time to time, issue and sell shares of its common stock pursuant to a prospectus supplement related to a shelf registration statement covering sales of common stock with an aggregate offering price of up to $1,815,000, which the Company filed with the SEC on the same date. During February and March 2011, the Company issued 9,200 shares of common stock under the sales agreement for $131,000, resulting in net proceeds of $45,000 after deducting offering-related expenses.

Private Placement

In August 2007, the Company consummated a private placement with certain accredited investors, which raised net proceeds of $15.2 million. In conjunction with the private placement, the Company issued 91,067 shares of common stock at a purchase price of $180.00 per share. The investors also received a warrant representing the right to purchase an additional .67 shares of common stock for every block of 1.67 shares of common stock purchased. The warrants had an exercise price of $216.00 per share, and expired unexercised in August 2012. The Company also issued warrants representing the right to purchase 1,035 shares of common stock to the placement agent, as part of the placement fee. Each warrant represented the right to purchase four shares of common stock. The warrants issued to the placement agent had an exercise price of $180.00 per share and expired unexercised in August 2012. The fair value of warrants issued to the placement agent, valued at $441,000, was recognized as equity in the balance sheet and offset against the proceeds raised in the offering. The Company filed a registration statement with the SEC, which was declared effective in October 2007, covering the shares of common stock issued in connection with the private placement and the shares of common stock underlying the warrants issued in the private placement.

Standby Equity Distribution Agreement

In July 2006, in connection with a standby equity distribution agreement, which the Company subsequently cancelled without issuing any shares, the Company paid a commitment fee of 2,060 shares of its common stock, and warrants representing the right to purchase 10,000 shares of its common stock. The warrants, which subsequently expired without being exercised, had an exercise price of $261.00 per share, subject to certain adjustments. The fair values of the shares and warrants issued were recorded as equity in the balance sheet and as general and administration expenses in the income statement during the year ended June 30, 2007.

Private Placement

In July 2006, the Company consummated a private placement with certain accredited investors, which raised net proceeds of $16.8 million. In conjunction with the private placement, the Company issued 105,488 shares of the Company’s common stock and warrants representing the right to purchase 36,921 shares of the Company’s common stock at a purchase price of $29.00 per unit. Each unit consisted of .17 shares of common stock and 0.06 of a warrant to purchase one share of common stock. The warrants, which subsequently expired without being exercised, had an exercise price of $261.00 per share, subject to certain adjustments. The Company filed a registration statement with the SEC, which was declared effective in September 2006, covering the shares of common stock issued in connection with the private placement and the shares of common stock underlying the warrants issued in the private placement.

December 2003 Public Offering

In December 2003, the Company sold 239,200 common stock units at a public offering price of $75.00 per unit. Each unit consisted of .17 shares of common stock and one warrant representing the right to purchase

..17 shares of common stock, exercisable prior to December 18, 2006, at an exercise price of $540.00. In connection with the December 2003 offering, which raised net proceeds of $15.5 million , the Company’s common stock and warrants commenced trading separately on the NASDAQ Global Market. The 239,200 warrants subsequently expired without being exercised.

Initial Public Offering

In May 2002, the Company sold 42,050 shares of its common stock and 42,050 warrants in an initial public offering (IPO), raising net proceeds of $9.0 million. The warrants were exercisable prior to November 30, 2003, at an exercise price of $240.00 per share. In June 2003, 150 warrants were exercised, resulting in proceeds to the Company of $36,000. In November 2003, the remaining 41,900 warrants were exercised at an exercise price of $240.00 per share with proceeds to the Company of $10.1 million. In conjunction with the IPO, the Company’s common stock was listed for trading on the Alternative Investment Market, a sub-market of the London Stock Exchange (AIM). In January 2006, the Company voluntarily cancelled the trading of its common stock on the AIM.

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

Series A Convertible Preferred Stock

In connection with the closing of the Isoflavone Transaction, the Company designated and issued to Novogen 1,000 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock was initially convertible into 804.5 shares of common stock. In addition, if a Phase II clinical trial involving the Company’s isoflavone technology were to achieve a statistically significant result (p=0.05 or less) or a first patient were enrolled in a Phase III clinical trial using the Company’s isoflavone technology , then any share of the Series A Preferred Stock not already converted may thereafter have been converted into 1,609 shares of common stock. On November 19, 2012, Novogen provided the Company written notice of conversion with respect to all of the 1,000 shares of Series A Preferred Stock held by Novogen. In accordance with the terms of the Preferred Shares, on November 20, 2012, the Company issued to Novogen 804,500 shares of common stock. In December 2012, Novogen completed a capital reduction and in specie distribution to the Novogen shareholders of substantially all of the shares of the Company’s common stock that it owned. Holders of the Series A Convertible Preferred Stock were not entitled to receive any dividend or other similar distributions, except in the event that the Company’s board of directors or any duly authorized committee thereof would have declared and authorized a special dividend or distribution on any shares of Series A Convertible Preferred Stock. Additionally, holders of the Series A Convertible Preferred Stock were not entitled to vote any shares of the Series A Convertible Preferred Stock. The holders of the Series A Convertible Preferred Stock did not have any rights of pre-emption, except as the Company may otherwise have agreed in writing.

Series B Preferred Stock

The 742 shares of Series B Preferred Stock, all of which were redeemed and cancelled in March 2011 in accordance with the terms described below, entitled holders to receive dividends in the amount of 10% per annum, payable in additional shares of Series B Preferred Shares. Holders of Series B Preferred Shares did not have voting rights, nor were the Series B Preferred Shares convertible into, or exchangeable for, any of our other property or securities. Any time after the initial issuance of Series B Preferred Shares (the “Series B Initial Issuance Date”), the Company had the right, at its option, to redeem all or a portion of the Series B Preferred Shares at a price per share equal to (a) 135% of the amount equal to $1,000 plus any accrued but unpaid dividends thereon (the “Series B Liquidation Value”) if redeemed prior to the first anniversary of the Series B Initial Issuance Date, (b) 126% of the Series B Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the Series B Initial Issuance Date, (c) 117% of the Series B Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the Series B Initial Issuance Date, (d) 108% of the Series B Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the Series B Initial Issuance Date, and (e) upon or after the fourth anniversary of the Series B Initial Issuance Date, $1,000 plus any accrued but unpaid dividends. Upon the Company’s liquidation, dissolution or winding up, holders of Series B Preferred Shares were entitled to be paid out of the Company’s assets, on a parity with holders of the Company’s common stock, an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon.

Warrants

As of June 30, 2013, there were outstanding warrants to purchase 319,150 shares of the Company’s common stock at an exercise price of $7.14 per share, which expire in May 2017, issued in conjunction with the Rights Offering; 768 shares of the Company’s common stock at $130.20 per share, which expired unexercised in July 2013; outstanding Series A warrants and warrants issued to the Company’s placement agent for the May 2011 private placement to purchase up to 215,721 shares of common stock at an exercise price of $6.00 per share, which expire in November 2016, and warrants to purchase 4,526,361 shares of the Company’s common stock at an exercise price of $3.12 per share, which expire in December 2017, issued in conjunction with the December 2012 private placement.

Note 5. Share-based Compensation

The Company uses equity-based compensation programs to provide long-term performance incentives for its employees. These incentives consist primarily of stock options and restricted stock units (RSUs). In December 2008, the Company adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (the “2008 Plan”), as amended and restated in 2011 and 2013, under which 2,186,000 shares of common stock are authorized for issuance. The 2008 Plan provides for the grant of options and/or other stock-based or stock-denominated awards to the Company’s non-employee directors, officers, employees and advisors.

Stock Options

As of June 30, 2013, there were a total of 635,094 options outstanding, including options representing the right to purchase a total of 66,333 shares of common stock which were granted to two of the Company’s officers outside of the 2008 Plan. As of June 30, 2013, there were 1,217,239 shares available for future grant under the 2008 Plan.

A summary of the Company’s stock option activity and related data follows:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price
Balance at June 30, 2011	99,364	$12.48
Granted	44,562	9.78
Forfeited/Expired	—	—

Balance at June 30, 2012	143,926	11.64
Granted	491,168	7.27
Forfeited/Expired	—	—

Balance at June 30, 2013	635,094	$8.26

As of June 30, 2013, there were 145,596 options vested and exercisable, with a weighted-average exercise price of $10.83 and a remaining contractual term of 3.1 years. No stock option exercises occurred during the years ended June 30, 2013 or 2012. As of June 30, 2013, the total intrinsic value of outstanding options, which is the difference between the exercise price of the underlying options and the closing price of the Company’s common stock of $7.13 on that date, was $426,000.

Unrecognized compensation expense related to non-vested stock options totalled $1,948,000 as of June 30, 2013. Such compensation expense is expected to be recognized over a weighted-average period of 3.3 years.

The Company uses a binomial valuation model to estimate the grant date fair value of stock options. To calculate these fair values, the following assumptions were used:

	Year ended June 30,
	2013	2012
Risk-free interest rate	.62% - 1.01%	.62% - 1.32%
Expected life	5 years	5 years
Expected volatility	153% - 161%	145% - 152%
Dividend yield	0%	0%
Weighted-average grant date fair value	$6.57	$8.56

Exercise prices and weighted-average remaining contractual lives for the options outstanding as of June 30, 2013 were:

Options Outstanding	Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
833	$37.80	0.6	833	$37.80
18,365	$30.30	1.8	14,549	$30.30
18,365	$11.16	1.8	14,549	$11.16
12,243	$9.12	2.0	9,181	$9.12
13,705	$4.62	2.2	9,433	$4.62
6,250	$6.90	2.3	4,033	$6.90
29,603	$7.68	2.9	14,805	$7.68
23,083	$11.40	3.1	10,581	$11.40
332	$9.18	3.2	146	$9.18
16,776	$8.04	3.3	9,280	$8.04
4,194	$8.04	2.7	4,194	$8.04
177	$3.66	3.9	44	$3.66
5,401	$2.82	4.0	—	$—
67,892	$2.76	4.1	—	$—
15,872	$4.26	4.2	—	$—
3,968	$4.26	2.7	3,968	$4.26
50,000	$8.52	4.4	50,000	$8.52
5,000	$7.05	4.5	—	$—
6,319	$5.19	4.6	—	$—
2,500	$8.23	4.7	—	$—
194,153	$8.63	4.7	—	$—
51,000	$8.74	4.8	—	$—
4,063	$8.09	4.9	—	$—
85,000	$7.25	5.0	—	$—

635,094		4.1	145,596	$10.83

Restricted Stock Units

On March 29, 2013, the Compensation Committee of the Board of Directors granted 400,000 RSUs to the Company’s Chief Executive Officer, Dr. Daniel P. Gold. Each RSU represents the contingent right to receive one share of the Company’s common stock. One third of the RSUs will vest on each of August 30, 2014, August 30, 2015 and August 30, 2016. The shares underlying the vested RSUs will be delivered to Dr. Gold on the earliest to occur of (i) March 29, 2018, (ii) Dr. Gold’s death, disability or separation from service from the Company for any reason, or (iii) a change in control involving the Company.

The fair value of the RSUs on the date of grant was $3,452,000. The grant date fair value per unit was $8.63. As of June 30, 2013, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was approximately $3,039,000 and is expected to be recognized over approximately 3.2 years.

Note 6. Commitments and Contingencies

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

In July 2010, the Company entered into a lease arrangement to rent approximately 3,700 square feet of office space for 33 months beginning in July 2010 for monthly rental rates ranging from $10,109 to $10,734 over the lease term, plus other pass-through charges. On January 3, 2013, the Company entered into an amendment to the lease (“First Lease Amendment”). The First Lease Amendment extends the lease term through June 2015. In addition, it adds expansion space of approximately 2,500 square feet of office space, which co-terminates with the extension of the original lease in June 2015. The additional expansion space portion of the lease began in February 2013. The Company currently leases approximately 6,200 square feet of space at a monthly rental rate of $17,014 to $18,252 during the term of the lease. Future minimum payments under the lease are $188,000 and $213,000 for the years ending June 30, 2014 and June 30, 2015, respectively.

Asset Purchase Agreement

On August 7, 2012, the Company entered into a definitive asset purchase agreement with S*Bio, pursuant to which the Company agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. On August 22, 2012, the Company completed the asset purchase and issued 195,756 shares of common stock to S*Bio. The Company has also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus shares of the Company’s common stock having a value of $500,000 will be due upon the first dosing of a patient in a Phase III clnical trial or other pivotal trial, for any indication. Subsequent milestone payments will be due upon certain regulatory approvals. S*Bio will be entitled to receive certain contingent earnout payments based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis. As of June 30, 2013, the Company has not accrued any amounts for potential future payments.

License Agreement

On September 28, 2012, the Company entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s two isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of the Company’s approved drugs utilizing Captisol. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of June 30, 2013, the Company has not accrued any amounts for potential future payments.

Note 7. Segment Information

The Company has one operating segment, the development of pharmaceutical compounds. The Company’s business contained two geographic segments, the United States of America and Australia, from inception until MEPL’s legal dissolution in April 2012. For the year ended June 30, 2012, net losses attributable to Australia were immaterial. All of the Company’s assets and liabilities were located in the United States of America as of June 30, 2013 and June 30, 2012.

Note 8. Income Taxes

Pre-tax loss consists of the following jurisdictions (in thousands):

	Year ended June 30,
	2013	2012
Domestic	$(11,185)	$(8,547)
Foreign	—	1,024

Pre-tax loss	$(11,185)	$(7,523)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense attributable to loss arising during development stage is as follows (in thousands):

	Year Ended June 30,
	2013		2012
	$	%	$	%
Tax benefit at U.S. statutory rates	$3,803	34%	$2,557	34%
State tax	652	6%	474	6%
Australian tax	—	0%	41	1%
Expiration of foreign tax losses	—	0%	(28,202)	-375%
(Increase)/ decrease in valuation allowance	(4,456)	-40%	25,129	334%

	$(1)	0%	$(1)	0%

Deferred tax liabilities and assets are comprised of the following (in thousands):

	Year ended June 30,
	2013	2012
Deferred tax liabilities:
Change in accounting method adjustments	$(1,607)	$(2,411)

Total deferred tax liabilities	(1,607)	(2,411)
Deferred tax assets:
Tax carried forward losses	2,463	4,153
Share-based payments	1,057	458
Consultant and other accruals	29	27
Fixed and intangible assets	12,315	7,656
Compensation accruals	240	161
Capital loss carryforward	26,382	26,382

Total deferred tax assets	42,486	38,837
Valuation allowance for deferred tax assets	(40,879)	(36,426)

Net deferred tax assets and liabilities	$—	$—

Management evaluates the recoverability of the deferred tax assets and the amount of the required valuation allowance. Due to the uncertainty surrounding the realization of the tax deductions in future tax returns, the Company has recorded a valuation allowance against its net deferred tax assets at June 30, 2013 and 2012. At such time as it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance would be reduced.

The Company had federal and state net operating loss carryforwards of approximately $6,531,000 and $4,166,000 at June 30, 2013. The federal and state net operating losses will begin to expire in 2022 and 2029, respectively. Due to the dissolution of the Company’s foreign subsidiary, all foreign tax losses expired unutilized during the year ended June 30, 2012.

The Company’s ability to utilize its net operating loss carryforwards may be substantially limited due to ownership changes that have occurred or that could occur in the future under Section 382 of the Internal Revenue Code and similar state laws. The Company has not completed a study to determine whether one or more ownership changes have occurred.

The Company did not previously record a deferred tax asset for any basis difference in its subsidiary because the Company intended to permanently reinvest any subsidiary earnings. However, in the year ended June 30, 2011, the Company determined that it might wind up its subsidiary. As such, the Company recorded a deferred tax asset for this difference. The Company realized this loss for tax purposes during the year ended June 30, 2012, which resulted in a capital loss carryforward of $66,230,000. This capital loss will expire in 2017.

None of the Company’s prior income tax returns has been selected for examination by a major taxing jurisdiction; however, the statutes of limitations for various filings remain open. The oldest filings subject to potential examination for federal, state, and foreign purposes are 2009, 2011, and 2008, respectively. If the Company utilizes a net operating loss related to a closed year, the statute for that year would re-open. The Company has not reduced any tax benefit on its financial statements due to uncertain tax positions at June 30, 2013 and it is not aware of any circumstance that would significantly change this result through the end of fiscal year 2014. To the extent the Company incurs income-tax related penalties or interest, the Company recognizes them as additional income tax expense.

Note 9. Selected Quarterly Financial Information (Unaudited)

The following table presents the Company’s unaudited quarterly results of operations for the years ended June 30, 2013 and 2012 (in thousands, except per share amounts).

	Quarter Ended				Year Ended June 30, 2013
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Net loss arising during development stage	$(3,215)	$(2,753)	$(2,754)	$(2,464)	$(11,186)
Basic and diluted loss per share	$(0.19)	$(0.18)	$(0.50)	$(0.70)	$(1.10)

	Quarter Ended				Year Ended June 30, 2012
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Net loss arising during development stage	$(2,101)	$(2,269)	$(1,541)	$(1,612)	$(7,523)
Basic and diluted loss per share	$(0.71)	$(0.93)	$(0.78)	$(1.01)	$(3.35)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b) Management’s Annual Report on Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a—15(f) under the Exchange Act. The Company’s internal control was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded and financial records are reliable. Management also takes steps to ensure that information and communication flows are effective, and to monitor performance, including performance of internal control procedures.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management believes that the Company’s internal control over financial reporting is effective as of June 30, 2013.

There were no changes in internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Members Whose Terms Expire at the Company’s Fiscal Year 2014 Annual Shareholder Meeting

William D. Rueckert, age 60, Director

Mr. Rueckert has been a director of MEI Pharma since April 2011. Mr. Rueckert was previously a director of MEI Pharma between March 2007 and March 2009. Mr. Rueckert was a director of Novogen between March 2009 and December 2012, serving as its non-executive chairman beginning in October 2010. Mr. Rueckert is also currently a director of Chelsea Therapeutics, Inc., a Nasdaq-listed drug development company. Mr. Rueckert is the Managing Member of Oyster Management Group LLC, an investment fund specializing in community banks. Since July, 2011, Mr. Rueckert has been a director of Fairfield County Bank, a community bank based in Ridgefield, CT. From 1991 to 2006 he was President and Director of Rosow & Company, a private investment firm based in Connecticut. Mr. Rueckert has been treasurer of Moore & Munger, Inc., a company with interests in the petroleum and resort development industries, from 1988 until 1990, and was President of United States Oil Company, a publicly traded oil exploration business, from 1981 to 1988. Among his many civic associations, Mr. Rueckert is Director and President of the Cleveland H. Dodge Foundation, a private philanthropic organization in New York City, and Chairman of the Board of the Trustees of Teachers College, Columbia University.

Christine A. White M.D., age 61, Director

Dr. White has been a director of MEI Pharma since August 2010 and Lead Director since March 2013. She was at Biogen Idec from 1996 to 2005, most recently as Senior Vice President, Global Medical Affairs, where she played an integral role in the development, and commercialization of Rituxan® and Zevalin®. Previously, she served as Director of Clinical Oncology Research at Sidney Kimmel Cancer Center, and in the Department of Medicine at Scripps Memorial Hospitals in La Jolla and Encinitas, California, most recently as Chairman. Dr. White currently serves as a member and lead independent director of the board of directors of Arena Pharmaceuticals. She previously served as a member of the board of directors at Genoptix Medical Laboratory until its acquisition by Novartis in March 2011, at Monogram Biosciences, until its acquisition by LabCorp in August 2009 and at Pharmacyclics. Dr. White earned her B.A. in Biology and M.D. from the University of Chicago and is Board certified in Internal Medicine and Medical Oncology.

Thomas C. Reynolds, M.D., Ph.D., age 54, Director

Dr. Reynolds has been a director of MEI Pharma since February 2013. He served as Chief Medical Officer of Seattle Genetics from March 2007 until his retirement in February 2013. While at Seattle Genetics, he was responsible for building and leading an integrated clinical development, regulatory and medical affairs organization, highlighted by the development and approval of ADCETRIS®. From 2002 to 2007, Dr. Reynolds served at ZymoGenetics (acquired by Bristol-Myers Squibb in 2010), most recently as Vice President, Medical Affairs, where he oversaw the clinical development and regulatory filing of RECOTHROM®. Previously, he was Vice President, Clinical Affairs at Targeted Genetics, and before that was at Somatix Therapy (acquired by Cell Genesys in 1997). Dr. Reynolds received his M.D. and Ph.D. in Biophysics from Stanford University and a B.A. in Chemistry from Dartmouth College.

Members Whose Terms Expire at the Company’s Fiscal Year 2015 Annual Shareholder Meeting

Ms. Leah Rush Cann, age 53, Director

Ms. Cann has been a director of MEI Pharma since March 2009. Ms. Cann is the President of Leah Rush Cann Research and Consulting, LLC, a cancer – consulting organization which she founded in 2003. She was a research scientist with Memtec Corporation from 1984 to 1986. Ms. Cann was a research analyst with CIBC Oppenheimer from 1992 to 1999. From 1999 to 2000, she was a health care analyst with Cadence Capital, an asset manager based in Boston, Massachusetts. Ms. Cann was a senior biotechnology analyst with Wachovia Securities from 2000 to 2003. In both 1995 and 1996, The Wall Street Journal recognized Ms. Cann as an All-Star analyst. Ms. Cann received a B.A. in art history and chemistry and an M.B.A from Stetson University. She was a post-baccalaureate at the College of William and Mary and a post-graduate at Columbia University. Ms. Cann has been a Trustee and member of several committees of International House in New York City for more than 10 years. She is a Trustee and chairperson of the Executive Committee of the Hope Funds for Cancer Research, which she helped found in 2006.

Daniel P. Gold, Ph.D., age 59, President, Chief Executive Officer and Director

Dr. Gold has been President, Chief Executive Officer and a director of MEI Pharma since April 2010. From October 2009 to April 2010, Dr. Gold was Managing Partner of Theragence, Inc., a service provider that focuses on optimizing biopharmaceutical product development, which he co-founded. From July 2008 to May 2009, Dr. Gold was President and Chief Executive Officer of Prospect Therapeutics, a clinical stage, oncology focused biotechnology company. From January 2000 to May 2009, Dr. Gold was Chief Scientific Officer of Favrille, Inc., a biopharmaceutical company that focused on the development and commercialization of immunotherapies for the treatment of cancer and other diseases of the immune system, which he founded. Dr. Gold currently serves on the Board of Trustees of the Hope Funds for Cancer Research. Dr. Gold was a member of the Executive Council of the Sabin Cancer Vaccine Consortium from 2004 to 2006 and a member of the board of directors of the San Diego chapter of the Leukemia and Lymphoma Society from 1998 to 2003. Dr. Gold received a Bachelor’s degree in biology from University of California Los Angeles and received a Doctorate degree from Tufts University in Pathology/Immunology.

Members Whose Terms Expire at the Company’s Fiscal Year 2016 Annual Shareholder Meeting

Charles V. Baltic III, age 52, Director

Mr. Baltic has been a director of MEI Pharma since October 2011. Mr. Baltic has been a Managing Director and Co-Head of Healthcare at Needham & Company LLC since 2009. Prior to joining Needham, Mr. Baltic was a Managing Director and head of the biotechnology practice at CRT Capital Group from 2006 to 2008. From 2001 to 2006, he served as a Managing Director in Healthcare Investment Banking at Wachovia Securities. Prior to Wachovia, he was with Healthcare Investment Banking at Cowen and Company for six years, ultimately serving as a Director in life sciences. Prior to beginning his investment banking career in 1996, Mr. Baltic practiced corporate and securities law with Dewey Ballantine, representing numerous healthcare and securities clients. Mr. Baltic earned his B.A and J.D. degrees from Georgetown University and an M.B.A. degree in finance from the Wharton School of the University of Pennsylvania. Mr. Baltic is a founding Trustee of the non-profit Hope Funds for Cancer Research as well as a Trustee of the non-profit Washington Biotechnology and Biomedical Association since January 2013. Mr. Baltic is a former Director of MedVantage Inc., a controlling interest of which was acquired by Blues Plans Inc., a consortium of the Blues Plans of Massachusetts, North Carolina, Florida, Arkansas and Illinois.

Nicholas R. Glover, Ph.D., age 44, Director

Dr. Glover has been a director of MEI Pharma since June 2013. He served as President and Chief Executive Officer of YM BioSciences, an oncology drug development company, from November 2010 until its acquisition by Gilead Sciences for $510 million in February 2013. YM’s lead drug candidate, CYT387, was an orally administered JAK inhibitor being developed for the treatment of myelofibrosis. Previously, Dr. Glover was President and Chief Executive Officer of Viventia Biotech, a biopharmaceutical company involved in the discovery and development of monoclonal antibody-based technologies for the treatment of cancer, from 2004 to 2008. Prior to joining Viventia in 2000, he was an investment manager at MDS Capital, a life sciences venture capital firm from 1998 to 2000. Dr. Glover holds a B.Sc. (Hons) in Chemistry from the University of East Anglia, U.K., a M.Sc. in Chemistry from the University of British Columbia, Canada, and a Ph.D. in Chemistry from Simon Fraser University, Canada.

Information about the Board of Directors and its Committees

The Board of Directors has responsibility for the overall corporate governance of MEI Pharma. During the fiscal year ended June 30, 2013, a majority of the members of the Board of Directors were, and as of the date of this report, a majority of the members of the Board of Directors are, independent within the meaning of the Nasdaq Stock Market (“Nasdaq”) rules. In previous years, the Company was a “controlled company” within the meaning given to that term by Nasdaq as described further under “Item 13. – Certain Relationships and Related Transactions”. During December 2012, Novogen completed the distribution of substantially all of its MEI Pharma common stock to its shareholders, and the Company ceased to be a controlled company.

The Board has established an Audit Committee to oversee our financial matters, a Compensation Committee to oversee the Company’s compensation policies, plans and programs and a Nominating and Governance Committee to assist the Board of Directors in nominating board members to be elected by the stockholders at the Annual Meeting of Stockholders, to fill vacancies and newly created directorships, and to evaluate and monitor all matters with respect to governance of the Company and oversee compliance by the Company with its legal and regulatory obligations.

Audit Committee

The Audit Committee of the Board of Directors has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is responsible for overseeing financial and accounting activities. The Audit Committee’s responsibilities include the annual appointment of independent auditors and the review of the scope of audit and non-audit assignments and related fees, the accounting principles used in financial reporting, internal auditing and internal control procedures. The members of the Audit Committee are Ms. Cann (chairperson), Dr. White and Mr. Baltic. Mr. Baltic joined the Committee in March 2013 upon the retirement of Professor Bryan Williams. The Board of Directors has determined that each of the Audit Committee members is independent, as defined by applicable Nasdaq and SEC rules. The Board of Directors has also determined that Ms. Cann is an “audit committee financial expert” as defined by SEC rules. The Company has adopted an Audit Committee Charter, which is posted on its website at www.meipharma.com. The Audit Committee met four times during the fiscal year ended June 30, 2013.

Compensation Committee

The Compensation Committee acts on behalf of the Board to fulfill the Board’s responsibilities to:

•	oversee, review, modify and approve our compensation strategy and policies;

•	assess the independence of compensation consultants and legal advisors prior to engagement;

•	exercise sole power to retain compensation consultants and advisors and to determine the scope of the associated engagements;

•	review and approve annual corporate performance goals;

•	evaluate the chief executive officer’s and executive officers’ performance;

•	review and determine the compensation to be paid to our executive officers, including the allocation of stock options;

•	recommend the compensation and terms of appointment of non-executive directors to the Board of Directors for review and approval;

•	ensure the Company meets the reporting requirements promulgated by the SEC regarding compensation and disclosure of compensation and compensation related practices;

•	assess potential compensation related risks; and

•	evaluate and ensure compliance with “Say-on-Pay” requirements.

The Compensation Committee also consults with and considers the recommendations of the chief executive officer with respect to the appropriate level and mix of the various compensation components, focused primarily on the particular goals of applicable executives and employees in a particular year. The Board of Directors has adopted a written charter for the Compensation Committee, which is available on our website at www.meipharma.com. Dr. White has served as the Chair of the Compensation Committee since July 2011. The other members of the Compensation Committee are Mr. Rueckert, Dr. Reynolds and Dr. Glover. Professor Bryan Williams served on the Compensation Committee prior to his retirement from the Board in March 2013, at which time Dr. Reynolds was appointed to the Compensation Committee. Dr. Glover joined the Compensation Committee in June 2013. The Board of Directors has determined that each member of the Compensation Committee is independent as defined by applicable Nasdaq rules. The Compensation Committee met seven times during the fiscal year ended June 30, 2013.

During fiscal year 2013, the Compensation Committee engaged Barney & Barney LLC (“B&B”) as independent compensation consultants. During its engagements, the Compensation Committee directed B&B to provide the Compensation Committee with an analysis of the Company’s existing compensation programs for both board compensation and executive compensation. B&B’s analysis included comparisons against a peer group comprised of companies similar to MEI Pharma. The analysis and recommendations provided by the consultants included the following areas: (i) cash compensation; (ii) equity compensation; (iii) annual and long-term incentive programs; and (iv) additional compensation for the Chairman of the Board, Lead Director, Committee Chairpersons and Committee Members. Recommendations were provided to ensure our compensation programs are competitive in our industry and are consistent with our compensation philosophy (see “Executive Compensation”).

Nominating and Governance Committee

During September 2012, the Nominating Committee, which then consisted of the five non-executive members of the Board, elected Mr. Baltic as Chairman of the Nominating Committee. The Committee then elected to reduce its membership from five to three independent Board members. As a result, Professor Bryan Williams and Dr. White discontinued their service on the Nominating Committee, and Mr. Baltic, Ms. Cann and Mr. Rueckert continued as members of the Committee.

During March 2013, the Committee revised its charter to include responsibility for corporate governance matters, and renamed the Committee to reflect the additional responsibilities. MEI Pharma’s Nominating and Governance Committee Charter is posted on its website at www.meipharma.com. The Nominating and Governance Committee met five times during the fiscal year ended June 30, 2013.

The Nominating and Governance Committee is responsible for assisting the Board of Directors in identifying qualified individuals who possess the desired experience and skills to serve on the Board. The Nominating and Governance Committee is also responsible for proposing chairpersons and members on committees to the Board. If any member of the Board of Directors does not wish to continue in service or if the Board of Directors decides not to re-nominate a member for re-election, the Board will consider all qualified director candidates identified by the Nominating and Governance Committee, or by stockholders. Stockholders who would like to propose an independent director candidate for consideration for nomination by the Board of Directors at next year’s annual meeting of stockholders may do so by submitting the candidate’s name, resume and biographical information to the attention of Thomas M. Zech, Secretary, MEI Pharma, Inc., 11975 El Camino Real, Suite 101, San Diego, California 92130. All shareholder nominations received by the Secretary will be presented to the Nominating and Governance Committee for the same consideration as individuals identified by the Nominating and Governance Committee through other means.

The Nominating and Governance Committee reviews the prospective candidate’s biographical information and assesses each candidate’s independence, diversity, skills and expertise based on a variety of factors, including the following criteria:

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

Application of these factors requires the exercise of judgment by members of the Nominating and Governance Committee when it makes recommendations to the Board of Directors and cannot be measured in a quantitative way. In addition, the Nominating and Governance Committee considers, as one factor among many, the diversity of Board candidates, which may include diversity of skills and experience as well as geographic, gender, age, and ethnic diversity. The Nominating and Governance Committee does not, however, have a formal policy with regard to the consideration of diversity in identifying Board candidates. The Nominating and Governance Committee and the Board of Directors generally value the broad business experience and independent business judgment in the health care, life sciences and other fields of each member. Specifically, with respect to Ms. Cann, she is qualified for the Board based on her business experience in the health care field and her status as an “audit committee expert.” Dr. White is qualified for the Board based on her business and medical experience in the health care field, including oncology research. Mr. Rueckert is qualified for the Board based on his business experience in the investment industry. Mr. Baltic is qualified for the Board as a result of his business experience in the health care investment banking industry. Dr. Reynolds is qualified for the Board based on his medical experience and experience in clinical development and regulatory and medical affairs. Dr. Glover is qualified for the Board based on his business experience and his drug development experience in the oncology field.

In addition, the Nominating and Governance Committee oversees compliance by the Company with its legal and regulatory obligations and periodically reviews: (a) the Company’s Code of Conduct and Ethics; (b) the Company’s Insider Trading Policy; (c) the Company’s Certificate of Incorporation; (d) the Company’s Bylaws; and (e) any shareholder proposal and whether to recommend to the Board of Directors whether the Company shall support or oppose the proposal.

Governance Agreements

We have entered into separate governance agreements with two of the investors in our December 2012 private placement financing, Vivo Ventures Fund VII, L.P. (“Vivo”) and New Leaf Ventures II, L.P. (“New Leaf”), pursuant to which each of them is entitled to propose a candidate for election to our Board for consideration by the Nominating Committee, at such times as such investor may propose. We also agreed to use our best efforts to cause the Board to elect one of the candidates proposed by Vivo or New Leaf to serve as Chairman of the Board and to cause the Board to appoint at least one of any such candidates serving on the Board to serve on each standing and special committee of the Board. All candidates proposed by Vivo and New Leaf will be presented to the Nominating and Governance Committee for the same consideration as individuals identified by the Nominating and Governance Committee through other means. Each governance agreement will terminate with respect to the applicable investor at the earliest of (i) such time as such investor and its affiliates beneficially owns all of the shares of common stock then outstanding, (ii) such time as such investor and its affiliates beneficially own less than 10% of the shares of common stock then outstanding, or (iii) the effectiveness of certain change of control transactions resulting in continuing stockholders of the Company holding less than 50% of the outstanding voting securities of the Company, its successor entity or a parent or subsidiary of its successor entity. On February 7, 2013, the Board appointed Dr. Reynolds to fill the vacancy created by Professor Bryan Williams’s retirement from the Board of Directors in March 2013. On June 7, 2013, the Board appointed Dr. Glover to serve on the Board of Directors. Each of Dr. Reynolds and Dr. Glover was proposed to the Nominating and Governance Committee pursuant to the terms of the governance agreements.

Director Independence

Our Board of Directors has determined the independence of each director in accordance with the elements of independence set forth in the Nasdaq listing standards. Based upon information solicited from each director, our Board of Directors has determined that each of Mr. Rueckert, Dr. White, Dr. Reynolds, Ms. Cann, Mr. Baltic and Dr. Glover have no material relationship with MEI Pharma and are “independent” within the meaning of Nasdaq’s director independence standards as currently in effect. In addition, the Board had determined that Professor Bryan Williams was independent under such standards during his service on the Board. In making the foregoing determinations, the Board of Directors has considered both the objective tests set forth in the Nasdaq independence standards and subjective measures with respect to each director necessary to determine that no relationships exist that would interfere with the exercise of independent judgment by each such director in carrying out responsibilities of a director. In the case of Mr. Rueckert, the Board’s subjective determination included consideration of his role as non-executive chairman of the board of directors of Novogen from which he resigned in December 2012. Dr. Gold, as President and Chief Executive Officer, is not considered independent in accordance with Nasdaq’s requirements.

Board Leadership Structure

In January 2013, Professor Bryan Williams informed the Board that he would not stand for re-election at the Company’s fiscal 2013 annual meeting of stockholders. The Board of Directors created the position of Lead Director to carry out the duties of the Chairman during the period following the annual meeting and until the Nominating and Governance Committee identifies and the Board appoints a director to the Chairman position. Upon the Nomination and Governance Committee’s recommendation, the Board of Directors appointed Dr. White to serve as Lead Director, effective on the date of the Company’s fiscal 2013 annual meeting of stockholders, March 26, 2013.

The Board of Directors does not have a policy addressing whether the same person should serve as both the Chief Executive Officer and Chairman of the Board or if the roles should be separate. Our Board believes that it should have the flexibility to make its determination based upon what it considers to be the appropriate leadership structure for the Company at the time. The Board believes that its current leadership structure, with Dr. Gold serving as President and Chief Executive Officer and Dr. White serving as Lead Director until a Chairman is appointed, is appropriate for the Company at this time.

Board Role in Risk Oversight

Risk is an integral part of the Board and Committee deliberations throughout the year. While the Board has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk management. In particular, the Audit Committee focuses on financial risk, including internal controls, and receives financial risk assessment reports from management. Risks related to the compensation programs are reviewed by the Compensation Committee. The Board is advised by these committees of significant risks and management’s response through periodic updates.

Stockholder Communications with the Board of Directors

Our stockholders may communicate with the Board of Directors, including non-executive directors or officers, by sending written communications addressed to such person or persons in care of MEI Pharma, Inc., Attention: Secretary, 11975 El Camino Real, Suite 101, San Diego, California, 92130. All communications will be compiled by the Secretary and submitted to the addressee. If the Board of Directors modifies this process, the revised process will be posted on our website.

Appointment of Directors

Our certificate of incorporation and by-laws provide that the number of directors will be set by resolution of the board, but shall be between two and nine. We currently have seven directors.

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

Attendance of Directors at Board Meetings and Shareholder Meetings

During the fiscal year ended June 30, 2013, the Board of Directors held a total of eight meetings, and each director attended at least 75% of the total number of meetings of the Board of Directors and of the meetings of each committee of the Board of Directors on which such director served. The Board of Directors also acted from time to time by unanimous written consent.

All directors are expected to attend our annual meetings of stockholders. All directors then in office attended the annual meeting of stockholders held in March 2013.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and chief medical officer), and we have posted the text of the policy on our website at www.meipharma.com.

Executive Officers

The Company’s executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. Set forth below are the names and certain biographical information regarding MEI Pharma’s executive officers as of June 30, 2013.

Daniel P. Gold, age 59, President and Chief Executive Officer

See “Directors” above for biographical information regarding Dr. Gold.

Thomas M. Zech, age 62, Chief Financial Officer and Secretary

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

Robert D. Mass, M.D., age 59, Chief Medical Officer

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

Based solely on MEI Pharma’s review of the copies of such forms received by it with respect to the fiscal year ended June 30, 2013, all reports were filed on a timely basis, with the exception of a Form 4 filed by Josiah T. Austin on December 11, 2012 with respect to the acquisition of warrants for the purchase of 41,667 shares of common stock.

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

Our compensation packages are also designed to be competitive in our industry. The Compensation Committee from time to time consults with compensation consultants, legal counsel and other advisors in designing our compensation program, including in evaluating the competitiveness of individual compensation packages and in relation to our corporate goals. The Compensation Committee reviews and analyzes executive officer compensation provided by other companies in our industry. The Compensation Committee will consider, as part of its periodic compensation reviews, the extent to which additional option or other equity awards are appropriate in order to further align the interests of our executive officers with those of our stockholders. Equity awards are granted at fair market value on the date that the grant action occurs. During fiscal year 2013, the Compensation Committee engaged B&B as independent compensation consultants and considered the resulting peer group analysis and recommendations as a component of the Compensation Committee’s overall process for evaluating board and executive compensation

Our overall compensation philosophy has been to pay our executive officers an annual base salary and to provide opportunities, through cash and equity incentives, to provide higher compensation if we satisfied certain key performance goals. While the Compensation Committee considers peer group analysis as a component of its overall executive compensation decision process, it does not attempt to benchmark executive compensation against a specific level, range or percentile of compensation paid by other companies. The main principles of our compensation strategy include the following:

•	Compensation decisions are driven by a pay-for-performance philosophy;

•	Compensation should reflect individual and corporate performance; and

•	Target annual compensation at or below the median, and allow for above-median compensation to be earned through an executive officer’s and the company’s extraordinary performance.

Compensation of Executive Officers

The table below sets forth, for the fiscal years ended June 30, 2013 and 2012, the compensation of our named executive officers.

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)		Stock Awards ($)(2)	Option Awards ($) (3)	All Other Compensation ($)	Total ($)
Daniel P. Gold	2013	$466,000	(4)	$209,700	(5)	$3,452,000	$425,000	—	$4,552,700
President, Chief Executive Officer & Director	2012	$440,000		$176,000		—	$166,000	—	$782,000
Thomas M. Zech	2013	$275,000	(6)	$68,750	(7)	—	$669,881	—	$1,013,631
Chief Financial Officer	2012	$265,000		$50,000		—	$44,051	—	$359,051
Robert D. Mass	2013	$185,500	(8)	$55,650	(9)	—	$628,923	—	$870,073
Chief Medical Officer	2012	$116,667		$35,000		—	—	—	$151,667

(1)	In accordance with SEC rules, the compensation described in this table does not include various health and welfare or other benefits received by our named executive officers that were generally available to all of our regular, full-time employees, as well as certain perquisites and other benefits received by our named executive officers that, in the aggregate, were less than $10,000 for any officer.

(2)

Represents the aggregate grant date fair value of restricted stock unit awards granted in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718,

“Stock Compensation,” formerly SFAS 123R, calculated based on the closing market price of our common stock on the date of grant of March 29, 2013.

(3)	Represents the aggregate grant date fair value of options granted in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, “Stock Compensation,” formerly SFAS 123R. For the relevant assumptions used in determining these amounts, refer to Note 5 to our audited financial statements.

(4)	For the fiscal year ending June 30, 2014, Dr. Gold’s annual salary increased to $482,310.

(5)	Dr. Gold received a bonus of 45% of his base salary for the fiscal year ended June 30, 2013. Dr. Gold is eligible for a target bonus of 45% of his base salary for fiscal year 2014, dependent upon the achievement of certain milestones established by the Board of Directors.

(6)	For the fiscal year ending June 30, 2014, Mr. Zech’s annual salary increased to $284,625.

(7)	Mr. Zech received a bonus of 25% of his base salary for the fiscal year ended June 30, 2013. Mr. Zech is eligible for a target bonus 30% of his salary, dependent upon the achievement of achievement of certain milestones established by the Board of Directors.

(8)	Dr. Mass worked a 25% part-time schedule from the commencement of his employment with us on June 1, 2011 through February 2012. Beginning March 2012 he worked a 50% schedule. For fiscal year ending June 30, 2014, Dr. Mass’s annual salary increased to $383,985, which will continue to be pro-rated.

(9)	Dr. Mass received a bonus of 30% of his pro-rated salary for the fiscal year ended June 30, 2013. Dr. Mass is eligible for a target bonus of 30% of his prorated base salary, dependent upon the achievement of certain milestones established by the Board of Directors.

Employment Agreements

Employment Agreement between Daniel P. Gold and MEI Pharma

In connection with Dr. Gold’s appointment as President and Chief Executive Officer, we entered into an Employment Letter Agreement, dated April 23, 2010 with Dr. Gold (the “Gold Employment Letter”). The Gold Employment Letter provided for an annual base salary of $400,000, subject to upward adjustment at the discretion of the Compensation Committee of the Board of Directors. Pursuant to the terms of the Gold Employment Letter, Dr. Gold was eligible to earn an annual cash bonus in an amount up to a maximum of 40% of the base salary based on his achievement of milestones established by the Compensation Committee of the Board of Directors. The Compensation Committee has increased the target amount of Dr. Gold’s annual cash bonus to 45% of his base salary.

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

Employment Agreement between Thomas M. Zech and MEI Pharma

In connection with Mr. Zech’s appointment as Chief Financial Officer, we entered into an Employment Letter, dated June 18, 2010, with Mr. Zech (the “Zech Employment Letter”). The Zech Employment Letter provided for an annual base salary of $250,000, subject to upward adjustment at the discretion of the

Compensation Committee of the Board of Directors. Pursuant to the terms of the Zech Employment Letter, Mr. Zech was eligible to earn an annual cash bonus in an amount up to a maximum of 20% of the base salary based on his achievement of milestones established by the Compensation Committee of the Board of Directors. The Compensation Committee has increased the target amount of Mr. Zech’s annual cash bonus to 30% of his base salary.

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

Employment Agreement between Robert D. Mass and MEI Pharma

In connection with Dr. Mass’s appointment as Chief Medical Officer, we entered into an Employment Letter, dated June 1, 2011, with Dr. Mass (the “Mass Employment Letter”). The Mass Employment Letter provided for an annual base salary of $350,000, subject to upward adjustment at the discretion of the Compensation Committee of the Board of Directors. Dr. Mass also has the opportunity to earn an annual cash bonus in an amount up to a target of 30% of the base salary based on his achievement of milestones established by the Board of Directors. Dr. Mass works a reduced hours schedule and worked a 25% part-time schedule from the commencement of his employment with us on June 1, 2011 through February 2012. Beginning March 2012 he worked a 50% schedule. The number of hours worked by Dr. Mass may vary and the percentage rate of his annual base salary paid will vary accordingly.

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

Potential Payments Upon Termination or Change in Control

Each of Dr. Gold’s, Mr. Zech’s and Dr. Mass’s employment agreement provides for certain severance payments upon the applicable employee’s termination by us other than for cause or by the applicable employee for good reason, as such terms are defined in the respective employment agreement. Upon such a termination of employment, we will: (i) make a payment to the applicable employee in lieu of notice in an amount equal to twelve months of such employee’s base salary (as in effect at the time of such employee’s termination from employment), and (ii) accelerate the vesting of the applicable employee’s options so that such employee will be vested in the same number of shares of common stock subject to the options as if such employee had continued to be employed by us for an additional twelve months. Such payment and additional option vesting will be conditional upon the execution of a customary release of claims in favor of us and our affiliates, in a form prescribed by us. The payment in lieu of notice will be paid to the applicable employee in a single lump sum payment as soon as administratively practicable after the maximum review and revocation period for the release agreement as may be required under applicable law, if any, or such earlier date as determined in our sole discretion, but in no event more than 60 days after the applicable employee’s termination of employment. If their employment had been terminated in accordance with the foregoing provisions on June 30, 2013, Dr. Gold, Mr. Zech and Dr. Mass would have been entitled to payments in the amount of $466,000, $275,000 and $185,500, respectively, and the vesting of options to purchase 19,440, 35,473 and 46,509 shares of our common stock, respectively and, in the case of Dr. Gold, the issuance of 400,000 shares of common stock underlying the RSUs.

In the event of a change in control of MEI Pharma, as defined in the Amended and Restated 2008 Stock Omnibus Equity Compensation Plan, as amended, unless the Compensation Committee of the Board of Directors determines otherwise, all of the options granted to Dr. Gold, Mr. Zech and Dr. Mass will accelerate and become fully exercisable effective upon the date of the change in control. As of June 30, 2013, the intrinsic value of unvested stock options that would accelerate and become fully exercisable upon a change in control, computed by multiplying the difference between the closing price per share of our common stock on June 30, 2013 of $7.13 and the exercise price of each stock option vested as a result of the termination, by the number of accelerated stock options for Dr. Gold, Mr. Zech and Dr. Mass, was $72,830, $54,625 and $169,233, respectively. The market value of Dr. Gold’s RSUs that would become fully vested and deliverable upon a change in control, computed based on the closing market price of our common stock on June 30, 2013, was $2,852,000.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all stock options and unvested RSUs held by our named executive officers on June 30, 2013:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Daniel P. Gold	—		—		—	—	400,000	(1)	$3,452,000
	50,000	(2)	—		$8.52	November 15, 2017	—		—
	—		16,666	(3)	$2.76	August 6, 2017	—		—
	7,618		9,048	(4)	$11.40	July 31, 2016	—		—
	14,549		3,816	(5)	$11.16	June 6, 2015	—		—
	14,549		3,816	(5)	$30.30	April 22, 2015	—		—
Thomas M. Zech	—		81,835	(6)	$8.63	March 28, 2018	—		—
	—		12,500	(3)	$2.76	August 6, 2017	—		—
	2,010		2,412	(4)	$11.40	July 31, 2016	—		—
	9,181		3,062	(7)	$9.12	June 17, 2015	—		—
Robert D. Mass	—		68,330	(6)	$8.63	March 28, 2018	—		—
	—		38,726	(3)	$2.76	August 6, 2017	—		—
	14,805		14,798	(7)	$7.68	May 31, 2016	—		—

(1)	On March 29, 2013, Dr. Gold received a grant of 400,000 restricted stock units (RSUs). One-third of the RSUs will vest on each of August 30, 2014, August 30, 2015, and August 30, 2016. All of the shares underlying the RSUs will be delivered to Dr. Gold on the earliest to occur of (i) March 29, 2018, (ii) Dr. Gold’s death, disability or separation from service from the Company for any reason, or (iii) a change in control involving the Company. The fair value of the RSUs on the date of grant was $3,452,000.

(2)	Sixty-seven percent of the options vested immediately on November 16, 2012, the date of grant; the remaining thirty-three percent of the options vested on December 18, 2012, upon achievement of performance objectives.

(3)	Twenty-five percent of the options vested on August 7, 2013; the remaining seventy-five percent of the options vest in equal monthly installments over the following 36 months.

(4)	Twenty-five percent of the options vested on August 1, 2012; the remaining seventy-five percent of the options vest in equal monthly installments over the following 36 months.

(5)	Twenty-five percent of the options vested on April 22, 2011; the remaining seventy-five percent of the options vest in equal monthly installments over the following 36 months.

(6)	Twenty-five percent of the options will vest on March 29, 2014; the remaining seventy-five percent of the options will vest in equal monthly installments over the following 36 months.

(7)	Twenty-five percent of the options vested on June 1, 2012; the remaining seventy-five percent of the options vest in equal monthly installments over the following 36 months.

Compensation of Directors

The following table provides details of the fees paid to our non-executive directors who served on the Board for the fiscal year ended June 30, 2013.

Name	Fees Earned or Paid in Cash (1)	Option Awards ($)(2)	Total ($)
Bryan Williams (3)	$39,600	$15,000	$54,600
Christine A. White, M.D. (3)	$42,900	$46,490	$89,390
Leah Rush Cann	$39,600	$46,490	$86,090
William D. Rueckert	$39,600	$46,490	$86,090
Charles V. Baltic III	$39,600	$46,490	$86,090
Thomas C. Reynolds, M.D., Ph.D.	$15,800	$29,700	$45,500
Nicholas R. Glover, Ph.D.	$2,530	$29,700	$32,230

(1)	For the fiscal year ended June 30, 2013, our non-executive directors received annual cash compensation of $39,600. Dr. Reynolds joined the Board of Directors in February 2013, and Dr. Glover joined the Board of Directors in June 2013, and their annual cash compensation was prorated beginning on those dates, respectively.

(2)	Represents the aggregate grant date fair value of options granted in accordance with FASB ASC Topic 718. For the relevant assumptions used in determining these amounts, refer to Note 5 to our audited financial statements included in this Annual Report on Form 10-K. All stock options granted to non-employee directors in the fiscal year ended June 30, 2013, were granted under our Amended and Restated 2008 Stock Omnibus Equity Compensation Plan, and are five-year options with an exercise price equal to the closing market price of our common stock on the date of grant. One-third of such options will vest one year from the effective date of the applicable grant, thereafter, the remaining two-thirds of the options will vest in equal monthly installments over the following twenty-four (24) months, subject to continued service on the Board of Directors.

(3)	Professor Williams received cash compensation of $9,900 in connection with his services as non-executive Chairman of the Board of Directors through March 26, 2013. Dr. White received cash compensation of $3,300 in connection with her services as Lead Director effective March 26, 2013.

Dr. Gold, President and Chief Executive Officer of MEI Pharma, does not receive any compensation for performing his duties as a director of MEI Pharma.

In October 2011, the Board of Directors, upon the recommendation of the Compensation Committee, approved certain changes to the compensation paid to non-executive directors to ensure that we continue to attract, retain and motivate qualified, talented and diverse professionals to serve on the Board of Directors. For the fiscal year ending June 30, 2013, each non-executive director would receive an annual grant of options representing the right to purchase a number of shares of common stock having a value on the grant date of $15,000. Accordingly, on September 21, 2012, each director received options representing the right to purchase 3,968 shares of common stock at an exercise price of $4.26 per share. Upon their appointment to the Board of Directors in February 2013 and June 2013, respectively, Dr. Reynolds and Dr. Glover received options representing the right to purchase a number of shares of our common stock having a value on the grant date, calculated in accordance with ASC Topic 718, equal to $29,700. Dr. Reynolds received 6,319 options with an exercise price of $5.19, and Dr. Glover received 4,063 options with an exercise price of $8.09. One-third of such options will vest one year from the effective date of the applicable grant and, thereafter, the remaining two-thirds of the options will vest in equal monthly installments over the following twenty-four (24) months, subject to continued service on the Board of Directors. Additionally, on March 29, 2013, upon the recommendation of the Compensation Committee, Dr. White, Mr. Rueckert, Ms. Cann and Mr. Baltic each received a grant of options representing the right to purchase 4,032 shares of common stock. In the event of a Change in Control, as defined in the Amended and Restated 2008 Stock Omnibus Equity Compensation Plan, stock options granted to non-executive directors will become fully vested. The exercise price for each of the options awarded to each non-executive director in accordance with the foregoing will be the fair market value of our common stock on the date of the grants, and the options will expire five years from the date of grant. Each grant of options to non-executive directors in accordance with the foregoing will be made under the Amended and Restated 2008 Stock Omnibus Equity Compensation Plan, as amended, under which 791,884 shares remained eligible for awards as of September 17, 2013.

Compensation of Directors for Fiscal Year 2014

During fiscal year 2013, the Compensation Committee of the Board of Directors engaged an independent compensation consultant, B&B, to provide an analysis of the Company’s Board of Directors compensation. B&B’s analysis included comparisons against a peer group comprised of companies similar to MEI Pharma. The analysis and recommendations provided by B&B related to the following areas:

•	Cash compensation

•	Equity Compensation including vesting

•	Additional compensation for Chairman of the Board, Lead Director, Committee Chairpersons and Committee Members

The Company intends to align the compensation of its Board of Directors at the approximate market median of its peer companies. The following summarizes the changes to Director’s compensation, effective beginning with the Company’s fiscal year 2014:

•

The annual base cash compensation will remain at the current level of $39,600 per annum for each non-executive director. In addition to the annual base cash compensation, the additional annual compensation payable to the Chairman of the Board or the Lead Director has been increased from $13,200 to $25,000 per annum effective in fiscal year 2014.

•

Additional compensation for Board Committee participation has also been implemented for fiscal year 2014. Each Committee Chair will receive an additional annual compensation as follows: Audit Committee: $15,000; Compensation Committee: $10,000; and Nominating and Governance Committee: $6,000. The Company will provide annual compensation for membership on each committee to members not receiving a compensation as a committee chairperson as follows: Audit Committee: $6,625; Compensation Committee: $5,000; and Nominating and Governance Committee: $3,000.

•

Equity compensation in the form of stock options was changed to reflect an initial grant to new board members calculated by dividing $60,000 by the closing price of the Company’s common stock on the day of grant. The result is the number of option shares granted, with an exercise price of the closing stock price on the day of grant. In addition, each board member will receive annual equity compensation in the form of stock options, calculated by dividing $50,000 by the closing price of the stock on the day of grant. The result is the number of option shares granted with an exercise price of the closing stock price on the day of grant. The initial and annual director option grants will vest over three years, with one-third of the shares vesting one year from the effective date of the applicable grant and thereafter, the remaining two-thirds of the options, will vest in equal monthly installments over the following twenty-four (24) months, subject to continued service on the Board of Directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of September 1, 2013 (except as otherwise indicated below) by (i) each person known to beneficially own more than 5% of our common stock, (ii) each of our officers and directors, and (iii) our officers and directors as a group. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or convertible preferred stock, exercisable or convertible on or within sixty (60) days of September 1, 2013, are deemed outstanding. Such shares however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The percentage of beneficial ownership described below is based on 17,116,662 shares of common stock outstanding, plus adjustments to the number of shares of common stock outstanding as described above, as of September 1, 2013.

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percentage of Shares Beneficially Owned
Vivo Ventures Funds, LLC (1)	4,655,375	26.5%
New Leaf Ventures II LP (2)	4,145,475	21.6%
FMR LLC (3)	1,896,851	11.1%
Baker Bros. Advisors, LLC (4)	1,215,612	6.8%
Daniel P. Gold (5)	97,513	*
Thomas M. Zech (6)	16,851	*
Robert D. Mass (7)	29,993	*
Christine A. White (8)	4,436	*
William D. Rueckert (8)(9)	129,736	*
Leah Cann (8)	4,436	*
Charles V. Baltic III (8)(10)	24,036	*
Thomas C. Reynolds (8)(11)	—	*
Nicholas R. Glover (8)(12)	—	*
All directors and executive officers as a group (9 individuals)	307,001	1.8%

*	Less than 1%

(1)	Derived from Amendment No. 1 to Schedule 13D filed on June 14, 2013 and Forms 4 filed on July 2, 2013. The beneficial ownership reflected in the table includes: (i) 3,894,871 shares of common stock and warrants exercisable for an additional 411,041 shares held by Vivo Ventures Fund VII, L.P.; (ii) 84,887 shares of common stock and warrants exercisable for an additional 8,959 shares held by Vivo Ventures VII Affiliates Fund, L.P. ; (iii) 228,846 shares of common stock and warrants exercisable for an additional 24,151 shares held by Vivo Ventures Fund V, L.P., and (iv) 2,370 shares of common stock and warrants exercisable for an additional 250 shares held by Vivo Ventures V Affiliates Fund, L.P. Vivo Ventures VII, LLC is the sole general partner of both Vivo Ventures VII Fund, L.P. and Vivo Ventures VII Affiliates Fund, L.P. and may be deemed to beneficially own the shares held by each of them. Vivo Ventures V, LLC is the soles general partner of each of Vivo Ventures Fund V, L.P. and Vivo Ventures V Affiliates Fund, L.P. and may be deemed to beneficially own the shares held by each of them. The principal business address is 575 High Street, Suite 201, Palo Alto, CA 94301.

(2)	Derived from Amendment No. 2 to Schedule 13D filed by New Leaf Ventures II L.P. on May 15, 2013. The beneficial ownership reflected in the table includes 2,045,475 common shares and warrants exercisable for an additional 2,100,000 shares. Philippe O. Chambon, Jeani Delagardelle, Ronald Hunt, Vijay K. Lathi and James Niedel (the “Individual Managers”), as managers New Leaf Venture Management II, L.L.C. (“NLV Management II”), the sole general partner of New Leaf Venture Associates II, L.P. (“NLV Associates II” and, together with NLV Management II and the Individual Managers, the “Indirect Reporting Persons”), which in turn is the sole general partner of New Leaf Ventures II, L.P., have the power to vote or dispose of the shares listed above. Each Indirect Reporting Person disclaims beneficial ownership of such shares except to the extent of their pecuniary interest therein. The address for New Leaf Ventures II, L.P. is 7 Times Square, Suite 3502, New York, NY 10036.

(3)	Derived from Schedule 13G filed by FMR LLC on March 11, 2013. The beneficial ownership reflected in the table includes 1,896,851 common shares. Fidelity Management & Research Company (“Fidelity Management”) is a wholly-owned subsidiary of FMR LLC and an investment advisor to various funds operated by Fidelity Management. Fidelity Management is the beneficial owner of 1,896,851 shares common stock. The ownership of one investment company, Fidelity Series Small Cap Opportunities Fund, amounted to 921,017 shares at February 28, 2013. Edward C. Johnson III and FMR LLC, through its control of Fidelity Management, and the funds, each has the sole power to dispose of the 1,896,851 shares owned by the funds. Neither FMR LLC nor Edward C. Johnson III Chairman of FMR LLC has the sole power to vote or direct voting of the shares owned directly by the Fidelity Funds, which power resides with the funds’ boards of trustees. Fidelity Management carries out the voting of the shares under written guidelines established by the funds’ boards of trustees. The address for FMR LLC, Fidelity Management and Edward C. Johnson III is 82 Devonshire St., Boston, MA 02109.

(4)	Derived in part from Amendment No. 3 to Schedule 13D filed by Baker Bros. Advisors, L.P., Baker Bros. Advisors LLC and its affiliates (667, L.P; Baker Brothers Life Sciences, L.P. and 14159, L.P. (collectively, the “Baker Funds)) on July 11, 2013. The beneficial ownership reflected in the table includes 515,612 shares of common stock and warrants exercisable for 700,000 shares of common stock. The principal business address of Baker Bros. Advisors, L.P. is 667 Madison Avenue, 21st Floor, New Your, NY 10065.

(5)

Pursuant to the terms of the Gold Employment Letter, Dr. Gold received options to purchase 36,730 shares of MEI Pharma’s common stock in two separate tranches. The first tranche of options to purchase 18,365 shares of common stock of MEI Pharma was granted to Dr. Gold upon his appointment as President and Chief Executive Officer on April 23, 2010, with an exercise price per share equal to the closing price of MEI Pharma’s common stock on April 23, 2010. The second tranche of options to purchase 18,365 shares of common stock of MEI Pharma was granted to Dr. Gold on June 7, 2010, which date was no later than thirty (30) days following the public release of MEI Pharma’s Ovature study results, in accordance with the terms of the Gold Employment Letter. Of these two tranches of options, 25% vested one year from the effective date of the Gold Employment Letter and, thereafter, the remaining 75% of Dr. Gold’s options vest in equal monthly installments over the following thirty-six (36) months. In the event of a Change in Control of MEI Pharma, as defined in the Gold Employment Letter, Dr. Gold’s options will become fully vested. Dr. Gold also received options to purchase 16,666 shares of MEI Pharma common stock in August 2011 and options to purchase 16,666 shares of common stock in August 2012; 25% of these options vest on the first anniversary of the applicable option grant date, and the remaining 75% of the options will vest in equal monthly installments over the following thirty-six (36) months. Dr. Gold also received options to purchase 50,000 shares of MEI Pharma common stock in November 2012; 67% of these options vested on the option grant date, and the remaining 33% of the options vested in December 2012 upon the closing of our private placement financing. Additionally, in March 2013, Dr. Gold received a grant of 400,000 restricted stock units (RSUs). One-third of the RSUs will vest on each of August 30, 2014, August 30, 2015, and August 30, 2015. All of the shares underlying the RSUs will be delivered to Dr. Gold on the earliest to occur of (i) March 29, 2018, (ii) Dr. Gold’s death, disability or separation from service from the Company for any reason, or (iii) a change in control involving the Company. Dr. Gold’s business address is c/o MEI Pharma, Inc., 11975 El Camino Real, Suite 101, San Diego, California, 92130.

(6)	Mr. Zech received options to purchase 12,243 shares of MEI Pharma’s common stock, with an exercise price per share equal to the closing price of MEI Pharma’s common stock on June 18, 2010 pursuant to the terms and conditions of the Zech Employment Letter, the applicable stock option grant agreement and the Amended and Restated 2008 Stock Omnibus Equity Compensation Plan. Of Mr. Zech’s options, 25% vested one year from the effective date of the Zech Employment Letter and, thereafter, the remaining 75% of Mr. Zech’s options vest in equal monthly installments over the following thirty-six (36) months. In the event of a Change in Control of MEI Pharma, as defined in the Zech Employment Letter, Mr. Zech’s options will become fully vested. Mr. Zech also received options to purchase 4,422 shares of MEI Pharma common stock in August 2011 and options to purchase 12,500 shares of common stock in August 2012; 25% of these options vest on the first anniversary of the applicable option grant date, and the remaining 75% of the options will vest in equal monthly installments over the following thirty-six (36) months. Mr. Zech also received options to purchase 81,835 shares of MEI Pharma common stock in March 2013; 25% of these options vest on the first anniversary of the applicable option grant date, and the remaining 75% of the options will vest in equal monthly installments over the following thirty-six (36) months. Mr. Zech’s business address is c/o MEI Pharma, Inc., 11975 El Camino Real, Suite 101, San Diego, California, 92130.

(7)	Dr. Mass received options to purchase 29,603 shares of MEI Pharma’s common stock, with an exercise price per share equal to the closing price of MEI Pharma’s common stock on June 1, 2011 pursuant to the terms and conditions of the Mass Employment Letter and the applicable stock option grant agreement. Of Dr. Mass’s options, 25% vested one year from the effective date of the Mass Employment Letter and, thereafter, the remaining 75% of Dr. Mass’s options vest in equal monthly installments over the following thirty-six (36) months. In the event of a Change in Control of MEI Pharma, as defined in the Mass Employment Letter, Dr. Mass’s options will become fully vested. Dr. Mass also received options to purchase 38,726 shares of common stock in August 2012 pursuant to the anti-dilution terms of the Mass Employment Letter; 25% of these options will vest on the first anniversary of the option grant date, and the remaining 75% of the options will vest in equal monthly installments over the following thirty-six (36) months. Dr. Mass also received options to purchase 68,330 shares of MEI Pharma common stock in March 2013; 25% of these options vest on the first anniversary of the applicable option grant date, and the remaining 75% of the options will vest in equal monthly installments over the following thirty-six (36) months. Dr. Mass’s business address is c/o MEI Pharma, Inc., 11975 El Camino Real, Suite 101, San Diego, California, 92130.

(8)

In accordance with the changes in non-executive director compensation approved by the Board of Directors on October 20, 2011, as described under the caption “Compensation of Directors” elsewhere in this report, each of Dr. White, Ms. Cann, Mr. Rueckert, and Mr. Baltic received options to purchase 4,194 shares of MEI Pharma’s common stock, with an exercise price per share equal to the closing bid price of the common stock on October 20, 2011. One-third of such options vested on October 20, 2012, and, thereafter, the remaining two-thirds of such options will vest in equal monthly installments over the following twenty-four (24) months, subject to continued service on the Board of Directors. Each of Dr. White, Ms. Cann,

Mr. Rueckert, and Mr. Baltic received options to purchase 3,968 shares of MEI Pharma’s common stock, with an exercise price equal to the closing bid price of the common stock on September 21, 2012 and received options to purchase 4,032 shares of MEI Pharma’s common stock, with an exercise price equal to the closing bid price of the common stock on March 29, 2013. Additionally, each of Dr. White, Ms. Cann, Mr. Rueckert, Mr. Baltic, Dr. Reynolds and Dr. Glover received options to purchase 6,730 shares of MEI Pharma’s common stock, with an exercise price equal to the closing bid price of the common stock on July 15, 2013. In the event of a Change in Control, as defined in the Amended and Restated 2008 Stock Omnibus Equity Compensation Plan, all of the options described in this footnote 8 will become fully vested.

(9)	Mr. Rueckert is the beneficial owner of 129,736 shares of common stock, which includes 654 shares of common stock, warrants to purchase 124,646 shares of common stock and, as described in more detail in footnote 8 above, options to purchase 4,436 shares of common stock. Mr. Rueckert exercises sole voting and investment control with respect to the shares. Mr. Rueckert’s business address is c/o MEI Pharma, Inc., 11975 El Camino Real, Suite 101, San Diego, California, 92130.

(10)	Mr. Baltic is the beneficial owner of 24,036 shares of common stock, which includes options to purchase 4,436 shares of common stock. Mr. Baltic exercises direct voting and investment control with respect to 16,700 shares of common stock and indirect voting and investment control with respect to 2,900 shares of common stock. Mr. Baltic’s business address is c/o MEI Pharma, Inc., 11975 El Camino Real, Suite 101, San Diego, California, 92130.

(11)	On February 7, 2013, Dr. Reynolds received options to purchase 6,319 shares of common stock, in accordance with the changes in non-executive compensation approved by the Board of Directors on October 20, 2011. Dr. Reynolds received options with an exercise price per share equal to the closing bid price of the common stock on February 7, 2013. One-third of such options will vest on February 7, 2014, and the remaining two-thirds of such options will vest in equal installments over the following twenty-four (24) months, subject to continued service on the Board of Directors. In the event of a Change of Control, as defined in the Amended and Restated 2008 Stock Omnibus Equity Compensation Plan, these options will become fully vested. Dr. Reynolds’ business address is c/o MEI Pharma, Inc., 11975 El Camino Real, Suite 101, San Diego, CA 92130.

(12)	On June 7, 2013, Dr. Glover received options to purchase 4,063 shares of common stock, in accordance with the changes in non-executive compensation approved by the Board of Directors on October 20, 2011. Dr. Glover received options with an exercise price per share equal to the closing bid price of the common stock on June 7, 2013. One-third of such options will vest on June 7, 2014, and the remaining two-thirds of such options will vest in equal installments over the following twenty-four (24) months, subject to continued service on the Board of Directors. In the event of a Change of Control, as defined in the Amended and Restated 2008 Stock Omnibus Equity Compensation Plan, these options will become fully vested. Dr. Glover’s business address is c/o MEI Pharma, Inc., 11975 El Camino Real, Suite 101, San Diego, CA 92130.

Securities Authorized For Issuance Under Equity Compensation Plans

The table below shows, as of June 30, 2013, information for all equity compensation plans previously approved by stockholders and for all compensation plans not previously approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	968,761	$7.96	1,217,239
Equity compensation plans not approved by security holders (2)	66,333	$14.91	—

Total	1,035,094	$8.41	1,217,239

(1)	Consists of stock options issuable under the Amended and Restated 2008 Stock Omnibus Equity Compensation Plan.

(2)	Pursuant to the terms of the Gold Employment Letter, Dr. Gold received options to purchase 36,730 shares of MEI Pharma’s common stock in two separate tranches. The first tranche of options to purchase 18.365 shares of common stock of MEI Pharma was granted to Dr. Gold upon his appointment as President and Chief Executive Officer on April 23, 2010, with an exercise price per share equal to the closing price of MEI Pharma’s common stock on April 23, 2010. The second tranche of options to purchase 18,365 shares of common stock of MEI Pharma was granted to Dr. Gold on June 7, 2010, which date was no later than thirty (30) days following the public release of MEI Pharma’s Ovature study results, in accordance with the terms of the Gold Employment Letter. Of these two tranches of options, 25% will vest one year from the effective date of the Gold Employment Letter and, thereafter, the remaining 75% of Dr. Gold’s options will vest in equal monthly installments over the following thirty-six (36) months. In the event of a Change in Control of MEI Pharma, as defined in the Gold Employment Letter, Dr. Gold’s options will become fully vested. Dr. Mass received options to purchase 29,603 shares of MEI Pharma’s common stock, with an exercise price per share equal to the closing price of MEI Pharma’s common stock on June 1, 2011 pursuant to the terms and conditions of the Mass Employment Letter and the applicable stock option grant agreement. Of Dr. Mass’s options, 25% will vest one year from the effective date of the Mass Employment Letter and, thereafter, the remaining 75% of Dr. Mass’s options will vest in equal monthly installments over the following thirty-six (36) months. In the event of a Change in Control of MEI Pharma, as defined in the Mass Employment Letter, Dr. Mass’s options will become fully vested. These option grants took place outside of the Amended and Restated 2008 Stock Omnibus Equity Compensation Plan.

Item 13. Certain Relationships and Related Transactions

The agreements we have entered into with our former parent corporation Novogen are each summarized below. Novogen was our majority shareholder from our inception through December 3, 2012. On such date, Novogen completed the distribution of substantially all of its MEI Pharma common stock to its shareholders. As Novogen was our parent corporation, each of our agreements with Novogen is considered a related party transaction. Our Code of Business Conduct and Ethics provides that our Audit Committee, which is composed of independent directors in accordance with both Nasdaq and SEC guidelines, review and approve all related party transactions. As such, each of these agreements were reviewed and approved by the majority of the members of our Audit Committee who did not have an interest in the transactions. We believe that each of our executed agreements with Novogen was on terms as favorable to us as we could have obtained from unaffiliated third parties. The descriptions below are only a summary of what we believe are the material provisions of the agreements.

Securities Subscription Agreements

On September 27, 2011, we entered into a Securities Subscription Agreement with Novogen, pursuant to which we sold to Novogen 222,222 shares of our common stock, at a purchase price of $9.00 per share, for proceeds of $2,000,000. The offering closed on September 29, 2011. On December 28, 2011, we entered into a Securities Subscription Agreement with Novogen, pursuant to which we sold to Novogen 323,625 shares of our common stock, at a purchase price of $6.18 per share, for proceeds of $2,000,000. The offering closed on December 29, 2011.

Rights Offering

In March 2012, we distributed one subscription right for each share of common stock and each Series A warrant exercisable for a share of common stock to holders of record as of March 30, 2012. Each subscription right entitled the holder to purchase one Unit, which consisted of 0.0833 shares of our common stock and a warrant representing the right to purchase 0.04167 shares of our common stock. In connection with the rights offering, Novogen purchased 8,988,675 units consisting of 749,056 shares of common stock and warrants to purchase an additional 374,528 shares of common stock. The warrants are exercisable for a five-year period beginning on May 11, 2012 at an exercise price of $7.14 per share.

Waiver Agreement

On December 5, 2012, we entered into an agreement (the “Waiver Agreement”) with Novogen and Novogen Research Pty Limited, a wholly-owned subsidiary of Novogen (together, the “Novogen Parties”), Graham Kelly, an individual, and Andrew Heaton, an individual, pursuant to which we granted a limited waiver with respect to certain non-compete provisions contained in the Asset Purchase Agreement dated as of December 20, 2010, between us and the Novogen Parties. In consideration of our grant of the limited waiver, upon the execution of the Waiver Agreement, Novogen surrendered to us for cancellation warrants held by Novogen for the purchase of 166,666 shares of Common Stock.

Item 14. Principal Accountant Fees and Services

Audit Fees

During the fiscal year ended June 30, 2013, we incurred aggregate audit fees of $128,400 to BDO USA, LLP (“BDO USA”). Audit fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our Quarterly Reports on Form 10-Q and audit services provided in connection with other statutory and regulatory filings, including providing consents for inclusion of their opinion in registration statements filed with the Securities and Exchange Commission.

During the fiscal year ended June 30, 2012, we incurred aggregate audit fees of $107,900 to BDO USA and $25,200 to BDO Audit (NSW-VIC) Pty Ltd (“BDO Audit”).

Audit-related Fees

No audit-related fees were paid to BDO USA or BDO Audit during the fiscal years ended June 30, 2013 and 2012.

Tax Fees

During the fiscal year ended June 30, 2013, we incurred aggregate tax fees of $8,400 to BDO USA . Tax fees comprise fees for professional services related to tax compliance and advice.

During the fiscal year ended June 30, 2012, we incurred aggregate tax fees of $9,700 to BDO USA and $6,000 to BDO Audit, respectively.

Other Fees

No other fees were paid to BDO USA or BDO Audit during the fiscal years ended June 30, 2013 and 2012.

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

3. Exhibits

Exhibit Index

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129)).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2010 (File No. 000-50484)).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2012
(File No. 000-50484)).

3.4	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 (File No. 000-50484)).

3.5	Certificate of Designation of Series A Convertible Preferred Stock of Marshall Edwards, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2011 (File No. 000-50484))

3.6	Certificate of Designation of Series B Preferred Stock of Marshall Edwards, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2011 (File No. 000-50484))

3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 19, 2012 (File No. 000-50484)).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on October 31, 2003 (Reg. No. 333-109129)).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed on August 9, 2006 (Reg. No. 333-136440).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed on September 27, 2007 (File No. 000-50484)).

4.4	Form of Warrant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 12, 2006 (File No. 000-50484)).

4.5	Warrant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007 (File No. 000-50484)).

4.6	Amended and Restated Warrant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on September 27, 2007 (File No. 000-50484)).

4.7	Form of Warrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 12, 2006 (File No. 000-50484)).

4.8	Form of Warrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007 (File No. 000-50484)).

4.9	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on September 27, 2007 (File No. 000-50484)).

4.10	Warrant dated July 30, 2008 issued to Mr John O’Connor (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2008 (File No. 000-50484)).

4.11	Form of Amended and Restated Series A and Series B Warrants (incorporated by reference to Exhibits 4.1 and 4.2 to the Registrant’s Current Report on Form 8-K filed on September 29, 2011
(File No. 000-50484)).

4.12	Form of Subscription Agent Agreement between Marshall Edwards, Inc. and Computershare, Inc. (incorporated by reference to Exhibit 4.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

4.13	Form of Information Agent Agreement between the Company and Georgeson, Inc. (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

4.14	Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.14 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 20, 2012
(File No. 333-179590)).

4.15	Form of Warrant Agreement between the Company and Computershare, Inc. (incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

4.16	Form of Warrant (incorporated by reference to Exhibit 4.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

4.17	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2012 (File No. 000-50484)).

10.1	Employment letter dated April 23, 2010, between Marshall Edwards, Inc. and Daniel Gold (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2010 (File No. 000-50484)).

10.2	Employment letter dated June 18, 2010, between Marshall Edwards, Inc. and Thomas Zech (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2010 (File No. 000-50484)).

10.3	Employment letter dated June 1, 2011, between Marshall Edwards, Inc. and Robert D. Mass (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011 (File No. 000-50484)).

10.4	Registration Rights Agreement, dated July 11, 2006 by and among Marshall Edwards, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 12, 2006 (File No. 000-50484)).

10.5	Registration Rights Agreement, dated as of August 6, 2007 by and among Marshall Edwards, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007 (File No. 000-50484)).

10.6	Registration Rights Agreement, dated as of September 26, 2007 by and among Marshall Edwards, Inc. and Blue Trading, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on September 27, 2007 (File No. 000-50484)).

10.7	Amended & Restated Registration Rights Agreement, dated as of May 16, 2011, between Marshall Edwards, Inc. and certain investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 16, 2011 (File No. 000-50484).

10.8	MEI Pharma, Inc. Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 29, 2013 (File No. 000-50484)).

10.9	Asset Purchase Agreement, dated as of December 21, 2010, between Marshall Edwards, Inc. and Novogen Limited and Novogen Pty Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2010 (File No. 000-50484)).

10.10	At Market Issuance Sales Agreement, dated February 7, 2011, between Marshall Edwards, Inc. and McNicoll, Lewis & Vlak LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 7, 2011 (File No. 000-50484)).

10.11	Stock Purchase Agreement, dated March 17, 2011, between Marshall Edwards, Inc. and Ironridge Global IV, Ltd., including the form of Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock attached as Exhibit 4 thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2011
(File No. 000-50484)).

10.12	Amended and Restated Securities Purchase Agreement, dated as of May 16, 2011, between Marshall Edwards, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2011 (File No. 000-50484)).

10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2011 (File No. 000-50484)).

10.14	Securities Subscription Agreement, dated as of September 27, 2011, between Marshall Edwards, Inc. and Novogen Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 29, 2011 (File No. 000-50484)).

10.15	Securities Subscription Agreement, dated as of December 28, 2011, between Marshall Edwards, Inc. and Novogen Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2011 (File No. 000-50484)).

10.16	Letter, dated September 28, 2011, from Novogen Limited to Marshall Edwards, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 29, 2011 (File No. 000-50484)).

10.17	Form of Supplemental Agreement between Marshall Edwards, Inc. and each of the investors party to that certain Amended and Restated Securities Purchase Agreement, dated as of May 16, 2011, by and among Marshall Edwards, Inc. and such investors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 29, 2011 (File No. 000-50484)).

10.18	Asset Purchase Agreement, dated as of August 7, 2012, between MEI Pharma, Inc. and S*Bio Pte Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2012 (File No. 000-50484)).

10.19	Form of Registration Rights Agreement between the Company and S*Bio Pte Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2012 (File No. 000-50484)).

10.20**	License Agreement, dated September 28, 2012, between Cydex Pharmaceuticals, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2012 (File No. 000-50484)).

10.21**	Supply Agreement, dated September 28, 2012, between Cydex Pharmaceuticals, Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2012 (File No. 000-50484)).

10.22	Securities Purchase Agreement, dated as of November 4, 2012, by and among the Company, Vivo Ventures Fund VII, L.P., Vivo Ventures VII Affiliates Fund, L.P., and New Leaf Ventures II, L.P., and certain other accredited investors identified in Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2012
(File No. 000-50484)).

10.23	Form of Governance Agreement between the Company and Vivo Ventures Fund VII, L.P., Vivo Ventures VII Affiliates Fund, L.P., and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 5, 2012
(File No. 000-50484)).

10.24	Form of Registration Rights Agreement between the Company and Vivo Ventures Fund VII, L.P., Vivo Ventures VII Affiliates Fund, L.P., and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 5, 2012 (File No. 000-50484)).

10.25	Agreement, dated December 5, 2012, between MEI Pharma, Inc., Novogen Limited, Novogen Research Pty Ltd., Graham Kelly and Andrew Heaton (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 7, 2012 (File No. 000-50484)).

23.1	Consent of BDO USA LLP*

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(*)	Filed herewith.

(**)	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 17, 2013.

MEI PHARMA, INC. A Delaware Corporation

By:	/s/ Daniel P. Gold
Daniel P. Gold Chief Executive Offer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 17, 2013.

Signatures		Title

By:	/s/ Daniel P. Gold Daniel P. Gold	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Thomas M. Zech Thomas M. Zech	Secretary, Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Christine A. White Christine A. White	Lead Director

By:	/s/ Leah Rush Cann Leah Rush Cann	Director

By:	/s/ William D. Rueckert William D. Rueckert	Director

By:	/s/ Charles V. Baltic Charles V. Baltic	Director

By:	/s/ Thomas C. Reynolds Thomas C. Reynolds	Director

By:	/s/ Nicholas R. Glover Nicholas Glover	Director