Form 10-K/A
period 2013-06-30
MEI Pharma, Inc.
filed 2013-09-27
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, that was filed with the Securities and Exchange Commission (“SEC”) on September 18, 2013 (the “Original Filing”). We are filing this Amendment solely to correct certain biographical information under Part III., Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth in Part III below, no other changes are made to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Throughout this report, references to the “Company”, “we”, “our”, or “us” refer to MEI Pharma, Inc. and our former wholly owned subsidiary Marshall Edwards Pty Ltd. (“MEPL”), which was dissolved in April 2012.

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

Robert D. Mass, M.D., age 59, Chief Medical Officer

Dr. Mass has been Chief Medical Officer since June 2011. Dr. Mass has more than 20 years of experience as a medical oncologist in both clinical practice and clinical drug development. He held a number of leadership positions at Genentech from 1998 to 2009, most recently as Head of Medical Affairs, BioOncology, a position created to strategically integrate and optimize all of the non-sponsored clinical programs within the company’s oncology portfolio. He also served on the Executive Development Review Committee at Genentech, which was responsible for the review and approval of all sponsored clinical programs across the company’s therapeutic portfolio. Previously he served as clinical science leader for Herceptin from 1999 to 2002, Tarceva from 2002 to 2003, and Avastin, currently the leading oncology therapeutic worldwide, from 2003 to 2007. Prior to joining Genentech, he practiced Hematology and Medical Oncology from 1988 to 1998. After leaving Genentech, Dr. Mass served as a consultant for several oncology companies, including, MEI Pharma from October 2010 until his appointment as Chief Medical Officer in June 2011. Dr. Mass also currently consults for Stem CentRx, Inc., a privately held biotechnology company, on a part-time basis, as its acting Chief Medical Officer. Dr. Mass earned his bachelor’s degree in economics from Tufts University and his medical degree from Oregon Health & Science University. He completed his residency training in Internal Medicine and a fellowship in Hematology and Medical Oncology at the University of California-San Francisco and is certified by the American Board of Internal Medicine in both Internal Medicine and Medical Oncology.

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

3. Exhibits

Exhibit Index

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129)).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2010 (File No. 000-50484)).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2012
(File No. 000-50484)).

3.4	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 (File No. 000-50484)).

3.5	Certificate of Designation of Series A Convertible Preferred Stock of Marshall Edwards, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2011 (File No. 000-50484))

3.6	Certificate of Designation of Series B Preferred Stock of Marshall Edwards, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2011 (File No. 000-50484))

3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 19, 2012 (File No. 000-50484)).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on October 31, 2003 (Reg. No. 333-109129)).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed on August 9, 2006 (Reg. No. 333-136440).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed on September 27, 2007 (File No. 000-50484)).

4.4	Form of Warrant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 12, 2006 (File No. 000-50484)).

4.5	Warrant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007 (File No. 000-50484)).

4.6	Amended and Restated Warrant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on September 27, 2007 (File No. 000-50484)).

4.7	Form of Warrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 12, 2006 (File No. 000-50484)).

4.8	Form of Warrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007 (File No. 000-50484)).

4.9	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on September 27, 2007 (File No. 000-50484)).

4.10	Warrant dated July 30, 2008 issued to Mr John O’Connor (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2008 (File No. 000-50484)).

4.11	Form of Amended and Restated Series A and Series B Warrants (incorporated by reference to Exhibits 4.1 and 4.2 to the Registrant’s Current Report on Form 8-K filed on September 29, 2011
(File No. 000-50484)).

4.12	Form of Subscription Agent Agreement between Marshall Edwards, Inc. and Computershare, Inc. (incorporated by reference to Exhibit 4.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

4.13	Form of Information Agent Agreement between the Company and Georgeson, Inc. (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

4.14	Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.14 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 20, 2012
(File No. 333-179590)).

4.15	Form of Warrant Agreement between the Company and Computershare, Inc. (incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

4.16	Form of Warrant (incorporated by reference to Exhibit 4.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

4.17	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2012 (File No. 000-50484)).

10.1	Employment letter dated April 23, 2010, between Marshall Edwards, Inc. and Daniel Gold (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2010 (File No. 000-50484)).

10.2	Employment letter dated June 18, 2010, between Marshall Edwards, Inc. and Thomas Zech (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2010 (File No. 000-50484)).

10.3	Employment letter dated June 1, 2011, between Marshall Edwards, Inc. and Robert D. Mass (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011 (File No. 000-50484)).

10.4	Registration Rights Agreement, dated July 11, 2006 by and among Marshall Edwards, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 12, 2006 (File No. 000-50484)).

10.5	Registration Rights Agreement, dated as of August 6, 2007 by and among Marshall Edwards, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007 (File No. 000-50484)).

10.6	Registration Rights Agreement, dated as of September 26, 2007 by and among Marshall Edwards, Inc. and Blue Trading, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on September 27, 2007 (File No. 000-50484)).

10.7	Amended & Restated Registration Rights Agreement, dated as of May 16, 2011, between Marshall Edwards, Inc. and certain investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 16, 2011 (File No. 000-50484).

10.8	MEI Pharma, Inc. Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 29, 2013 (File No. 000-50484)).

10.9	Asset Purchase Agreement, dated as of December 21, 2010, between Marshall Edwards, Inc. and Novogen Limited and Novogen Pty Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2010 (File No. 000-50484)).

10.10	At Market Issuance Sales Agreement, dated February 7, 2011, between Marshall Edwards, Inc. and McNicoll, Lewis & Vlak LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 7, 2011 (File No. 000-50484)).

10.11	Stock Purchase Agreement, dated March 17, 2011, between Marshall Edwards, Inc. and Ironridge Global IV, Ltd., including the form of Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock attached as Exhibit 4 thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2011
(File No. 000-50484)).

10.12	Amended and Restated Securities Purchase Agreement, dated as of May 16, 2011, between Marshall Edwards, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2011 (File No. 000-50484)).

10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2011 (File No. 000-50484)).

10.14	Securities Subscription Agreement, dated as of September 27, 2011, between Marshall Edwards, Inc. and Novogen Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 29, 2011 (File No. 000-50484)).

10.15	Securities Subscription Agreement, dated as of December 28, 2011, between Marshall Edwards, Inc. and Novogen Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2011 (File No. 000-50484)).

10.16	Letter, dated September 28, 2011, from Novogen Limited to Marshall Edwards, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 29, 2011 (File No. 000-50484)).

10.17	Form of Supplemental Agreement between Marshall Edwards, Inc. and each of the investors party to that certain Amended and Restated Securities Purchase Agreement, dated as of May 16, 2011, by and among Marshall Edwards, Inc. and such investors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 29, 2011 (File No. 000-50484)).

10.18	Asset Purchase Agreement, dated as of August 7, 2012, between MEI Pharma, Inc. and S*Bio Pte Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2012 (File No. 000-50484)).

10.19	Form of Registration Rights Agreement between the Company and S*Bio Pte Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2012 (File No. 000-50484)).

10.20**	License Agreement, dated September 28, 2012, between Cydex Pharmaceuticals, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2012 (File No. 000-50484)).

10.21**	Supply Agreement, dated September 28, 2012, between Cydex Pharmaceuticals, Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2012 (File No. 000-50484)).

10.22	Securities Purchase Agreement, dated as of November 4, 2012, by and among the Company, Vivo Ventures Fund VII, L.P., Vivo Ventures VII Affiliates Fund, L.P., and New Leaf Ventures II, L.P., and certain other accredited investors identified in Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2012
(File No. 000-50484)).

10.23	Form of Governance Agreement between the Company and Vivo Ventures Fund VII, L.P., Vivo Ventures VII Affiliates Fund, L.P., and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 5, 2012
(File No. 000-50484)).

10.24	Form of Registration Rights Agreement between the Company and Vivo Ventures Fund VII, L.P., Vivo Ventures VII Affiliates Fund, L.P., and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 5, 2012 (File No. 000-50484)).

10.25	Agreement, dated December 5, 2012, between MEI Pharma, Inc., Novogen Limited, Novogen Research Pty Ltd., Graham Kelly and Andrew Heaton (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 7, 2012 (File No. 000-50484)).

23.1	Consent of BDO USA LLP†

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)*

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

(†)	Previously filed.

(*)	Filed herewith.

(**)	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 2013.

MEI PHARMA, INC. A Delaware Corporation

By:	/s/ Daniel P. Gold
Daniel P. Gold Chief Executive Offer