Form 10-Q
period 2013-09-30
MEI Pharma, Inc.
filed 2013-11-08
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 6, 2013, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 21,493,405.

MEI PHARMA, INC.

		Page
PART I	FINANCIAL INFORMATION

Item 1:	Financial Statements

	Balance Sheets as of September 30, 2013 (unaudited) and June 30, 2013	3

	Statements of Operations (unaudited) for the three months ended September 30, 2013 and 2012 and for the period from December 1, 2000 (inception) through September 30, 2013	4

	Statements of Cash Flows (unaudited) for the three months ended September 30, 2013 and 2012 and for the period from December 1, 2000 (inception) through September 30, 2013	5

	Notes to Financial Statements (unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4:	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 6:	Exhibits	17

SIGNATURES		18

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MEI PHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2013	June 30, 2013
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$31,504	$35,573
Prepaid expenses and other current assets	602	456

Total current assets	32,106	36,029
Intangible assets, net	461	470
Property and equipment, net	50	48

Total assets	$32,617	$36,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$557	$537
Accrued liabilities	908	1,138

Total current liabilities	1,465	1,675

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized; 17,116,662 shares and 17,116,571 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	—	—
Additional paid-in-capital	132,345	131,169
Deficit accumulated during the development stage	(101,193)	(96,297)

Total stockholders’ equity	31,152	34,872

Total liabilities and stockholders’ equity	$32,617	$36,547

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Period from December 1, 2000 (Inception) through September 30,
	2013	2012	2013
Operating expenses:
Research and development	$(3,102)	$(1,552)	$(53,290)
License fees	—	—	(21,500)
General and administrative	(1,811)	(914)	(29,719)

Total operating expenses	(4,913)	(2,466)	(104,509)

Loss from operations	(4,913)	(2,466)	(104,509)

Other income (expense):
Interest and dividend income	18	3	2,954
Fair value of derivative liabilities in excess of proceeds	—	—	(508)
Adjustments to fair value of derivative liabilities	—	—	1,188
Financing costs	—	—	(406)
Gain on sale of investment	—	—	100
Income tax expense	(1)	(1)	(12)

Net loss arising during development stage	$(4,896)	$(2,464)	$(101,193)

Net loss per share, basic and diluted	$(0.29)	$(0.70)

Shares used to calculate net loss per share	17,116,611	3,499,475

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Period from December 1, 2000 (Inception) through September 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss arising during the development stage	$(4,896)	$(2,464)	$(101,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,176	90	5,473
Fair value of derivative liabilities in excess of proceeds	—	—	508
Gain on adjustment to fair value of derivative liabilities	—	—	(1,188)
Financing costs	—	—	406
Depreciation and amortization	13	8	84
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(146)	23	(602)
Accounts payable	20	(61)	557
Accrued liabilities	(230)	(83)	908

Net cash used in operating activities	(4,063)	(2,487)	(95,047)

Cash flows from investing activities:
Purchases of property and equipment	(6)	(2)	(95)

Net cash used in investing activities	(6)	(2)	(95)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	—	126,387
Net proceeds from issuance of preferred stock	—	—	665
Financing costs	—	—	(406)

Net cash provided by financing activities	—	—	126,646

Net increase (decrease) in cash and cash equivalents	(4,069)	(2,489)	31,504
Cash and cash equivalents at beginning of the period	35,573	6,202	—

Cash and cash equivalents at end of the period	$31,504	$3,713	$31,504

Supplemental cash flow information:
Issuance of common stock for purchase of intellectual property	$—	$500	$500

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

The Company’s business purpose is the development of drugs for the treatment of cancer. The Company is principally focused on the clinical development of its lead drug candidate, Pracinostat, which it is currently investigating in Phase II clinical trials. Pracinostat is an orally available histone deacetylase (HDAC) inhibitor that is currently being developed for advanced hematologic diseases such as myelodysplastic syndrome (MDS) and acute myeloid leukemia (AML). In August 2012, the Company completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*Bio Pte Ltd (“S*Bio”). The Company’s clinical development pipeline also includes two isoflavone-based drug candidates, ME-344 and ME-143. ME-344 and ME-143 are derived from an isoflavone technology platform that has generated a number of compounds with anti-tumor activity in laboratory studies. These compounds have been shown to interact with specific targets resulting in the inhibition of tumor metabolism, a function critical for cancer cell survival. Results from a Phase I clinical trial of ME-344 in patients with refractory solid tumors were presented in October 2013 and the Company is now preparing for a Phase Ib trial in small cell lung cancer and ovarian cancer. In addition, in September 2013, the Company acquired PWT143, an oral inhibitor of phosphatidylinositide 3-kinase (PI3K) delta, a molecular target that has been shown to play a critical role in the proliferation and survival of hematologic cancer cells. The Company has commenced pre-clinical work to support the filing of an Investigational New Drug application for PWT143 by the end of 2014.

Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended June 30, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 18, 2013. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company has evaluated subsequent events through the date the financial statements were issued.

Reverse Stock Split

On December 18, 2012, the Company effected a 1-for-6 reverse stock split (the “2012 Reverse Stock Split”) of the Company’s common stock. As a result of the 2012 Reverse Stock Split, every six shares of the Company’s issued and outstanding common stock were combined into one share of common stock. The 2012 Reverse Stock Split did not change the number of authorized shares of the Company’s common stock. All financial data and share information in this quarterly report is presented on an as-adjusted basis to give effect to the 2012 Reverse Stock Split.

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

Intangible Assets

Intangible assets consist of patents acquired from S*BIO in August 2012, relating to a family of heterocyclic compounds that inhibit HDACs. Capitalized amounts are amortized on a straight-line basis over the expected life of the intellectual property of 14 years from the date of acquisition. The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. Results of operations for the three months ended September 30, 2013 do not reflect any write-downs associated with the potential impairment of intangible assets.

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

Share-based Compensation

The Company’s Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (the Plan) provides for the grant of stock options, restricted stock units (RSUs), and other stock-based or stock-denominated awards. The maximum number of shares of common stock issuable under the Plan is 2,186,000 shares, of which 891,884 shares were available for awards as of September 30, 2013.

The fair value of each stock option granted is estimated on the grant date under the fair value method using a binomial valuation model. The RSU equity awards are measured using the grant date fair value of the Company’s common stock. The estimated fair values of the stock options and RSUs, including the effect of estimated forfeitures, are expensed over the vesting period.

The Company recognized share-based compensation expenses of $1,176,000 and $90,000 during the three months ended September 30, 2013 and 2012, respectively.

Interest and Dividend Income

Interest on cash balances is recognized when earned. Dividend income is recognized when the right to receive the payment is established.

Income Taxes

The Company’s income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2013 and June 30, 2013, the Company has established a valuation allowance to fully reserve its net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if management believes it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of September 30, 2013.

2. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three months ended September 30, 2013 and 2012. Because the Company is in a net loss position, it has excluded stock options, RSUs, warrants, and convertible preferred stock from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. As of September 30, 2013 and 2012, the number of securities excluded from the computation of diluted net loss per share totaled approximately 6,421,590 and 1,938,294, respectively.

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

The Company leases approximately 6,200 square feet of office space at a monthly rental rate of $17,014 to $18,252 during the term of the lease, through June 2015.

Asset Purchase Agreement

On August 7, 2012, the Company entered into a definitive asset purchase agreement with S*Bio, pursuant to which the Company agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. On August 22, 2012, the Company completed the asset purchase and issued 195,756 shares of common stock to S*Bio. The Company has also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus shares of the Company’s common stock having a value of $500,000 will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. S*Bio will be entitled to receive certain contingent earnout payments based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis. As of September 30, 2013, the Company has not accrued any amounts for potential future payments.

License Agreement

On September 28, 2012, the Company entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s two isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage on future sales of the Company’s approved drugs utilizing Captisol. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of September 30, 2013, the Company has not accrued any amounts for potential future payments.

4. Related Party Transactions

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

5. Stockholders’ Equity

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

Private Placement

On December 18, 2012, the Company completed the sale (the “December 2012 private placement”) of 9,166,665 shares of common stock and warrants to purchase an additional 6,416,665 shares of common stock for an aggregate offering price of $27.5 million, pursuant to the terms of the Securities Purchase Agreement, dated November 4, 2012, between the Company and certain accredited investors identified therein. The Company received net proceeds of $25.3 million associated with the Private Placement. In the period from December 2012 through September 2013, the investors exercised, on a cashless basis, warrants representing the right to purchase 1,890,304 shares of common stock. The Company issued 1,383,959 shares of common stock in conjunction with the exercise of the warrants.

Warrants

As of September 30, 2013, there were outstanding warrants to purchase 319,059 shares of the Company’s common stock at an exercise price of $7.14 per share, which expire in May 2017, issued in conjunction with the Rights Offering; outstanding Series A warrants and warrants issued to the Company’s placement agent for the May 2011 private placement to purchase up to 215,721 shares of common stock at an exercise price of $6.00 per share, which expire in November 2016, and warrants to purchase 4,526,361 shares of the Company’s common stock at an exercise price of $3.12 per share, which expire in December 2017, issued in conjunction with the December 2012 private placement.

Stock Compensation

The Company uses equity-based compensation programs to provide long-term performance incentives for its employees. These incentives consist primarily of stock options and restricted stock units (RSUs). Under the Company’s Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (the “Plan”), 2,186,000 shares of common stock are authorized for issuance. The Plan provides for the grant of options and/or other stock-based or stock-denominated awards to the Company’s non-employee directors, officers, employees and advisors.

Stock Options

As of September 30, 2013 there were options outstanding to purchase 960,449 shares of common stock at exercise prices ranging from $2.76 to $37.80 per share. The outstanding options expire at various dates in calendar years 2014 through 2018.

The fair value of each stock option granted is estimated on the grant date under the fair value method using a binomial valuation model. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the vesting period. To calculate these fair values, the following assumptions were used:

	Three months ended September 30,
	2013	2012
Risk-free interest rate	1.40% - 1.60%	.64% - 71%
Expected life	5 years	5 years
Expected volatility	156% - 158%	153% - 155%
Dividend yield	0%	0%
Weighted-average grant date fair value	$6.68	$2.76

Stock option activity for the three months ended September 30, 2013 was as follows:

	Stock options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at June 30, 2013	635,094	$8.26	4.1	$1,934,000
Options granted	325,355	$7.39	4.8	$1,583,000
Options forfeited or expired	—	$0.00	—	$—

Outstanding at September 30, 2013	960,449	$7.98	4.2	$3,517,000
Exercisable at September 30, 2013	183,841	$9.56	3.0	$603,000

Unrecognized compensation expense related to non-vested stock options totaled $3,896,000 as of September 30, 2013. Such compensation expense is expected to be recognized over a weighted-average period of 3.4 years.

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

The fair value of the RSUs on the date of grant was $3,452,000. The grant date fair value per unit was $8.63. As of September 30, 2013, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was approximately $2,631,000 and is expected to be recognized over approximately 2.9 years.

6. Subsequent Events

On October 30, 2013, the Company completed an underwritten public offering of 4,375,000 shares of its common stock at a price per share of $8.00 pursuant to a “shelf” registration statement previously filed and declared effective by the Securities and Exchange Commission for gross proceeds of $35 million, before underwriters’ discount and expenses. The Company plans to use the net proceeds of the offering, together with other available funds, to progress the development programs for Pracinostat, ME-344 and PWT143, and for other general corporate purposes.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement About Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, as amended, and elsewhere in this report, including, among other things:

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

These risks are not exhaustive. Other sections of this report and our other filings with the Securities and Exchange Commission include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

We are a development-stage oncology company focused on the clinical development of novel therapies for cancer. Our common stock is listed on the Nasdaq Capital Market under the symbol “MEIP”. We were incorporated in Delaware in 2000 as a wholly owned subsidiary of Novogen Limited (“Novogen”). In December 2012, Novogen distributed to its shareholders substantially all of its MEI Pharma common stock.

Our business purpose is the development of drugs for the treatment of cancer. We are principally focused on the clinical development of our lead drug candidate, Pracinostat, which we are currently investigating in Phase II clinical trials. Pracinostat is an orally available histone deacetylase (HDAC) inhibitor that is currently being developed for advanced hematologic diseases such as myelodysplastic syndrome (MDS) and acute myeloid leukemia (AML). In August 2012, we completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*Bio Pte Ltd (“S*Bio”). Our clinical development pipeline also includes two isoflavone-based drug candidates, ME-344 and ME-143. ME-344 and ME-143 are derived from an isoflavone technology platform that has shown promising anti-tumor activity in laboratory studies. These compounds have been shown to interact with specific targets resulting in the inhibition of tumor metabolism, a function critical for cancer cell survival. Results from a Phase I clinical trial of ME-344 in patients with refractory solid tumors were presented in October 2013 and we are now preparing for a Phase Ib trial in small cell lung cancer and ovarian cancer. In addition, in September 2013, we acquired PWT143, an oral inhibitor of phosphatidylinositide 3-kinase (PI3K) delta, a molecular target that has been shown to play a critical role in the proliferation and survival of hematologic cancer cells. We have commenced pre-clinical work to support the filing of an Investigational New Drug application for PWT143 by the end of 2014.

We own exclusive worldwide rights to all of our drug candidates, including Pracinostat, ME-344, ME-143 and PWT143.

As of September 30, 2013, our existing cash balances were approximately $31.5 million. We believe that our existing cash balances, including net proceeds of approximately $32.7 million from the underwritten public offering that closed on October 30, 2013, will be sufficient to fund our operations through calendar year 2015. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. In any event, at some point in the future we may pursue one or more additional capital raising transactions, whether through the sale of equity securities or the entry into strategic partnerships.

Clinical Product Development Programs

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

Pracinostat has been tested in multiple Phase I and Phase II clinical trials in advanced hematologic malignancies, such as MDS, AML and myelofibrosis, as well as in solid tumor indications in both adult and pediatric patients. Pracinostat has been generally well tolerated in more than 200 patients to date, with readily manageable side effects often associated with drugs of this class, the most frequent of which is fatigue. The results of these studies also suggest that Pracinostat has potential best-in-class pharmacokinetic properties when compared to other oral HDAC inhibitors, including the late-stage drug candidate, Panobinostat, as well as the approved drug, Zolinza® (vorinostat).

Pracinostat has demonstrated clinical evidence of single-agent activity in patients with AML and myelofibrosis. In a Phase I dose-escalation trial in patients with AML, 14% of evaluable patients (two out of 14) achieved a complete response (CR), with the responses enduring for more than 206 and 362 days, respectively. These results were presented at the American Society of Hematology (ASH) Annual Meeting in December 2010. In a Phase II clinical trial in intermediate or high-risk myelofibrosis, 36% of patients (eight of 22) demonstrated clinical response from Pracinostat treatment, with 9% of patients (two out of 22) having a clinical improvement (anemia response) and 27% (six of 22) experiencing some reduction in splenomegaly. These results were published in the September 2012 issue of Leukemia Research.

Pracinostat has also shown evidence of synergistic activity when used in combination with the hypomethylating agent, Vidaza® (azacitidine), in patients with advanced MDS. Results from a pilot Phase II trial presented at the ASH Annual Meeting in December 2012 showed an overall response rate (CR+CRi+PR) of 89% (eight out of nine) among the nine patients treated at the MD Anderson Cancer Center. An additional patient treated at the University of Wisconsin-Madison achieved a complete response, increasing the overall response rate in the trial to 90% (nine out of 10). The combination of Pracinostat and Vidaza was well tolerated in the study. The most frequent side effects were nausea and fatigue.

In June 2013, we initiated a double-blinded, placebo-controlled Phase II clinical trial of Pracinostat in combination with Vidaza in intermediate-2 or high-risk patients with previously untreated MDS. The multicenter trial is expected to enroll 100 patients with a one-to-one randomization. Completion of enrollment is anticipated by June 2014 with topline data expected in December 2014. The primary endpoint of the study is complete remission (CR). Secondary endpoints include overall response rate (CR+CRi+PR), hematologic improvement, duration of response, progression-free survival, rate of leukemic transformation, overall survival and safety.

In addition, we are preparing to conduct two open-label Phase II trials of Pracinostat: one in combination with Vidaza in elderly patients with AML who are not suited for intensive chemotherapy and the other in combination with Vidaza or Dacogen® (decitabine) in refractory MDS patients taking a hypomethylating agent.

NADH Oxidase Drug Candidate: ME-143

ME-143 is our next-generation NADH oxidase inhibitor drug candidate. The first-generation compound, Phenoxodiol, was administered to more than 400 patients in clinical studies via oral or intravenous routes. In a Phase II clinical trial of intravenously administered Phenoxodiol in combination with platinum-based chemotherapy in women with recurrent ovarian cancer, a clinical response was observed in 19% of patients (three out of 16). These results were published in the May 2011 issue of International Journal of Gynecological Cancer. However, in a subsequent Phase III trial of orally administered Phenoxodiol in combination with platinum-based chemotherapy, only one out of 142 women with recurrent ovarian cancer achieved a clinical response, suggesting that inefficient levels of active drug are achieved when Phenoxodiol is administered orally. ME-143 has demonstrated superior anti-tumor activity against a number of tumor cell lines compared to Phenoxodiol in laboratory studies. In addition to broad single-agent activity, ME-143 has also shown a far superior ability to enhance the cytotoxic effects of chemotherapy in pre-clinical studies. Data from a Phase I trial of ME-143 in heavily treated patients with solid refractory tumors showed that the pharmacokinetic profile of intravenous ME-143 resulted in drug levels that were approximately 30 times higher than the exposure achieved in the Phase II trial of intravenous Phenoxodiol. These results were presented at the American Society of Clinical Oncology Annual Meeting in June 2012.

Mitochondrial Inhibitor Drug Candidate: ME-344

ME-344 is our isoflavone-derived mitochondrial inhibitor drug candidate In preclinical studies, ME-344 has been shown to cause caspase-independent cell death in multiple human tumor cell lines, including ovarian cancer stem cells, by interfering with mitochondrial energy generation. In April 2013, Dr. Ayesha Alvero, Yale University School of Medicine, presented data at the American Association for Cancer Research Annual Meeting showing the ability of ME-344 to decrease tumor burden and delay recurrence in a pre-clinical in vivo model of recurrent epithelial ovarian cancer, the most lethal of all gynecological malignancies.

A first-in-human, dose-escalation study of intravenous ME-344 in patients with solid refractory tumors was initiated in April 2012. Enrollment in this study was completed in March 2013. As described in more detail below under “Recent Developments”, results from the trial were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics on October 20, 2013. We are now preparing for a Phase Ib clinical trial of ME-344 in combination with Hycamtin® (topotecan) in small cell lung cancer and ovarian cancer, which we expect to initiate during the second quarter of calendar year 2014.

Recent Developments

On October 20, 2013, results from our first-in-human, single-agent Phase I clinical trial of ME-344 in patients with refractory solid tumors were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. The results indicated that five of 21 evaluable patients treated with ME-344 experienced progression free survival (34 to 61+ weeks) that was at least twice the duration of their last prior treatment before entry into the study. In addition, the presentation highlighted that one of these five patients, a heavily pre-treated patient with small cell lung cancer, achieved a confirmed partial response. This patient and two others remain on study and continue weekly dosing. ME-344 was generally well tolerated at doses equal to or less than 10 mg/kg delivered on a weekly schedule for extended durations. Dose limiting toxicities were observed at both the 15 mg/kg and 20 mg/kg dose levels, consisting primarily of Grade 3 peripheral neuropathy. Other medically significant adverse events observed in single patients included angina and QTc prolongation at the 10 mg/kg dose. See our Current Report on Form 8-K, filed with the SEC on October 21, 2013 for more information.

On September 10, 2013, we announced that we acquired exclusive worldwide rights to PWT143 from Pathway Therapeutics, Inc. for an undisclosed upfront cash payment with no future milestone or royalty obligations. In pre-clinical studies, PWT143 has been found to be a potent and highly selective oral inhibitor of PI3-kinase delta, a molecular target that has been shown to play a critical role in the proliferation and survival of hematologic cancer cells, with evidence of improved activity compared to other PI3-kinase delta inhibitors currently in development. We expect that it will take a minimal investment of resources to complete the required pre-clinical studies necessary for an Investigational New Drug filing, which is anticipated by the end of 2014. We expensed the upfront payment as part of research and development expenses during the quarter ended September 30, 2013.

Relationship with Novogen

Novogen was our majority shareholder from our inception through December 3, 2012. On such date, Novogen completed the distribution of substantially all of its MEI Pharma common stock to its shareholders. Historically, we licensed from Novogen the rights to Novogen’s patents and applications for our lead isoflavone-based drug candidates, as well as other compounds. Additionally, Novogen historically was a source of capital, and provided research and development services and administrative and finance services to us under service agreements. The license agreements with Novogen were terminated in May 2011 in conjunction with our purchase of a portfolio of isoflavone-related assets from Novogen, which we refer to as the “Isoflavone Transaction”. The service agreements were terminated in December 2010.

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

Share-based Compensation

Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, we estimate the grant date fair value using a binomial valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. We estimate our expected future volatility based on our stock’s historical price volatility. Our stock’s future volatility may differ from our estimated volatility at the grant date. For restricted stock units (RSU) equity awards, we estimate the grant date fair value using the Company’s closing common stock price on the date of grant. Share-based compensation recorded in our statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. We recognize the value of the awards on a straight-line basis over the awards’ requisite service periods. The requisite service period is generally the time over which our share-based awards vest.

Results of Operations

Three Months Ended September 30, 2013 and 2012

We incurred losses of $4,896,000 and $2,464,000 for the three months ended September 30, 2013 and 2012, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations or CROs), pre-clinical study costs, costs to manufacture our drug candidates for non-clinical and clinical studies and salaries and other personnel costs. Research and development expenses increased by $1,550,000 to $3,102,000 for the three months ended September 30, 2013 compared to $1,552,000 for the three months ended September 30, 2012. The increase was primarily due to costs associated with drug manufacturing and Phase II clinical trials for Pracinostat, and costs associated with a Phase I clinical trial for ME-344. Additionally, salaries and benefits costs, including share-based compensation, increased due to hiring of additional employees and issuance of additional stock options to research and development personnel. We expect research and development expenses to increase during the fiscal year ending June 30, 2014 related primarily to our Phase II clinical trials for Pracinostat.

General and Administrative: General and administrative expenses increased by $897,000 to $1,811,000 for the three months ended September 30, 2013 compared to $914,000 for the three months ended September 30, 2012. The increase primarily relates to higher levels of salaries and benefits, including share-based compensation of $793,000 for the three months ended September 30, 2013 compared to $65,000 for the three months ended September 30, 2012.

Other income or expense: We received interest on cash and cash equivalents of $18,000 for the three months ended September 30, 2013 compared to $3,000 for the three months ended September 30, 2012. The increase was due to higher cash balances.

Liquidity and Capital Resources

We have accumulated losses of $101 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2013, we had $31.5 million in cash and cash equivalents. We believe that our existing cash balances, including net proceeds of approximately $32.7 million from the underwritten public offering that closed on October 30, 2013, will be sufficient to fund our operations through calendar year 2015. Our current business operations are focused on continuing the clinical development of our lead drug candidate, Pracinostat. Our development pipeline also includes ME-344, ME-143, and PWT143. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operations for the three months ended September 30, 2013 was $4,063,000 compared to $2,487,000 in the three months ended September 30, 2012, due to our net loss resulting from expenses incurred for research and development and general and administrative costs as described above.

There was no cash provided by financing activities during the three months ended September 30, 2013 and September 30, 2012.

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

We lease approximately 6,200 square feet of office space at a monthly rental rate of $17,014 to $18,252 during the term of the lease, through June 2015.

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

Corporate Developments

October 2013 Common Stock Offering

On October 30, 2013, we completed an underwritten registered offering of 4,375,000 shares of our common stock at a price per share of $8.00 pursuant to a “shelf” registration statement previously filed and declared effective by the Securities and Exchange Commission for gross proceeds of $35 million, before underwriters’ discount and expenses. We plan to use the net proceeds of the offering, together with other available funds, to progress the clinical development programs for Pracinostat, ME-344 and PWT143, and for other general corporate purposes.

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Financial Statements- Note 1- Organization and Summary of Significant Accounting Policies”.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market interest rates relates primarily to the investments of cash balances. We have cash reserves held primarily in U.S. dollars and we place funds on deposit with financial institutions and which are readily available.

We do not use derivative financial instruments to hedge our risks related to cash balances. We place our cash deposits with high credit quality financial institutions, and, by policy, limit the amount of credit exposure to any single counter-party. We are adverse to principal loss and we ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We seek to mitigate default risk by depositing funds with high credit quality financial institutions and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any financial institution.

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

Date: November 8, 2013