Form 10-Q
period 2013-12-31
MEI Pharma, Inc.
filed 2014-02-11
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 10, 2014, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 21,495,071.

MEI PHARMA, INC.

		Page

PART I	FINANCIAL INFORMATION

Item 1:	Financial Statements

	Balance Sheets as of December 31, 2013 (unaudited) and June 30, 2013	3

	Statements of Operations (unaudited) for the three months and six months ended December 31, 2013 and 2012 and for the period from December 1, 2000 (inception) through December 31, 2013	4

	Statements of Cash Flows (unaudited) for the six months ended December 31, 2013 and 2012 and for the period from December 1, 2000 (inception) through December 31, 2013	5

	Notes to Financial Statements (unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4:	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 6:	Exhibits	17

SIGNATURES		18

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MEI PHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2013	June 30, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,762	$35,573
Short-term investments	20,001	—

Total cash, cash equivalents and short-term investments	59,763	35,573
Prepaid expenses and other current assets	893	456

Total current assets	60,656	36,029
Intangible assets, net	453	470
Property and equipment, net	46	48

Total assets	$61,155	$36,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$809	$537
Accrued liabilities	1,619	1,138

Total current liabilities	2,428	1,675
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized; 21,495,071 shares and 17,116,571 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	—	—
Additional paid-in-capital	166,244	131,169
Deficit accumulated during the development stage	(107,517)	(96,297)

Total stockholders’ equity	58,727	34,872

Total liabilities and stockholders’ equity	$61,155	$36,547

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,		Period from December 1, 2000 (Inception) through December 31,
	2013	2012	2013	2012	2013
Operating expenses:
Research and development	$(4,400)	$(1,338)	$(7,502)	$(2,890)	$(57,690)
General and administrative	(1,949)	(1,418)	(3,760)	(2,332)	(31,668)
License fees	—	—	—	—	(21,500)

Total operating expenses	(6,349)	(2,756)	(11,262)	(5,222)	(110,858)

Loss from operations	(6,349)	(2,756)	(11,262)	(5,222)	(110,858)
Other income (expense):
Interest and dividend income	25	2	43	5	2,979
Fair value of derivative liabilities in excess of proceeds	—	—	—	—	(508)
Adjustments to fair value of derivative liabilities	—	—	—	—	1,188
Financing costs	—	—	—	—	(406)
Gain on sale of investment	—	—	—	—	100
Income tax expense	—	—	(1)	(1)	(12)

Net loss arising during development stage	$(6,324)	$(2,754)	$(11,220)	$(5,218)	$(107,517)

Net loss per share, basic and diluted	$(0.32)	$(0.50)	$(0.60)	$(1.17)

Shares used to calculate net loss per share	20,067,241	5,455,444	18,591,926	4,477,460

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,		Period from December 1, 2000 (Inception) through December 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss arising during the development stage	$(11,220)	$(5,218)	$(107,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,350	580	6,647
Fair value of derivative liabilities in excess of proceeds	—	—	508
Gain on adjustment to fair value of derivative liabilities	—	—	(1,188)
Financing costs	—	—	406
Depreciation and amortization	24	19	95
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(437)	(51)	(893)
Accounts payable	272	(146)	809
Accrued liabilities	481	169	1,619

Net cash used in operating activities	(8,530)	(4,647)	(99,514)

Cash flows from investing activities:
Purchases of short-term investments	(20,001)	—	(20,001)
Purchases of property and equipment	(5)	(4)	(94)

Net cash used in investing activities	(20,006)	(4)	(20,095)

Cash flows from financing activities:
Net proceeds from issuance of common stock	32,725	25,326	159,112
Net proceeds from issuance of preferred stock	—	—	665
Financing costs	—	—	(406)

Net cash provided by financing activities	32,725	25,326	159,371

Net increase in cash and cash equivalents	4,189	20,675	39,762
Cash and cash equivalents at beginning of the period	35,573	6,202	—

Cash and cash equivalents at end of the period	$39,762	$26,877	$39,762

Supplemental cash flow information:
Issuance of common stock for purchase of intellectual property	$—	$500	$500

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

The Company’s business purpose is the development of drugs for the treatment of cancer. The Company is principally focused on the clinical development of its lead drug candidate, Pracinostat, which it is currently investigating in Phase II clinical trials. Pracinostat is an orally available histone deacetylase (HDAC) inhibitor that is being developed for advanced hematologic diseases such as myelodysplastic syndrome (MDS) and acute myeloid leukemia (AML). In August 2012, the Company completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*Bio Pte Ltd (“S*Bio”). The Company’s clinical development pipeline also includes its isoflavone-based mitochondrial inhibitor drug candidate, ME-344. Results from a Phase I clinical trial of ME-344 in patients with refractory solid tumors were presented in October 2013. The Company plans to initiate a Phase Ib trial of ME-344 in small cell lung cancer and ovarian cancer during the second quarter of calendar year 2014. In September 2013, the Company acquired drug candidate PWT143, an oral inhibitor of phosphatidylinositide 3-kinase (PI3K) delta, a molecular target that has been shown to play a critical role in the proliferation and survival of certain hematologic cancer cells. The Company has commenced pre-clinical work to support the filing of an Investigational New Drug (IND) application for PWT143 by the end of calendar year 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when purchased.

Short-Term Investments

Investments that have maturities of greater than three months but less than one year are classified as short-term investments. Short-term investments are considered to be ‘held to maturity’ and are recorded at their amortized value.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents, short-term investments and current liabilities approximate the related fair values due to the short-term maturities of these instruments. The Company invests its excess cash in financial instruments which are readily convertible into cash, such as money market funds and U.S. government securities. Cash is deposited in financial institutions that are FDIC insured; these deposits are in excess of the FDIC insurance limits.

The fair value of financial assets and liabilities is measured under a three-tier fair value hierarchy as follows: Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities. Level 2 fair value is determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active. Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability. Cash equivalents, where applicable, and short-term investments are classified as Level 1 as defined by the fair value hierarchy.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash in financial institutions (which exceeds federally insured limits), and cash equivalents and short-term investments (comprised of U.S. government securities). However, management believes that the Company is not exposed to significant credit risk due to the financial positions of the depository institutions in which these deposits are held.

Intangible Assets

Intangible assets consist of patents acquired from S*Bio in August 2012, relating to a family of heterocyclic compounds that inhibit HDACs. Capitalized amounts are amortized on a straight-line basis over the expected life of the intellectual property of 14 years from the date of acquisition. The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. Results of operations for the six months ended December 31, 2013 do not reflect any write-downs associated with the potential impairment of intangible assets.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. Leasehold improvements are stated at cost and are amortized over the shorter of the estimated useful lives of the assets or the lease term.

Research and Development Costs

Research and development costs are expensed as incurred and include costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials. Clinical trial costs, including costs associated with third-party contractors, are a significant component of research and development expenses. The Company accrues research and development costs based on work performed. In determining the amount to accrue, management relies on estimates of total costs based on contract components completed, the enrollment of subjects, the completion of trials, and other events. Costs incurred related to the purchase of in-process research and development for early-stage products or that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred.

License Fees

Costs incurred related to the licensing of products that have not yet received regulatory approval to be marketed, or that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred.

Share-based Compensation

The Company’s Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (the Plan) provides for the grant of stock options, restricted stock units (RSUs), and other stock-based or stock-denominated awards. The maximum number of shares of common stock issuable under the Plan is 2,186,000 shares, of which 891,884 shares were available for awards as of December 31, 2013.

The fair value of each stock option granted is estimated on the grant date under the fair value method using a binomial valuation model. The RSU equity awards are measured using the grant date fair value of the Company’s common stock. The estimated fair values of the stock options and RSUs, including the effect of estimated forfeitures, are expensed over the vesting period.

The Company recognized share-based compensation expenses of $2,350,000 and $580,000 during the six months ended December 31, 2013 and 2012, respectively.

Interest and Dividend Income

Interest on cash, cash equivalents, and short-term investments balances is recognized when earned. Dividend income is recognized when the right to receive the payment is established.

Income Taxes

The Company’s income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carry-forwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2013 and June 30, 2013, the Company has established a valuation allowance to fully reserve its net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if management believes it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of December 31, 2013.

2. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and six months ended December 31, 2013 and 2012. Because the Company is in a net loss position, it has excluded stock options, RSUs and warrants from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. As of December 31, 2013 and 2012, the number of securities excluded from the computation of diluted net loss per share totaled approximately 6,418,181 and 5,461,800, respectively.

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

Asset Purchase Agreement

In August 2012, the Company acquired certain assets comprised of intellectual property and technology from S*Bio, including rights to Pracinostat, in exchange for $500,000 of common stock. The Company issued 195,756 shares of common stock to S*Bio and also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus shares of the Company’s common stock having a value of $500,000 will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. S*Bio will be entitled to receive certain contingent earnout payments based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis. As of December 31, 2013, the Company has not accrued any amounts for potential future payments.

License Agreement

In September 2012, the Company entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s two isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage on future sales of the Company’s approved drugs utilizing Captisol. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of December 31, 2013, the Company has not accrued any amounts for potential future payments.

4. Related Party Transactions

Novogen was the Company’s majority shareholder from the Company’s inception through December 3, 2012. On such date, Novogen completed the distribution of substantially all of its MEI Pharma common stock to its shareholders. Historically, the Company licensed from Novogen the rights to Novogen patents and applications for the Company’s isoflavone-based drug candidates, as well as other compounds. Additionally, Novogen historically provided research and development services and administrative and finance services to the Company under service agreements. The Company’s license agreements with Novogen were terminated in May 2011 in conjunction with the Company’s purchase of a portfolio of isoflavone-related assets from Novogen. The service agreements with Novogen were terminated in December 2010.

5. Stockholders’ Equity

Equity Transactions

Public Offering

In October 2013, the Company completed an underwritten registered offering of 4,375,000 shares of its common stock at a price per share of $8.00 pursuant to a “shelf” registration statement previously filed and declared effective by the Securities and Exchange Commission. The Company received net proceeds of $32.7 million associated with the offering.

Underwritten Registered Offering

In April 2013, the Company completed an underwritten registered offering of 2,030,000 shares of its common stock at a price per share of $7.50 pursuant to a “shelf” registration statement previously filed and declared effective by the Securities and Exchange Commission. The Company received net proceeds of $14.2 million associated with the offering.

December 2012 Equity Offering

In December 2012, the Company completed the sale (the “December 2012 private placement”) of 9,166,665 shares of common stock and warrants to purchase an additional 6,416,665 shares of common stock for an aggregate offering price of $27.5 million, pursuant to the terms of the Securities Purchase Agreement, dated November 4, 2012, between the Company and certain accredited investors identified therein. The Company received net proceeds of $25.3 million from the sale. In the period from December 18, 2012 through December 31, 2013, the investors exercised warrants representing the right to purchase 1,890,304 shares of common stock. The Company issued 1,383,959 shares of common stock in conjunction with the exercise of the warrants.

Warrants

As of December 31, 2013, there were outstanding warrants to purchase 315,650 shares of the Company’s common stock at an exercise price of $7.14 per share, which expire in May 2017, issued in conjunction with the Company’s May 2012 rights offering; outstanding Series A warrants and warrants issued to the Company’s placement agent for the May 2011 private placement to purchase up to 215,721 shares of common stock at an exercise price of $6.00 per share, which expire in November 2016; and warrants to purchase 4,526,361 shares of the Company’s common stock at an exercise price of $3.12 per share, which expire in December 2017, issued in conjunction with the December 2012 private placement.

Stock Compensation

The Company uses equity-based compensation programs to provide long-term performance incentives for its employees. These incentives consist primarily of stock options and RSUs. Under the Company’s Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (the “Plan”), 2,186,000 shares of common stock are authorized for issuance. The Plan provides for the grant of options and/or other stock-based or stock-denominated awards to the Company’s non-employee directors, officers, employees and advisors.

Stock Options

As of December 31, 2013 there were options outstanding to purchase 960,449 shares of common stock at exercise prices ranging from $2.76 to $37.80 per share. The outstanding options expire at various dates in calendar years 2014 through 2018.

The fair value of each stock option granted is estimated on the grant date under the fair value method using a binomial valuation model. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the vesting period. To calculate these fair values, the following assumptions were used:

	Six months ended December 31,
	2013	2012
Risk-free interest rate	.07%-1.60%	.62%-.78%
Expected life	.7 years-5 years	5 years
Expected volatility	56%-158%	153%-161%
Dividend yield	0%	0%
Weighted-average fair value	$6.65	$4.47

Stock option activity for the six months ended December 31, 2013 was as follows:

	Stock options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at June 30, 2013	635,094	$8.26	3.6	$610,020
Options granted	325,355	$7.43	4.4	$188,386
Options forfeited or expired	—	—	—	$—

Outstanding at December 31, 2013	960,449	$7.98	3.9	$798,406
Exercisable at December 31, 2013	202,796	$9.56	2.6	$222,134

Unrecognized compensation expense related to non-vested stock options totaled $3,132,000 as of December 31, 2013. Such compensation expense is expected to be recognized over a weighted-average period of 3.1 years.

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

The fair value of the RSUs on the date of grant was $3,452,000. The grant date fair value per unit was $8.63. As of December 31, 2013, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was approximately $2,222,000 and is expected to be recognized over approximately 2.7 years.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement About Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, as amended, and elsewhere in this report, including, among other things:

•	our inability to obtain required additional financing or financing available to us on acceptable terms, or at all, which may cause us to delay, scale-back or eliminate plans related to development of our drug candidates;

•	we are in an early stage of clinical studies for our product candidates on which our development plans are based; clinical studies by their nature typically have a high level of risk and may not produce successful results;

•	the results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates may not have favorable results in later studies or trials;

•	our inability to maintain or enter into, and the risks resulting from our dependence upon, contractual arrangements necessary for the clinical development, manufacture, commercialization, marketing, sales and distribution of our product candidates;

•	costs and delays in our clinical development programs and/or receipt of U.S. Food and Drug Administration (the “FDA”) or other required governmental or regulatory approvals, or the failure to obtain such approvals, for our product candidates;

•	the FDA’s interpretation and our interpretation of data from preclinical and clinical studies may differ significantly;

•	our failure to successfully commercialize our product candidates;

•	the failure of any products to gain market acceptance;

•	our inability to control the costs of manufacturing our products;

•	competition and competitive factors;

•	our inability to protect our patents or proprietary rights and obtain necessary rights to third party patents and intellectual property to operate our business;

•	our inability to operate our business without infringing the patents and proprietary rights of others;

•	costs stemming from our defense against third party intellectual property infringement claims;

•	general economic conditions;

•	technological changes;

•	government regulation generally;

•	changes in industry practice; and

•	one-time events.

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

Our business purpose is the development of drugs for the treatment of cancer. We are principally focused on the clinical development of our lead drug candidate, Pracinostat, which we are currently investigating in Phase II clinical trials. Pracinostat is an orally available histone deacetylase inhibitor that is being developed for advanced hematologic diseases such as myelodysplastic syndrome (MDS) and acute myeloid leukemia (AML). In August 2012, we completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*Bio Pte Ltd (“S*Bio”). Our clinical development pipeline also includes our isoflavone-based mitochondrial inhibitor drug candidate, ME-344. Results from a Phase I clinical trial of ME-344 in patients with refractory solid tumors were presented in October 2013. We plan to initiate a Phase Ib trial in small cell lung cancer and ovarian cancer during the second quarter of calendar year 2014. In September 2013, we acquired PWT143, an oral inhibitor of phosphatidylinositide 3-kinase (PI3K) delta, a molecular target that has been shown to play a critical role in the proliferation and survival of hematologic cancer cells. We have commenced pre-clinical work to support the filing of an IND application for PWT143 by the end of calendar year 2014.

We own exclusive worldwide rights to all of our drug candidates, including Pracinostat, ME-344 and PWT143.

As of December 31, 2013, our existing cash, cash equivalents and short-term investment balances were approximately $59.8 million. We believe that our existing cash, cash equivalents and short-term investment balances will be sufficient to fund our operations through calendar year 2015. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash, cash equivalents and short-term investment resources. In any event, at some point in the future we may pursue one or more additional capital raising transactions, whether through the sale of equity securities or the entry into strategic partnerships.

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

Pracinostat has also shown evidence of synergistic activity when used in combination with the hypomethylating agent, Vidaza® (azacitidine), in patients with advanced MDS. Results from a pilot Phase II trial presented at the ASH Annual Meeting in December 2012 showed an overall response rate of 89% (eight out of nine) among the nine patients treated at the MD Anderson Cancer Center, including seven patients who achieved either a CR or a complete remission with incomplete blood count recovery (CRi). An additional patient treated at the University of Wisconsin-Madison achieved a CR, increasing the overall response rate in the trial to 90% (nine out of 10). The combination of Pracinostat and Vidaza was well tolerated in the study. The most frequent side effects were nausea and fatigue.

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

In addition, we have initiated two open-label Phase II trials of Pracinostat: one in combination with Vidaza in elderly patients with AML who are not suited for intensive chemotherapy and the other in combination with Vidaza or Dacogen® (decitabine) in patients with MDS who either failed to respond or maintain a response to a hypomethylating agent alone. Preliminary data from both open-label trials are anticipated by December 2014.

Mitochondrial Inhibitor Drug Candidate: ME-344

ME-344 is our isoflavone-derived mitochondrial inhibitor drug candidate. In preclinical studies, ME-344 has been shown to cause cell death in multiple human tumor cell lines, including ovarian cancer stem cells, by interfering with mitochondrial energy generation. In April 2013, Dr. Ayesha Alvero, Yale University School of Medicine, presented data at the American Association for Cancer Research Annual Meeting showing the ability of ME-344 to decrease tumor burden and delay recurrence in a pre-clinical in vivo model of recurrent epithelial ovarian cancer, the most lethal of all gynecological malignancies.

In October 2013, results from our first-in-human, single-agent Phase I clinical trial of ME-344 in patients with refractory solid tumors were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. The results indicated that eight of 21 evaluable patients treated with ME-344 achieved stable disease or better, including five who experienced progression-free survival that was at least twice the duration of their last prior treatment before entry into the study. In addition, one of these patients, a heavily pre-treated patient with small cell lung cancer, achieved a confirmed partial response. This patient remains on study and continues weekly dosing (73+ weeks as of January 9, 2014). ME-344 was generally well tolerated at doses equal to or less than 10 mg/kg delivered on a weekly schedule for extended durations. Dose limiting toxicities were observed at both the 15 mg/kg and 20 mg/kg dose levels, consisting primarily of Grade 3 peripheral neuropathy. Other medically significant adverse events observed in single patients included angina and QTc prolongation at the 10 mg/kg dose.

We are now preparing for a Phase Ib clinical trial of ME-344 in combination with Hycamtin® (topotecan) in small cell lung cancer and ovarian cancer, which we expect to initiate during the second quarter of calendar year 2014. The Phase Ib trial will be designed to evaluate the safety and tolerability of ME-344 in combination with Hycamtin in a total of 45 patients with either small cell lung cancer or ovarian cancer. Hycamtin is a chemotherapy approved by the FDA for the treatment of small cell lung, ovarian and cervical cancers.

NADH Oxidase Drug Candidate: ME-143

ME-143 is our isoflavone-based NADH oxidase inhibitor drug candidate. Results from a Phase I dose-escalation study of intravenous ME-143 in patients with solid refractory tumors were presented at the American Society of Clinical Oncology Annual Meeting in June 2012. The data showed that ME-143 was generally well tolerated with the exception of a serious infusion reaction in one patient at the highest dose level. No additional clinical studies of ME-143 are planned at this time.

PI3-Kinase Delta Drug Candidate: PWT143

In September 2013, we acquired exclusive worldwide rights to PWT143 from Pathway Therapeutics, Inc. for an undisclosed upfront cash payment with no future milestone or royalty obligations. In pre-clinical studies, PWT143 has been found to be a potent and highly selective oral inhibitor of PI3-kinase delta, a molecular target that has been shown to play a critical role in the proliferation and survival of certain hematologic cancer cells. We expect to complete the required pre-clinical studies necessary for an IND filing by the end of calendar year 2014.

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

Share-based Compensation

Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, we estimate the grant date fair value using a binomial valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. We estimate our expected future volatility based on our stock’s historical price volatility. Our stock’s future volatility may differ from our estimated volatility at the grant date. For restricted stock units equity awards, we estimate the grant date fair value using the Company’s closing common stock price on the date of grant. Share-based compensation recorded in our statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. We recognize the value of the awards on a straight-line basis over the awards’ requisite service periods. The requisite service period is generally the time over which our share-based awards vest.

Results of Operations

Three Months Ended December 31, 2013 and 2012

We incurred losses of $6,324,000 and $2,754,000 for the three months ended December 31, 2013 and 2012, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations or CROs), pre-clinical study costs, costs to manufacture our drug candidates for non-clinical and clinical studies and salaries and other personnel costs. Research and development expenses increased by $3,062,000 to $4,400,000 for the three months ended December 31, 2013 compared to $1,338,000 for the three months ended December 31, 2012. The increase was primarily due to costs associated with drug manufacturing and Phase II clinical trials for Pracinostat, and costs associated with drug manufacturing of ME-344. Additionally, salaries and benefits costs, including share-based compensation, increased due to hiring of additional employees and additional compensation expense related to stock options. We expect research and development expenses to increase during the fiscal year ending June 30, 2014 related primarily to our Phase II clinical trials for Pracinostat.

General and Administrative: General and administrative expenses increased by $531,000 to $1,949,000 for the three months ended December 31, 2013 compared to $1,418,000 for the three months ended December 31, 2012. The increase primarily relates to higher levels of salaries and benefits, including share-based compensation of $803,000 for the three months ended December 31, 2013 compared to $462,000 for the three months ended December 31, 2012.

Other income or expense: We received interest and dividend income of $25,000 for the three months ended December 31, 2013 compared to $2,000 for the three months ended December 31, 2012. The increase was due to higher cash and short-term investment balances.

Six Months Ended December 31, 2013 and 2012

We incurred losses of $11,220,000 and $5,218,000 for the six months ended December 31, 2013 and 2012, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations or CROs), pre-clinical study costs, costs to manufacture our drug candidates for non-clinical and clinical studies and salaries and other personnel costs. Research and development expenses increased by $4,612,000 to $7,502,000 for the six months ended December 31, 2013 compared to $2,890,000 for the six months ended December 31, 2012. The increase was primarily due to costs associated with drug manufacturing and Phase II clinical trials for Pracinostat, and costs associated with drug manufacturing and a Phase I clinical trial for ME-344. Additionally, salaries and benefits costs, including share-based compensation, increased due to hiring of additional employees and issuance of additional stock options to research and development personnel.

General and Administrative: General and administrative expenses increased by $1,428,000 to $3,760,000 for the six months ended December 31, 2013 compared to $2,332,000 for the six months ended December 31, 2012. The increase primarily relates to higher levels of salaries and benefits, including share-based compensation of $1,596,000 for the six months ended December 31, 2013 compared to $527,000 for the six months ended December 31, 2012.

Other income or expense: We received interest and dividend income of $43,000 for the six months ended December 31, 2013 compared to $5,000 for the six months ended December 31, 2012. The increase was due to higher cash and short-term investment balances.

Liquidity and Capital Resources

We have accumulated losses of $107.5 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2013, we had $59.8 million in cash, cash equivalents and short-term investments. We believe that our existing cash balances will be sufficient to fund our operations through calendar year 2015. Our current business operations are focused on continuing the clinical development of our lead drug candidate, Pracinostat. Our development pipeline also includes ME-344 and PWT143. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operations for the six months ended December 31, 2013 increased to $8,530,000 compared to $4,647,000 in the six months ended December 31, 2012, due to an increase in expenses incurred for research and development and general and administrative costs as described above.

Net cash used in investing activities for the six months ended December 31, 2013 was $20,006,000 compared to $4,000 in the six months ended December 31, 2012, due primarily to our purchase of short-term U.S. government securities.

Net cash provided by financing activities was $32,725,000 during the six months ended December 31, 2013, which reflected net proceeds raised through the issuance of common stock in our October 2013 public offering. Net cash provided by financing activities was $25,326,000 during the six months ended December 31, 2012, which reflected net proceeds of $25,326,000 raised through the issuance of common stock and warrants in our December 2012 private placement.

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

License Agreement

In September 2012, the Company entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s two isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of the Company’s approved drugs utilizing Captisol. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice.

Corporate Developments

October 2013 Common Stock Offering

On October 30, 2013, we completed an underwritten registered offering of 4,375,000 shares of our common stock at a price per share of $8.00 pursuant to a “shelf” registration statement previously filed and declared effective by the Securities and Exchange Commission for net proceeds of $32.7 million. We plan to use the net proceeds of the offering, together with other available funds, to progress the clinical development programs for Pracinostat, ME-344 and PWT143, and for other general corporate purposes.

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Financial Statements- Note 1- Organization and Summary of Significant Accounting Policies”.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market interest rates relates primarily to the investments of cash balances and short-term investments. We have cash reserves held in U.S. dollars and we place funds on deposit with financial institutions, which are readily available. Our short-term investments consist solely of U.S. government securities.

We place our cash deposits with high credit quality financial institutions and by policy limit the amount of credit exposure to any single counter-party. We are adverse to principal loss and we ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We seek to mitigate default risk by depositing funds with high credit quality financial institutions and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any such financial institution.

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

Date: February 11, 2014