Form 10-Q
period 2014-03-31
MEI Pharma, Inc.
filed 2014-05-08
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 7, 2014, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 21,607,296.

MEI PHARMA, INC.

		Page
PART I	FINANCIAL INFORMATION

Item 1:	Financial Statements

	Balance Sheets as of March 31, 2014 (unaudited) and June 30, 2013	3

	Statements of Operations (unaudited) for the three months and nine months ended March 31, 2014 and 2013 and for the period from December 1, 2000 (inception) through March 31, 2014	4

	Statements of Cash Flows (unaudited) for the nine months ended March 31, 2014 and 2013 and for the period from December 1, 2000 (inception) through March 31, 2014	5

	Notes to Financial Statements (unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4:	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 5:	Other Information	17
Item 6:	Exhibits	17

SIGNATURES		18

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MEI PHARMA, INC.

(A Development Stage Company)

BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2014	June 30, 2013
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$19,670	$35,573
Short-term investments	35,007	—

Total cash, cash equivalents and short-term investments	54,677	35,573
Prepaid expenses and other current assets	861	456

Total current assets	55,538	36,029

Intangible assets, net	444	470

Property and equipment, net	61	48

Total assets	$56,043	$36,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$700	$537
Accrued liabilities	2,818	1,138

Total current liabilities	3,518	1,675

Commitments and contingencies (Note 3)

Stockholders’ equity:

Preferred stock, $0.01 par value; 100,000 shares authorized; none outstanding	—	—

Common stock, $0.00000002 par value; 113,000,000 shares authorized; 21,607,234 shares and 17,116,571 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	—	—
Additional paid-in-capital	167,429	131,169
Deficit accumulated during the development stage	(114,904)	(96,297)

Total stockholders’ equity	52,525	34,872

Total liabilities and stockholders’ equity	$56,043	$36,547

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from December 1, 2000 (Inception) through March 31,
	2014	2013	2014	2013	2014

Operating expenses:
Research and development	$(5,415)	$(1,543)	$(12,918)	$(4,433)	$(63,106)
General and administrative	(1,991)	(1,225)	(5,751)	(3,557)	(33,659)
License fees	—	—	—	—	(21,500)

Total operating expenses	(7,406)	(2,768)	(18,669)	(7,990)	(118,265)

Loss from operations	(7,406)	(2,768)	(18,669)	(7,990)	(118,265)

Other income (expense):
Interest and dividend income	19	15	62	20	2,998
Fair value of derivative liabilities in excess of proceeds	—	—	—	—	(508)
Adjustments to fair value of derivative liabilities	—	—	—	—	1,188
Financing costs	—	—	—	—	(406)
Gain on sale of investment	—	—	—	—	100
Income tax expense	—	—	—	(1)	(11)

Net loss arising during development stage	$(7,387)	$(2,753)	$(18,607)	$(7,971)	$(114,904)

Net loss per share, basic and diluted	$(0.34)	$(0.18)	$(0.95)	$(1.00)

Shares used to calculate basic and diluted net loss per share	21,502,542	15,022,854	19,547,968	7,941,275

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,		Period from December 1, 2000 (Inception) through March 31,
	2014	2013	2014

Cash flows from operating activities:
Net loss arising during the development stage	$(18,607)	$(7,971)	$(114,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,534	766	7,831
Fair value of derivative liabilities in excess of proceeds	—	—	508
Gain on adjustment to fair value of derivative liabilities	—	—	(1,188)
Financing costs	—	—	406
Depreciation and amortization	34	33	105
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(405)	(114)	(861)
Accounts payable	163	(66)	700
Accrued liabilities	1,680	74	2,818

Net cash used in operating activities	(13,601)	(7,278)	(104,585)

Cash flows from investing activities:
Purchases of short-term investments	(35,007)	—	(35,007)
Purchases of property and equipment	(21)	(28)	(110)

Net cash used in investing activities	(35,028)	(28)	(35,117)

Cash flows from financing activities:
Net proceeds from issuance of common stock	32,726	25,271	159,113
Net proceeds from issuance of preferred stock	—	—	665
Financing costs	—	—	(406)

Net cash provided by financing activities	32,726	25,271	159,372

Net increase/(decrease) in cash and cash equivalents	(15,903)	17,965	19,670
Cash and cash equivalents at beginning of the period	35,573	6,202	—

Cash and cash equivalents at end of the period	$19,670	$24,167	$19,670

Supplemental cash flow information:
Issuance of common stock for purchase of intellectual property	$—	$500	$500

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

The Company’s business purpose is the development of drugs for the treatment of cancer. The Company is principally focused on the clinical development of its lead drug candidate, Pracinostat, which it is currently investigating in three Phase II clinical trials. Pracinostat is an orally available histone deacetylase (HDAC) inhibitor that is being developed for advanced hematologic diseases such as myelodysplastic syndrome (MDS) and acute myeloid leukemia (AML). In August 2012, the Company completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*Bio Pte Ltd (“S*Bio”). The Company’s clinical development pipeline also includes its isoflavone-based mitochondrial inhibitor drug candidate, ME-344. Results from a Phase I clinical trial of ME-344 in patients with refractory solid tumors were presented in October 2013. The Company initiated a Phase Ib trial of ME-344 in patients with small cell lung cancer and ovarian cancer in May 2014. In September 2013, the Company acquired drug candidate PWT143, an oral inhibitor of phosphatidylinositide 3-kinase (PI3K) delta, a molecular target that has been shown to play a critical role in the proliferation and survival of certain hematologic cancer cells. The Company expects to complete the pre-clinical work required to support the filing of an Investigational New Drug (IND) application for PWT143 by the end of calendar year 2014.

Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended June 30, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 18, 2013. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The Company has evaluated subsequent events through the date the financial statements were issued.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company uses estimates for certain accruals, including clinical and pre-clinical study fees and expenses, share-based compensation, and valuations of derivative liabilities, among others. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when purchased.

Short-Term Investments

Investments that have maturities of greater than three months but less than one year are classified as short-term investments. Short-term investments are considered to be ‘held to maturity’ and are recorded at their amortized cost.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents, short-term investments and accounts payable approximate the related fair values due to the short-term maturities of these instruments. The Company invests its excess cash in financial instruments which are readily convertible into cash, such as money market funds and U.S. government securities. Cash is deposited in financial institutions that are FDIC insured; these deposits are in excess of the FDIC insurance limits.

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

Intangible Assets

Intangible assets consist of patents acquired from S*Bio in August 2012, relating to a family of heterocyclic compounds that inhibit HDACs. Capitalized amounts are amortized on a straight-line basis over the expected life of the intellectual property of 14 years from the date of acquisition. The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. Results of operations for the nine months ended March 31, 2014, do not reflect any write-downs associated with the potential impairment of intangible assets.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. Leasehold improvements are stated at cost and are amortized over the shorter of the estimated useful lives of the assets or the lease term.

Research and Development Costs

Research and development costs are expense d as incurred and include costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials. Clinical trial costs, including costs associated with third-party contractors, are a significant component of research and development expenses. The Company accrues research and development costs based on work performed. In determining the amount to accrue, management relies on estimates of total costs based on contract components completed, the enrollment of subjects, the completion of trials, and other events. Costs incurred related to the purchase of in-process research and development for early-stage products or products that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred.

License Fees

Costs incurred related to the licensing of products that have not yet received regulatory approval to be marketed, or that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred.

Share-based Compensation

The Company’s Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (the Plan) provides for the grant of stock options, restricted stock units (RSUs), and other stock-based or stock-denominated awards. The maximum number of shares of common stock issuable under the Plan is 2,186,000 shares, of which 836,233 shares were available for awards as of March 31, 2014.

The fair value of each stock option granted is estimated on the grant date under the fair value method using a binomial valuation model. The RSU equity awards are measured using the grant date fair value of the Company’s common stock. The estimated fair values of the stock options and RSUs, including the effect of estimated forfeitures, are expensed over the vesting period.

The Company recognized share-based compensation expenses of $1,184,000 and $186,000 during the three months ended March 31, 2014 and 2013, respectively, and $3,534,000 and $766,000 during the nine months ended March 31, 2014 and 2013, respectively.

Interest and Dividend Income

Interest on cash, cash equivalents, and short-term investments balances is recognized when earned. Dividend income is recognized when the right to receive the payment is established.

Income Taxes

The Company’s income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes paid or refunded for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carry-forwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as differences in the timing of recognizing amounts for tax return purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2014 and June 30, 2013, the Company has established a valuation allowance to fully reserve its net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if management believes it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of March 31, 2014.

2. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and nine months ended March 31, 2014 and 2013. Because the Company is in a net loss position, it has excluded stock options, RSUs and warrants from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. As of March 31, 2014 and 2013, the number of securities excluded from the computation of diluted net loss per share totaled approximately 6,317,161 and 6,027,031, respectively.

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

As of March 31, 2014, the Company leases approximately 6,200 square feet of office space at a monthly rental rate of $17,014 to $18,252 during the term of the lease, through June 2015.

Asset Purchase Agreement

In August 2012, the Company acquired certain assets comprised of intellectual property and technology from S*Bio, including rights to Pracinostat, in exchange for $500,000 of common stock. The Company issued 195,756 shares of common stock to S*Bio and also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus shares of the Company’s common stock having a value of $500,000 will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. S*Bio will be entitled to receive certain contingent earnout payments based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis. As of March 31, 2014, the Company has not accrued any amounts for potential future payments.

License Agreement

In September 2012, the Company entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage on future sales of the Company’s approved drugs utilizing Captisol. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of March 31, 2014, the Company has not accrued any amounts for potential future payments.

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

December 2012 Equity Offering

In December 2012, the Company completed the sale (the “December 2012 private placement”) of 9,166,665 shares of common stock and warrants to purchase an additional 6,416,665 shares of common stock for an aggregate offering price of $27.5 million, pursuant to the terms of the Securities Purchase Agreement, dated November 4, 2012, between the Company and certain accredited investors identified therein. The Company received net proceeds of $25.3 million from the sale. In the period from December 18, 2012 through March 31, 2014, the investors exercised, on a cashless basis, warrants representing the right to purchase 2,046,871 shares of common stock. The Company issued 1,496,018 net shares of common stock in conjunction with the exercise of the warrants.

Warrants

As of March 31, 2014, there were outstanding warrants to purchase 315,546 shares of the Company’s common stock at an exercise price of $7.14 per share, which expire in May 2017, issued in conjunction with the Company’s May 2012 rights offering; outstanding Series A warrants and warrants issued to the Company’s placement agent for the May 2011 private placement to purchase up to 215,721 shares of common stock at an exercise price of $6.00 per share, which expire in November 2016; and warrants to purchase 4,369,794 shares of the Company’s common stock at an exercise price of $3.12 per share, which expire in December 2017, issued in conjunction with the December 2012 private placement.

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

Stock Options

As of March 31, 2014, there were options outstanding to purchase 1,016,100 shares of common stock at exercise prices ranging from $2.76 to $30.30 per share. The outstanding options expire at various dates in calendar years 2015 through 2019.

The following assumptions were used to determine the fair value of options granted during the period:

	Nine months ended March 31,
	2014	2013
Risk-free interest rate	.07% - 1.72%	.62% - .90%
Expected life	.7 years - 5 years	5 years
Expected volatility	56% - 158%	153% - 161%
Dividend yield	0%	0%
Weighted-average fair value	$6.70	$6.37

Stock option activity for the nine months ended March 31, 2014 was as follows:

	Stock options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at June 30, 2013	635,094	$8.26	3.5	$2,204,000
Options granted	381,839	$7.58	4.3	$1,357,000
Options forfeited or expired	(833)	$37.80	—	$—

Outstanding at March 31, 2014	1,016,100	$7.98	3.7	$3,561,000
Exercisable at March 31, 2014	271,090	$9.17	2.7	$880,000

Unrecognized compensation expense related to non-vested stock options totaled $2,760,000 as of March 31, 2014. Such compensation expense is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Units

In March 2013, the Compensation Committee of the Board of Directors granted 400,000 RSUs to the Company’s Chief Executive Officer, Dr. Daniel P. Gold. Each RSU represents the contingent right to receive one share of the Company’s common stock. One third of the RSUs will vest on each of August 30, 2014, August 30, 2015 and August 30, 2016. The shares underlying the RSUs will be delivered to Dr. Gold on the earliest to occur of (i) March 29, 2018, (ii) Dr. Gold’s death, disability or separation from service from the Company for any reason, or (iii) a change in control involving the Company.

The fair value of the RSUs on the date of grant was $3,452,000. The grant date fair value per unit was $8.63. As of March 31, 2014, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was approximately $1,823,000 and is expected to be recognized over approximately 2.4 years.

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

Our business purpose is the development of drugs for the treatment of cancer. We are principally focused on the clinical development of our lead drug candidate, Pracinostat, which we are currently investigating in three Phase II clinical trials. Pracinostat is an orally available histone deacetylase (HDAC) inhibitor that is being developed for advanced hematologic diseases such as myelodysplastic syndrome (MDS) and acute myeloid leukemia (AML). In August 2012, we completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*Bio Pte Ltd (“S*Bio”). Our clinical development pipeline also includes our isoflavone-based mitochondrial inhibitor drug candidate, ME-344. Results from a Phase I clinical trial of ME-344 in patients with refractory solid tumors were presented in October 2013. We initiated a Phase Ib trial in patients with small cell lung cancer and ovarian cancer in May 2014. In September 2013, we acquired PWT143, an oral inhibitor of phosphatidylinositide 3-kinase (PI3K) delta, a molecular target that has been shown to play a critical role in the proliferation and survival of hematologic cancer cells. We expect to complete the pre-clinical work required to support the filing of an IND application for PWT143 by the end of calendar year 2014.

We own exclusive worldwide rights to all of our drug candidates, including Pracinostat, ME-344 and PWT143.

As of March 31, 2014, our existing cash, cash equivalents and short-term investment balances were approximately $54.7 million. We believe that our existing cash, cash equivalents and short-term investment balances will be sufficient to fund our operations through calendar year 2015. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash, cash equivalents and short-term investment resources. In any event, at some point in the future we may pursue one or more additional capital raising transactions, whether through the sale of equity securities or the entry into strategic partnerships.

Clinical Product Development Programs

Lead Drug Candidate: Pracinostat

We are principally focused on the clinical development of our lead drug candidate, Pracinostat. Pracinostat is an orally available inhibitor of a group of enzymes called histone deacetylases, or HDACs. HDACs belong to a larger set of proteins collectively known as epigenetic regulators that can alter gene expression by chemically modifying DNA or its associated chromosomal proteins. Abnormal activity of these regulators is believed to play an important role in cancer and other diseases. There are currently two HDAC inhibitors – one oral and one injectable – approved by the FDA for the treatment of T-cell lymphoma.

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

Pracinostat has demonstrated clinical evidence of single-agent activity in patients with AML and myelofibrosis. In a Phase I dose-escalation trial in patients with AML, 14% of evaluable patients (two out of 14) achieved a complete remission (CR), with the responses enduring for more than 206 and 362 days, respectively. These results were presented at the American Society of Hematology (ASH) Annual Meeting in December 2010. In a Phase II clinical trial in intermediate or high-risk myelofibrosis, 36% of patients (eight of 22) demonstrated clinical response from Pracinostat treatment, with 9% of patients (two out of 22) having a clinical improvement (anemia response) and 27% (six of 22) experiencing some reduction in splenomegaly. These results were published in the September 2012 issue of Leukemia Research.

Pracinostat has also shown evidence of synergistic activity when used in combination with the hypomethylating agent, Vidaza® (azacitidine), in patients with advanced MDS. Results from a pilot Phase II trial presented at the ASH Annual Meeting in December 2012 showed an overall response rate of 89% (eight out of nine) among the nine patients treated at the MD Anderson Cancer Center, including seven patients who achieved either a CR or a complete remission with incomplete blood count recovery (CRi). An additional patient treated at the University of Wisconsin-Madison achieved a CR, increasing the overall response rate in the trial to 90% (nine out of 10). The combination of Pracinostat and Vidaza was well tolerated in the study; the most frequent side effects were nausea and fatigue.

In June 2013, we initiated a double-blinded, placebo-controlled Phase II clinical trial of Pracinostat in combination with Vidaza in intermediate-2 or high-risk patients with previously untreated MDS. The multicenter trial is expected to enroll approximately 100 patients with a one-to-one randomization. Completion of enrollment is anticipated by the third quarter of calendar year 2014 with data expected in the first quarter of calendar year 2015. The primary endpoint of the study is CR. Secondary endpoints include overall response rate (CR+CRi+partial response (PR)), hematologic improvement, duration of response, progression-free survival, rate of leukemic transformation, overall survival and safety.

In addition, we have initiated two open-label Phase II trials of Pracinostat: one in combination with Vidaza in elderly patients with AML who are not suited for intensive chemotherapy and the other in combination with Vidaza or Dacogen® (decitabine) in patients with MDS who either failed to respond or maintain a response to a hypomethylating agent alone. Preliminary data from both open-label trials are anticipated in December 2014.

In February 2014, the FDA granted orphan drug designation to Pracinostat for the treatment of AML. The designation provides orphan status to drugs defined by the FDA as those intended for the safe and effective treatment, diagnosis or prevention of rare diseases that affect fewer than 200,000 people in the U.S. Orphan designation qualifies us for certain development incentives, including tax credits for qualified clinical testing, prescription drug user fee exemptions and seven-year marketing exclusivity upon FDA approval.

Mitochondrial Inhibitor Drug Candidate: ME-344

ME-344 is our isoflavone-derived mitochondrial inhibitor drug candidate. In preclinical studies, ME-344 has been shown to cause cell death in multiple human tumor cell lines, including ovarian cancer stem cells, by interfering with mitochondrial energy generation. In April 2013, Dr. Ayesha Alvero, Yale University School of Medicine, presented data at the American Association for Cancer Research (AACR) Annual Meeting showing the ability of ME-344 to decrease tumor burden and delay recurrence in a pre-clinical in vivo model of recurrent epithelial ovarian cancer, the most lethal of all gynecological malignancies.

In October 2013, results from our first-in-human, single-agent Phase I clinical trial of ME-344 in patients with refractory solid tumors were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. The results indicated that eight of 21 evaluable patients (38%) treated with ME-344 achieved stable disease or better, including five who experienced progression-free survival that was at least twice the duration of their last prior treatment before entry into the study. In addition, one of these patients, a heavily pre-treated patient with small cell lung cancer, achieved a confirmed partial response. This patient remains on study and continues weekly dosing (89+ weeks as of April 30, 2014). ME-344 was generally well tolerated at doses equal to or less than 10 mg/kg delivered on a weekly schedule for extended durations. Dose limiting toxicities were observed at both the 15 mg/kg and 20 mg/kg dose levels, consisting primarily of Grade 3 peripheral neuropathy. Other medically significant adverse events observed in single patients included angina and QTc prolongation at the 10 mg/kg dose.

We initiated a Phase Ib clinical trial of ME-344 in combination with Hycamtin® (topotecan) in patients with solid tumors, including small cell lung cancer and ovarian cancer, in May 2014. The Phase Ib study is evaluating the safety and tolerability of intravenous ME-344 in combination with Hycamtin, a chemotherapy approved by the FDA for the treatment of small cell lung, ovarian and cervical cancers. The initial stage of the study will establish the maximum tolerated dose (MTD) of ME-344 in combination with Hycamtin in up to 24 patients. Once the MTD has been determined, the study will enroll an additional 40 patients into two cohorts: relapsed/refractory small cell lung cancer and platinum-refractory ovarian cancer.

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

PI3-Kinase Delta Drug Candidate: PWT143

In September 2013, we acquired exclusive worldwide rights to PWT143 from Pathway Therapeutics, Inc. for an undisclosed upfront cash payment with no future milestone or royalty obligations. In pre-clinical studies, PWT143 has been found to be a potent and selective oral inhibitor of PI3-kinase delta, a molecular target that has been shown to play a critical role in the proliferation and survival of certain hematologic cancer cells. We expect to complete the required pre-clinical studies necessary for an IND filing by the end of calendar year 2014.

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

Results of Operations

Three Months Ended March 31, 2014 and 2013

We incurred losses of $7,387,000 and $2,753,000 for the three months ended March 31, 2014 and 2013, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to CROs), pre-clinical study costs, costs to manufacture our drug candidates for non-clinical and clinical studies and salaries and other personnel costs. Research and development expenses increased by $3,872,000 to $5,415,000 for the three months ended March 31, 2014 compared to $1,543,000 for the three months ended March 31, 2013. The increase was primarily due to costs associated with drug manufacturing and Phase II clinical trials for Pracinostat, and costs associated with drug manufacturing of ME-344. Additionally, salaries and benefits costs, including share-based compensation of $409,000 for the three months ended March 31, 2014, increased due to hiring of additional employees and additional compensation expense related to stock options.

General and Administrative: General and administrative expenses increased by $766,000 to $1,991,000 for the three months ended March 31, 2014 compared to $1,225,000 for the three months ended March 31, 2013. The increase primarily relates to higher levels of salaries and benefits, including share-based compensation of $775,000 for the three months ended March 31, 2014 compared to $150,000 for the three months ended March 31, 2013.

Other income or expense: We received interest and dividend income of $19,000 for the three months ended March 31, 2014 compared to $15,000 for the three months ended March 31, 2013. The increase was due to higher cash and short-term investment balances.

Nine Months Ended March 31, 2014 and 2013

We incurred losses of $18,607,000 and $7,971,000 for the nine months ended March 31, 2014 and 2013, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to CROs), pre-clinical study costs, costs to manufacture our drug candidates for non-clinical and clinical studies and salaries and other personnel costs. Research and development expenses increased by $8,485,000 to $12,918,000 for the nine months ended March 31, 2014 compared to $4,433,000 for the nine months ended March 31, 2013. The increase was primarily due to costs associated with drug manufacturing and Phase II clinical trials for Pracinostat. Additionally, we incurred costs associated with drug manufacturing and a Phase I clinical trial for ME-344, as well as pre-clinical costs related to PWT143. Additionally, salaries and benefits costs, including share-based compensation of $1,162,000 for the nine months ended March 31, 2014, increased due to hiring of additional employees and issuance of additional stock options to research and development personnel.

General and Administrative: General and administrative expenses increased by $2,194,000 to $5,751,000 for the nine months ended March 31, 2014 compared to $3,557,000 for the nine months ended March 31, 2013. The increase primarily relates to higher levels of salaries and benefits. Share-based compensation was $2,372,000 for the nine months ended March 31, 2014 compared to $677,000 for the nine months ended March 31, 2013.

Other income or expense: We received interest and dividend income of $62,000 for the nine months ended March 31, 2014 compared to $20,000 for the nine months ended March 31, 2013. The increase was due to higher cash and short-term investment balances.

Liquidity and Capital Resources

We have accumulated losses of $114.9 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2014, we had $54.7 million in cash, cash equivalents and short-term investments. We believe that our existing cash balances will be sufficient to fund our operations through calendar year 2015. Our current business operations are focused on continuing the clinical development of our lead drug candidate, Pracinostat. Our development pipeline also includes ME-344 and PWT143. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operations for the nine months ended March 31, 2014 increased to $13,601,000 compared to $7,278,000 in the nine months ended March 31, 2013, due to an increase in expenses incurred for research and development and general and administrative costs as described above.

Net cash used in investing activities for the nine months ended March 31, 2014 was $35,028,000 compared to $28,000 in the nine months ended March 31, 2013, due primarily to our purchase of short-term U.S. government securities.

Net cash provided by financing activities was $32,726,000 during the nine months ended March 31, 2014, which reflected net proceeds raised through the issuance of common stock in our October 2013 public offering. Net cash provided by financing activities was $25,271,000 during the nine months ended March 31, 2013, which reflected net proceeds raised through the issuance of common stock and warrants in our December 2012 private placement.

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

As of March 31, 2014, we lease approximately 6,200 square feet of office space at a monthly rental rate of $17,014 to $18,252 during the term of the lease, through June 2015.

License Agreement

In September 2012, the Company entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of the Company’s approved drugs utilizing Captisol. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice.

Corporate Developments

October 2013 Common Stock Offering

In October 2013, we completed an underwritten registered offering of 4,375,000 shares of our common stock at a price per share of $8.00 pursuant to a “shelf” registration statement previously filed and declared effective by the Securities and Exchange Commission for net proceeds of $32.7 million. We plan to use the net proceeds of the offering, together with other available funds, to progress the clinical development programs for Pracinostat, ME-344 and PWT143, and for other general corporate purposes.

Recent Accounting Pronouncements

None.

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

We place our cash deposits with high credit quality financial institutions and by policy limit the amount of credit exposure to any one corporation or bank. We are adverse to principal loss and we ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We seek to mitigate default risk by depositing funds with high credit quality financial institutions and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any such financial institution.

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

PART II OTHER INFORMATION

Item 5:	Other Information

As previously reported in the Company’s Current Report on Form 8-K filed on March 26, 2014 (the “March 26 Form 8-K”), the Board of Directors of the Company amended and restated the Company’s by-laws to establish advance notice requirements for stockholders who propose nominations for the election of directors or propose other business to be brought before any annual or special meeting of stockholders of the Company. The information set forth in the March 26 Form 8-K is incorporated herein by reference.

Item 6:	Exhibits

Exhibit Index

Exhibits

3.1	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2014 (File No. 000-50484)).

10.1	Employment Letter, dated March 6, 2014, between the Company and David M. Urso (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2014 (File No. 000-50484)).

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEI Pharma, Inc.

/s/ Daniel P. Gold
Daniel P. Gold
President and Chief Executive Officer

Date: May 8, 2014