Form 10-Q
period 2014-09-30
MEI Pharma, Inc.
filed 2014-11-06
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☒	Smaller reporting entity	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2014, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 21,607,296.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MEI PHARMA, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2014	June 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,041	$13,777
Short term investments	25,021	35,016

Total cash, cash equivalents and short-term investments	42,062	48,793
Prepaid expenses and other current assets	353	497

Total current assets	42,415	49,290
Intangible assets, net	427	435
Property and equipment, net	75	83

Total assets	$42,917	$49,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,111	$1,708
Accrued liabilities	4,197	2,908

Total current liabilities	5,308	4,616
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized; 21,607,296 shares issued and outstanding at September 30, 2014 and June 30, 2014	—	—
Additional paid-in-capital	170,047	168,637
Accumulated deficit	(132,438)	(123,445)

Total stockholders’ equity	37,609	45,192

Total liabilities and stockholders’ equity	$42,917	$49,808

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2014	2013
Operating expenses:
Research and development	$(6,566)	$(3,102)
General and administrative	(2,439)	(1,811)

Total operating expenses	(9,005)	(4,913)

Loss from operations	(9,005)	(4,913)
Other income (expense):
Interest and dividend income	12	18
Income tax expense	—	(1)

Net loss	$(8,993)	$(4,896)

Net loss per share, basic and diluted	$(0.42)	$(0.29)

Weighted average shares outstanding—basic and diluted	21,652,223	17,116,611

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(8,993)	$(4,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,410	1,176
Depreciation and amortization	16	13
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	144	(146)
Accounts payable	(597)	20
Accrued liabilities	1,289	(230)

Net cash used in operating activities	(6,731)	(4,063)

Cash flows from investing activities:
Purchases of property and equipment	—	(6)
Purchases of short-term investments	(4,998)	—
Proceeds from maturity of short-term investments	14,993	—

Net cash provided by (used in) investing activities	9,995	(6)

Net increase (decrease) in cash and cash equivalents	3,264	(4,069)
Cash and cash equivalents at beginning of the period	13,777	35,573

Cash and cash equivalents at end of the period	$17,041	$31,504

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. The Company

MEI Pharma, Inc., or the Company, is an oncology company focused on the clinical development of novel therapies for cancer. The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “MEIP”.

The Company’s business purpose is the development of drugs for the treatment of cancer. The Company is principally focused on the clinical development of its lead drug candidate, Pracinostat, which it is currently investigating in Phase II clinical trials. Pracinostat is an orally available histone deacetylase (HDAC) inhibitor that is being developed for advanced hematologic diseases such as myelodysplastic syndrome (MDS) and acute myeloid leukemia (AML). In August 2012, the Company completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*Bio Pte Ltd (“S*Bio”). The Company’s clinical development pipeline also includes its isoflavone-based mitochondrial inhibitor drug candidate, ME-344. A Phase Ib trial in patients with small cell lung and ovarian cancers is ongoing. In September 2013, the Company acquired PWT143, an oral inhibitor of phosphatidylinositide 3-kinase (PI3K) delta. The Company expects to complete the pre-clinical work required to support the filing of an IND application for PWT143 by the end of calendar year 2014. The Company owns exclusive worldwide rights to all of its drug candidates.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company has evaluated subsequent events through the date the financial statements were issued.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2014, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 9, 2014. Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company uses estimates for certain accruals, including drug development costs, clinical and pre-clinical study fees and expenses, and share-based compensation, among others. Actual results could differ from those estimates.

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

Intangible Assets

Intangible assets consist of patents acquired from S*Bio in August 2012, relating to a family of heterocyclic compounds that inhibit HDACs. Capitalized amounts are amortized on a straight-line basis over the expected life of the intellectual property of 14 years from the date of acquisition. The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. Results of operations for the three months ended September 30, 2014, do not reflect any write-downs associated with the potential impairment of intangible assets.

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

Income Taxes

The Company’s income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes paid or refunded for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carry-forwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as differences in the timing of recognizing amounts for tax return purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2014 and June 30, 2014, the Company has established a valuation allowance to fully reserve its net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if management believes it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of September 30, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the Unites States of America (“U.S. GAAP”). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Currently the Company is not generating any revenue. Therefore, we have not yet determined the transition method by which we will adopt the standard in 2017.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

2. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three months ended September 30, 2014 and 2013.

Because the Company is in a net loss position, it has excluded stock options, unvested RSUs and warrants from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. As of September 30, 2014 and 2013, the number of securities excluded from the computation of diluted net loss per share totaled approximately 6,845,761 and 6,421,590, respectively.

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

As of September 30, 2014, the Company leases approximately 8,800 square feet of office space for the Company’s executive and administrative offices. The monthly rental rate ranges from $25,077 to $25,957 during the remaining term of the lease, plus a pro-rata share of certain building expenses. The lease expires in June 2015.

Asset Purchase Agreement

In August 2012, the Company acquired certain assets comprised of intellectual property and technology from S*Bio, including rights to Pracinostat, in exchange for $500,000 of common stock. The Company issued 195,756 shares of common stock to S*Bio and also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus shares of the Company’s common stock having a value of $500,000 will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. S*Bio will be entitled to receive certain contingent earnout payments based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis. As of September 30, 2014, the Company has not accrued any amounts for potential future payments. The net carrying values of the assets acquired under the agreement are recorded on the balance sheet as intangible assets, net.

License Agreement

In September 2012, the Company entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage on future sales of the Company’s approved drugs utilizing Captisol. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of September 30, 2014, the Company has not accrued any amounts for potential future payments. Costs associated with the license agreement were recorded as research and development expense as incurred.

4. Stockholders’ Equity

Equity Transactions

Underwritten Registered Offerings

In October 2013, the Company completed an underwritten registered offering of 4,375,000 shares of its common stock at a price per share of $8.00 pursuant to a “shelf” registration statement previously filed and declared effective by the SEC. The Company received net proceeds of $32.7 million associated with the offering.

In April 2013, the Company completed an underwritten registered offering of 2,030,000 shares of its common stock at a price per share of $7.50 pursuant to a “shelf” registration statement previously filed and declared effective by the SEC. The Company received net proceeds of $14.2 million associated with the offering.

Shelf Registration Statement

In April 2014, the Company filed a shelf registration statement on Form S-3 with the SEC (the “shelf registration statement”). The shelf registration statement was declared effective by the SEC in April 2014. The shelf registration statement permits the Company to sell, from time to time, up to $150 million of common stock, preferred stock and warrants. Pursuant to SEC regulations, if the market value of the Company’s public float is below $75 million, the Company cannot sell securities from the shelf registration statement which represent more than one-third of the market value of the Company’s non-affiliated public float during any 12-month period.

Warrants

As of September 30, 2014, there were outstanding warrants to purchase 315,484 shares of the Company’s common stock at an exercise price of $7.14 per share, which expire in May 2017, issued in conjunction with the Company’s May 2012 rights offering; outstanding Series A warrants and warrants issued to the Company’s placement agent for the May 2011 private placement to purchase up to 215,721 shares of common stock at an exercise price of $6.00 per share, which expire in November 2016; and warrants to purchase 4,369,794 shares of the Company’s common stock at an exercise price of $3.12 per share, which expire in December 2017, issued in conjunction with the December 2012 private placement.

5. Share-based Compensation

The Company uses equity-based compensation programs to provide long-term performance incentives for its employees. These incentives consist primarily of stock options and restricted stock units (“RSUs”). Under the Company’s Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (the “Plan”), 2,186,000 shares of common stock are authorized for issuance. The Plan provides for the grant of options and/or other share-based or share-denominated awards to the Company’s non-employee directors, officers, employees and advisors. As of September 30, 2014, there were 174,238 shares available for future grant under the Plan.

Total share-based compensation expense for all stock awards consists of the following, in thousands:

	Three Months Ended September 30,
	2014	2013
Research and development	$415	$383
General and administrative	995	793

Total share-based compensation	$1,410	$1,176

Stock Options

As of September 30, 2014, there were a total of 1,678,095 options outstanding, including options representing the right to purchase a total of 66,333 shares of common stock which were granted to two of the Company’s officers outside of the Plan.

Stock option activity for the three months ended September 30, 2014 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2014	1,194,854	$8.11
Granted	483,241	6.52

Outstanding at September 30, 2014	1,678,095	$7.65	3.8	$609,210

Vested and exercisable at September 30, 2014	465,121	$8.46	2.8	$236,969

The fair value of each stock option granted is estimated on the grant date under the fair value method using a binomial valuation model. Stock options granted to employees vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire five years from the date of grant. Stock options granted to directors during the three months ended September 30, 2014 vest ratably each month for a period of 12 months from the date of grant and expire five years from the date of grant. The RSU equity awards are measured using the grant date fair value of the Company’s common stock. The estimated fair values of the stock options and RSUs, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Three Months Ended September 30,
	2014	2013
Risk-free interest rate	1.7%	1.4%
Expected life (years)	5.0	5.0
Expected volatility	117.0%	157.6%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$5.15	$6.68

As of September 30, 2014, the Company expects all outstanding options to vest. As of September 30, 2014, there was $4.7 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

In March 2013, the Compensation Committee of the Board of Directors granted 400,000 RSUs to the Company’s Chief Executive Officer, Dr. Daniel P. Gold. Each RSU represents the contingent right to receive one share of the Company’s common stock. One-third of the RSUs vested on August 30, 2014, the remaining two-thirds will vest on each of August 30, 2015 and August 30, 2016. The shares underlying the RSUs will be delivered to Dr. Gold on the earliest to occur of (i) March 29, 2018, (ii) Dr. Gold’s death, disability or separation from service from the Company for any reason, or (iii) a change in control involving the Company.

The fair value of the RSUs on the date of grant was $3.5 million. The grant date fair value per unit was $8.63. As of September 30, 2014, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was approximately $1.1 million and is expected to be recognized over approximately 1.5 years.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and elsewhere in this report, including, among other things:

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

You should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended June 30, 2014, or 2014 Annual Report, as filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

Overview and Recent Developments

We are an oncology company focused on the clinical development of novel therapies for cancer. Our common stock is listed on the Nasdaq Capital Market under the symbol “MEIP”.

Our business purpose is the development of drugs for the treatment of cancer. We are principally focused on the clinical development of our lead drug candidate, Pracinostat, which we are currently investigating in Phase II clinical trials. Pracinostat is an orally available histone deacetylase (HDAC) inhibitor that is being developed for advanced hematologic diseases such as myelodysplastic syndrome (MDS) and acute myeloid leukemia (AML). In August 2012, we completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*Bio Pte Ltd (“S*Bio”). Our clinical development pipeline also includes our isoflavone-based mitochondrial inhibitor drug candidate, ME-344. A Phase Ib trial in patients with small cell lung and ovarian cancers is ongoing. In September 2013, we acquired PWT143, an oral inhibitor of phosphatidylinositide 3-kinase (PI3K) delta. We expect to complete the pre-clinical work required to support the filing of an IND application for PWT143 by the end of calendar year 2014. We own exclusive worldwide rights to all of our drug candidates.

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

Pracinostat has been tested in multiple Phase I and Phase II clinical trials in advanced hematologic malignancies, such as MDS, AML and myelofibrosis, as well as in solid tumor indications in both adult and pediatric patients. Pracinostat has been generally well tolerated in more than 300 patients to date, with readily manageable side effects often associated with drugs of this class, the most frequent of which is fatigue. The results of these studies also suggest that Pracinostat has potential best-in-class pharmacokinetic properties when compared to other oral HDAC inhibitors.

Pracinostat has demonstrated clinical evidence of single-agent activity in patients with AML and myelofibrosis. In a Phase I dose-escalation trial in patients with advanced hematologic malignancies, 14% of evaluable patients (two of 14) achieved a complete remission (CR), with the responses enduring for more than 206 and 362 days, respectively. These results were presented at the American Society of Hematology (ASH) Annual Meeting in December 2010. In a Phase II clinical trial in intermediate or high-risk myelofibrosis, 36% of patients (eight of 22) demonstrated clinical response from Pracinostat treatment, with 9% of patients (two of 22) having a clinical improvement (anemia response) and 27% (six of 22) experiencing some reduction in splenomegaly. These results were published in the September 2012 issue of Leukemia Research.

Pracinostat has also shown evidence of synergistic activity when used in combination with the hypomethylating agent, azacitidine (or 5-azacitidine), in patients with advanced MDS. Results from a pilot Phase II study presented at the ASH Annual Meeting in December 2012 showed an overall response rate of 89% (eight of nine) among the patients treated at the MD Anderson Cancer Center, including seven patients who achieved either a CR or a complete remission with incomplete blood count recovery (CRi). An additional patient treated at the University of Wisconsin-Madison achieved a CR, increasing the overall response rate in the trial to 90% (nine of 10). The combination of Pracinostat and azacitidine was well tolerated in the study; the most frequent side effects were nausea and fatigue.

In August 2014, enrollment was completed in a randomized, double-blind, placebo-controlled Phase II clinical trial of Pracinostat in combination with azacitidine in intermediate-2 or high-risk patients with previously untreated MDS. The trial enrolled 108 patients with a one-to-one randomization. We expect to unblind this study after a six month follow-up period and report topline data in the first quarter of calendar year 2015. The primary endpoint of the study is CR. Secondary endpoints include overall response rate, hematologic improvement, duration of response, progression-free survival, rate of leukemic transformation, overall survival and safety. The trial is being conducted at 24 sites in the U.S.

In addition, two open-label Phase II trials of Pracinostat are ongoing: one in combination with azacitidine or decitabine in patients with MDS who either failed to respond or maintain a response to their hypomethylating agent alone and the other in combination with azacitidine in elderly patients with newly diagnosed AML who are not suited for intensive chemotherapy. In June 2014, we announced preliminary data from the front line AML trial. Of the first nine patients enrolled in the study, three achieved a CR or CRi. In addition, three patients achieved a partial response (PR) or a partial response with incomplete blood count recovery (PRi), for an overall response rate of 67%. Notably, all six initial responses occurred by the second treatment evaluation. We expect to report additional data from this open-label study at the ASH Annual Meeting in December 2014.

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

In October 2013, results from our first-in-human, single-agent Phase I clinical trial of ME-344 in patients with refractory solid tumors were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. The results indicated that eight of 21 evaluable patients (38%) treated with ME-344 achieved stable disease or better, including five who experienced progression-free survival that was at least twice the duration of their last prior treatment before entry into the study. In addition, one of these patients, a heavily pre-treated patient with small cell lung cancer, achieved a confirmed partial response and continued weekly dosing for two years. ME-344 was generally well tolerated at doses equal to or less than 10 mg/kg delivered on a weekly schedule for extended durations. Dose limiting toxicities were observed at both the 15 mg/kg and 20 mg/kg dose levels, consisting primarily of Grade 3 peripheral neuropathy.

In May 2014, we initiated a Phase Ib clinical trial of ME-344 in combination with topotecan (trade name Hycamtin®) in patients with solid tumors. The Phase Ib study is evaluating the safety and tolerability of intravenous ME-344 in combination with topotecan, a chemotherapy approved by the FDA for the treatment of small cell lung, ovarian and cervical cancers. In October 2014, the first patient was dosed in the cohort-expansion stage of the study. The cohort expansion comes after the initial stage of the study confirmed that the maximum tolerated dose (MTD) of ME-344 in combination with topotecan is 10 mg/kg, the same dose defined for single-agent use. We plan to enroll an additional 40 patients into two cohorts: locally advanced or metastatic small cell lung cancer and ovarian cancer.

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

Results of Operations

Three Months Ended September 30, 2014 and 2013

We incurred losses of $9.0 million and $4.9 million for the three months ended September 30, 2014 and 2013, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to CROs), pre-clinical study costs, costs to manufacture our drug candidates for non-clinical and clinical studies and salaries and other personnel costs. Research and development expenses increased by $3.5 million to $6.6 million for the three months ended September 30, 2014 compared to $3.1 million for the three months ended September 30, 2013. The increase was primarily due to costs associated with drug manufacturing and Phase II clinical trials for Pracinostat, and costs associated with a Phase Ib clinical trial for ME-344. Additionally, salaries and benefits costs, including share-based compensation of $0.4 million for the three months ended September 30, 2014, increased due to hiring of additional employees and additional compensation expense related to stock options.

General and Administrative: General and administrative expenses increased by $0.6 million to $2.4 million for the three months ended September 30, 2014 compared to $1.8 million for the three months ended September 30, 2013. The increase primarily relates to higher levels of salaries and benefits, including share-based compensation of $1.0 million for the three months ended September 30, 2014 compared to $0.8 million for the three months ended September 30, 2013.

Other income or expense: We received interest and dividend income of $12,000 for the three months ended September 30, 2014 compared to $18,000 for the three months ended September 30, 2013. The decrease was due to lower cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

We have accumulated losses of $132.4 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2014, we had $42.1 million in cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments balances will be sufficient to fund our operations through calendar year 2015. Our current business operations are focused on continuing the clinical development of our lead drug candidate, Pracinostat. Our development pipeline also includes ME-344 and PWT143. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operations for the three months ended September 30, 2014 increased to $6.7 million compared to $4.1 million in the three months ended September 30, 2013, due to an increase in expenses incurred for research and development and general and administrative costs as described above.

Net cash provided by investing activities for the three months ended September 30, 2014 was $10.0 million compared to net cash used in investing activities of $6,000 in the three months ended September 30, 2013, due primarily to the maturity of short-term U.S. government securities.

There was no cash provided by financing activities during the three months ended September 30, 2014 and 2013.

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

As of September 30, 2014, we lease approximately 8,800 square feet of office space at a monthly rental rate ranging from $25,077 to $25,957 during the remaining term of the lease, through June 2015.

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

Critical Accounting Policies and Management Estimates

We describe our significant accounting policies in Note 1, The Company and Summary of Significant Accounting Policies, of the notes to financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2014.

Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on its financial statements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

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

PART II OTHER INFORMATION

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

There have been no material changes in the Company’s risk factors from those included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

On November 4, 2014, the Company and New Leaf Ventures II, LP (“New Leaf”) agreed to terminate that certain Governance Agreement, dated as of December 18, 2012 by and between the Company and New Leaf, effective immediately. The Governance Agreement, dated as of December 18, 2012, by and between the Company and Vivo Ventures Fund VII, L.P. remains in full force and effect.

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

101.INS 101.SCH 101.CAL 101.DEF 101.LAB

XBRL Instance Document.

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

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

Date: November 5, 2014