Form 10-Q
period 2014-12-31
MEI Pharma, Inc.
filed 2015-02-06
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No☒

As of February 4, 2015, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 33,291,247.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MEI PHARMA, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2014	June 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,657	$13,777
Short term investments	55,051	35,016

Total cash, cash equivalents and short-term investments	78,708	48,793
Prepaid expenses and other current assets	533	497

Total current assets	79,241	49,290
Intangible assets, net	418	435
Property and equipment, net	79	83

Total assets	$79,738	$49,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,152	$1,708
Accrued liabilities	4,730	2,908

Total current liabilities	6,882	4,616

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized; 33,291,247 and 21,607,296 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	—	—
Additional paid-in-capital	214,403	168,637
Accumulated deficit	(141,547)	(123,445)

Total stockholders’ equity	72,856	45,192

Total liabilities and stockholders’ equity	$79,738	$49,808

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Operating expenses:
Research and development	$(6,703)	$(4,400)	$(13,269)	$(7,502)
General and administrative	(2,415)	(1,949)	(4,854)	(3,760)

Total operating expenses	(9,118)	(6,349)	(18,123)	(11,262)

Loss from operations	(9,118)	(6,349)	(18,123)	(11,262)

Other income (expense):
Interest and dividend income	10	25	22	43
Income tax expense	(1)	—	(1)	(1)

Net loss	$(9,109)	$(6,324)	$(18,102)	$(11,220)

Net loss per share, basic and diluted	$(0.39)	$(0.32)	$(0.80)	$(0.60)

Weighted average shares outstanding – basic and diluted	23,584,604	20,067,241	22,618,413	18,591,926

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(18,102)	$(11,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,662	2,350
Depreciation and amortization	31	24
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(36)	(437)
Accounts payable	444	272
Accrued liabilities	1,822	481

Net cash used in operating activities	(13,179)	(8,530)

Cash flows from investing activities:
Purchases of property and equipment	(10)	(5)
Purchases of short-term investments	(55,028)	(20,001)
Proceeds from maturity of short-term investments	34,993	—

Net cash used in investing activities	(20,045)	(20,006)

Cash flows from financing activities:
Net proceeds from issuance of common stock	43,104	32,725

Net cash provided by financing activities	43,104	32,725

Net increase in cash and cash equivalents	9,880	4,189
Cash and cash equivalents at beginning of the period	13,777	35,573

Cash and cash equivalents at end of the period	$23,657	$39,762

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. The Company

MEI Pharma, Inc., or the Company, is an oncology company focused on the clinical development of novel therapies for cancer. The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “MEIP”.

The Company’s business purpose is the development of drugs for the treatment of cancer. The Company is principally focused on the clinical development of its lead drug candidate, Pracinostat, which it is currently investigating in Phase II clinical trials. Pracinostat is an orally available histone deacetylase (“HDAC”) inhibitor that is currently being developed for advanced hematologic diseases such as myelodysplastic syndrome (“MDS”) and acute myeloid leukemia (“AML”). In August 2012, the Company completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*Bio Pte Ltd (“S*Bio”). The Company’s clinical development pipeline also includes its isoflavone-based mitochondrial inhibitor drug candidate, ME-344. A Phase Ib trial in patients with small cell lung and ovarian cancers is ongoing. In September 2013, the Company acquired PWT143, an oral inhibitor of phosphatidylinositide 3-kinase (“PI3K”) delta. The Company expects to initiate a first-in-human study of PWT143 during the first half of calendar 2015.

The Company owns exclusive worldwide rights to all of its drug candidates, including Pracinostat, ME-344 and PWT143.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents, short-term investments and accounts payable approximate the related fair values due to the short-term maturities of these instruments. The Company invests its excess cash in financial instruments which are readily convertible into cash, such as money market funds and U.S. government securities. Cash is deposited in financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). These deposits are in excess of the FDIC insurance limits.

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

Intangible Assets

Intangible assets consist of patents acquired from S*Bio in August 2012, relating to a family of heterocyclic compounds that inhibit HDACs. Capitalized amounts are amortized on a straight-line basis over the expected life of the intellectual property of 14 years from the date of acquisition. The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. Results of operations for the three and six months ended December 31, 2014, do not reflect any write-downs associated with the potential impairment of intangible assets.

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

Income Taxes

The Company’s income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes paid or refunded for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carry-forwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as differences in the timing of recognizing amounts for tax return purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2014 and June 30, 2014, the Company has established a valuation allowance to fully reserve its net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board (“FASB”) prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if management believes it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Currently the Company is not generating any revenue. Therefore, we have not yet determined the transition method by which we will adopt the standard in 2017.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

2. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and six months ended December 31, 2014 and 2013.

Because the Company is in a net loss position, it has excluded stock options, unvested RSUs and warrants from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. As of December 31, 2014 and 2013, the number of securities excluded from the computation of diluted net loss per share totaled 6,707,609 and 6,418,181, respectively.

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

As of December 31, 2014, the Company leases approximately 8,800 square feet of office space for the Company’s executive and administrative offices. The monthly rental rate ranges from $25,077 to $25,957 during the remaining term of the lease, plus a pro-rata share of certain building expenses. The lease expires in June 2015.

Asset Purchase Agreement

In August 2012, the Company acquired certain assets comprised of intellectual property and technology from S*Bio, including rights to Pracinostat, in exchange for $500,000 of common stock. The Company issued 195,756 shares of common stock to S*Bio and also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus shares of the Company’s common stock having a value of $500,000 will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. We expect to initiate a Phase III clinical trial of Pracinostat in mid-calendar year 2015; the first milestone payment would be due at such time. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. S*Bio will be entitled to receive certain contingent earnout payments based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis. As of December 31, 2014, the Company has not accrued any amounts for potential future payments. The net carrying values of the assets acquired under the agreement are recorded on the balance sheet as intangible assets, net.

License Agreement

In September 2012, the Company entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage on future sales of the Company’s approved drugs utilizing Captisol. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of December 31, 2014, the Company has not accrued any amounts for potential future payments. Costs associated with the license agreement were recorded as research and development expense as incurred.

4. Stockholders’ Equity

Equity Transactions

Shelf Registration Statement

In April 2014, the Company filed a shelf registration statement on Form S-3 with the SEC (“shelf registration statement”). The shelf registration statement was declared effective by the SEC in April 2014. The shelf registration statement permits the Company to sell, from time to time, up to $150 million of common stock, preferred stock and warrants. Pursuant to SEC regulations, if the market value of the Company’s public float is below $75 million, the Company cannot sell securities from the shelf registration statement which represent more than one-third of the market value of the Company’s non-affiliated public float during any 12-month period.

Underwritten Registered Offerings

In December 2014, the Company completed an underwritten registered offering of 11,500,000 shares of its common stock at a price per share of $4.00, pursuant to the shelf registration statement. The Company received net cash proceeds of $43.1 million associated with the offering, after costs of $2.9 million.

In October 2013, the Company completed an underwritten registered offering of 4,375,000 shares of its common stock at a price per share of $8.00 pursuant to a shelf registration statement previously filed and declared effective by the SEC. The Company received net cash proceeds of $32.7 million associated with the offering, after costs of $2.3 million.

Warrants

As of December 31, 2014, there were outstanding warrants to purchase 315,484 shares of the Company’s common stock at an exercise price of $7.14 per share, which expire in May 2017, issued in conjunction with the Company’s May 2012 rights offering; outstanding Series A warrants and warrants issued to the Company’s placement agent for the May 2011 private placement to purchase up to 215,721 shares of common stock at an exercise price of $6.00 per share, which expire in November 2016; and warrants to purchase 4,066,165 shares of the Company’s common stock at an exercise price of $3.12 per share, which expire in December 2017, issued in conjunction with the December 2012 private placement.

5. Share-based Compensation

The Company uses equity-based compensation programs to provide long-term performance incentives for its employees. These incentives consist primarily of stock options and restricted stock units (“RSUs”).

MEI Pharma’s 2008 Stock Omnibus Equity Compensation Plan (the “2008 Equity Plan”) provides for the grant of options and/or other share-based or share-denominated awards to the Company’s non-employee directors, officers, employees and advisors. The 2008 Equity Plan was initially adopted in 2008 and was amended and restated in 2011 and 2012. Effective December 3, 2014, the Company’s stockholders voted to further amend and restate the 2008 Equity Plan to increase the number of shares of common stock authorized for issuance under the plan to 3,936,000 shares, and to increase the maximum term of stock options from five years to ten years, among other changes. As of December 31, 2014, there were 1,758,761 shares available for future grant under the Plan.

Total share-based compensation expense for all stock awards consists of the following, in thousands:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Research and development	$445	$371	$860	$754
General and administrative	807	803	1,802	1,596

Total share-based compensation	$1,252	$1,174	$2,662	$2,350

Stock Options

As of December 31, 2014, there were a total of 1,843,572 options outstanding, including options representing the right to purchase a total of 66,333 shares of common stock which were granted to two of the Company’s officers outside of the Plan.

Stock option activity for the six months ended December 31, 2014 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2014	1,194,854	$8.11
Granted	679,528	6.66
Forfeited	(30,810)	7.07

Outstanding at December 31, 2014	1,843,572	$7.59	3.7	$110,655

Vested and exercisable at December 31, 2014	530,057	$8.31	2.7	$64,760

The fair value of each stock option granted is estimated on the grant date under the fair value method using a binomial valuation model. Stock options granted to employees vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire five years from the date of grant. Stock options granted to directors during the six months ended December 31, 2014 vest ratably each month for periods ranging from seven to 36 months from the date of grant and expire either five years or ten years from the date of grant. The RSU equity awards are measured using the grant date fair value of the Company’s common stock. The estimated fair values of the stock options and RSUs, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Six Months Ended December 31,
	2014	2013
Risk-free interest rate	1.7%	1.4%
Expected life (years)	5.0	5.0
Expected volatility	116.0%	156.6%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$5.24	$6.65

As of December 31, 2014, the Company expects all outstanding options to vest. As of December 31, 2014, there was $4.5 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.7 years.

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

The fair value of the RSUs on the date of grant was $3.5 million. The grant date fair value per unit was $8.63. As of December 31, 2014, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was approximately $0.9 million and is expected to be recognized over a weighted-average period of 1.3 years.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (“2014 Annual Report”), and elsewhere in this report, including, among other things:

•	our inability to obtain required additional financing or financing available to us on acceptable terms, or at all, which may cause us to delay, scale-back or eliminate plans related to development of our drug candidates;

•	we are in an early stage of clinical studies for our product candidates on which our development plans are based; clinical studies by their nature typically have a high level of risk and may not produce successful results;

•	the results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates may not have favorable results in later studies or trials;

•	our inability to maintain or enter into, and the risks resulting from our dependence upon, contractual arrangements necessary for the clinical development, manufacture, commercialization, marketing, sales and distribution of our product candidates;

•	costs and delays in our clinical development programs and/or receipt of U.S. Food and Drug Administration (“FDA”) or other required governmental or regulatory approvals, or the failure to obtain such approvals, for our product candidates;

•	the FDA’s interpretation and our interpretation of data from preclinical and clinical studies may differ significantly;

•	our failure to successfully commercialize our product candidates;

•	the failure of any products to gain market acceptance;

•	our inability to control the costs of manufacturing our products;

•	competition and competitive factors;

•	our inability to protect our patents or proprietary rights and obtain necessary rights to third party patents and intellectual property to operate our business;

•	our inability to operate our business without infringing the patents and proprietary rights of others;

•	costs stemming from our defense against third party intellectual property infringement claims;

•	general economic conditions;

•	technological changes;

•	government regulation generally;

•	changes in industry practice; and

•	one-time events.

These risks are not exhaustive. Other sections of this report and our other filings with the SEC include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our 2014 Annual Report, as filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

Overview and Recent Developments

We are an oncology company focused on the clinical development of novel therapies for cancer. Our common stock is listed on the Nasdaq Capital Market under the symbol “MEIP”.

Our business purpose is the development of drugs for the treatment of cancer. We are principally focused on the clinical development of our lead drug candidate, Pracinostat, which we are currently investigating in Phase II clinical trials. Pracinostat is an orally available HDAC inhibitor that is currently being developed for advanced hematologic diseases such as MDS and AML. In August 2012, we completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*Bio. Our clinical development pipeline also includes our isoflavone-based mitochondrial inhibitor drug candidate, ME-344. A Phase Ib trial in patients with small cell lung and ovarian cancers is ongoing. In September 2013, we acquired PWT143, an oral inhibitor of PI3K delta. We expect to initiate a first-in-human study of PWT143 during the first half of calendar year 2015.

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

Pracinostat has been tested in multiple Phase I and Phase II clinical trials in advanced hematologic malignancies, such as MDS, AML and myelofibrosis, as well as in solid tumor indications in both adult and pediatric patients. Pracinostat has been generally well tolerated in more than 300 patients to date, with manageable side effects often associated with drugs of this class, the most frequent of which is fatigue. The results of these studies also suggest that Pracinostat has potential best-in-class pharmacokinetic properties when compared to other oral HDAC inhibitors, either approved or in development.

Pracinostat has demonstrated clinical evidence of single-agent activity in patients with AML and myelofibrosis. In a Phase I dose-escalation trial in patients with advanced hematologic malignancies, 14% of evaluable patients (two out of 14) achieved a complete remission (“CR”), with the responses enduring for more than 206 and 362 days, respectively. These results were presented at the American Society of Hematology (“ASH”) Annual Meeting in December 2010. In a Phase II clinical trial in intermediate or high-risk myelofibrosis, 36% of patients (eight out of 22) demonstrated clinical response from Pracinostat treatment, with 9% of patients (two out of 22) having a clinical improvement (anemia response) and 27% (six out of 22) experiencing some reduction in splenomegaly. These results were published in the September 2012 issue of Leukemia Research.

Pracinostat has also shown evidence of synergistic activity when used in combination with the hypomethylating agent, azacitidine (marketed as Vidaza®), in patients with advanced MDS. Results from a pilot Phase II study showed an overall response rate of 90% (nine out of ten), including six patients who achieved a CR and three who achieved a complete response with incomplete platelet count recovery (“CRp”). The combination of Pracinostat and azacitidine was well tolerated in the study; the most frequent side effects were nausea and fatigue.

In August 2014, enrollment was completed in a randomized, double-blind, placebo-controlled Phase II clinical trial of Pracinostat in combination with azacitidine in intermediate-2 or high-risk patients with previously untreated MDS. The trial enrolled 102 evaluable patients with a one-to-one randomization and is being conducted at 24 sites in the U.S. The primary endpoint of the study is CR. Secondary endpoints include overall response rate, hematologic improvement, duration of response, progression-free survival, rate of leukemic transformation, overall survival and safety. We expect to unblind this study after a six month follow-up period and report topline data in March 2015.

In December 2014, we announced that the clinical response milestone has been reached in our open-label Phase II study of Pracinostat in hypomethylating agent (“HMA”)-refractory MDS. Of the first 28 patients who received Pracinostat in combination with azacitidine or decitabine (marketed as Dacogen®) after progressing while being treated with the same HMA alone, three have now achieved clinical responses – one partial response (“PR”) and two marrow complete responses (“mCR”) – exceeding the pre-specified clinical improvement rate for expansion of study enrollment. The primary objective of this study was to determine if the addition of Pracinostat to a HMA can result in clinical benefit following disease progression with a HMA alone. We have now completed enrollment in this study and will continue to follow patients for response and survival. The combination of Pracinostat and azacitidine or decitabine has been generally well-tolerated in the study, with no unexpected toxicities. The most common treatment-emergent adverse events include anemia, fatigue and gastrointestinal disorders.

In December 2014, enrollment was completed in our open-label Phase II study of Pracinostat in combination with azacitidine in elderly patients with newly diagnosed AML. The study enrolled a total of 50 patients at 15 clinical sites in the U.S. At the ASH Annual Meeting in December 2014, we presented interim data from 33 patients evaluable for efficacy. At that time, 45% of patients (15 out of 33) evaluable for efficacy in the study achieved the primary endpoint of the study, including nine who achieved a CR, four who achieved a complete response with incomplete blood count recovery (“CRi”) and two who achieved a morphologic leukemia-free state, or mCR. No patient who achieved a response has progressed. The combination of Pracinostat and azacitidine has been generally well-tolerated in the study, with no unexpected toxicities, with six subjects discontinued due to treatment-emergent adverse events. The most common treatment emergent adverse events are neutropenia/neutropenic fever, thrombocytopenia, nausea, fatigue and anemia.

Based on these interim data and recent discussions with the FDA, we are now preparing for a registration-oriented study using CR as the primary endpoint to potentially support accelerated approval for this indication and overall survival as the endpoint for full approval. We expect to initiate this randomized, double-blind, placebo-controlled Phase III clinical trial of Pracinostat in combination with azacitidine in elderly patients with newly diagnosed AML in mid-calendar year 2015.

In February 2014, the FDA granted orphan drug designation to Pracinostat for the treatment of AML. The designation provides orphan status to drugs defined by the FDA as those intended for the safe and effective treatment, diagnosis or prevention of rare diseases that affect fewer than 200,000 people in the U.S. Orphan designation qualifies us for certain development incentives, including tax credits for qualified clinical testing, prescription drug user fee exemptions and seven-year marketing exclusivity upon FDA approval. We also intend to seek orphan drug designation for Pracinostat in combination with azacitidine for the treatment of AML.

Mitochondrial Inhibitor Drug Candidate: ME-344

ME-344 is our isoflavone-derived mitochondrial inhibitor drug candidate. In preclinical studies, ME-344 has been shown to cause cell death in multiple human tumor cell lines, including ovarian cancer stem cells, by interfering with mitochondrial energy generation. In April 2013, data were presented at the American Association for Cancer Research (“AACR”) Annual Meeting showing the ability of ME-344 to decrease tumor burden and delay recurrence in a pre-clinical in vivo model of recurrent epithelial ovarian cancer, the most lethal of all gynecological malignancies.

In October 2013, results from our first-in-human, single-agent Phase I clinical trial of ME-344 in patients with refractory solid tumors were presented at the AACR – National Cancer Institute – European Organization for Research and Treatment of Cancer International Conference on Molecular Targets and Cancer Therapeutics. The results indicated that eight of 21 evaluable patients (38%) treated with ME-344 achieved stable disease or better, including five who experienced progression-free survival that was at least twice the duration of their last prior treatment before entry into the study. In addition, one of these patients, a heavily pre-treated patient with small cell lung cancer, achieved a confirmed partial response and continued weekly dosing for two years. ME-344 was generally well tolerated at doses equal to or less than 10 mg/kg delivered on a weekly schedule for extended durations. Dose limiting toxicities were observed at both the 15 mg/kg and 20 mg/kg dose levels, consisting primarily of Grade 3 peripheral neuropathy.

In May 2014, we initiated a Phase Ib clinical trial of ME-344 in combination with topotecan (trade name Hycamtin®) in patients with solid tumors. The Phase Ib study is evaluating the safety and tolerability of intravenous ME-344 in combination with topotecan, a chemotherapy approved by the FDA for the treatment of small cell lung, ovarian and cervical cancers. In October 2014, the first patient was dosed in the cohort-expansion stage of the study. The cohort expansion comes after the initial stage of the study confirmed that the maximum tolerated dose of ME-344 in combination with topotecan is 10 mg/kg, the same dose defined for single-agent use. We plan to enroll an additional 40 patients into two cohorts: locally advanced or metastatic small cell lung cancer and ovarian cancer.

PI3-Kinase Delta Drug Candidate: PWT143

In September 2013, we acquired exclusive worldwide rights to PWT143 from Pathway Therapeutics, Inc. for an undisclosed upfront cash payment with no future milestone or royalty obligations. In pre-clinical studies, PWT143 has been found to be a potent and selective oral inhibitor of PI3K delta, a molecular target that has been shown to play a critical role in the proliferation and survival of certain hematologic cancer cells. We expect to initiate a first-in-human study of PWT143 during the first half of calendar year 2015.

Results of Operations

Three Months Ended December 31, 2014 and 2013

We incurred losses of $9.1 million and $6.3 million for the three months ended December 31, 2014 and 2013, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to Contract Research Organizations), pre-clinical study costs, costs to manufacture our drug candidates for non-clinical and clinical studies and salaries and other personnel costs. Research and development expenses increased by $2.3 million to $6.7 million for the three months ended December 31, 2014 compared to $4.4 million for the three months ended December 31, 2013. The increase was primarily due to costs associated with drug manufacturing and Phase II clinical trials for Pracinostat, and costs associated with a Phase Ib clinical trial for ME-344. Additionally, salaries and benefits costs increased due to hiring of additional employees and additional compensation expense related to stock options.

General and Administrative: General and administrative expenses increased by $0.5 million to $2.4 million for the three months ended December 31, 2014 compared to $1.9 million for the three months ended December 31, 2013. The increase primarily relates to higher levels of salaries and benefits costs due to hiring of additional employees.

Other income or expense: We received interest and dividend income of $10,000 for the three months ended December 31, 2014 compared to $25,000 for the three months ended December 31, 2013. The decrease was due to lower interest rates earned on cash, cash equivalents and short-term investments.

Six Months Ended December 31, 2014 and 2013

We incurred losses of $18.1 million and $11.2 million for the six months ended December 31, 2014 and 2013, respectively.

Research and Development: Research and development expenses increased by $5.8 million to $13.3 million for the six months ended December 31, 2014 compared to $7.5 million for the six months ended December 31, 2013. The increase was primarily due to costs associated with drug manufacturing and Phase II clinical trials for Pracinostat, and costs associated with a Phase Ib clinical trial for ME-344. Additionally, salaries and benefits costs increased due to hiring of additional employees.

General and Administrative: General and administrative expenses increased by $1.1 million to $4.9 million for the six months ended December 31, 2014 compared to $3.8 million for the six months ended December 31, 2013. The increase primarily relates to higher levels of salaries and benefits costs due to hiring of additional employees.

Other income or expense: We received interest and dividend income of $22,000 for the six months ended December 31, 2014 compared to $43,000 for the six months ended December 31, 2013. The decrease was due to lower interest rates earned on cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

We have accumulated losses of $141.5 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2014, we had $78.7 million in cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments balances will be sufficient to fund our operations through at least calendar year 2016. Our current business operations are focused on continuing the clinical development of our lead drug candidate, Pracinostat. Our development pipeline also includes ME-344 and PWT143. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operations for the six months ended December 31, 2014 increased to $13.2 million compared to $8.5 million in the six months ended December 31, 2013, due to an increase in expenses incurred for research and development and general and administrative costs as described above.

Net cash used in investing activities for the six months ended December 31, 2014 was $20.0 million compared to net cash used in investing activities of $20.0 million in the six months ended December 31, 2013, representing primarily investments in short-term U.S. government securities.

Net cash provided by financing activities for the six months ended December 31, 2014 was $43.1 million compared to $32.7 million in the six months ended December 31, 2013, which reflected net proceeds raised through the issuance of common stock in both our December 2014 underwritten registered offering and our October 2013 underwritten registered offering.

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

As of December 31, 2014, we lease approximately 8,800 square feet of office space at a monthly rental rate of approximately $26,000 per month during the remaining term of the lease, through June 2015.

License Agreement

In September 2012, the Company entered into a license agreement with CyDex. Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of the Company’s approved drugs utilizing Captisol. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice.

S*Bio Asset Purchase

In August 2012, we entered into a definitive asset purchase agreement with S*Bio, pursuant to which we agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. On August 22, 2012, we completed the asset purchase and issued 195,756 shares of common stock to S*Bio. We also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus shares of the Company’s common stock having a value of $500,000 will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. We expect to initiate a Phase III clinical trial of Pracinostat in mid-calendar year 2015; the first milestone payment would be due at such time. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events.

Critical Accounting Policies and Management Estimates

We describe our significant accounting policies in Note 1, The Company and Summary of Significant Accounting Policies, of the notes to financial statements included in our 2014 Annual Report. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2014 Annual Report for the fiscal year ended June 30, 2014. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Currently the Company is not generating any revenue. Therefore, we have not yet determined the transition method by which we will adopt the standard in 2017.

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

None.

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

Date: February 5, 2015