Form 10-Q
period 2015-03-31
MEI Pharma, Inc.
filed 2015-05-07
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting entity	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2015, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 34,155,997.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1:	Financial Statements

MEI PHARMA, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2015	June 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,465	$13,777
Short term investments	50,055	35,016

Total cash, cash equivalents and short-term investments	70,520	48,793
Prepaid expenses and other current assets	592	497

Total current assets	71,112	49,290
Intangible assets, net	409	435
Property and equipment, net	77	83

Total assets	$71,598	$49,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,711	$1,708
Accrued liabilities	3,927	2,908

Total current liabilities	6,638	4,616

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized; 34,155,997 and 21,607,296 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	—	—
Additional paid-in-capital	215,437	168,637
Accumulated deficit	(150,477)	(123,445)

Total stockholders’ equity	64,960	45,192

Total liabilities and stockholders’ equity	$71,598	$49,808

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Operating expenses:
Research and development	$(6,775)	$(5,415)	$(20,044)	$(12,918)
General and administrative	(2,185)	(1,991)	(7,039)	(5,751)

Total operating expenses	(8,960)	(7,406)	(27,083)	(18,669)

Loss from operations	(8,960)	(7,406)	(27,083)	(18,669)

Other income (expense):
Interest and dividend income	30	19	52	62
Income tax expense	—	—	(1)	—

Net loss	$(8,930)	$(7,387)	$(27,032)	$(18,607)

Net loss per share, basic and diluted	$(0.27)	$(0.34)	$(1.03)	$(0.95)

Weighted average shares outstanding - basic and diluted	33,471,920	21,502,542	26,183,435	19,547,968

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(27,032)	$(18,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,730	3,534
Depreciation and amortization	48	34
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(95)	(405)
Accounts payable	1,003	163
Accrued liabilities	1,019	1,680

Net cash used in operating activities	(21,327)	(13,601)

Cash flows from investing activities:
Purchases of property and equipment	(16)	(21)
Purchases of short-term investments	(65,063)	(54,988)
Proceeds from maturity of short-term investments	50,024	19,981

Net cash used in investing activities	(15,055)	(35,028)

Cash flows from financing activities:
Net proceeds from issuance of common stock	43,070	32,726

Net cash provided by financing activities	43,070	32,726

Net increase (decrease) in cash and cash equivalents	6,688	(15,903)
Cash and cash equivalents at beginning of the period	13,777	35,573

Cash and cash equivalents at end of the period	$20,465	$19,670

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. The Company

MEI Pharma, Inc., or “the Company”, is an oncology company focused on the clinical development of novel therapies for cancer. The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “MEIP”.

The Company’s business purpose is the development of drugs for the treatment of cancer. The Company’s portfolio of drug candidates includes Pracinostat, which is currently being investigated in Phase II clinical trials. Pracinostat is an orally available histone deacetylase (“HDAC”) inhibitor that is currently being developed for advanced hematologic diseases such as myelodysplastic syndrome (“MDS”), and acute myeloid leukemia (“AML”). In August 2012, the Company completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*Bio Pte Ltd (“S*Bio”). The Company’s clinical development pipeline also includes its isoflavone-based mitochondrial inhibitor drug candidate, ME-344. A Phase Ib trial in patients with small cell lung and ovarian cancers is ongoing. In September 2013, the Company acquired PWT143, an oral inhibitor of phosphatidylinositide 3-kinase (“PI3K”) delta. The Company expects to initiate a first-in-human study of PWT143 in mid-calendar year 2015.

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

Intangible Assets

Intangible assets consist of patents acquired from S*Bio in August 2012, relating to a family of heterocyclic compounds that inhibit HDACs. Capitalized amounts are amortized on a straight-line basis over the expected life of the intellectual property of 14 years from the date of acquisition. The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. Results of operations for the three and nine months ended March 31, 2015, do not reflect any impairment of intangible assets.

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

Income Taxes

The Company’s income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes paid or refunded for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carry-forwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as differences in the timing of recognizing amounts for tax return purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2015 and June 30, 2014, the Company has established a valuation allowance to fully reserve its net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board (“FASB”) prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if management believes it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of March 31, 2015.

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

2. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and nine months ended March 31, 2015 and 2014.

Because the Company is in a net loss position, it has excluded stock options, unvested RSUs and warrants from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. As of March 31, 2015 and 2014, the number of securities excluded from the computation of diluted net loss per share totaled 5,907,083 and 6,317,161, respectively.

3. Commitments and Contingencies

The Company has contracted with various consultants and third parties to assist it in pre-clinical research and development and clinical trials work for its leading drug compounds. The contracts are terminable at any time, but obligate the Company to reimburse the providers for any time and costs incurred through the date of termination. The Company also has employment agreements with certain of its current employees that provide for severance payments and accelerated vesting for share-based awards if their employment is terminated under specified circumstances.

As of March 31, 2015, the Company leases approximately 8,800 square feet of office space for the Company’s executive and administrative offices. The monthly rental rate is approximately $27,000 per month during the remaining term of the lease, plus a pro-rata share of certain building expenses. In April 2015, the Company signed a lease amendment to extend the lease term through June 30, 2016, with an option to extend the term by an additional year.

Asset Purchase Agreement

In August 2012, the Company acquired certain assets comprised of intellectual property and technology from S*Bio, including rights to Pracinostat, in exchange for $500,000 of common stock. The Company issued 195,756 shares of common stock to S*Bio and also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus shares of the Company’s common stock having a value of $500,000 will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. S*Bio will be entitled to receive certain contingent earnout payments based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis. As of March 31, 2015, the Company has not accrued any amounts for potential future payments. The net carrying values of the assets acquired under the agreement are recorded on the balance sheet as intangible assets, net.

License Agreement

In September 2012, the Company entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage on future sales of the Company’s approved drugs utilizing Captisol. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of March 31, 2015, the Company has not accrued any amounts for potential future payments. Costs associated with the license agreement were recorded as research and development expense as incurred.

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

Warrants

As of March 31, 2015, there were outstanding warrants to purchase 315,484 shares of the Company’s common stock at an exercise price of $7.14 per share, which expire in May 2017, issued in conjunction with the Company’s May 2012 rights offering; outstanding Series A warrants and warrants issued to the Company’s placement agent for the May 2011 private placement to purchase up to 215,721 shares of common stock at an exercise price of $6.00 per share, which expire in November 2016; and warrants to purchase 3,230,202 shares of the Company’s common stock at an exercise price of $3.12 per share, which expire in December 2017, issued in conjunction with the December 2012 private placement.

5. Share-based Compensation

The Company uses equity-based compensation programs to provide long-term performance incentives for its employees. These incentives consist primarily of stock options and restricted stock units (“RSUs”).

MEI Pharma’s 2008 Stock Omnibus Equity Compensation Plan (the “2008 Equity Plan”) provides for the grant of options and/or other share-based or share-denominated awards to the Company’s non-employee directors, officers, employees and advisors. The 2008 Equity Plan was initially adopted in 2008 and was amended and restated in 2011 and 2012. Effective December 3, 2014, the Company’s stockholders voted to further amend and restate the 2008 Equity Plan to increase the number of shares of common stock authorized for issuance under the plan to 3,936,000 shares, and to increase the maximum term of stock options from five years to ten years, among other changes. As of March 31, 2015, there were 1,723,324 shares available for future grant under the 2008 Equity Plan.

Total share-based compensation expense for all stock awards consists of the following, in thousands:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Research and development	$317	$409	$1,177	$1,163
General and administrative	751	775	2,553	2,371

Total share-based compensation	$1,068	$1,184	$3,730	$3,534

Stock Options

As of March 31, 2015, there were a total of 1,879,009 options outstanding, including options representing the right to purchase a total of 66,333 shares of common stock which were granted to two of the Company’s officers outside of the Plan.

Stock option activity for the nine months ended March 31, 2015 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2014	1,194,854	$8.11
Granted	762,322	6.37
Forfeited	(78,167)	7.10

Outstanding at March 31, 2015	1,879,009	$7.45	3.8	$—

Vested and exercisable at March 31, 2015	624,843	$8.17	2.6	$—

The fair value of each stock option granted is estimated on the grant date under the fair value method using a binomial valuation model. Stock options granted to employees vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire five years from the date of grant. Stock options granted to directors during the nine months ended March 31, 2015 vest ratably each month for periods ranging from seven to 36 months from the date of grant and expire either five years or ten years from the date of grant. The RSU equity awards are measured using the grant date fair value of the Company’s common stock. The estimated fair values of the stock options and RSUs, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Nine Months Ended March 31,
	2015	2014
Risk-free interest rate	1.6%	1.4%
Expected life (years)	5.0	5.0
Expected volatility	115.7%	153.9%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$5.00	$6.70

As of March 31, 2015, the Company expects all outstanding options to vest. As of March 31, 2015, there was $3.6 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.7 years.

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

The fair value of the RSUs on the date of grant was $3.5 million. The grant date fair value per unit was $8.63. As of March 31, 2015, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was approximately $0.7 million and is expected to be recognized over a weighted-average period of 1.1 years.

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

Our business purpose is the development of drugs for the treatment of cancer. Our portfolio of drug candidates includes Pracinostat, which we are currently investigating in Phase II clinical trials. Pracinostat is an orally available HDAC inhibitor that is currently being developed for advanced hematologic diseases such as MDS and AML. In August 2012, we completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*Bio. Our clinical development pipeline also includes our isoflavone-based mitochondrial inhibitor drug candidate, ME-344. A Phase Ib trial in patients with small cell lung and ovarian cancers is ongoing. In September 2013, we acquired PWT143, an oral inhibitor of PI3K delta. We expect to initiate a first-in-human study of PWT143 in mid-calendar year 2015.

We own exclusive worldwide rights to all of our drug candidates, including Pracinostat, ME-344 and PWT143.

Clinical Product Development Programs

HDAC Inhibitor Drug Candidate: Pracinostat

Pracinostat is an orally available inhibitor of a group of enzymes called histone deacetylases, or HDACs. HDACs belong to a larger set of proteins collectively known as epigenetic regulators that can alter gene expression by chemically modifying DNA or its associated chromosomal proteins. Abnormal activity of these regulators is believed to play an important role in cancer and other diseases.

Pracinostat has been tested in multiple Phase I and Phase II clinical trials in advanced hematologic malignancies and solid tumor indications with side effects often associated with drugs of this class, the most frequent of which is fatigue. The results of these studies also suggest that Pracinostat has potential best-in-class pharmacokinetic properties when compared to other oral HDAC inhibitors.

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

Pracinostat has also shown evidence of synergistic activity when used in combination with the hypomethylating agent, azacitidine (marketed as Vidaza®), in patients with advanced MDS. Results from a pilot Phase II study presented at the ASH Annual Meeting in December 2012 showed an overall response rate of 89% (eight out of nine). The combination of Pracinostat and azacitidine was generally well-tolerated in the study; the most frequent side effects were nausea and fatigue.

In March 2015, we announced top-line data from a randomized, double-blind, placebo-controlled Phase II clinical study of Pracinostat in combination with azacitidine in intermediate-2 or high-risk patients with previously untreated MDS. The study enrolled 102 evaluable patients, randomized one-to-one, at 19 sites in the U.S. According to the top-line data, the combination of Pracinostat and azacitidine showed no difference in CR rate, the study’s primary endpoint, compared to azacitidine alone. Data from event-driven endpoints, including duration of response, event and progression-free survival and overall survival, are immature and will require longer follow-up in order to achieve meaningful conclusions. There were no new toxicities observed in the study. Fatigue, gastrointestinal toxicities and myelosuppression occurred more frequently in the combination group and resulted in a higher rate of drug discontinuations compared to azacitidine alone.

In December 2014, we reached the clinical response milestone in our open-label Phase II study of Pracinostat in hypomethylating agent (“HMA”)-refractory MDS. Of the first 28 patients who received Pracinostat in combination with azacitidine or decitabine (marketed as Dacogen®) after progressing while being treated with the same HMA alone, three achieved clinical responses – one partial response (“PR”) and two marrow complete responses (“mCR”) – exceeding the pre-specified clinical improvement rate for expansion of study enrollment. The primary objective was to determine if the addition of Pracinostat to a HMA can result in clinical benefit following disease progression with a HMA alone. We have now completed enrollment in this group and will continue to follow patients for response and survival. A second group, patients with stable disease following initial HMA therapy, was closed due to insufficient enrollment. The combination of Pracinostat and azacitidine or decitabine has been generally well-tolerated in the study, with no unexpected toxicities. The most common treatment-emergent adverse events include anemia, fatigue and gastrointestinal disorders.

In December 2014, we completed enrollment in our open-label Phase II study of Pracinostat in combination with azacitidine in elderly patients with newly diagnosed AML. The study enrolled a total of 50 patients at 15 clinical sites in the U.S. At the ASH Annual Meeting in December 2014, we presented interim data from 33 patients evaluable for efficacy. As of March 2015, 52% of those patients (17 out of 33) achieved the primary endpoint of the study, including 33% (11 out of 33) who achieved a CR. The combination of Pracinostat and azacitidine has been generally well-tolerated in the study, with no unexpected toxicities; six subjects discontinued participation in the study due to treatment-emergent adverse events. The most common treatment emergent adverse events are neutropenia/neutropenic fever, thrombocytopenia, nausea, fatigue and anemia. Data from all 50 patients enrolled in this study have been accepted for presentation at the European Hematology Association (“EHA”) Annual Congress in June 2015.

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

We do not intend to initiate any further studies of Pracinostat and azacitidine until we have gained a more complete understanding of the totality of clinical data surrounding the combination.

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

Results from our first-in-human, single-agent Phase I clinical trial of ME-344 in patients with refractory solid tumors were published in the April 1, 2015 issue of Cancer. The results indicated that eight of 21 evaluable patients (38%) treated with ME-344 achieved stable disease or better, including five who experienced progression-free survival that was at least twice the duration of their last prior treatment before entry into the study. In addition, one of these patients, a heavily pre-treated patient with small cell lung cancer, achieved a confirmed partial response and remained on study for 104 weeks. ME-344 was generally well tolerated at doses equal to or less than 10 mg/kg delivered on a weekly schedule for extended durations. Treatment-related adverse events included nausea, dizziness and fatigue. Dose limiting toxicities were observed at both the 15 mg/kg and 20 mg/kg dose levels, consisting primarily of Grade 3 peripheral neuropathy.

In May 2014, we initiated a Phase Ib clinical trial of ME-344 in combination with topotecan (trade name Hycamtin®) in patients with solid tumors. The Phase Ib study is evaluating the safety and tolerability of intravenous ME-344 in combination with topotecan, a chemotherapy approved by the FDA for the treatment of small cell lung, ovarian and cervical cancers. In October 2014, the first patient was dosed in the cohort-expansion stage of the study. The cohort expansion commenced after confirming that the maximum tolerated dose of ME-344 in combination with topotecan is 10 mg/kg, the same dose defined for single-agent use. We are currently enrolling an additional 40 patients into two cohorts, locally advanced or metastatic small cell lung cancer and ovarian cancer, at nine sites in the U.S. and U.K. We expect to present data from the ovarian cancer cohort at a scientific meeting during the fourth quarter of calendar year 2015.

In May 2015, we announced new pre-clinical data showing mitochondria-specific effects of ME-344 in cancer cells, including significantly enhanced anti-tumor activity when combined with a tyrosine-kinase inhibitor (TKI). In addition, a recently published study found ME-344 to be a potent inhibitor of mitochondrial oxidative phosphorylation (OXPHOS) complex I, a direct molecular target.

In a paper published in Volume 5, Number 3 of the American Journal of Cancer Research, our collaborators at the MIMR-PHI Institute of Medical Research in Melbourne identified mitochondrial OXPHOS complex I as a direct molecular target of ME-344, its inhibition causing an immediate reduction of mitochondrial oxygen consumption. This finding provides new understanding of how ME-344 induces cell death by disrupting mitochondrial metabolism.

To gain further insight into its mechanism of action, researchers at the Medical University of South Carolina in Charleston compared the activity of ME-344 in sensitive and naturally resistant lung cancer cell lines. In a dose dependent manner, ME-344 caused instantaneous and pronounced inhibition of oxygen consumption rates in drug-sensitive lung cancer cells, but significantly less in drug-resistant cells. Drug resistance correlated with higher glycolytic metabolism in these cells.

Using a well-characterized spontaneous breast tumor model, researchers at the Spanish National Cancer Research Centre in Madrid found that chronic treatment with the small molecule TKI nintedanib (formerly BIBF 1120) significantly diminished tumor cell glycolysis, however the growing tumor shifted to reliance on mitochondrial metabolism as its primary energy source.

Subsequently, tumors primed by treatment with nintedanib showed significantly enhanced sensitivity to the mitochondrial inhibitor ME-344, with synergistic anti-tumor activity. These findings were accepted for presentation at the AACR Annual Meeting in April 2015.

These new data showing anti-cancer effects when combining ME-344 with an anti-angiogenic agent, such as a TKI, to inhibit both mitochondrial and glycolytic metabolism may help to direct future studies of ME-344.

PI3-Kinase Delta Drug Candidate: PWT143

In September 2013, we acquired exclusive worldwide rights to PWT143 from Pathway Therapeutics, Inc. for an undisclosed upfront cash payment with no future milestone or royalty obligations. In pre-clinical studies, PWT143 has been found to be a potent and selective oral inhibitor of PI3K delta, a molecular target that has been shown to play a critical role in the proliferation and survival of certain hematologic cancer cells. We expect to initiate a first-in-human study of PWT143 in mid-calendar year 2015.

Results of Operations

Three Months Ended March 31, 2015 and 2014

We incurred losses of $8.9 million and $7.4 million for the three months ended March 31, 2015 and 2014, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations), pre-clinical study costs, costs to manufacture our drug candidates for non-clinical and clinical studies and salaries and other personnel costs. Research and development expenses increased by $1.4 million to $6.8 million for the three months ended March 31, 2015 compared to $5.4 million for the three months ended March 31, 2014. The increase was primarily due to costs associated with drug manufacturing and Phase II clinical trials for Pracinostat, and costs associated with a Phase Ib clinical trial for ME-344. Additionally, salaries and benefits costs increased due to hiring of additional employees.

General and Administrative: General and administrative expenses increased by $0.2 million to $2.2 million for the three months ended March 31, 2015 compared to $2.0 million for the three months ended March 31, 2014. The increase primarily relates to higher levels of salaries and benefit costs due to the hiring of additional employees.

Other income or expense: We received interest and dividend income of $30,000 for the three months ended March 31, 2015 compared to $19,000 for the three months ended March 31, 2014. The increase was due to a higher cash, cash equivalents and short-term investments balance during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Nine Months Ended March 31, 2015 and 2014

We incurred losses of $27.0 million and $18.6 million for the nine months ended March 31, 2015 and 2014, respectively.

Research and Development: Research and development expenses increased by $7.1 million to $20.0 million for the nine months ended March 31, 2015 compared to $12.9 million for the nine months ended March 31, 2014. The increase was primarily due to costs associated with drug manufacturing and Phase II clinical trials for Pracinostat, costs associated with a Phase Ib clinical trial for ME-344, and pre-clinical study costs for PWT143. Additionally, salaries and benefits costs increased due to hiring of additional employees.

General and Administrative: General and administrative expenses increased by $1.2 million to $7.0 million for the nine months ended March 31, 2015 compared to $5.8 million for the nine months ended March 31, 2014. The increase primarily relates to higher levels of salaries and benefit costs due to the hiring of additional employees.

Other income or expense: We received interest and dividend income of $52,000 for the nine months ended March 31, 2015 compared to $62,000 for the nine months ended March 31, 2014. The decrease was due to lower interest rates earned on cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

        We have accumulated losses of $150.5 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2015, we had $70.5 million in cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments balances will be sufficient to fund our operations through at least calendar year 2016. Our current business operations are focused on continuing the clinical development of our drug candidates, Pracinostat, ME-344 and PWT143. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operations for the nine months ended March 31, 2015 increased to $21.3 million compared to $13.6 million in the nine months ended March 31, 2014, due to an increase in expenses incurred for research and development and general and administrative costs as described above.

Net cash used in investing activities for the nine months ended March 31, 2015 was $15.1 million compared to net cash used in investing activities of $35.0 million in the nine months ended March 31, 2014, representing primarily investments in short-term U.S. government securities.

Net cash provided by financing activities for the nine months ended March 31, 2015 was $43.1 million compared to $32.7 million in the nine months ended March 31, 2014, which reflected net proceeds raised through the issuance of common stock in both our December 2014 underwritten registered offering and our October 2013 underwritten registered offering.

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

As of March 31, 2015, we lease approximately 8,800 square feet of office space at a monthly rental rate of approximately $27,000 per month during the term of the lease, through June 2016.

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

Critical Accounting Policies and Management Estimates

We describe our significant accounting policies in Note 1, The Company and Summary of Significant Accounting Policies, of the notes to financial statements included in our 2014 Annual Report. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2014 Annual Report. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2014.

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

We place our cash deposits with high credit quality financial institutions and by policy limit the amount of credit exposure to any one corporation or bank. These deposits are in excess of the FDIC insurance limits. We are adverse to principal loss and we ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We seek to mitigate default risk by depositing funds with high credit quality financial institutions, by purchasing short-term investments consisting of U.S. government securities, and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any such financial institution.

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

Date: May 6, 2015