Form 10-K
period 2015-06-30
MEI Pharma, Inc.
filed 2015-09-02
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $128.0 million as of December 31, 2014, based on the closing price of the registrant’s Common Stock as reported on the NASDAQ Capital Market on such date. For purposes of this calculation, shares of the registrant’s common stock held by directors and executive officers have been excluded. This number is provided only for purposes of this Annual Report on Form 10-K and does not represent an admission that any particular person or entity is an affiliate of the registrant.

As of August 31, 2015, there were 34,155,997 shares of the registrant’s common stock, par value $0.00000002 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held in December 2015, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended June 30, 2015.

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

Our business purpose is the development of drugs for the treatment of cancer. Our portfolio of clinical drug candidates includes Pracinostat, an orally available histone deacetylase (“HDAC”) inhibitor currently in Phase II clinical trials for the treatment of advanced hematologic diseases such as acute myeloid leukemia (“AML”) and myelodysplastic syndrome (“MDS”). In August 2012, we completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*Bio Pte Ltd (“S*Bio”). Our clinical development portfolio also includes ME-344, an isoflavone-based mitochondrial inhibitor that showed clinical evidence of activity in a Phase I dose-escalation study in refractory solid tumors. Our third clinical drug candidate is PWT143, an oral inhibitor of phosphatidylinositide 3-kinase (“PI3K”) delta, a molecular target that has been shown to play a critical role in the proliferation and survival of hematologic cancer cells. We initiated a first-in-human study of PWT143 in June 2015. We own exclusive worldwide rights to all of our drug candidates, including Pracinostat, ME-344 and PWT143.

Clinical Development Programs

HDAC Inhibitor Drug Candidate: Pracinostat

Pracinostat is an orally available inhibitor of a group of enzymes called histone deacetylases, or HDACs. HDACs belong to a larger set of proteins collectively known as epigenetic regulators that can alter gene expression by chemically modifying deoxyribonucleic acid (“DNA”) or its associated chromosomal proteins. Abnormal activity of these regulators is believed to play an important role in cancer and other diseases.

Pracinostat has been tested in multiple Phase I and Phase II clinical trials in advanced hematologic malignancies and solid tumor indications. The results of these studies suggest that Pracinostat has potential best-in-class pharmacokinetic properties when compared to other oral HDAC inhibitors, with side effects often associated with drugs of this class, the most frequent of which is fatigue.

Pracinostat has demonstrated clinical evidence of single-agent activity in patients with AML and myelofibrosis. In a Phase I dose-escalation trial in patients with advanced hematologic malignancies, 14% of evaluable patients (two out of 14) achieved a complete remission (“CR”), with the responses enduring for more than 206 and 362 days, respectively. These results were presented at the American Society of Hematology (“ASH”) Annual Meeting in December 2010. In a Phase II clinical trial in intermediate or high-

risk myelofibrosis, 36% of patients (eight out of 22) demonstrated clinical response from Pracinostat treatment, with 9% of patients (two out of 22) having a clinical improvement (anemia response) and 27% (six out of 22) experiencing some reduction in splenomegaly. These results were published in the September 2012 issue of Leukemia Research.

Pracinostat has shown evidence of synergistic activity when used in combination with the hypomethylating agent, azacitidine (marketed as Vidaza®), in patients with advanced MDS. Results from a pilot Phase II study presented at the ASH Annual Meeting in December 2012 showed an overall response rate of 89% (eight of nine). The combination of Pracinostat and azacitidine was generally well-tolerated in the study; the most frequent side effects were nausea and fatigue.

In March 2015, we announced top-line data from a randomized, double-blind, placebo-controlled Phase II clinical study of Pracinostat in combination with azacitidine in intermediate-2 or high-risk patients with previously untreated MDS. The study enrolled 102 evaluable patients, randomized one-to-one, at 19 sites in the U.S. Top-line data showed the addition of Pracinostat to azacitidine did not increase the overall CR rate, the study’s primary endpoint, compared to azacitidine alone. Data from event-driven endpoints, including duration of response, event and progression-free survival and overall survival are currently immature and will require longer follow-up in order to achieve meaningful conclusions. There were no new toxicities observed in the study. Fatigue, gastrointestinal toxicities and myelosuppression occurred more frequently in the combination group and resulted in a higher rate of drug discontinuations compared to azacitidine alone. Exploratory follow-up data suggest that patients receiving Pracinostat plus azacitidine for more than four cycles may receive clinical benefit compared to azacitidine alone. These data have been submitted for presentation at the ASH Annual Meeting in December 2015.

In December 2014, we reached the clinical response milestone in our open-label Phase II study of Pracinostat in hypomethylating agent (“HMA”) refractory MDS. Of the first 28 patients who received Pracinostat in combination with azacitidine or decitabine (marketed as Dacogen®) after progressing while being treated with the same HMA alone, three achieved clinical responses – one partial response (“PR”) and two marrow complete responses (“mCR”) – exceeding the pre-specified clinical improvement rate for expansion of study enrollment. The primary objective of the study was to determine if the addition of Pracinostat to a HMA can result in clinical benefit following disease progression with a HMA alone. We completed enrollment with 39 patients in this group and will continue to follow these patients for response and survival. A second group, patients with stable disease following initial HMA therapy, was closed due to insufficient enrollment. The combination of Pracinostat and azacitidine or decitabine has been generally well-tolerated in the study, with no unexpected toxicities. The most common treatment-emergent adverse events include anemia, fatigue and gastrointestinal disorders.

In February 2014, the U.S. Food & Drug Administration (“FDA”) granted orphan drug designation to Pracinostat for the treatment of AML. The designation provides orphan status to drugs defined by the FDA as those intended for the safe and effective treatment, diagnosis or prevention of rare diseases that affect fewer than 200,000 people in the U.S. Orphan designation qualifies us for certain development incentives, including tax credits for qualified clinical testing, prescription drug user fee exemptions and seven-year marketing exclusivity upon FDA approval. We also intend to seek orphan drug designation in the U.S. and Europe for Pracinostat in combination with azacitidine for the treatment of AML.

In November 2014, we completed enrollment in our open-label Phase II study of Pracinostat in combination with azacitidine in elderly patients with newly diagnosed AML. The study enrolled a total of 50 patients at 15 clinical sites in the U.S. Interim data from the study were presented at the European Hematology Association (“EHA”) Annual Congress in June 2015. To date, 54% of patients (27 out of 50) have achieved the primary endpoint of CR plus complete remission with incomplete blood count recovery (“CRi”) plus morphologic leukemia-free state (“MLFS”), including 42% of which (21 out of 50) who achieved a CR. Most responses occurred within the first two cycles and many continued to improve with ongoing therapy. Median overall survival has not yet been reached in the study. As of our ASH abstract submission on August 4, 2015, the one-year survival rate was approximately 60%. The 60-day mortality rate was 10% (five out of 50). Pracinostat in combination with azacitidine was generally well tolerated in this population of elderly AML patients. The most common treatment-emergent adverse events (“AEs”) included febrile neutropenia, thrombocytopenia, nausea and fatigue.

We continue to follow patients for overall survival. We believe this survival analysis will be important in determining the development path forward for Pracinostat in combination with azacitidine in AML. Updated response and overall survival data have been submitted for presentation at the ASH Annual Meeting in December 2015.

Mitochondrial Inhibitor Drug Candidate: ME-344

ME-344 is our isoflavone-derived mitochondrial inhibitor drug candidate. In preclinical studies, ME-344 has been shown to cause cell death in multiple human tumor cell lines, including ovarian cancer stem cells, by interfering with mitochondrial energy generation.

Results from our first-in-human, single-agent Phase I clinical trial of ME-344 in patients with refractory solid tumors were published in the April 1, 2015 issue of Cancer. The results indicated that eight of 21 evaluable patients (38%) treated with ME-344 achieved stable disease or better, including five who experienced progression-free survival that was at least twice the duration of their last prior treatment before entry into the study. In addition, one of these patients, a heavily pre-treated patient with small cell lung cancer, achieved a confirmed partial response and remained on study for 102 weeks. ME-344 was generally well tolerated at doses equal to or less than 10 mg/kg delivered on a weekly schedule for extended durations. Treatment-related adverse events included nausea, dizziness and fatigue. Dose limiting toxicities were observed at both the 15 mg/kg and 20 mg/kg dose levels, consisting primarily of Grade 3 peripheral neuropathy.

In May 2014, we initiated a Phase Ib clinical trial of ME-344 in combination with topotecan (trade name Hycamtin®) in patients with solid tumors. The Phase Ib study is evaluating the safety and tolerability of intravenous ME-344 in combination with topotecan, a chemotherapy approved by the FDA for the treatment of small cell lung, ovarian and cervical cancers. In October 2014, the first patient was dosed in the cohort-expansion stage of the study after confirming that the maximum tolerated dose of ME-344 in combination with topotecan is 10 mg/kg, the same dose defined for single-agent use. The cohort-expansion stage enrolled patients into two cohorts, locally advanced or metastatic small cell lung cancer and ovarian cancer, at nine sites in the U.S. and U.K. The Phase Ib study enrolled a total of 13 small cell lung cancer patients and 28 ovarian cancer patients. We will continue to follow these patients for response and survival.

In May 2015, we announced new pre-clinical data showing mitochondria-specific effects of ME-344 in cancer cells, including substantially enhanced anti-tumor activity when combined with a vascular endothelial growth factor receptor (“VEGFr”) tyrosine-kinase inhibitor (“TKI”). These new data showing anti-cancer effects when combining ME-344 with an anti-angiogenic agent, such as a VEGFr TKI, to inhibit both mitochondrial and glycolytic metabolism will help to inform our next study of ME-344.

PI3-Kinase Delta Drug Candidate: PWT143

In September 2013, we acquired exclusive worldwide rights to PWT143 from Pathway Therapeutics, Inc. for an undisclosed upfront cash payment with no future milestone or royalty obligations. In pre-clinical studies, PWT143 has been found to be a potent and selective oral inhibitor of PI3K delta, a molecular target that has been shown to play a critical role in the proliferation and survival of certain hematologic cancer cells. The first PI3K delta inhibitor, idelalisib (marketed as Zydelig®), was approved in July 2014 for three types of B-cell blood cancers, with a recommended starting dose of 150 mg orally, twice daily. PWT143 has a distinct chemical structure and has demonstrated evidence of improved pre-clinical activity compared to idelalisib. We initiated a first-in-human clinical study of PWT143 in healthy subjects in June 2015. Preliminary data showed measurable plasma levels of PWT143 as well as significant on target activity observed at the 10 mg starting dose level. In addition, the pharmacokinetic results suggest the potential for once-daily dosing. These data have been submitted for presentation at the ASH Annual Meeting in December 2015. We expect to initiate a Phase I study of PWT143 in patients with hematologic cancers during the first half of calendar year 2016.

Scientific Overview

Epigenetics Program

HDACs play a key role in epigenetic regulation of gene expression by regulating chromatin structure. Acetylation of positively charged lysine residues present in histone proteins by the histone acetyltransferase (“HATs”) reduces the affinity between histones and negatively charged DNA, resulting in the opening of the chromatin structure. This makes it easier for the transcriptional machinery to access the DNA, enhancing RNA transcription. Conversely, deacetylation by the HDACs closes the chromatin structure leading to a repression of gene transcription. In normal cells, HDACs and HATs together control histone acetylation levels to maintain a balance. In diseases such as cancer, this regulation can be disturbed. HDAC inhibitors cause accumulation of acetylated histones, enhance transcription and result in changes of a variety of cellular responses including differentiation, proliferation, migration, survival and response to metabolic and hypoxic stress. In general, tumor cells are more susceptible than normal cells to the anti-proliferative and pro-apoptotic effects of HDAC inhibitors.

There are currently three HDAC inhibitors, one oral and two injectable, approved by the FDA for the treatment of T-cell lymphoma and a fourth HDAC (oral) approved for multiple myeloma. Other HDAC inhibitors are being evaluated in clinical trials as single agents and in combination with chemotherapy for various hematologic diseases, including AML, MDS and myelofibrosis, as well as for solid tumors.

Pracinostat

Pracinostat is an orally available, potent HDAC inhibitor with potentially improved physicochemical, pharmaceutical and pharmacokinetic properties when compared to other compounds of this class, including increased bioavailability and increased half-life.

Pracinostat has been tested in more than 300 patients in multiple Phase I and Phase II clinical trials and found to be generally well tolerated with manageable side effects often associated with drugs of this class, including fatigue, myelosuppresion and gastrointestinal toxicity. Results from a Phase I dose-escalation study, presented at the ASH Annual Meeting in December 2010, demonstrated clinical evidence of single-agent activity in patients with AML, including two CRs. In addition, data from a Phase II clinical trial of Pracinostat showed single-agent activity in patients with intermediate or high-risk myelofibrosis. These results were published in the September 2012 issue of Leukemia Research.

Pracinostat has also shown evidence of activity when used in combination with a wide range of therapies in clinical and pre-clinical studies. Pre-clinical data published in the May 2012 issue of Blood Cancer Journal demonstrated synergistic activity when Pracinostat was combined with Pacritinib, an experimental JAK2 inhibitor. In addition to the Phase II clinical studies in AML and MDS as described under “Clinical Development Programs” above, Pracinostat is currently being evaluated in a Phase II study in combination with ruxolitinib (marketed as Jakafi® and Jakavi®) in patients with myelofibrosis. The goal of this study is to learn if Pracinostat, when given in combination with ruxolitinib, can help to control myelofibrosis. The study, sponsored by the M.D. Anderson Cancer Center, began enrollment in early calendar year 2015.

Cancer Metabolism Program

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

ME-344

ME-344 is the active metabolite of a first generation compound, named NV-128. The proposed target for NV-128 and ME-344 is found in the tumor cell mitochondria, the specialized area in the cell that produces energy in the form of adenosine triphosphate (“ATP”). When these compounds interact with their target, a rapid reduction in ATP occurs, which leads to a cascade of biochemical events within the cell and ultimately to cell death. One outcome that is believed to be critical for cell death induction by ME-344 is the disruption of both mammalian target of rapamycin (mTOR1 and mTOR2) pathways. In cancer cells, the mTOR protein is involved in enhancing tumor growth and may be associated with resistance to chemotherapeutic drugs. Inhibition of both mTOR pathways appears to shut down many of the cellular survival pathways of cancer cells.

ME-344 has demonstrated broad activity against a panel of human cancer cell lines both as a single agent and as a chemosensitizing agent. Results from laboratory research studies conducted in collaboration with the Department of Obstetrics, Gynecology, and Reproductive Sciences at the Yale School of Medicine demonstrate that NV-128 and ME-344 are active against chemotherapy-resistant ovarian tumor stem cells. In April 2011, at the American Association for Cancer Research (“AACR”) Annual Meeting, researchers from the Yale School of Medicine presented pre-clinical data demonstrating the ability of NV-128 to induce mitochondrial instability, ultimately leading to cell death in chemotherapy-resistant ovarian cancer stem cells. This cell death was associated with the activation of the MEK/ERK pathway leading to mitochondrial depolarization and DNA fragmentation. The study further characterized the mechanism of action of NV-128 and demonstrated that NV-128 also promotes a state of cellular starvation, resulting in the activation of the AMP kinase pathway, leading to inhibition of both mTOR pathways and the induction of destructive autophagy. In April 2013, new data were presented at the AACR Annual Meeting showing the ability of ME-344 to decrease tumor burden and delay recurrence in a pre-clinical in vivo model of recurrent epithelial ovarian cancer.

In a recent paper published in Volume 5, Number 3 of the American Journal of Cancer Research, our collaborators at the MIMR-PHI Institute of Medical Research in Melbourne identified mitochondrial oxidative phosphorylation complex I as a direct molecular target of ME-344, with the inhibition of this complex causing an immediate reduction of mitochondrial oxygen consumption. This finding provides new understanding of how ME-344 induces cell death by disrupting mitochondrial metabolism.

To gain further insight into its mechanism of action, researchers at the Medical University of South Carolina in Charleston compared the activity of ME-344 in sensitive and naturally resistant lung cancer cell lines. In a dose dependent manner, ME-344 caused instantaneous and pronounced inhibition of oxygen consumption rates in drug-sensitive lung cancer cells, but significantly less in drug-resistant cells. Drug resistance correlated with higher glycolytic metabolism in these cells. In addition, using a well-characterized spontaneous breast tumor model, researchers at the Spanish National Cancer Research Centre in Madrid found that chronic treatment with the small molecule VEGFr TKI nintedanib (formerly BIBF 1120) significantly diminished tumor cell glycolysis, however the growing tumor shifted to reliance on mitochondrial metabolism as its primary energy source. Subsequently, tumors primed by treatment with nintedanib showed substantially enhanced sensitivity to the mitochondrial inhibitor ME-344, with synergistic anti-tumor activity. These findings were accepted for presentation at the AACR Annual Meeting in April 2015.

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

In pre-clinical studies, PWT143 has been found to be a potent and selective oral inhibitor of PI3K delta, with a distinct chemical structure and evidence of improved pre-clinical activity compared to idelalisib. Data from our first-in-human clinical study of PWT143 in healthy subjects have been submitted for presentation at the ASH Annual Meeting in December 2015. We expect to initiate a Phase I study of PWT143 in patients with hematologic cancers during the first half of calendar year 2016.

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

Intellectual Property

We own, by assignment, worldwide rights to each of our current drug candidates. Our intellectual property portfolio includes approximately 21 issued U.S. patents, 169 issued foreign patents, seven pending U.S. patent applications and 44 pending foreign applications.

We have acquired, by assignment, patents and patent applications from S*Bio relating to a family of heterocyclic compounds, which include Pracinostat, that inhibit histone deacetylases. The U.S. Patent and Trademark Office (“USPTO”) has issued four patents covering a number of these heterocyclic-based compounds, including Pracinostat, and their composition of matter, pharmaceutical compositions, and methods of use to treat proliferative diseases. The composition of matter claims covering Pracinostat are projected to expire in May 2028, not including patent term extension.

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

We have acquired by assignment worldwide rights to PWT143 and other related compounds from Pathway Therapeutics, Inc. The USPTO has issued two patents covering the composition of matter and pharmaceutical compositions of PWT143 which are projected to expire in January 2031 and December 2032, not including any patent term extension. There are currently one U.S. and 21 foreign applications for PWT143 and related compounds pending.

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

Our research and development expenses include clinical and preclinical study fees, personnel costs, and manufacturing costs. Research and development expenses were $23.8 million, $19.3 million, and $6.1 million for the years ended June 30, 2015, 2014 and 2013, respectively.

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

In the U.S., pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and other laws, including in the case of biologics, the Public Health Service Act. We believe, but cannot be certain, that our products will be regulated as drugs by the FDA. The process required by the FDA before drugs may be marketed in the U.S. generally involves the following:

•	pre-clinical laboratory evaluations, including formulation and stability testing, and animal tests performed under the FDA’s Good Laboratory Practices regulations to assess pharmacological activity and toxicity potential;

•	submission and approval of an Investigational New Drug Application (“IND”), including results of pre-clinical tests, manufacturing information, and protocols for clinical tests, which must become effective before clinical trials may begin in the U.S.;

•	obtaining approval of Institutional Review Boards (“IRB”), to administer the products to human subjects in clinical trials;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for the product’s intended use;

•	development of manufacturing processes which conform to FDA current Good Manufacturing Practices (“cGMP”), as confirmed by FDA inspection;

•	submission of results for pre-clinical and clinical studies, and chemistry, manufacture and control information on the product to the FDA in a New Drug Approval Application (“NDA”); and

•	FDA review and approval of a NDA, prior to any commercial sale or shipment of a product.

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

Each NDA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act (“PDUFA”), and its amendments. According to the FDA’s fee schedule, effective on October 1, 2014 the user fee for an application requiring clinical data, such as a NDA, is $2,335,200. PDUFA also imposes an annual product fee for prescription drugs and biologics ($110,370), and an annual establishment fee ($569,200) on facilities used to manufacture prescription drugs and biologics. The FDA adjusts the PDUFA user fees on an annual basis. Effective on October 1, 2015, the user fee for an application requiring clinical data, such as a NDA, will increase to $2,374,200, the annual product fee for prescription drugs and biologics will increase to $114,450, and the annual establishment fee on facilities used to manufacture prescription drugs and biologics will increase to $585,200. A written request can be submitted for a waiver for the application fee for the first human drug application that is filed by a small business, but there are no waivers for product or establishment fees. We are not at the stage of development with our products where we are subject to these fees, but they are significant expenditures that may be incurred in the future and must be paid at the time of application submissions to the FDA.

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

The Best Pharmaceuticals for Children Act (“BPCA”), signed into law on January 4, 2002, was reauthorized and amended by the FDA Amendments Act of 2007 (“FDAAA”). The reauthorization of BPCA provides an additional six months of patent protection to NDA applicants that conduct acceptable pediatric studies of new and currently-marketed drug products for which pediatric information would be beneficial, as identified by the FDA in a Pediatric Written Request. The Pediatric Research Equity Act (“PREA”), signed into law on December 3, 2003, also was reauthorized and amended by the FDAAA. The reauthorization of PREA requires that most applications for drugs and biologics include a pediatric assessment (unless waived or deferred) to ensure the drugs’ and biologics’ safety and effectiveness in children. Such pediatric assessment must contain data, gathered using appropriate formulations for each age group for which the assessment is required, that are adequate to assess the safety and effectiveness of the drug or the biological product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the drug or the biological product is safe and effective. The pediatric assessments can only be deferred provided there is a timeline for the completion of such studies. The FDA may waive (partially or fully) the pediatric assessment requirement for several reasons, including if the applicant can demonstrate that reasonable attempts to produce a pediatric formulation necessary for that age group have failed. The Food and Drug Administration Safety and Innovation Act signed into law on July 9, 2012, permanently renewed and strengthened BPCA and PREA.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances. Pracinostat has been granted orphan drug designation by the FDA for the treatment of AML, but it may not receive orphan designation for other indications. We also intend to seek orphan drug designation in the U.S. and Europe for Pracinostat in combination with azacitidine for the treatment of AML. Our other products may not be eligible for orphan drug status or be designated as orphan drugs. Even if designated as orphan drugs, our products may not be approved before other applications or granted orphan drug exclusivity if approved.

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

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or a national procedure. Under the centralized procedure, a single application to the European Medicines Agency (“EMA”) leads to an approval granted by the European Commission which permits the marketing of the product throughout the EU. The centralized procedure is mandatory for certain classes of medicinal products, but optional for others. For example, all medicinal products developed by certain biotechnological means, and those developed for cancer and other specified diseases and disorders, must be authorized via the centralized procedure. We assume that the centralized procedure will apply to our products that are developed by means of a biotechnology process or are intended for treatment of cancer. The national procedure is used for products that are not required to be authorized by the centralized procedure. Under the national procedure, an application for a marketing authorization is submitted to the competent authority of one member state of the EU. The holders of a national marketing authorization may submit further applications to the competent authorities of the remaining member states via either the decentralized or mutual recognition procedure. The decentralized procedure enables applicants to submit an identical application to the competent authorities of all member states where approval is sought at the same time as the first application, while under the mutual recognition procedure, products are authorized initially in one member state, and other member states where approval is sought are then requested to recognize the original authorization based upon an assessment report prepared by the original authorizing competent authority. Both the decentralized and mutual recognition procedures should take no longer than 90 days, but if one member state makes an objection, which under the legislation can only be based on a possible risk to human health, the application will be automatically referred to the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA. If a referral for arbitration is made, the procedure is suspended. However, member states that have already approved the application may, at the request of the applicant, authorize the product in question without waiting for the result of the arbitration. Such authorizations will be without prejudice to the outcome of the arbitration. For all other concerned member states, the opinion of the CHMP, which is binding, could support or reject the objection or alternatively could reach a compromise position acceptable to all EU countries concerned. The arbitration procedure may take an additional year before a final decision is reached and may require the delivery of additional data.

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

Employees

As of June 30, 2015, we had 20 employees, five of whom hold a Ph.D. or M.D. degree. Other personnel resources are used from time to time as consultants or third party service organizations on an as-needed basis. All members of our senior management team have prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced personnel, but there can be no assurance that we will be able to attract and retain the individuals needed. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

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

The number of shares of our common stock outstanding has increased substantially as a result of our December 2012 private placement, our April 2013 underwritten registered offering, our October 2013 underwritten registered offering, and our December 2014 underwritten registered offering, and some of the purchasers in the private placement beneficially own significant amounts of our common stock.

In December 2012, we completed the private placement of an aggregate of (i) 9,166,665 shares of our common stock and (ii) warrants to purchase an aggregate of 6,416,665 shares of our common stock. In April 2013, we completed an underwritten registered offering of 2,030,000 shares of our common stock. In October 2013, we completed an underwritten registered offering of 4,375,000 shares of our common stock. In December 2014, we completed an underwritten registered offering of 11,500,000 shares of our common stock. Some of the purchasers in the private placement beneficially own significant amounts of our common stock and will have a corresponding influence over the outcome of any stockholder vote, including the election of directors and the approval of mergers or other business combination transactions.

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

You should consider our prospects in light of the risks and difficulties frequently encountered by clinical research stage and developmental companies. We were incorporated in December 2000, and have been in operation since May 2002. We have incurred net losses of $156.1 million from our inception through June 30, 2015, including net losses of $32.7 million, $27.1 million and $11.2 million for the years ended June 30, 2015, 2014 and 2013, respectively. We anticipate that we will incur operating losses and negative operating cash flow for the foreseeable future. We have not yet commercialized any drug candidates and cannot be sure that we will ever be able to do so, or that we may ever become profitable.

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

The trading price of our common stock could be highly volatile in response to various factors, many of which are beyond our control, including, but not limited to, the following:

•	failure to successfully develop our drug candidates;

•	design, results and timing of clinical trials and preclinical studies;

•	announcements of technological innovations by us or our competitors;

•	new products introduced or announced by us or our competitors;

•	changes in financial estimates by securities analysts;

•	actual or anticipated variations in operating results;

•	expiration or termination of licenses, research contracts or other collaboration agreements;

•	conditions or trends in the regulatory climate and the biotechnology, pharmaceutical and genomics industries;

•	instability in the stock market as a result of current or future domestic and global events;

•	changes in the market valuations of similar companies;

•	the liquidity of any market for our securities; and

•	threatened or actual delisting of our common stock from a national stock exchange.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, including upon exercise of outstanding warrants or stock options, or upon issuance of shares related to restricted stock units, and any subsequent sales of such shares. As of June 30, 2015, we had outstanding (i) warrants issued in our December 2012 private placement exercisable to purchase 3,230,202 shares of common stock at an exercise price of $3.12 per share, which expire in December 2017; (ii) warrants issued in our May 2012 rights offering exercisable to purchase 315,484 shares of common stock at an exercise price of $7.14, which expire in May 2017; and (iii) Series A warrants issued in our May 2011 private placement exercisable to purchase 215,721 shares of common stock at an exercise price of $6.00, which expire in November 2016. We also had outstanding options to purchase 1,614,317 shares of common stock and restricted stock units representing the right to receive 400,000 shares of common stock. We may seek additional capital through one or more additional equity transactions in the future; however, such transactions will be subject to market conditions and there can be no assurance any such transactions will be completed. If we sell shares in the future, the prices at which we sell these future shares will vary, and these variations may be significant. Stockholders will experience significant dilution if we sell these future shares at prices significantly below the price at which previous stockholders invested.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have leased approximately 8,800 square feet of office space, located at 11975 El Camino Real, Suite 101, San Diego, California 92130. The location houses the Company’s executive and administrative offices. The lease commenced in July 2010 and expires in June 2016. The monthly rental rate is approximately $27,000 over the remaining lease term, plus a pro rata share of certain building expenses. We believe these facilities will adequately meet our office needs for the foreseeable future.

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

	Prices
	High $	Low $
Year Ended June 30, 2015
First Quarter	7.56	5.89
Second Quarter	8.33	3.57
Third Quarter	6.59	1.69
Fourth Quarter	2.44	1.65
Year Ended June 30, 2014
First Quarter	12.45	6.52
Second Quarter	11.31	7.30
Third Quarter	13.98	7.71
Fourth Quarter	11.50	5.51

Holders

As of August 28, 2015, there were 34,155,997 shares of our common stock outstanding and 3,055 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities authorized for issuance under equity compensation plans

The table below shows, as of June 30, 2015, information for all equity compensation plans previously approved by stockholders and for all compensation plans not previously approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,584,714	$7.06	1,951,286
Equity compensation plans not approved by security holders (2)	29,603	7.68	—

Total	1,614,317	$7.07	1,951,286

(1)	Consists of stock options issuable under the MEI Pharma, Inc. Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (“the Plan”), under which 3,936,000 shares of common stock are authorized for issuance. The Plan provides for the grant of options and/or other stock-based or stock-denominated awards to the Company’s non-employee directors, officers, employees and advisors.
(2)	The Company granted options to purchase 29,603 shares of common stock to Dr. Robert Mass on June 1, 2011 under the terms of his employment agreement. Of Dr. Mass’s options, 25% vested in June 2012 and, thereafter, the remaining 75% of Dr. Mass’s options vested in equal monthly installments over the following thirty-six months. This option grant took place outside of the Plan.

Performance graph

The graph below compares the cumulative five-year total return on our common stock from July 1, 2010, through June 30, 2015, to the cumulative total return over such period for (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index. The graph assumes the investment of $100 on July 1, 2010, with the reinvestment of dividends, although dividends have not been declared on our common stock, and is calculated according to the Securities and Exchange Commission’s methodology. We caution that the stock price performance shown in the graph may not be indicative of future stock price performance. The graph, including each of the graph lines, was provided by Zacks Investment Research, Inc.

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

The following table presents our selected historical condensed financial data. The condensed statements of operations data for fiscal years ended June 30, 2015, 2014 and 2013 and the condensed balance sheet data as of June 30, 2015 and 2014 are derived from our audited financial statements included elsewhere in this Annual Report. The condensed statements of operations data for the fiscal years ended June 30, 2012 and 2011 and the condensed balance sheet data as of June 30, 2013, 2012 and 2011 are derived from our audited financial statements that are not included in this Form 10-K.

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

	Years Ended June 30,
	2015	2014	2013	2012	2011
	(In thousands, except share and per share data)
Statement of Operations Data:
Operating expenses
Research and development	$(23,823)	$(19,331)	$(6,084)	$(4,915)	$(2,115)
General and administrative	(8,948)	(7,897)	(5,138)	(3,479)	(4,336)

Total operating expenses	(32,771)	(27,228)	(11,222)	(8,394)	(6,451)

Loss from operations	(32,771)	(27,228)	(11,222)	(8,394)	(6,451)
Other income (expense), net	77	80	36	871	(330)

Net loss	$(32,694)	$(27,148)	$(11,186)	$(7,523)	$(6,781)

Net loss per share, basic and diluted	$(1.16)	$(1.35)	$(1.10)	$(3.35)	$(5.32)

Shares used to calculate net loss per share, basic and diluted	28,204,356	20,061,387	10,160,835	2,247,709	1,273,901

	As of June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data
Cash, cash equivalents and short-term investments	$63,779	$48,793	$35,573	$6,202	$3,858
Total assets	64,750	49,808	36,547	6,373	4,168
Total liabilities	4,959	4,616	1,675	1,774	2,374
Accumulated deficit	(156,139)	(123,445)	(96,297)	(85,111)	(77,588)
Total stockholders’ equity	59,791	45,192	34,872	4,599	1,794

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

Overview and Recent Developments

Our business purpose is the development of drugs for the treatment of cancer. Our portfolio of clinical drug candidates includes Pracinostat, an orally available HDAC inhibitor currently in Phase II clinical trials for the treatment of advanced hematologic diseases such as AML and MDS. In August 2012, we completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*Bio. Our clinical development portfolio also includes ME-344, our isoflavone-based mitochondrial inhibitor that showed clinical evidence of activity in a Phase I dose-escalation study in refractory solid tumors. Our third clinical drug candidate is PWT143, an oral inhibitor of PI3K delta. We initiated a first-in-human study of PWT143 in June 2015. We own exclusive worldwide rights to all of our drug candidates, including Pracinostat, ME-344 and PWT143.

We have an accumulated deficit of $156.1 million as of June 30, 2015, and may incur substantial net losses in the future as we advance our research and development programs. We have not generated any revenues from operations since inception and we expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. We may need additional financing to fund our operations in the future, including the continued development of our lead drug candidates.

Clinical Development Programs

Pracinostat

In March 2015, we announced top-line data from a randomized, double-blind, placebo-controlled Phase II clinical study of Pracinostat in combination with azacitidine in intermediate-2 or high-risk patients with previously untreated MDS. The study enrolled 102 evaluable patients, randomized one-to-one, at 19 sites in the U.S. The top-line data showed the addition of Pracinostat to azacitidine did not increase the overall CR rate, the primary endpoint of the study, compared to azacitidine alone. Data from event-driven endpoints, including duration of response, event and progression-free survival and overall survival are currently immature and will require longer follow-up in order to achieve meaningful conclusions. There were no new toxicities observed in the study. Fatigue, gastrointestinal toxicities and myelosuppression occurred more frequently in the combination group and resulted in a higher rate of drug discontinuations compared to azacitidine alone. Exploratory follow-up data suggest that patients receiving Pracinostat plus azacitidine for more than four cycles may receive clinical benefit compared to azacitidine alone. These data have been submitted for presentation at the ASH Annual Meeting in December 2015.

In December 2014, we reached the clinical response milestone in our open-label Phase II study of Pracinostat in HMA refractory MDS. Of the first 28 patients who received Pracinostat in combination with azacitidine or decitabine (marketed as Dacogen®) after progressing while being treated with the same HMA alone, three achieved clinical responses – one PR and two mCRs – exceeding the pre-specified clinical improvement rate for expansion of study enrollment. The primary objective of the study was to determine if the addition of Pracinostat to a HMA can result in clinical benefit following disease progression with a HMA alone. We completed enrollment with 39 patients in this group and will continue to follow these patients for response and survival. A second group, patients with stable disease following initial HMA therapy, was closed due to insufficient enrollment. The combination of Pracinostat and azacitidine or decitabine has been generally well-tolerated in the study, with no unexpected toxicities. The most common treatment-emergent adverse events include anemia, fatigue and gastrointestinal disorders.

In February 2014, the FDA granted orphan drug designation to Pracinostat for the treatment of AML. The designation provides orphan status to drugs defined by the FDA as those intended for the safe and effective treatment, diagnosis or prevention of rare diseases that affect fewer than 200,000 people in the U.S. Orphan designation qualifies us for certain development incentives, including tax credits for qualified clinical testing, prescription drug user fee exemptions and seven-year marketing exclusivity upon FDA approval. We also intend to seek orphan drug designation in the U.S. and Europe for Pracinostat in combination with azacitidine for the treatment of AML.

In November 2014, we completed enrollment in our open-label Phase II study of Pracinostat in combination with azacitidine in elderly patients with newly diagnosed AML. The study enrolled a total of 50 patients at 15 clinical sites in the U.S. Interim data from the study were presented at the EHA Annual Congress in June 2015. To date, 54% of patients (27 out of 50) have achieved the primary endpoint of CR+CRi+MLFS, including 42% (21 out of 50) who achieved a CR. Most responses occurred within the first two cycles and many continued to improve with ongoing therapy. Median overall survival has not yet been reached in the study. As of our ASH abstract submission on August 4, 2015, the one-year survival rate was approximately 60%. The 60-day mortality rate was 10% (five out of 50). Pracinostat in combination with azacitidine was generally well tolerated in this population of elderly AML patients. The most common treatment-emergent AEs included febrile neutropenia, thrombocytopenia, nausea and fatigue.

We continue to follow patients for overall survival. We believe this survival analysis will be important in determining the development path forward for Pracinostat in combination with azacitidine in AML. Updated response and overall survival data have been submitted for presentation at the ASH Annual Meeting in December 2015.

ME-344

Results from our first-in-human, single-agent Phase I clinical trial of ME-344 in patients with refractory solid tumors were published in the April 1, 2015 issue of Cancer. The results indicated that eight of 21 evaluable patients (38%) treated with ME-344 achieved stable disease or better, including five who experienced progression-free survival that was at least twice the duration of their last prior treatment before entry into the study. In addition, one of these patients, a heavily pre-treated patient with small cell lung cancer, achieved a confirmed partial response and remained on study for 102 weeks. ME-344 was generally well tolerated at doses equal to or less than 10 mg/kg delivered on a weekly schedule for extended durations. Treatment-related adverse events included nausea, dizziness and fatigue. Dose limiting toxicities were observed at both the 15 mg/kg and 20 mg/kg dose levels, consisting primarily of Grade 3 peripheral neuropathy.

In May 2014, we initiated a Phase Ib clinical trial of ME-344 in combination with Hycamtin® (topotecan) in patients with solid tumors. The Phase Ib study is evaluating the safety and tolerability of intravenous ME-344 in combination with topotecan, a chemotherapy approved by the FDA for the treatment of small cell lung, ovarian and cervical cancers. In October 2014, the first patient was dosed in the cohort-expansion stage of the study after confirming that the maximum tolerated dose of ME-344 in combination with topotecan is 10 mg/kg, the same dose defined for single-agent use. The cohort-expansion stage enrolled patients into two cohorts, locally advanced or metastatic small cell lung cancer and ovarian cancer, at nine sites in the U.S. and U.K. The Phase Ib study enrolled a total of 13 small cell lung cancer patients and 28 ovarian cancer patients. We will continue to follow these patients for response and survival.

In May 2015, we announced new pre-clinical data showing mitochondria-specific effects of ME-344 in cancer cells, including substantially enhanced anti-tumor activity when combined with a VEGFr TKI. These new data showing anti-cancer effects when combining ME-344 with an anti-angiogenic agent, such as a VEGFr TKI, to inhibit both mitochondrial and glycolytic metabolism will help to inform our next study of ME-344.

PWT143

In June 2015, we initiated a first-in-human clinical study of PWT143 in healthy subjects. Preliminary data showed measurable plasma levels of PWT143 as well as significant on target activity observed at the 10 mg starting dose level. In addition, the pharmacokinetic results suggest the potential for once-daily dosing. These data have been submitted for presentation at the ASH Annual Meeting in December 2015. We expect to initiate a Phase I study of PWT143 in patients with hematologic cancers during the first half of calendar year 2016.

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

Underwritten Registered Offerings

In December 2014, we completed an underwritten registered offering of 11,500,000 shares of our common stock at a price per share of $4.00 pursuant to the April 2014 shelf registration statement. We received net proceeds of $43.1 million associated with the offering.

In October 2013, we completed an underwritten registered offering of 4,375,000 shares of our common stock at a price per share of $8.00 pursuant to a shelf registration statement. We received net proceeds of $32.7 million associated with the offering.

In April 2013, we completed an underwritten registered offering of 2,030,000 shares of our common stock at a price per share of $7.50 pursuant to a shelf registration statement. We received net proceeds of $14.2 million associated with the offering.

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

S*Bio Asset Purchase

In August 2012, we entered into a definitive asset purchase agreement with S*Bio, pursuant to which we agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. On August 22, 2012, we completed the asset purchase and issued 195,756 shares of common stock to S*Bio. We also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus shares of the Company’s common stock having a value of $500,000 will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for an indication. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events.

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

Corporate Developments

Board of Directors and Management

In December 2014, our stockholders elected Kevan E. Clemens, Ph.D., to our board of directors.

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

Share-Based Compensation

Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, we estimate the grant date fair value using a binomial valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. We estimate our expected future volatility based on our stock’s historical price volatility. Our stock’s future volatility may differ from our estimated volatility at the grant date. For restricted stock unit (“RSU”) equity awards, we estimate the grant date fair value using the Company’s closing stock price on the date of grant. Share-based compensation recorded in our statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. We recognize the value of the awards over the awards’ requisite service or performance periods. The requisite service period is generally the time over which our share-based awards vest. Unrecognized compensation expense as of June 30, 2015 related to non-vested stock options and RSUs totalled $2.3 million and $0.5 million, respectively. Such compensation expense is expected to be recognized over weighted-average periods of 1.6 years and 1.0 years, respectively.

Results of Operations

We are providing the following summary of our research and development expenses and general and administrative expenses to supplement the more detailed discussions below. The dollar values in the following tables are in thousands.

Research and development expenses	Years Ended June 30,
	2015	2014	2013
Clinical and drug development costs	$(18,443)	$(14,875)	$(4,201)
Salaries and benefits	(3,994)	(3,304)	(1,091)
Patent-related legal costs	(630)	(754)	(487)
Other	(756)	(398)	(305)

Total research and development expenses	$(23,823)	$(19,331)	$(6,084)

General and administrative expenses	Years Ended June 30,
	2015	2014	2013
Salaries and benefits	$(6,101)	$(5,369)	$(3,059)
Legal and professional fees	(1,074)	(1,079)	(905)
Other	(1,773)	(1,449)	(1,174)

Total general and administrative expenses	$(8,948)	$(7,897)	$(5,138)

Comparison of Years Ended June 30, 2015 and 2014

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to CROs), pre-clinical study costs, cost to manufacture our drug candidates for non-clinical and clinical studies, and salaries and other personnel costs. Research and development expenses increased $4.5 million to $23.8 million for the year ended June 30, 2015 compared to $19.3 million for the year ended June 30, 2014. The increase was primarily due to costs associated with Phase II clinical trials for Pracinostat. Additionally, we incurred costs associated with a Phase I clinical trial for ME-344, as well as pre-clinical costs related to PWT143. Salaries and benefit costs, including share-based compensation of $1.0 million for the year ended June 30, 2015, increased due to hiring of additional employees. We expect research and development expenses to decrease during the fiscal year ending June 30, 2016 due to the timing of our clinical trials.

General and Administrative: General and administrative expenses increased by $1.0 million to $8.9 million for the year ended June 30, 2015 compared to $7.9 million for the year ended June 30, 2014. The increase primarily relates to higher levels of salaries and benefits.

Other income or expense: We received interest on cash, cash equivalents and short-term investments of $78,000 for the year ended June 30, 2015 and $81,000 for the year ended June 30, 2014.

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

General and Administrative: General and administrative expenses increased by $2.8 million to $7.9 million for the year ended June 30, 2014 compared to $5.1 million for the year ended June 30, 2013. The increase primarily relates to higher levels of salaries and benefits, including share-based compensation of $3.2 million for the year ended June 30, 2014 compared with $1.3 million for the year ended June 30, 2013.

Other income or expense: We received interest on cash, cash equivalents and short-term investments of $81,000 for the year ended June 30, 2014 and $37,000 for the year ended June 30, 2013. The increase was due to higher cash and short-term investment balances.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under United States Generally Accepted Accounting Principles (“U.S. GAAP”). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard allows the use of either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14 which defers the effective date of this standard by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that year. Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). Currently the Company is not generating any revenue. Therefore, we have not yet determined the transition method by which we will adopt the standard.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual reporting periods ending after December 15, 2016, with early adoption permitted. Subsequent to adoption the Company will apply the guidance in ASU 2014-15 to assess going concern.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Liquidity and Capital Resources

We have accumulated losses of $156.1 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2015, we had $63.8 million in cash and cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments balances will be sufficient to fund our operations through at least the next twelve months. Our current business operations are focused on continuing the clinical development of our drug candidates, Pracinostat, ME-344 and PWT143. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operations for the year ended June 30, 2015 was $28.1 million compared to $19.5 million in the year ended June 30, 2014 due to an increase in expenses incurred for research and development and general and administrative costs as described above. Net cash used in operations for the year ended June 30, 2014 was $19.5 million compared to $10.0 million in the year ended June 30, 2013 due to an increase in expenses incurred for research and development and general and administrative costs as described above.

Net cash used in investing activities for the year ended June 30, 2015 was $10.1 million compared to $35.1 million in the year ended June 30, 2014. The decrease was primarily due to higher acquisition of short-term investments in 2014 compared to 2015, net of maturities. Net cash used in investing activities for the year ended June 30, 2014 was $35.1 million compared to $38,000 in the year ended June 30, 2013. The increase was primarily due to the acquisition of short-term investments.

Net cash provided by financing activities was $43.1 million during the year ended June 30, 2015 compared with $32.7 million during the year ended June 30, 2014. Cash raised during the year ended June 30, 2015 reflected $43.1 million in net proceeds received associated with the issuance of common stock. Cash raised during the year ended June 30, 2014 reflected $32.7 million net proceeds received associated with the issuance of common stock. Net cash provided by financing activities was $32.7 million during the year ended June 30, 2014 compared with $39.5 million during the year ended June 30, 2013. Cash raised during the year ended June 30, 2014 reflected $32.7 million in net proceeds received associated with the issuance of common stock. Cash raised during the year ended June 30, 2013 reflected $39.5 million net proceeds received associated with the issuance of common stock.

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

We have leased approximately 8,800 square feet of office space, located at 11975 El Camino Real, Suite 101, San Diego, California 92130. The location houses the Company’s executive and administrative offices. The lease commenced in July 2010 and expires in June 2016. The monthly rental rate is approximately $27,000 over the remaining lease term, plus a pro rata share of certain building expenses. The remaining contractual obligation is $322,000. We believe these facilities will adequately meet our office needs for the foreseeable future.

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

We place our cash deposits with high credit quality financial institutions and by policy limit the amount of credit exposure to any one corporation or bank. These deposits are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. We are adverse to principal loss and we ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We seek to mitigate default risk by depositing funds with high credit quality financial institutions, by purchasing short-term investments consisting of U.S. government securities, and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any such financial institution.

We do not consider the effects of interest rate movements to be a material risk to our financial condition.

Item 8. Financial Statements and Supplementary Data

MEI Pharma, Inc.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MEI Pharma, Inc.

San Diego, California

We have audited the accompanying balance sheets of MEI Pharma, Inc. (the “Company”) as of June 30, 2015 and 2014 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEI Pharma, Inc. at June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MEI Pharma, Inc.’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 1, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Diego, California

September 1, 2015

MEI PHARMA, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$18,722	$13,777
Short-term investments	45,057	35,016

Total cash, cash equivalents and short-term investments	63,779	48,793
Prepaid expenses and other current assets	502	497

Total current assets	64,281	49,290
Intangible assets, net	401	435
Property and equipment, net	68	83

Total assets	$64,750	$49,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$863	$1,708
Accrued liabilities	4,096	2,908

Total current liabilities	4,959	4,616
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized; 34,155,997 shares and 21,607,296 shares issued and outstanding at June 30, 2015 and 2014, respectively	—	—
Additional paid-in-capital	215,930	168,637
Accumulated deficit	(156,139)	(123,445)

Total stockholders’ equity	59,791	45,192

Total liabilities and stockholders’ equity	$64,750	$49,808

See accompanying notes to financial statements.

MEI PHARMA, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended June 30,
	2015	2014	2013
Operating expenses:
Research and development	$(23,823)	$(19,331)	$(6,084)
General and administrative	(8,948)	(7,897)	(5,138)

Total operating expenses	(32,771)	(27,228)	(11,222)

Loss from operations	(32,771)	(27,228)	(11,222)
Other income (expense):
Interest and dividend income	78	81	37
Income tax expense	(1)	(1)	(1)

Net loss	(32,694)	$(27,148)	$(11,186)

Net loss per share, basic and diluted	$(1.16)	$(1.35)	$(1.10)

Weighted average shares outstanding - basic and diluted	28,204,356	20,061,387	10,160,835

See accompanying notes to financial statements.

MEI PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Preferred Shares	Common Shares	Additional paid in capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2012	1,000	3,416,491	$89,710	$(85,111)	$4,599
Net loss	—	—	—	(11,186)	(11,186)
Issuance of common stock	—	11,196,665	39,453	—	39,453
Exercise of warrants	—	1,503,159	—	—	—
Conversion of Series A preferred stock	(1,000)	804,500	—	—	—
Issuance of common stock for purchase of intangible assets	—	195,756	500	—	500
Share-based compensation expense	—	—	1,506	—	1,506

Balance at June 30, 2013	—	17,116,571	131,169	(96,297)	34,872
Net loss	—	—	—	(27,148)	(27,148)
Issuance of common stock	—	4,375,000	32,695	—	32,695
Exercise of warrants	—	115,725	26	—	26
Share-based compensation expense	—	—	4,747	—	4,747

Balance at June 30, 2014	—	21,607,296	168,637	(123,445)	45,192
Net loss	—	—	—	(32,694)	(32,694)
Issuance of common stock	—	11,500,000	43,070	—	43,070
Exercise of warrants	—	1,048,701	—	—	—
Share-based compensation expense	—	—	4,223	—	4,223

Balance at June 30, 2015	—	34,155,997	$215,930	$(156,139)	$59,791

See accompanying notes to financial statements.

MEI PHARMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(32,694)	$(27,148)	$(11,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,223	4,747	1,506
Depreciation and amortization	64	50	45
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5)	(41)	(310)
Accounts payable	(845)	1,171	(57)
Accrued liabilities	1,188	1,770	(42)

Net cash used in operating activities	(28,069)	(19,451)	(10,044)

Cash flows from investing activities:
Purchases of property and equipment	(15)	(50)	(38)
Purchases of short-term investments	(70,077)	(69,997)	—
Proceeds from maturity of short-term investments	60,036	34,981	—

Net cash used in investing activities	(10,056)	(35,066)	(38)

Cash flows from financing activities:
Net proceeds from issuance of common stock	43,070	32,721	39,453

Net cash provided by financing activities	43,070	32,721	39,453

Net increase (decrease) in cash and cash equivalents	4,945	(21,796)	29,371
Cash and cash equivalents at beginning of the period	13,777	35,573	6,202

Cash and cash equivalents at end of the period	$18,722	$13,777	$35,573

Supplemental cash flow information:
Income taxes paid	$(1)	$(1)	$(1)

Issuance of common stock for purchase of intangible assets	$—	$—	$500

See accompanying notes to financial statements.

MEI PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

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

The Company’s business purpose is the development of drugs for the treatment of cancer. The Company’s portfolio of clinical drug candidates includes Pracinostat, an orally available HDAC inhibitor currently in Phase II clinical trials for the treatment of advanced hematologic diseases such as AML and MDS. In August 2012, the Company completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*Bio Pte Ltd (“S*Bio”). The Company’s clinical development pipeline also includes ME-344, an isoflavone-based mitochondrial inhibitor that showed clinical evidence of activity in a Phase I dose-escalation study in refractory solid tumors. The Company’s third clinical drug candidate is PWT143, an oral inhibitor of PI3K delta. The Company initiated a first-in-human study of PWT143 in June 2015. The Company owns exclusive worldwide rights to all of our drug candidates, including Pracinostat, ME-344 and PWT143.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard allows the use of either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14 which defers the effective date of this standard by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that year. Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). Currently the Company is not generating any revenue. Therefore, the Company has not yet determined the transition method by which it will adopt the standard.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual reporting periods ending after December 15, 2016, with early adoption permitted. Subsequent to adoption the Company will apply the guidance in ASU 2015-14 to assess going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company uses estimates for certain accruals including drug development costs, clinical and pre-clinical study fees and expenses, and share-based compensation, among others. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when purchased. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Short-Term Investments

Investments that have maturities of greater than three months but less than one year are classified as short-term investments. Short-term investments are considered to be ‘held to maturity’ and are recorded at their amortized cost. As of June 30, 2015 and 2014, the Company’s short-term investments consisted of $45.1 million and $35.0 million, respectively, in U.S. government securities. The short-term investments held as of June 30, 2015 and 2014 had maturity dates of less than one year. Due to the short-term maturities of these instruments, the amortized cost approximates the related fair values. As of June 30, 2015 and 2014, the gross holding gains and losses were immaterial.

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

Intangible Assets

Intangible assets consist of patents acquired from S*Bio in August 2012, relating to a family of heterocyclic compounds that inhibit HDACs. Capitalized amounts are amortized on a straight-line basis over the expected life of the intellectual property of 14 years from the date of acquisition. The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. Results of operations for the years ended June 30, 2015, 2014 and 2013 do not reflect any write-downs associated with the potential impairment of intangible assets.

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

Share-based Compensation

Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, the Company estimates the grant date fair value using a binomial valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. The Company estimates the expected future volatility based on the stock’s historical price volatility. The stock’s future volatility may differ from our estimated volatility at the grant date. For RSU equity awards, the Company estimates the grant date fair value using the Company’s closing stock price on the date of grant. Share-based compensation recorded in the statement of operations is based on the awards expected to ultimately vest and has been reduced for estimated forfeitures. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. The Company recognizes the value of the awards over the awards’ requisite service or performance periods. The requisite service period is generally the time over which the share-based awards vest.

Interest and Dividend Income

Interest on cash balances is recognized when earned. Dividend income is recognized when the right to receive the payment is established.

Income Taxes

The Company’s income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2015 and 2014, the Company has established a valuation allowance to fully reserve its net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership of the Company may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The FASB Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of June 30, 2015 and 2014.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to current period financial statement presentation. These changes did not impact previously reported net loss, loss per share, stockholders’ equity, total assets or cash flows.

Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the years ended June 30, 2015, 2014 and 2013.

Net loss per share was determined as follows (in thousands, except share and per share amounts):

	Years ended June 30,
	2015	2014	2013
Numerator
Net loss	$(32,694)	$(27,148)	$(11,186)

Denominator
Weighted average common shares outstanding	28,204,356	20,061,387	10,160,835

Basic and diluted net loss per share	$(1.16)	$(1.35)	$(1.10)

Because the Company is in a net loss position, it has excluded stock options, warrants, unvested restricted stock units and convertible preferred stock from its calculation of diluted net loss per share, and the Company’s diluted net loss per share is the same as the Company’s basic net loss per share. For the years ended June 30, 2015, 2014 and 2013, the Company did not have any items that would be classified as other comprehensive income or losses. The table below presents the potentially dilutive securities that were excluded in the Company’s calculation of diluted net loss per share allocable to common stockholders as they were antidilutive as of June 30, 2015, 2014 and 2013.

	Years ended June 30,
	2015	2014	2013
Anti-dilutive securities not included in diluted loss per share:
Stock options	1,614,317	1,194,854	635,094
Warrants	3,761,407	4,900,999	5,062,000
Restricted stock units	266,667	400,000	400,000

Total anti-dilutive securities not included in diluted net loss per share	5,642,391	6,495,853	6,097,094

Note 2. Intangible Assets

Intangible assets consisted of the following, in thousands:

	June 30,
	2015	2014
S*Bio Patents - Gross	$500	$500
S*Bio Patents - Accumulated amortization	(99)	(65)

Intangible assets, net	$401	$435

Amortization expense of intangible assets for the years ended June 30, 2015, 2014 and 2013 was $34,000, $35,000 and $30,000, respectively. We expect to record amortization of $35,000 per year through 2026 for our S*Bio patents.

Note 3. Property and Equipment

Property and equipment consisted of the following, in thousands:

	June 30,
	2015	2014
Furniture and equipment	$123	$107
Leasehold improvements	31	32

	154	139
Less: accumulated depreciation	(86)	(56)

Property and equipment, net	$68	$83

Depreciation expense of property and equipment for the years ended June 30, 2015, 2014 and 2013 was $30,000, $15,000 and $15,000, respectively.

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following, in thousands:

	June 30,
	2015	2014
Accrued pre-clinical and clinical trial expenses	$2,881	$1,899
Accrued compensation and benefits	995	800
Accrued legal and professional services expenses	141	102
Other	79	107

Total accrued liabilties	$4,096	$2,908

Note 5. Related Party Transactions

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

Note 6. Stockholders’ Equity

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

Underwritten Registered Offerings

In December 2014, the Company completed an underwritten registered offering of 11,500,000 shares of its common stock at a price per share of $4.00 pursuant to the April 2014 shelf registration statement. The Company received net proceeds of $43.1 million associated with the offering, after costs of $2.9 million.

In October 2013, the Company completed an underwritten registered offering of 4,375,000 shares of its common stock at a price per share of $8.00 pursuant to a shelf registration statement. The Company received net proceeds of $32.7 million associated with the offering, after costs of $2.3 million.

In April 2013, the Company completed an underwritten registered offering of 2,030,000 shares of its common stock at a price per share of $7.50 pursuant to a shelf registration statement. The Company received net proceeds of $14.2 million associated with the offering, after costs of $1.0 million.

December 2012 Private Placement

In December 2012, the Company completed the sale (the “December 2012 private placement”) of 9,166,665 shares of common stock and warrants to purchase an additional 6,416,665 shares of common stock for an aggregate offering price of $27.5 million, pursuant to the terms of the Securities Purchase Agreement, dated November 4, 2012, between the Company and certain accredited investors identified therein. The Company received net proceeds of $25.3 million associated with the Private Placement. In the period from December 2012 through June 2015, the investors exercised, on a cashless basis, warrants representing the right to purchase 3,186,463 shares of common stock. For the years ended June 30, 2015, 2014 and 2013, the Company issued 1,048,701, 112,059, and 1,383,959 shares of common stock, respectively, in conjunction with the exercise of the warrants.

Rights Offering

In May 2012, the Company completed a rights offering (“Rights Offering”). In conjunction with the Rights Offering , the Company issued 971,700 shares of common stock and warrants to purchase an additional 485,857 shares of common stock. The warrants are exercisable for a five-year period beginning on May 11, 2012. The Company received net proceeds of $4.8 million associated with the Rights Offering. In December 2012, upon the execution of a waiver agreement, Novogen surrendered to the Company for cancellation warrants acquired by Novogen in the Rights Offering for the purchase of 166,666 shares of common stock. No warrants associated with the Rights Offering were exercised during the year ended June 30, 2015. For the years ended June 30, 2014 and 2013, holders exercised warrants acquired in the Rights Offering representing the right to purchase 3,666 and 41 shares of common stock, respectively.

S*Bio Asset Purchase

In August 2012, the Company acquired from S*Bio certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for 195,756 shares of common stock valued at $0.5 million (see Note 8).

Series A Warrants

The Company issued 410,102 Series A warrants in May 2011 and September 2011 in conjunction with its May 2011 private placement financing. The Series A warrants became exercisable in November 2011 and will expire in November 2016. The exercise price of the Series A warrants is $6.00 per share. In December 2012, the investors exercised, on a cashless basis, Series A warrants representing the right to purchase an aggregate of 194,381 shares of common stock. The Company issued 119,159 shares of common stock in conjunction with the exercise of the Series A warrants.

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

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 100,000 shares of preferred stock with par value of $.01 per share in one or more series and to fix the rights, preferences, privileges and restrictions in respect of that preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices and liquidation preferences, and the number of shares constituting such series and the designation of any such series, without future vote or action by the stockholders. Therefore, the board without the approval of the stockholders could authorize the issue of preferred stock with voting, conversion and other rights that could affect the voting power, dividend and other rights of the holders of shares or that could have the effect of delaying, deferring or preventing a change of control. There were no shares of preferred stock outstanding as of June 30, 2015 or 2014.

Warrants

As of June 30, 2015, there were outstanding warrants to purchase 315,484 shares of the Company’s common stock at an exercise price of $7.14 per share, which expire in May 2017, issued in conjunction with the Rights Offering; outstanding Series A warrants and warrants issued to the Company’s placement agent for the May 2011 private placement to purchase up to 215,721 shares of common stock at an exercise price of $6.00 per share, which expire in November 2016, and warrants to purchase 3,230,202 shares of the Company’s common stock at an exercise price of $3.12 per share, which expire in December 2017, issued in conjunction with the December 2012 private placement.

Note 7. Share-based Compensation

The Company uses equity-based compensation programs to provide long-term performance incentives for its employees. These incentives consist primarily of stock options and RSUs. In December 2008, the Company adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (“2008 Plan”), as amended and restated in 2011 and 2013, under which 3,936,000 shares of common stock are authorized for issuance. The 2008 Plan provides for the grant of options and/or other stock-based or stock-denominated awards to the Company’s non-employee directors, officers, employees and advisors. As of June 30, 2015, there were 1,951,286 shares available for future grant under the 2008 Plan.

Total share-based compensation expense for all stock awards consists of the following, in thousands:

	Years Ended June 30,
	2015	2014	2013
Research and development	$1,030	$1,549	$213
General and administrative	3,193	3,198	1,293

Total share-based compensation	$4,223	$4,747	$1,506

Stock Options

Stock options granted to employees generally vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire either five years or ten years from the date of grant. Stock options granted to directors vest ratably each month for periods ranging from seven to 36 months from the date of grant and expire either five years or ten years from the date of grant. As of June 30, 2015, there were a total of 1,614,317 options outstanding, including options representing the right to purchase a total of 29,603 shares of common stock which were granted to one of the Company’s officers outside of the 2008 Plan.

A summary of the Company’s stock option activity and related data follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2014	1,194,854	$8.11
Granted	807,697	6.12
Forfeited / Cancelled	(339,261)	6.89
Expired	(48,973)	17.83

Outstanding at June 30, 2015	1,614,317	$7.07	3.7	$—

Vested and exercisable at June 30, 2015	625,632	$7.50	2.7	$—

No stock option exercises occurred during the years ended June 30, 2015, 2014 or 2013. As of June 30, 2015, the aggregate intrinsic value of outstanding options is calculated as the difference between the exercise price of the underlying options and the closing price of the Company’s common stock of $1.71 on that date. The total fair value of options that vested during the years ended June 30, 2015, 2014 and 2013 was $2.6 million, $1.2 million and $0.9 million, respectively.

A summary of the Company’s nonvested stock option activity:

	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at June 30, 2014	868,397	$6.85
Granted	807,697	4.81
Forfeited	(290,100)	5.58
Vested	(397,309)	6.62

Nonvested at June 30, 2015	988,685	$5.65

Unrecognized compensation expense related to non-vested stock options totalled $2.3 million as of June 30, 2015. Such compensation expense is expected to be recognized over a weighted-average period of 1.6 years. As of June 30, 2015, the Company expects all outstanding options to vest.

The Company uses a binomial valuation model to estimate the grant date fair value of stock options. To calculate these fair values, the following weighted-average assumptions were used:

	Years ended June 30,
	2015	2014	2013
Risk-free interest rate	1.6%	1.5%	0.7%
Expected life (years)	5.0	5.0	5.0
Expected volatility	115.9%	145.9%	159.3%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average grant date fair value	$4.81	$6.85	$6.57

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

The fair value of the RSUs on the date of grant was $3.5 million. The grant date fair value per unit was $8.63. As of June 30, 2015, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was approximately $0.5 million and is expected to be recognized over approximately 1.0 years.

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

The Company currently leases approximately 8,800 square feet of office space for the Company’s executive and administrative offices. The monthly rental rate is approximately $27,000 during the remaining term of the lease, plus a pro-rata share of certain building expenses. The lease expires in June 2016. Future minimum payments under the lease are $322,000 as of June 30, 2015.

Asset Purchase Agreement

In August 2012, the Company entered into a definitive asset purchase agreement with S*Bio, pursuant to which the Company agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. On August 22, 2012, the Company completed the asset purchase and issued 195,756 shares of common stock to S*Bio. The Company has also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus shares of the Company’s common stock having a value of $500,000 will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of June 30, 2015, the Company has accrued $100,000 for potential future payments.

License Agreement

In September 2012, the Company entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s two isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of the Company’s approved drugs utilizing Captisol. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of June 30, 2015, the Company has not accrued any amounts for potential future payments.

Note 9. Segment Information

The Company has one operating segment, the development of pharmaceutical compounds. All of the Company’s assets and liabilities were located in the United States of America as of June 30, 2015, 2014 and 2013.

Note 10. Income Taxes

Pre-tax loss consists of the following jurisdictions (in thousands):

	Years ended June 30,
	2015	2014	2013
Domestic	$(32,694)	$(27,148)	$(11,186)
Foreign	—	—	—

Pre-tax loss	$(32,694)	$(27,148)	$(11,186)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Years Ended June 30,
	2015		2014		2013
	$	%	$	%	$	%
Tax benefit at U.S. statutory rates	$11,116	34%	$9,230	34%	$3,803	34%
State tax	1,906	6%	1,583	6%	652	6%
Increase in valuation allowance	(13,023)	-40%	(10,814)	-40%	(4,456)	-40%

	$(1)	0%	$(1)	0%	$(1)	0%

Deferred tax liabilities and assets are comprised of the following (in thousands):

	June 30,
	2015	2014
Deferred tax liabilities:
Change in accounting method adjustments	$—	$(804)

Total deferred tax liabilities	—	(804)
Deferred tax assets:
Tax carried forward losses	4,348	2,947
Share-based payments	4,164	2,948
Consultant and other accruals	35	39
Fixed and intangible assets	28,899	19,858
Compensation accruals	409	319
Capital loss carryforward	26,382	26,382

Total deferred tax assets	64,237	52,493
Valuation allowance for deferred tax assets	(64,237)	(51,689)

Net deferred tax assets and liabilities	$—	$—

Management evaluates the recoverability of the deferred tax assets and the amount of the required valuation allowance. Due to the uncertainty surrounding the realization of the tax deductions in future tax returns, the Company has recorded a valuation allowance against its net deferred tax assets as of June 30, 2015 and 2014. At such time as it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance would be reduced.

The Company had federal and state net operating loss carryforwards of approximately $11.3 million and $8.9 million as of June 30, 2015. The federal and state net operating losses will begin to expire in 2022 and 2029, respectively. The Company also had federal and state capital loss carryforwards of approximately $66.2 million that will expire in 2017.

The Company’s ability to utilize its net operating loss carryforwards may be substantially limited due to ownership changes that have occurred or that could occur in the future under Section 382 of the Internal Revenue Code and similar state laws. The Company has not completed a study to determine whether one or more ownership changes have occurred.

None of the Company’s prior income tax returns have been selected for examination by a major taxing jurisdiction; however, the statutes of limitations for various filings remain open. The oldest filings subject to potential examination for federal, state, and foreign purposes are 2011, 2010, and 2010, respectively. If the Company utilizes a net operating loss related to a closed year, the statute for that year would re-open. The Company has not reduced any tax benefit on its financial statements due to uncertain tax positions as of June 30, 2015 and it is not aware of any circumstance that would significantly change this result through the end of fiscal year 2016. To the extent the Company incurs income-tax related penalties or interest, the Company recognizes them as additional income tax expense.

Note 11. Selected Quarterly Financial Information (Unaudited)

The following table presents the Company’s unaudited quarterly results of operations for the years ended June 30, 2015 and 2014 (in thousands, except per share amounts).

	Quarters Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Net loss	$(5,662)	$(8,930)	$(9,109)	$(8,993)
Basic and diluted loss per share	$(0.17)	$(0.27)	$(0.39)	$(0.42)

	Quarters Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Net loss	$(8,541)	$(7,387)	$(6,324)	$(4,896)
Basic and diluted loss per share	$(0.40)	$(0.34)	$(0.32)	$(0.29)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management believes that the Company’s internal control over financial reporting is effective as of June 30, 2015.

There were no changes in internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of June 30, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

MEI Pharma, Inc.

San Diego, California

We have audited MEI Pharma, Inc.’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MEI Pharma, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MEI Pharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of MEI Pharma, Inc. as of June 30, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015 and our report dated September 1, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Diego, California

September 1, 2015

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

The other information required by this item is incorporated herein by reference to our proxy statement for the fiscal year ended June 30, 2015 (the “Proxy Statement”).

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 1, 2015.

MEI PHARMA, INC.
A Delaware Corporation

By: /s/: Daniel P. Gold

Daniel P. Gold
Chief Executive Offer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 1, 2015.

Signatures		Title

By:	/s/: Daniel P. Gold	President, Chief Executive Officer and Director
	Daniel P. Gold	(Principal Executive Officer)

By:	/s/: Thomas M. Zech	Secretary, Chief Financial Officer
	Thomas M. Zech	(Principal Financial and Accounting Officer)

By:	/s/: Christine A. White	Lead Director
Christine A. White

By:	/s/: Leah Rush Cann	Director
Leah Rush Cann

By:	/s/: William D. Rueckert	Director
William D. Rueckert

By:	/s/: Charles V. Baltic	Director
Charles V. Baltic

By:	/s/: Thomas C. Reynolds	Director
Thomas C. Reynolds

By:	/s/: Nicholas Glover	Director
Nicholas Glover

By:	/s/: Kevan Clemens	Director
Kevan Clemens