Form 10-Q
period 2015-09-30
MEI Pharma, Inc.
filed 2015-11-06
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 5, 2015, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 34,155,997.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MEI PHARMA, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2015	June 30, 2015
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$17,876	$18,722
Short term investments	40,142	45,057

Total cash, cash equivalents and short-term investments	58,018	63,779
Prepaid expenses and other current assets	596	502

Total current assets	58,614	64,281
Intangible assets, net	392	401
Property and equipment, net	62	68

Total assets	$59,068	$64,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253	$863
Accrued liabilities	2,874	4,096

Total current liabilities	3,127	4,959

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized; 34,155,997 shares issued and outstanding at September 30, 2015 and June 30, 2015	—	—
Additional paid-in-capital	216,700	215,930
Accumulated deficit	(160,759)	(156,139)

Total stockholders’ equity	55,941	59,791

Total liabilities and stockholders’ equity	$59,068	$64,750

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2015	2014

Operating expenses:
Research and development	$(2,816)	$(6,566)
General and administrative	(1,830)	(2,439)

Total operating expenses	(4,646)	(9,005)

Loss from operations	(4,646)	(9,005)

Other income (expense):
Interest and dividend income	27	12
Income tax expense	(1)	—

Net loss	$(4,620)	$(8,993)

Net loss per share, basic and diluted	$(0.13)	$(0.42)

Weighted average shares outstanding - basic and diluted	34,334,257	21,652,223

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(4,620)	$(8,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	770	1,410
Depreciation and amortization	15	16
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(94)	144
Accounts payable	(610)	(597)
Accrued liabilities	(1,222)	1,289

Net cash used in operating activities	(5,761)	(6,731)

Cash flows from investing activities:
Purchases of short-term investments	(20,125)	(4,998)
Proceeds from maturity of short-term investments	25,040	14,993

Net cash provided by investing activities	4,915	9,995

Net increase (decrease) in cash and cash equivalents	(846)	3,264
Cash and cash equivalents at beginning of the period	18,722	13,777

Cash and cash equivalents at end of the period	$17,876	$17,041

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. The Company

MEI Pharma, Inc., or “the Company”, is an oncology company focused on the clinical development of novel therapies for cancer. The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “MEIP”.

The Company’s business purpose is the development of drugs for the treatment of cancer. The Company’s portfolio of clinical drug candidates includes Pracinostat, an orally available histone deacetylase (“HDAC”) inhibitor currently in Phase II clinical trials for the treatment of advanced hematologic diseases such as acute myeloid leukemia (“AML”) and myelodysplastic syndrome (“MDS”). In August 2012, the Company completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*Bio Pte Ltd (“S*Bio”). The Company’s clinical development pipeline also includes ME-344, an isoflavone-based mitochondrial inhibitor that showed clinical evidence of activity in a Phase I dose-escalation study in refractory solid tumors. The Company is also developing PWT143, an oral inhibitor of phosphatidylinositide 3-kinase (“PI3K”) delta. The Company recently completed a first-in-human, single ascending dose study of PWT143. The Company owns exclusive worldwide rights to all of its drug candidates, including Pracinostat, ME-344 and PWT143.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company has evaluated subsequent events through the date the financial statements were issued.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2015, included in the Company’s Annual Report on Form 10-K (“2015 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on September 2, 2015. Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company uses estimates that affect the reported amounts (including assets, liabilities, revenues and expenses) and related disclosures. Actual results could materially differ from those estimates.

Significant Accounting Policies

On July 1, 2015, we changed our method of estimating the grant date fair value for stock options from a binomial valuation model to a Black-Scholes valuation model. The change was made as a result of the implementation of new accounting software. The overall result from applying either the Black-Scholes or binomial valuation model did not result in a material difference in the stock option valuation.

Other than this change, there have been no changes in our significant accounting policies during the three months ended September 30, 2015 as compared to the significant accounting policies described in our 2015 Annual Report.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14 which defers the effective date of this standard by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that year. Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). Currently the Company is not generating any revenue. Therefore, we have not yet determined the transition method by which we will adopt the standard.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. Subsequent to adoption, the Company will apply the guidance in ASU 2014-15 to assess its ability to continue as a going concern.

2. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three months ended September 30, 2015 and 2014.

Because the Company is in a net loss position, it has excluded stock options, unvested RSUs and warrants from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. As of September 30, 2015 and 2014, the number of securities excluded from the computation of diluted net loss per share totaled 6,543,678 and 6,845,761, respectively.

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

As of September 30, 2015, the Company leases approximately 8,800 square feet of office space for the Company’s executive and administrative offices. The monthly rental rate is approximately $27,000 during the remaining term of the lease, plus a pro-rata share of certain building expenses. The lease expires in June 2016. Future minimum payments under the lease are $242,000 as of September 30, 2015.

Asset Purchase Agreement

In August 2012, the Company entered into a definitive asset purchase agreement with S*Bio, pursuant to which the Company agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. On August 22, 2012, the Company completed the asset purchase and issued 195,756 shares of common stock to S*Bio. The Company has also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus shares of the Company’s common stock having a value of $500,000 will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of September 30, 2015, the Company has accrued $100,000 for potential future payments.

License Agreement

In September 2012, the Company entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage on future sales of the Company’s approved drugs utilizing Captisol. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of September 30, 2015, the Company has not accrued any amounts for potential future payments.

4. Short-Term Investments

As of September 30, 2015 and June 30, 2015, the Company’s short-term investments consisted of $40.1 million and $45.1 million, respectively, in U.S. government securities. The short-term investments held as of September 30, 2015 and June 30, 2015 had maturity dates of less than one year and are considered to be “held to maturity.” Due to the short-term maturities of these instruments, the amortized cost approximates the related fair values. As of September 30, 2015 and June 30, 2015, the gross holding gains and losses were immaterial.

5. Stockholders’ Equity

Equity Transactions

Shelf Registration Statement

In April 2014, the Company filed a shelf registration statement on Form S-3 with the SEC (“shelf registration statement”). The shelf registration statement was declared effective by the SEC in April 2014. The shelf registration statement permits the Company to sell, from time to time, up to $150 million of common stock, preferred stock and warrants. Pursuant to SEC regulations, if the market value of the Company’s public float is below $75 million, the Company cannot sell securities from the shelf registration statement which represent more than one-third of the market value of the Company’s non-affiliated public float during any 12-month period. As of September 30, 2015, there is $104 million aggregate value of securities available under the shelf registration statement.

Underwritten Registered Offering

In December 2014, the Company completed an underwritten registered offering of 11,500,000 shares of its common stock at a price per share of $4.00, pursuant to the shelf registration statement. The Company received net cash proceeds of $43.1 million associated with the offering, after costs of $2.9 million.

Warrants

As of September 30, 2015, there were outstanding warrants to purchase 315,484 shares of the Company’s common stock at an exercise price of $7.14 per share, which expire in May 2017, issued in conjunction with the Company’s May 2012 rights offering; outstanding Series A warrants and warrants issued to the Company’s placement agent for its May 2011 private placement to purchase up to 215,721 shares of common stock at an exercise price of $6.00 per share, which expire in November 2016; and warrants to purchase 3,230,202 shares of the Company’s common stock at an exercise price of $3.12 per share, which expire in December 2017, issued in conjunction with its December 2012 private placement.

6. Share-based Compensation

The Company uses equity-based compensation programs to provide long-term performance incentives for its employees. These incentives consist primarily of stock options and restricted stock units (“RSUs”).

MEI Pharma’s 2008 Stock Omnibus Equity Compensation Plan (the “2008 Equity Plan”) provides for the grant of options and/or other share-based or share-denominated awards to the Company’s non-employee directors, officers, employees and advisors. The 2008 Equity Plan was initially adopted in 2008 and was amended and restated in 2011 and 2012. Effective December 3, 2014, the Company’s stockholders voted to further amend and restate the 2008 Equity Plan to increase the number of shares of common stock authorized for issuance under the plan to 3,936,000 shares, and to increase the maximum term of stock options from five years to ten years, among other changes. As of September 30, 2015, there were 916,666 shares available for future grant under the 2008 Equity Plan.

Total share-based compensation expense for all stock awards consists of the following, in thousands:

	Three Months Ended September 30,
	2015	2014
Research and development	$208	$415
General and administrative	562	995

Total share-based compensation	$770	$1,410

Stock Options

As of September 30, 2015, there were a total of 2,648,937 options outstanding, including options representing the right to purchase a total of 29,603 shares of common stock which were granted to one of the Company’s officers outside of the Plan.

Stock option activity for the three months ended September 30, 2015 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2015	1,614,317	$7.07
Granted	1,185,962	1.62
Forfeited / Cancelled	(137,637)	6.55
Expired	(13,705)	4.62

Outstanding at September 30, 2015	2,648,937	$4.67	6.2	$—

Vested and exercisable at September 30, 2015	815,872	$6.84	3.4	$—

The fair value of each stock option granted during the three months ended September 30, 2015 is estimated on the grant date under the fair value method using a Black-Scholes valuation model. Stock options granted to employees during the three months ended September 30, 2015 vest either ratably each month for a period of 36 months, or 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors during the three months ended September 30, 2015 vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. The RSU equity awards are measured using the grant date fair value of the Company’s common stock. The estimated fair values of the stock options and RSUs, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Three Months Ended September 30,
	2015	2014
Risk-free interest rate	1.8%	1.7%
Expected life (years)	5.7	5.0
Expected volatility	117.4%	117.0%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$1.38	$5.15

As of September 30, 2015, the Company expects all outstanding options to vest. As of September 30, 2015, there was $2.8 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Units

In March 2013, the Compensation Committee of the Board of Directors granted 400,000 RSUs to the Company’s Chief Executive Officer, Dr. Daniel P. Gold. Each RSU represents the contingent right to receive one share of the Company’s common stock. One-third of the RSUs vested on August 30, 2014, one-third vested on August 30, 2015, and the remaining one-third will vest on August 30, 2016. The shares underlying the RSUs will be delivered to Dr. Gold on the earliest to occur of (i) March 29, 2018, (ii) Dr. Gold’s death, disability or separation from service from the Company for any reason, or (iii) a change in control involving the Company.

The fair value of the RSUs on the date of grant was $3.5 million. The grant date fair value per unit was $8.63. As of September 30, 2015, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was approximately $0.3 million and is expected to be recognized over a weighted-average period of 0.9 years.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” in our 2015 Annual Report, and elsewhere in this report, including, among other things:

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

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our 2015 Annual Report, as filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

Overview and Recent Developments

We are an oncology company focused on the clinical development of novel therapies for cancer. Our common stock is listed on the Nasdaq Capital Market under the symbol “MEIP”.

Our business purpose is the development of drugs for the treatment of cancer. Our portfolio of drug candidates includes Pracinostat, an orally available HDAC inhibitor currently in Phase II clinical trials for the treatment of advanced hematologic diseases such as AML and MDS. In August 2012, we completed the acquisition of certain assets and intellectual property, including those related to Pracinostat, from S*Bio. Our clinical development portfolio also includes ME-344, an isoflavone-based mitochondrial inhibitor that showed clinical evidence of activity in a Phase I dose-escalation study in refractory solid tumors. We are also developing PWT143, an oral inhibitor of PI3K delta, a validated molecular target that has shown to play a critical role in the proliferation and survival of hematologic cancer cells. We recently completed a first-in-human, single ascending dose study of PWT143. We own exclusive worldwide rights to all of our drug candidates, including Pracinostat, ME-344 and PWT143.

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

Pracinostat has been tested in multiple Phase I and Phase II clinical trials in advanced hematologic malignancies and solid tumor indications. The results of these studies suggest that Pracinostat has potential best-in-class pharmacokinetic properties when compared to other oral HDAC inhibitors, with side effects often associated with drugs of this class, the most frequent of which are fatigue and myelosuppression.

Pracinostat has demonstrated clinical evidence of single-agent activity in patients with AML and myelofibrosis. In a Phase I dose-escalation trial in patients with advanced hematologic malignancies, 14% of evaluable patients (two out of 14) achieved a complete remission (“CR”), with the responses enduring for more than 206 and 362 days, respectively. These results were presented at the American Society of Hematology (“ASH”) Annual Meeting in December 2010. In a Phase II clinical trial in intermediate or high-risk myelofibrosis, 36% of patients (eight out of 22) demonstrated a clinical response from Pracinostat treatment, with 9% of patients (two out of 22) having a clinical improvement (anemia response) and 27% (six out of 22) experiencing some reduction in splenomegaly. These results were published in the September 2012 issue of Leukemia Research.

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

In March 2015, we announced top-line data from a randomized, double-blind, placebo-controlled Phase II clinical study of Pracinostat in combination with azacitidine in intermediate-2 or high-risk patients with previously untreated MDS. The study enrolled 102 evaluable patients, randomized one-to-one, at 19 sites in the U.S. The top-line data showed the addition of Pracinostat to azacitidine did not increase the overall CR rate, the study’s primary endpoint, compared to azacitidine alone. Data from event-driven endpoints, including event and progression-free survival and overall survival, are currently immature and will require longer follow-up in order to achieve meaningful conclusions. There were no new toxicities observed in the study. Fatigue, gastrointestinal toxicities and myelosuppression occurred more frequently in the combination group and resulted in a higher rate of drug discontinuations compared to azacitidine alone, predominantly within the first two cycles of treatment. Exploratory follow-up data suggest that patients receiving Pracinostat plus azacitidine for more than four cycles may receive clinical benefit compared to azacitidine alone. These data have been accepted for oral presentation at the ASH Annual Meeting in December 2015.

In December 2014, we reached the clinical response milestone in our open-label Phase II study of Pracinostat in hypomethylating agent (“HMA”)-refractory MDS. Of the first 28 patients who received Pracinostat in combination with azacitidine or decitabine (marketed as Dacogen®) after progressing while being treated with the same HMA alone, three achieved clinical responses – one partial response (“PR”) and two marrow complete responses (“mCR”) – exceeding the pre-specified clinical improvement rate for expansion of study enrollment. We completed enrollment with 39 patients in this arm and will continue to follow these patients for response and survival. A second arm, patients with stable disease following initial HMA therapy, was closed due to insufficient enrollment. There were no new or unexpected toxicities in the study. The most common treatment-emergent adverse events include anemia, fatigue and gastrointestinal disorders.

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

In November 2014, we completed enrollment in our open-label Phase II study of Pracinostat in combination with azacitidine in elderly patients with newly diagnosed AML. The study enrolled a total of 50 patients at 15 clinical sites in the U.S. Updated response and overall survival data have been accepted for oral presentation at the ASH Annual Meeting in December 2015. As of the ASH abstract submission on August 4, 2015, 54% of patients (27 out of 50) have achieved the primary endpoint of CR plus complete remission with incomplete blood count recovery (“CRi”) plus morphologic leukemia-free state, including 42% of which (21 out of 50) who achieved a CR. Most responses occurred within the first two cycles and many continued to improve with ongoing therapy. Median overall survival has not been reached. The one-year survival rate was approximately 60%. The 60-day mortality rate was 10% (five out of 50). Pracinostat in combination with azacitidine was generally well tolerated in this population of elderly AML patients. The most common treatment-emergent adverse events included febrile neutropenia, thrombocytopenia, nausea and fatigue.

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

In May 2015, we announced new pre-clinical data from a collaboration with the Spanish National Cancer Research Centre in Madrid showing mitochondria-specific effects of ME-344 in cancer cells, including substantially enhanced anti-tumor activity when combined with a vascular endothelial growth factor (“VEGF”) inhibitor. These new data showing anti-cancer effects when combining ME-344 with a VEGF inhibitor to diminish both mitochondrial and glycolytic metabolism will help to inform our next clinical study of ME-344.

PI3-Kinase Delta Drug Candidate: PWT143

In September 2013, we acquired exclusive worldwide rights to PWT143 from Pathway Therapeutics, Inc. for an undisclosed upfront cash payment with no future milestone or royalty obligations. In pre-clinical studies, PWT143 has been found to be a potent and selective oral inhibitor of PI3K delta, a molecular target that has been shown to play a critical role in the proliferation and survival of certain hematologic cancer cells. The first PI3K delta inhibitor, idelalisib (marketed as Zydelig®), was approved in July 2014 for three types of B-cell blood cancers. PWT143 has a distinct chemical structure and has demonstrated evidence of improved pre-clinical activity compared to idelalisib.

Data from a recently completed first-in-human, single ascending dose clinical study of PWT143 in healthy subjects showed PWT143 to be active at very low concentrations with greater activity than that of the idelalisib in a basophil activation test. In addition, the pharmacokinetic results suggest the potential for once-daily dosing. We are now actively preparing for our next study of PWT143 in patients with hematologic cancers, which we expect to initiate during the first half of calendar year 2016.

Results of Operations

Three Months Ended September 30, 2015 and 2014

We incurred losses of $4.6 million and $9.0 million for the three months ended September 30, 2015 and 2014, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations), pre-clinical study costs, costs to manufacture our drug candidates for non-clinical and clinical studies and salaries and other personnel costs. Research and development expenses decreased by $3.8 million to $2.8 million for the three months ended September 30, 2015 compared to $6.6 million for the three months ended September 30, 2014. The decrease was primarily due to costs associated with drug manufacturing and Phase II clinical trials for Pracinostat.

General and Administrative: General and administrative expenses decreased by $0.6 million to $1.8 million for the three months ended September 30, 2015 compared to $2.4 million for the three months ended September 30, 2014. The decrease primarily relates to lower levels of share-based compensation during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Other income or expense: We received interest and dividend income of $27,000 for the three months ended September 30, 2015 compared to $12,000 for the three months ended September 30, 2014. The increase was due to a higher cash, cash equivalents and short-term investments balance during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Liquidity and Capital Resources

We have accumulated losses of $160.8 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2015, we had $58.0 million in cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments balances will be sufficient to fund our operations through at least calendar year 2016. Our current business operations are focused on continuing the clinical development of our drug candidates, Pracinostat, ME-344 and PWT143. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operations for the three months ended September 30, 2015 decreased to $5.8 million compared to $6.7 million in the three months ended September 30, 2014, due to a decrease in expenses incurred for research and development and general and administrative costs as described above.

Net cash provided by investing activities for the three months ended September 30, 2015 was $4.9 million compared to net cash provided by investing activities of $10.0 million in the three months ended September 30, 2014, representing maturities of investments in short-term U.S. government securities in excess of purchases.

There was no cash provided by financing activities during the three months ended September 30, 2015 and 2014.

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

As of September 30, 2015, we lease approximately 8,800 square feet of office space at a monthly rental rate of approximately $27,000 per month during the term of the lease, through June 2016.

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

S*Bio Asset Purchase

In August 2012, we entered into a definitive asset purchase agreement with S*Bio, pursuant to which we agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. On August 22, 2012, we completed the asset purchase and issued 195,756 shares of common stock to S*Bio. We also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus shares of the Company’s common stock having a value of $500,000 will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of September 30, 2015, the Company has accrued $100,000 for potential future payments.

Critical Accounting Policies and Management Estimates

We describe our significant accounting policies in Note 1, The Company and Summary of Significant Accounting Policies, of the notes to financial statements included in our 2015 Annual Report. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2015 Annual Report.

On July 1, 2015, we changed our method of estimating the grant date fair value for stock options from a binomial valuation model to a Black-Scholes valuation model. The change was made as a result of the implementation of new accounting software. The change was implemented prospectively and did not have a material impact on the financial statements.

Other than this change, there have been no changes in our significant accounting policies or critical accounting estimates since June 30, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14 which defers the effective date of this standard by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that year. Early adoption of ASU 2015-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). Currently the Company is not generating any revenue. Therefore, we have not yet determined the transition method by which we will adopt the standard.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. Subsequent to adoption the Company will apply the guidance in ASU 2014-15 to assess its ability to continue as a going concern.

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

There have been no material changes in the Company’s risk factors from those included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

Date: November 5, 2015