Form 10-Q
period 2015-12-31
MEI Pharma, Inc.
filed 2016-02-05
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 4, 2016, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 34,155,997.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MEI PHARMA, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	June 30,
	2015	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,674	$18,722
Short term investments	40,116	45,057

Total cash, cash equivalents and short-term investments	53,790	63,779
Prepaid expenses and other current assets	787	502

Total current assets	54,577	64,281
Intangible assets, net	383	401
Property and equipment, net	56	68

Total assets	$55,016	$64,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$448	$863
Accrued liabilities	2,930	4,096

Total current liabilities	3,378	4,959

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized; 34,155,997 shares issued and outstanding at December 31, 2015 and June 30, 2015	—	—
Additional paid-in-capital	217,498	215,930
Accumulated deficit	(165,860)	(156,139)

Total stockholders’ equity	51,638	59,791

Total liabilities and stockholders’ equity	$55,016	$64,750

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Operating expenses:
Research and development	$(3,182)	$(6,703)	$(5,998)	$(13,269)
General and administrative	(1,945)	(2,415)	(3,775)	(4,854)

Total operating expenses	(5,127)	(9,118)	(9,773)	(18,123)

Loss from operations	(5,127)	(9,118)	(9,773)	(18,123)

Other income (expense):
Interest and dividend income	26	10	53	22
Income tax expense	—	(1)	(1)	(1)

Net loss	$(5,101)	$(9,109)	$(9,721)	$(18,102)

Net loss per share, basic and diluted	$(0.15)	$(0.39)	$(0.28)	$(0.80)

Weighted average shares outstanding - basic and diluted	34,422,663	23,584,604	34,378,460	22,618,413

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,721)	$(18,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,568	2,662
Depreciation and amortization	30	31
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(285)	(36)
Accounts payable	(415)	444
Accrued liabilities	(1,166)	1,822

Net cash used in operating activities	(9,989)	(13,179)

Cash flows from investing activities:
Purchases of property and equipment	—	(10)
Purchases of short-term investments	(35,172)	(55,028)
Proceeds from maturity of short-term investments	40,113	34,993

Net cash provided by (used in) investing activities	4,941	(20,045)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	43,104

Net cash provided by financing activities	—	43,104

Net (decrease) increase in cash and cash equivalents	(5,048)	9,880
Cash and cash equivalents at beginning of the period	18,722	13,777

Cash and cash equivalents at end of the period	$13,674	$23,657

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. The Company

MEI Pharma, Inc., or “the Company”, is an oncology company focused on the clinical development of novel therapies for cancer. The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “MEIP”.

The Company’s business purpose is the development of drugs for the treatment of cancer. The Company’s portfolio of clinical drug candidates includes Pracinostat, an oral histone deacetylase (“HDAC”) inhibitor that is expected to enter a Phase III registration-oriented study for the treatment of elderly patients with newly diagnosed acute myeloid leukemia (“AML”) in the second half of calendar year 2016. The Company’s clinical development pipeline also includes ME-401 (formerly PWT143), an oral inhibitor of phosphatidylinositide 3-kinase (“PI3K”) delta that is expected to enter a Phase Ib study in patients with recurrent chronic lymphocytic leukemia (“CLL”) or follicular non-Hodgkin’s lymphoma (“fNHL”) in the second quarter of calendar year 2016. The Company is also developing ME-344, a mitochondrial inhibitor that is expected to enter an investigator-sponsored clinical study in human epidermal growth factor receptor 2 (“HER2”)-negative breast cancer in the second quarter of calendar year 2016. The Company owns exclusive worldwide rights to all of its drug candidates, including Pracinostat, ME-401 and ME-344.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company uses estimates that affect the reported amounts (including assets, liabilities and expenses) and related disclosures. Actual results could materially differ from those estimates.

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

2. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and six months ended December 31, 2015 and 2014.

Because the Company is in a net loss position, it has excluded stock options, unvested RSUs and warrants from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. As of December 31, 2015 and 2014, the number of securities excluded from the computation of diluted net loss per share totaled 6,595,970 and 6,707,609, respectively.

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

As of December 31, 2015, the Company leases approximately 8,800 square feet of office space for the Company’s executive and administrative offices. The monthly rental rate is approximately $27,000 during the remaining term of the lease, plus a pro-rata share of certain building expenses. The lease expires in June 2016. Future minimum payments under the lease are $161,000 as of December 31, 2015.

Asset Purchase Agreement

In August 2012, the Company entered into a definitive asset purchase agreement with S*Bio Pte Ltd (“S*Bio”), pursuant to which the Company agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. On August 22, 2012, the Company completed the asset purchase and issued 195,756 shares of common stock to S*Bio. The Company has also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus shares of the Company’s common stock having a value of $500,000 will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of December 31, 2015, the Company has accrued $250,000 for potential future payments.

License Agreement

In September 2012, the Company entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage on future sales of the Company’s approved drugs utilizing Captisol. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of December 31, 2015, the Company has not accrued any amounts for potential future payments.

4. Short-Term Investments

As of December 31, 2015 and June 30, 2015, the Company’s short-term investments consisted of $40.1 million and $45.1 million, respectively, in U.S. government securities. The short-term investments held as of December 31, 2015 and June 30, 2015 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. Due to the short-term maturities of these instruments, the amortized cost approximates the related fair values. As of December 31, 2015 and June 30, 2015, the gross holding gains and losses were immaterial.

5. Stockholders’ Equity

Equity Transactions

Shelf Registration Statement

In April 2014, the Company filed a shelf registration statement on Form S-3 with the SEC (“shelf registration statement”). The shelf registration statement was declared effective by the SEC in April 2014. The shelf registration statement permits the Company to sell, from time to time, up to $150 million of common stock, preferred stock and warrants. Pursuant to SEC regulations, if the market value of the Company’s public float is below $75 million, the Company cannot sell securities from the shelf registration statement which represent more than one-third of the market value of the Company’s non-affiliated public float during any 12-month period. As of December 31, 2015, there is $104 million aggregate value of securities available under the shelf registration statement. The market value of the Company’s non-affiliated public float was less than $75 million as of December 31, 2015. Accordingly, until the Company’s non-affiliated public float exceeds $75 million, the Company may not sell shares with a market value greater than one-third of its non-affiliated public float during any 12-month period under the shelf registration statement. No shares were sold under the shelf registration statement in calendar year 2015.

Underwritten Registered Offering

In December 2014, the Company completed an underwritten registered offering of 11,500,000 shares of its common stock at a price per share of $4.00, pursuant to the shelf registration statement. The Company received net cash proceeds of $43.1 million associated with the offering, after costs of $2.9 million.

Warrants

As of December 31, 2015, there were outstanding warrants to purchase 315,484 shares of the Company’s common stock at an exercise price of $7.14 per share, which expire in May 2017, issued in conjunction with the Company’s May 2012 rights offering; outstanding Series A warrants and warrants issued to the Company’s placement agent for its May 2011 private placement to purchase up to 215,721 shares of common stock at an exercise price of $6.00 per share, which expire in November 2016; and warrants to purchase 3,230,202 shares of the Company’s common stock at an exercise price of $3.12 per share, which expire in December 2017, issued in conjunction with its December 2012 private placement.

6. Share-based Compensation

The Company uses equity-based compensation programs to provide long-term performance incentives for its employees. These incentives consist primarily of stock options and restricted stock units (“RSUs”).

MEI Pharma’s 2008 Stock Omnibus Equity Compensation Plan (the “2008 Equity Plan”) provides for the grant of options and/or other share-based or share-denominated awards to the Company’s non-employee directors, officers, employees and advisors. The 2008 Equity Plan was initially adopted in 2008 and was amended and restated in 2011 and 2012. Effective December 3, 2015, the Company’s stockholders voted to further amend and restate the 2008 Equity Plan to increase the number of shares of common stock authorized for issuance under the plan to 6,686,000 shares, among other changes. As of December 31, 2015, there were 3,614,374 shares available for future grant under the 2008 Equity Plan.

Total share-based compensation expense for all stock awards consists of the following, in thousands:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Research and development	$257	$445	$465	$860
General and administrative	541	807	1,103	1,802

Total share-based compensation	$798	$1,252	$1,568	$2,662

Stock Options

As of December 31, 2015, there were a total of 2,701,229 options outstanding, including options representing the right to purchase a total of 29,603 shares of common stock which were granted to one of the Company’s officers outside of the Plan.

Stock option activity for the six months ended December 31, 2015 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2015	1,614,317	$7.07
Granted	1,278,009	1.63
Forfeited / Cancelled	(172,392)	6.90
Expired	(18,705)	5.23

Outstanding at December 31, 2015	2,701,229	$4.52	6.2	$23,325

Vested and exercisable at December 31, 2015	991,302	$6.19	3.9	$4,406

The fair value of each stock option granted during the six months ended December 31, 2015 is estimated on the grant date under the fair value method using a Black-Scholes valuation model. Stock options granted to employees during the six months ended December 31, 2015 vest either ratably each month for a period of 36 months, or 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors during the six months ended December 31, 2015 vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. The RSU equity awards are measured using the grant date fair value of the Company’s common stock. The estimated fair values of the stock options and RSUs, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Six Months Ended December 31,
	2015	2014
Risk-free interest rate	1.8%	1.7%
Expected life (years)	5.7	5.0
Expected volatility	117.3%	116.0%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$1.38	$5.24

As of December 31, 2015, there was $2.2 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.5 years.

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

The fair value of the RSUs on the date of grant was $3.5 million. The grant date fair value per unit was $8.63. As of December 31, 2015, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was approximately $0.2 million and is expected to be recognized over a weighted-average period of 0.7 years.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” in our 2015 Annual Report, and elsewhere in this report, including, among other things:

•	our inability to obtain required additional financing or financing available to us on acceptable terms, or at all, which may cause us to delay, scale-back or eliminate plans related to development of our drug candidates;

•	we are in early stage clinical studies for our product candidates on which our development plans are based; clinical studies by their nature typically have a high level of risk and may not produce successful results;

•	the results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates may not have favorable results in later studies or trials;

•	our inability to maintain or enter into, and the risks resulting from our dependence upon, contractual arrangements necessary for the clinical development, manufacture, commercialization, marketing, sales and distribution of our product candidates;

•	costs and delays in our clinical development programs and/or receipt of U.S. Food and Drug Administration (“FDA”) or other required governmental or regulatory approvals, or the failure to obtain such approvals, for our product candidates;

•	the FDA’s interpretation and our interpretation of data from preclinical and clinical studies may differ significantly;

•	our failure to successfully commercialize our product candidates;

•	the failure of any products to gain market acceptance;

•	our inability to control the costs of manufacturing our products;

•	competition and competitive factors;

•	our inability to protect our patents or proprietary rights and obtain necessary rights to third party patents and intellectual property to operate our business;

•	our inability to operate our business without infringing the patents and proprietary rights of others;

•	costs stemming from our defense against third party intellectual property infringement claims;

•	general economic conditions;

•	technological changes;

•	government regulation generally;

•	changes in industry practice; and

•	one-time events.

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

Our business purpose is the development of drugs for the treatment of cancer. Our portfolio of drug candidates includes Pracinostat, an oral HDAC inhibitor that is expected to enter a Phase III registration-oriented study for the treatment of elderly patients with newly diagnosed AML in the second half of calendar year 2016. Our clinical development portfolio also includes ME-401, an oral inhibitor of PI3K delta that is expected to enter a Phase Ib study in patients with recurrent CLL or fNHL in the second quarter of calendar year 2016. We are also developing ME-344, a mitochondrial inhibitor that is expected to enter an investigator-sponsored clinical study in HER2-negative breast cancer in the second quarter of calendar year 2016. We own exclusive worldwide rights to all of our drug candidates, including Pracinostat, ME-401 and ME-344.

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

Pracinostat has demonstrated clinical evidence of single-agent activity in patients with AML and myelofibrosis. In a Phase I dose-escalation trial in patients with advanced hematologic malignancies, 14% of the evaluable AML patients (two out of 14) achieved a complete remission (“CR”), with the responses enduring for more than 206 and 362 days, respectively. These results were presented at the American Society of Hematology (“ASH”) Annual Meeting in December 2010. In a Phase II clinical trial in intermediate or high-risk myelofibrosis, 36% of patients (eight out of 22) demonstrated a clinical response from Pracinostat treatment, with 9% of patients (two out of 22) having a clinical improvement (anemia response) and 27% (six out of 22) experiencing some reduction in splenomegaly. These results were published in the September 2012 issue of Leukemia Research.

Pracinostat has also shown evidence of synergistic activity when used in combination with the hypomethylating agent, azacitidine (marketed as Vidaza®). Results from a pilot study in patients with advanced myelodysplastic syndrome (“MDS”) presented at the ASH Annual Meeting in December 2012 showed an overall response rate of 89% (eight out of nine). The combination of Pracinostat and azacitidine was generally well-tolerated in the study; the most frequent side effects were nausea and fatigue.

In June 2013, we initiated a randomized, double-blind, placebo-controlled Phase II clinical study of Pracinostat in combination with azacitidine in intermediate-2 or high-risk patients with previously untreated MDS. The study enrolled 102 evaluable patients, randomized one-to-one, at 19 sites in the U.S. In March 2015, we announced top-line date from the study, which showed that the addition of Pracinostat to azacitidine failed to improve the overall CR rate, the study’s primary endpoint, compared to azacitidine alone. There were no new toxicities observed in the study, however fatigue, gastrointestinal toxicities and myelosuppression occurred more frequently in the combination group and resulted in a higher rate of drug discontinuations compared to azacitidine alone, predominantly within the first two cycles of treatment. Exploratory analyses of patients able to tolerate Pracinostat plus azacitidine for at least four cycles suggest superior activity of the combination compared to azacitidine alone, with hazard ratios for overall survival (0.59) and duration of response (0.48) both favoring the Pracinostat plus azacitidine arm. These data were presented at the ASH Annual Meeting in December 2015.

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

In November 2014, we completed enrollment in our open-label Phase II study of Pracinostat in combination with azacitidine in elderly patients with newly diagnosed AML. The study enrolled a total of 50 patients at 15 clinical sites in the U.S. The median age in the study was 76 years. Patients received 60 mg of Pracinostat orally three times a week for three weeks followed by one week of rest and 75 mg/m2 of azacitidine via subcutaneous injection or intravenous infusion for the first seven days of each 28-day cycle.

Results from this study were presented at the ASH Annual Meeting in December 2015. According to the oral presentation by principal investigator Dr. Guillermo Garcia-Manero, MD Anderson Cancer Center, 28 of the 50 patients in the study (56%) achieved the primary endpoint of CR plus complete response with incomplete blood count recovery (“CRi”) plus morphologic leukemia-free state, including 21 patients (42%) who achieved a CR. Notably, 19 of the 21 patients who achieved a CR are still alive with a 100% one-year survival rate among all CR patients, indicating a correlation between CR and survival with this low intensity therapy.

Median overall survival for all 50 patients in the study has not been reached, with 28 patients still living and a median observation time of 14.3 months as of the ASH Annual Meeting in December 2015. These data compare favorably to a recent international Phase III study of azacitidine (AZA-001; Dombret H et al. Blood. 2015 May 18), which showed a median overall survival of 10.4 months with azacitidine alone and a CR rate of 19.5% in a similar patient population. Median survival among patients with high-risk cytogenetics in this study (n=21) was 13.3 months, more than double the median survival of the high-risk population in the AZA-001 study (6.4 months).

The combination of Pracinostat and azacitidine was generally well tolerated in the study, with no unexpected toxicities. The most common grade 3/4 treatment-emergent adverse events reported in >10% of all patients included febrile neutropenia, thrombocytopenia, anemia and fatigue.

The results from our AML study demonstrate that many patients are achieving responses within the first two cycles, with fewer discontinuations overall due to adverse events compared to our MDS study. Based on these findings, we believe we have determined a potential registration path forward for Pracinostat plus azacitidine and intend to commit our resources toward further development of this combination in AML. We are now preparing for a Phase III registration-oriented study in elderly patients with newly diagnosed AML, which we expect to initiate in the second half of calendar year 2016.

PI3-Kinase Delta Drug Candidate: ME-401

In September 2013, we acquired exclusive worldwide rights to ME-401 from Pathway Therapeutics, Inc. for an undisclosed upfront cash payment with no future milestone or royalty obligations. In pre-clinical studies, ME-401 is a potent and selective oral inhibitor of PI3K delta, a molecular target that has been shown to play a critical role in the proliferation and survival of certain hematologic cancer cells. The first PI3K delta inhibitor, idelalisib (marketed as Zydelig®), was approved in July 2014 for three types of B-cell blood cancers. ME-401 has a distinct chemical structure from other PI3K delta inhibitors. Data presented at the ASH Annual Meeting in December 2012 demonstrated that ME-401 has superior pre-clinical activity compared to idelalisib.

Data from a recently completed first-in-human, single ascending dose clinical study of ME-401 in healthy subjects demonstrated on-target activity at very low concentrations. In addition, the pharmacokinetic results suggest the potential for once-daily dosing. We are now actively preparing for a Phase Ib dose-escalation study of ME-401 in patients with recurrent CLL or fNHL, which we expect to initiate during the second quarter of calendar year 2016.

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

In May 2014, we initiated a Phase Ib clinical trial of ME-344 in combination with topotecan (trade name Hycamtin®) in patients with small cell lung and ovarian cancers. The Phase Ib study enrolled a total of 13 small cell lung cancer patients and 28 ovarian cancer patients at nine sites in the U.S. and U.K. We will continue to follow these patients for response and survival, however the combination demonstrated insufficient activity to warrant further development.

In May 2015, we announced new pre-clinical data from a collaboration with the Spanish National Cancer Research Centre in Madrid showing mitochondria-specific effects of ME-344 in cancer cells, including substantially enhanced anti-tumor activity when combined with a vascular endothelial growth factor (“VEGF”) inhibitor. These new data demonstrate the anti-cancer effects when combining ME-344 with a VEGF inhibitor are due to an inhibition of both mitochondrial and glycolytic metabolism. We expect an investigator-sponsored study of ME-344 in combination with the VEGF inhibitor bevacizumab (marketed as Avastin®) in HER2-negative breast cancer to initiate in the second quarter of calendar year 2016.

Results of Operations

Three Months Ended December 31, 2015 and 2014

We incurred losses of $5.1 million and $9.1 million for the three months ended December 31, 2015 and 2014, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations), pre-clinical study costs, costs to manufacture our drug candidates for non-clinical and clinical studies and salaries and other personnel costs. Research and development expenses decreased by $3.5 million to $3.2 million for the three months ended December 31, 2015 compared to $6.7 million for the three months ended December 31, 2014. The decrease was primarily due to lower costs associated with Phase II clinical trials for Pracinostat and drug manufacturing.

General and Administrative: General and administrative expenses decreased by $0.5 million to $1.9 million for the three months ended December 31, 2015 compared to $2.4 million for the three months ended December 31, 2014. The decrease primarily relates to lower levels of share-based compensation during the three months ended December 31, 2015 compared to the three months ended December 31, 2014.

Other income or expense: We received interest and dividend income of $26,000 for the three months ended December 31, 2015 compared to $10,000 for the three months ended December 31, 2014. The increase was due to a higher cash, cash equivalents and short-term investments balance and higher yields during the three months ended December 31, 2015 compared to the three months ended December 31, 2014.

Six Months Ended December 31, 2015 and 2014

We incurred losses of $9.7 million and $18.1 million for the six months ended December 31, 2015 and 2014, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations), pre-clinical study costs, costs to manufacture our drug candidates for non-clinical and clinical studies and salaries and other personnel costs. Research and development expenses decreased by $7.3 million to $6.0 million for the six months ended December 31, 2015 compared to $13.3 million for the six months ended December 31, 2014. The decrease was primarily due to lower costs associated with Phase II clinical trials for Pracinostat, clinical trials for ME-344, and drug manufacturing.

General and Administrative: General and administrative expenses decreased by $1.1 million to $3.8 million for the six months ended December 31, 2015 compared to $4.9 million for the six months ended December 31, 2014. The decrease primarily relates to lower levels of share-based compensation during the six months ended December 31, 2015 compared to the six months ended December 31, 2014.

Other income or expense: We received interest and dividend income of $53,000 for the six months ended December 31, 2015 compared to $22,000 for the six months ended December 31, 2014. The increase was due to a higher cash, cash equivalents and short-term investments balance and higher yields during the six months ended December 31, 2015 compared to the six months ended December 31, 2014.

Liquidity and Capital Resources

We have accumulated losses of $165.9 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2015, we had $53.8 million in cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments balances will be sufficient to fund our operations through at least fiscal year 2017. Our current business operations are focused on continuing the clinical development of our drug candidates, Pracinostat, ME-401 and ME-344. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operations for the six months ended December 31, 2015 decreased to $10.0 million compared to $13.2 million in the six months ended December 31, 2014, due to a decrease in expenses incurred for research and development and general and administrative costs as described above.

Net cash provided by investing activities for the six months ended December 31, 2015 was $4.9 million compared to net cash used in investing activities of $20.0 million in the six months ended December 31, 2014, representing maturities of investments in short-term U.S. government securities in excess of purchases.

There was no cash provided by financing activities during the six months ended December 31, 2015 compared to $43.1 million during the six months ended December 31, 2014, which reflected net proceeds raised through the issuance of common stock in our December 2014 underwritten registered offering.

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

As of December 31, 2015, we lease approximately 8,800 square feet of office space at a monthly rental rate of approximately $27,000 per month during the term of the lease, through June 2016.

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

S*Bio Asset Purchase

In August 2012, we entered into a definitive asset purchase agreement with S*Bio, pursuant to which we agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. On August 22, 2012, we completed the asset purchase and issued 195,756 shares of common stock to S*Bio. We also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus shares of the Company’s common stock having a value of $500,000 will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of December 31, 2015, the Company has accrued $250,000 for potential future payments.

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

We place our cash deposits with high credit quality financial institutions and by policy limit the amount of credit exposure to any one corporation or bank. These deposits are in excess of the FDIC insurance limits. We are adverse to principal loss and we ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We seek to mitigate default risk by depositing funds with high credit quality financial institutions, by limiting the amount of credit exposure to any one corporation or bank, by purchasing short-term investments consisting of U.S. government securities, and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any such financial institution.

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

Date: February 4, 2016