Form 10-Q
period 2016-03-31
MEI Pharma, Inc.
filed 2016-05-05
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 4, 2016, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 34,155,997.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MEI PHARMA, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2016	June 30, 2015
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$14,291	$18,722
Short term investments	35,111	45,057

Total cash, cash equivalents and short-term investments	49,402	63,779
Prepaid expenses and other current assets	1,102	502

Total current assets	50,504	64,281
Intangible assets, net	374	401
Property and equipment, net	53	68

Total assets	$50,931	$64,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$466	$863
Accrued liabilities	3,559	4,096

Total current liabilities	4,025	4,959

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized; 34,155,997 shares issued and outstanding at March 31, 2016 and June 30, 2015	—	—
Additional paid-in-capital	218,137	215,930
Accumulated deficit	(171,231)	(156,139)

Total stockholders’ equity	46,906	59,791

Total liabilities and stockholders’ equity	$50,931	$64,750

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Operating expenses:
Research and development	$(3,420)	$(6,775)	$(9,418)	$(20,044)
General and administrative	(1,990)	(2,185)	(5,765)	(7,039)

Total operating expenses	(5,410)	(8,960)	(15,183)	(27,083)

Loss from operations	(5,410)	(8,960)	(15,183)	(27,083)

Other income (expense):
Interest and dividend income	39	30	92	52
Income tax expense	—	—	(1)	(1)

Net loss	$(5,371)	$(8,930)	$(15,092)	$(27,032)

Net loss per share, basic and diluted	$(0.16)	$(0.27)	$(0.44)	$(1.03)

Weighted average shares outstanding - basic and diluted	34,422,663	33,471,920	34,393,087	26,183,435

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(15,092)	$(27,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,207	3,730
Depreciation and amortization	45	48
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(600)	(95)
Accounts payable	(397)	1,003
Accrued liabilities	(537)	1,019

Net cash used in operating activities	(14,374)	(21,327)

Cash flows from investing activities:
Purchases of property and equipment	(3)	(16)
Purchases of short-term investments	(40,190)	(65,063)
Proceeds from maturity of short-term investments	50,136	50,024

Net cash provided by (used in) investing activities	9,943	(15,055)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	43,070

Net cash provided by financing activities	—	43,070

Net (decrease) increase in cash and cash equivalents	(4,431)	6,688
Cash and cash equivalents at beginning of the period	18,722	13,777

Cash and cash equivalents at end of the period	$14,291	$20,465

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

In February 2016, the FASB issued ASU 2016-02 Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact that the adoption of this standard will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09 Improvements to Employee Share-Based Payment Accounting which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact that the adoption of this standard will have on our financial statements.

2. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and nine months ended March 31, 2016 and 2015.

Because the Company is in a net loss position, it has excluded stock options, unvested RSUs and warrants from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. As of March 31, 2016 and 2015, the number of securities excluded from the computation of diluted net loss per share totaled 6,766,424 and 5,907,083, respectively.

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

As of March 31, 2016, the Company leases approximately 8,800 square feet of office space for the Company’s executive and administrative offices. The monthly rental rate is approximately $27,000 during the remaining term of the lease, plus a pro-rata share of certain building expenses. The lease expires in June 2016. Total future minimum payments under the lease are $81,000 through June 30, 2016. In April 2016, the Company signed a lease amendment to extend the lease term through June 30, 2017.

Asset Purchase Agreement

In August 2012, the Company entered into a definitive asset purchase agreement with S*Bio Pte Ltd (“S*Bio”), pursuant to which the Company agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. On August 22, 2012, the Company completed the asset purchase and issued 195,756 shares of common stock to S*Bio. The Company has also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus shares of the Company’s common stock having a value of $500,000 will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of March 31, 2016, the Company has accrued $250,000 for potential future payments.

License Agreement

In September 2012, the Company entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage on future sales of the Company’s approved drugs utilizing Captisol. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of March 31, 2016, the Company has not accrued any amounts for potential future payments.

4. Short-Term Investments

As of March 31, 2016 and June 30, 2015, the Company’s short-term investments consisted of $35.1 million and $45.1 million, respectively, in U.S. government securities. The short-term investments held as of March 31, 2016 and June 30, 2015 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. Due to the short-term maturities of these instruments, the amortized cost approximates the related fair values. As of March 31, 2016 and June 30, 2015, the gross holding gains and losses were immaterial.

5. Stockholders’ Equity

Equity Transactions

Shelf Registration Statement

In April 2014, the Company filed a shelf registration statement on Form S-3 with the SEC (“shelf registration statement”). The shelf registration statement was declared effective by the SEC in April 2014. The shelf registration statement permits the Company to sell, from time to time, up to $150 million of common stock, preferred stock and warrants. As of March 31, 2016, there is $104 million aggregate value of securities available under the shelf registration statement. Pursuant to SEC regulations, if the market value of the Company’s public float is below $75 million, the Company cannot sell securities from the shelf registration statement which represent more than one-third of the market value of the Company’s non-affiliated public float during any 12-month period. The market value of the Company’s non-affiliated public float was less than $75 million as of March 31, 2016. Accordingly, until the Company’s non-affiliated public float exceeds $75 million, the Company may not sell shares with a market value greater than one-third of its non-affiliated public float during any 12-month period under the shelf registration statement. No shares were sold under the shelf registration statement in calendar year 2015 or 2016.

Underwritten Registered Offering

In December 2014, the Company completed an underwritten registered offering of 11,500,000 shares of its common stock at a price per share of $4.00, pursuant to the shelf registration statement. The Company received net cash proceeds of $43.1 million associated with the offering, after costs of $2.9 million.

Warrants

As of March 31, 2016, there were outstanding warrants to purchase 315,484 shares of the Company’s common stock at an exercise price of $7.14 per share, which expire in May 2017, issued in conjunction with the Company’s May 2012 rights offering; outstanding Series A warrants and warrants issued to the Company’s placement agent for its May 2011 private placement to purchase up to 215,721 shares of common stock at an exercise price of $6.00 per share, which expire in November 2016; and warrants to purchase 3,230,202 shares of the Company’s common stock at an exercise price of $3.12 per share, which expire in December 2017, issued in conjunction with its December 2012 private placement.

6. Share-based Compensation

The Company uses equity-based compensation programs to provide long-term performance incentives for its employees. These incentives consist primarily of stock options and restricted stock units (“RSUs”).

MEI Pharma’s 2008 Stock Omnibus Equity Compensation Plan (the “2008 Equity Plan”) provides for the grant of options and/or other share-based or share-denominated awards to the Company’s non-employee directors, officers, employees and advisors. The 2008 Equity Plan was initially adopted in 2008 and was amended and restated in 2011 and 2012. Effective December 3, 2015, the Company’s stockholders voted to further amend and restate the 2008 Equity Plan to increase the number of shares of common stock authorized for issuance under the plan to 6,686,000 shares, among other changes. As of March 31, 2016, there were 3,443,920 shares available for future grant under the 2008 Equity Plan.

Total share-based compensation expense for all stock awards consists of the following, in thousands:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Research and development	$216	$317	$681	$1,177
General and administrative	423	751	1,526	2,553

Total share-based compensation	$639	$1,068	$2,207	$3,730

Stock Options

As of March 31, 2016, there were a total of 2,871,683 options outstanding, including options representing the right to purchase a total of 29,603 shares of common stock which were granted to one of the Company’s officers outside of the Plan.

Stock option activity for the nine months ended March 31, 2016 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2015	1,614,317	$7.07
Granted	1,546,625	1.59
Forfeited / Cancelled	(262,392)	5.10
Expired	(26,867)	5.53

Outstanding at March 31, 2016	2,871,683	$4.32	6.2	$8,607

Vested and exercisable at March 31, 2016	1,188,713	$5.78	4.3	$—

The fair value of each stock option granted during the nine months ended March 31, 2016 is estimated on the grant date under the fair value method using a Black-Scholes valuation model. Stock options granted to employees during the nine months ended March 31, 2016 vest either ratably each month for a period of 36 months, or 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors during the nine months ended March 31, 2016 vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. The RSU equity awards are measured using the grant date fair value of the Company’s common stock. The estimated fair values of the stock options and RSUs, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Nine Months Ended March 31,
	2016	2015
Risk-free interest rate	1.7%	1.6%
Expected life (years)	5.8	5.0
Expected volatility	116.8%	115.7%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$1.35	$5.00

As of March 31, 2016, there was $1.8 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.5 years.

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

The fair value of the RSUs on the date of grant was $3.5 million. The grant date fair value per unit was $8.63. As of March 31, 2016, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was approximately $0.1 million and is expected to be recognized over a weighted-average period of 0.4 years.

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

Results from this study were presented at the ASH Annual Meeting in December 2015. According to the oral presentation by principal investigator Dr. Guillermo Garcia-Manero, MD Anderson Cancer Center, 28 of the 50 patients in the study (56%) achieved the primary endpoint of CR plus complete response with incomplete blood count recovery (“CRi”) plus morphologic leukemia-free state, including 21 patients (42%) who achieved a CR. Notably, 19 of the 21 patients who achieved a CR were still alive with a 100% one-year survival rate among all CR patients, indicating a correlation between CR and survival with this low-intensity therapy.

Median overall survival for all 50 patients in the study has not been reached, with 27 patients still living and a median observation time of approximately 18 months as of March 11, 2016. These data compare favorably to a recent international Phase III study of azacitidine (AZA-001; Dombret H et al. Blood. 2015 May 18), which showed a median overall survival of 10.4 months with azacitidine alone and a CR rate of 19.5% in a similar patient population. Median survival among patients with high-risk cytogenetics in this study (n=21) was 13.3 months, more than double the median survival of the high-risk population in the AZA-001 study (6.4 months).

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

PI3-Kinase Delta Drug Candidate: ME-401

In September 2013, we acquired exclusive worldwide rights to ME-401 from Pathway Therapeutics, Inc. for an undisclosed upfront cash payment with no future milestone or royalty obligations. In pre-clinical studies, ME-401 is a potent and selective oral inhibitor of PI3K delta, a molecular target that has been shown to play a critical role in the proliferation and survival of certain hematologic cancer cells. ME-401 has a distinct chemical structure from certain other PI3K delta inhibitors, including idelalisib (marketed as Zydelig®). Data presented at the ASH Annual Meeting in December 2012 demonstrated that ME-401 has superior pre-clinical activity compared to idelalisib.

Data from a first-in-human, single ascending dose clinical study of ME-401 in healthy subjects demonstrated on-target activity at very low concentrations. In addition, the pharmacokinetic results suggest that ME-401 has the potential for a superior pharmacokinetic and pharmacodynamic profile and an improved therapeutic window compared to idelalisib, with a half-life that supports once-daily dosing. These results were presented at the American Association for Cancer Research Annual Meeting in April 2016. In March 2016, the FDA approved our Investigational New Drug application for ME-401 in B-cell malignancies. We expect to initiate a Phase Ib dose-escalation study of ME-401 in patients with recurrent CLL or fNHL in the second quarter of calendar year 2016.

Mitochondrial Inhibitor Drug Candidate: ME-344

ME-344 is our isoflavone-derived mitochondrial inhibitor drug candidate. In preclinical studies, ME-344 has been shown to cause cell death in multiple human tumor cell lines, including ovarian cancer stem cells, by interfering with mitochondrial energy generation.

Results from our first-in-human, single-agent Phase I clinical trial of ME-344 in patients with refractory solid tumors were published in the April 1, 2015 issue of Cancer. The results indicated that eight of 21 evaluable patients (38%) treated with ME-344 achieved stable disease or better, including five who experienced progression-free survival that was at least twice the duration of their last prior treatment before entry into the study. In addition, one of these patients, a heavily pre-treated patient with small cell lung cancer, achieved a confirmed partial response and remained on study for two years. ME-344 was generally well tolerated at doses equal to or less than 10 mg/kg delivered on a weekly schedule for extended durations. Treatment-related adverse events included nausea, dizziness and fatigue. Dose limiting toxicities were observed at both the 15 mg/kg and 20 mg/kg dose levels, consisting primarily of Grade 3 peripheral neuropathy.

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

In May 2015, we announced new pre-clinical data from a collaboration with the Spanish National Cancer Research Centre in Madrid showing mitochondria-specific effects of ME-344 in cancer cells, including substantially enhanced anti-tumor activity when combined with a vascular endothelial growth factor (“VEGF”) inhibitor. These new data demonstrate that the anti-cancer effects when combining ME-344 with a VEGF inhibitor are due to an inhibition of both mitochondrial and glycolytic metabolism. We expect an investigator-sponsored study of ME-344 in combination with the VEGF inhibitor bevacizumab (marketed as Avastin®) in HER2-negative breast cancer to initiate in the second quarter of calendar year 2016.

Results of Operations

Three Months Ended March 31, 2016 and 2015

We incurred losses of $5.4 million and $8.9 million for the three months ended March 31, 2016 and 2015, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations), pre-clinical study costs, costs to manufacture our drug candidates for non-clinical and clinical studies and salaries and other personnel costs. Research and development expenses decreased by $3.4 million to $3.4 million for the three months ended March 31, 2016 compared to $6.8 million for the three months ended March 31, 2015. The decrease was primarily due to a reduction of $2.1 million in costs associated with Phase II clinical trials for Pracinostat related to MDS and a $0.9 million decrease in drug manufacturing for Pracinostat.

General and Administrative: General and administrative expenses decreased by $0.2 million to $2.0 million for the three months ended March 31, 2016 compared to $2.2 million for the three months ended March 31, 2015. The decrease primarily relates to lower levels of share-based compensation expense during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Other income or expense: We received interest and dividend income of $39,000 for the three months ended March 31, 2016 compared to $30,000 for the three months ended March 31, 2015. The increase was due to higher yields during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Nine Months Ended March 31, 2016 and 2015

We incurred losses of $15.1 million and $27.0 million for the nine months ended March 31, 2016 and 2015, respectively.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations), pre-clinical study costs, costs to manufacture our drug candidates for non-clinical and clinical studies and salaries and other personnel costs. Research and development expenses decreased by $10.6 million to $9.4 million for the nine months ended March 31, 2016 compared to $20.0 million for the nine months ended March 31, 2015. The decrease was primarily due to a reduction of $6.3 million in costs associated with Phase II clinical trials for Pracinostat related to MDS, a $1.1 million decrease in clinical trial costs for ME-344, and a $1.4 million decrease in drug manufacturing for Pracinostat.

General and Administrative: General and administrative expenses decreased by $1.2 million to $5.8 million for the nine months ended March 31, 2016 compared to $7.0 million for the nine months ended March 31, 2015. The decrease primarily relates to lower levels of share-based compensation expense during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015.

Other income or expense: We received interest and dividend income of $92,000 for the nine months ended March 31, 2016 compared to $52,000 for the nine months ended March 31, 2015. The increase was due to higher yields during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015.

Liquidity and Capital Resources

We have accumulated losses of $171.2 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2016, we had $49.4 million in cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments balances will be sufficient to fund our operations through at least fiscal year 2017. Our current business operations are focused on continuing the clinical development of our drug candidates, Pracinostat, ME-401 and ME-344. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operations for the nine months ended March 31, 2016 decreased to $14.4 million compared to $21.3 million in the nine months ended March 31, 2015, due to a decrease in expenses incurred for research and development and general and administrative costs as described above.

Net cash provided by investing activities for the nine months ended March 31, 2016 was $9.9 million compared to net cash used in investing activities of $15.1 million in the nine months ended March 31, 2015, representing maturities of investments in short-term U.S. government securities in excess of purchases.

There was no cash provided by financing activities during the nine months ended March 31, 2016 compared to $43.1 million during the nine months ended March 31, 2015, which reflected net proceeds raised through the issuance of common stock in our December 2014 underwritten registered offering.

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

As of March 31, 2016, we lease approximately 8,800 square feet of office space at a monthly rental rate of approximately $27,000 per month during the term of the lease, through June 2016. In April 2016, the Company signed a lease amendment to extend the lease term through June 30, 2017.

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

S*Bio Asset Purchase

In August 2012, we entered into a definitive asset purchase agreement with S*Bio, pursuant to which we agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. On August 22, 2012, we completed the asset purchase and issued 195,756 shares of common stock to S*Bio. We also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus shares of the Company’s common stock having a value of $500,000 will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of March 31, 2016, the Company has accrued $250,000 for potential future payments.

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

In February 2016, the FASB issued ASU 2016-02 Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact that the adoption of this standard will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09 Improvements to Employee Share-Based Payment Accounting which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact that the adoption of this standard will have on our financial statements.

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

Date: May 4, 2016