Form 10-K
period 2016-06-30
MEI Pharma, Inc.
filed 2016-09-06
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $54.6 million as of December 31, 2015, based on the closing price of the registrant’s Common Stock as reported on the NASDAQ Capital Market on such date. For purposes of this calculation, shares of the registrant’s common stock held by directors and executive officers have been excluded. This number is provided only for purposes of this Annual Report on Form 10-K and does not represent an admission that any particular person or entity is an affiliate of the registrant.

As of August 31, 2016, there were 36,772,428 shares of the registrant’s common stock, par value $0.00000002 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held in December 2016, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended June 30, 2016.

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

Our business purpose is the development of drugs for the treatment of cancer. Our portfolio of drug candidates includes Pracinostat, an oral histone deacetylase (“HDAC”) inhibitor being developed in combination with azacitidine for the treatment of patients with newly diagnosed acute myeloid leukemia (“AML”) who are ≥75 years of age or unfit for intensive chemotherapy and high-risk myelodysplastic syndrome (“MDS”). In August 2016, we entered into an exclusive worldwide license, development and commercialization agreement with Helsinn Healthcare SA (“Helsinn”) for Pracinostat in AML and other potential indications. Our clinical development portfolio also includes ME-401, an oral inhibitor of phosphatidylinositide 3-kinase (“PI3K”) delta being developed for B-cell malignancies, and ME-344, a mitochondrial inhibitor that has shown evidence of clinical activity in refractory solid tumors. We own exclusive worldwide rights to ME-401 and ME-344.

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

Pracinostat has also shown evidence of synergistic activity when used in combination with the hypomethylating agent, azacitidine. Results from a pilot study in patients with advanced MDS presented at the ASH Annual Meeting in December 2012 showed an overall response rate of 89% (eight out of nine). The combination of Pracinostat and azacitidine was generally well-tolerated in the study; the most frequent side effects were nausea and fatigue.

In June 2013, we initiated a randomized, double-blind, placebo-controlled Phase II clinical study of Pracinostat in combination with azacitidine in intermediate-2 or high-risk patients with previously untreated MDS. The study enrolled 102 evaluable patients, randomized one-to-one, at 19 sites in the U.S. In March 2015, we announced top-line data from the study, which showed that the addition of Pracinostat to azacitidine failed to improve the overall CR rate, the study’s primary endpoint, compared to azacitidine alone. There were no new toxicities observed in the study; however fatigue, gastrointestinal toxicities and myelosuppression occurred more frequently in the combination group and resulted in a higher rate of drug discontinuations compared to azacitidine alone, predominantly within the first two cycles of treatment. Exploratory analysis of patients able to tolerate Pracinostat plus azacitidine for at least four cycles suggest superior activity of the combination compared to azacitidine alone, with hazard ratios for overall survival (0.59) and duration of response (0.48) both favoring the Pracinostat plus azacitidine arm. These data were presented at the ASH Annual Meeting in December 2015.

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

Results from this study were presented at the ASH Annual Meeting in December 2015. According to the oral presentation by principal investigator Dr. Guillermo Garcia-Manero, MD Anderson Cancer Center, 28 of the 50 patients in the study (56%) achieved the primary endpoint of CR plus complete response with incomplete blood count recovery (“CRi”) plus morphologic leukemia-free state (“MLFS”), including 21 patients (42%) who achieved a CR. Notably, 19 of the 21 patients who achieved a CR were still alive with a 100% one-year survival rate among all CR patients, indicating a correlation between CR and survival with this low-intensity therapy.

Median overall survival for all 50 patients in the study was reached at 19.1 months. These data compare favorably to a recent international Phase III study of azacitidine (AZA-001; Dombret H et al. Blood. 2015 May 18), which showed a median overall survival of 10.4 months with azacitidine alone and a CR rate of 19.5% in a similar patient population. Median survival among patients with high-risk cytogenetics in this study (n=21) was 13.3 months, more than double the median survival of the high-risk population in the AZA-001 study (6.4 months).

The combination of Pracinostat and azacitidine was generally well tolerated in the study, with no unexpected toxicities. The most common grade 3/4 treatment-emergent adverse events reported in >10% of all patients included febrile neutropenia, thrombocytopenia, anemia and fatigue.

In August 2016, we announced that the FDA granted Breakthrough Therapy Designation for Pracinostat in combination with azacitidine for the treatment of patients with newly diagnosed AML who are ≥75 years of age or unfit for intensive chemotherapy. In addition, agreement has been reached with the FDA on the proposed Phase III study design. According to the FDA, Breakthrough Therapy Designation is intended to expedite the development and review of drugs for serious or life-threatening conditions. The criteria for Breakthrough Therapy Designation require preliminary clinical evidence that demonstrates the drug may have substantial improvement on at least one clinically significant endpoint over available therapy. A Breakthrough Therapy Designation has all the benefits of the fast track program together with more intensive guidance on an efficient drug development program and an organizational commitment involving senior managers.

In August 2016, we entered into an exclusive license, development and commercialization agreement with Helsinn, a Swiss pharmaceutical corporation, for Pracinostat in AML and other potential indications. Under the terms of the agreement, Helsinn is granted a worldwide exclusive license to develop, manufacture and commercialize Pracinostat, and is responsible for funding its global development and commercialization. As compensation for such grant of rights, we will receive near-term payments of $20 million, including a $15 million upfront payment and a $5 million payment upon the earlier to occur of (i) dosing of the first patient in the upcoming Phase III study of Pracinostat in newly diagnosed AML patients unfit to receive induction therapy, or (ii) March 1, 2017. In addition, we will be eligible to receive up to $444 million in potential regulatory and sales-based milestones, along with royalty payments on the net sales of Pracinostat.

As part of the license, development and commercialization agreement, we will also collaborate with Helsinn to explore an optimal dosing regimen of Pracinostat in combination with azacitidine for the treatment of high risk MDS. This clinical study is anticipated to commence in the first half of 2017.

PI3-Kinase Delta Drug Candidate: ME-401

In September 2013, we acquired exclusive worldwide rights to ME-401 from Pathway Therapeutics, Inc. for an undisclosed upfront cash payment with no future milestone or royalty obligations. Data from pre-clinical studies show ME-401 to be a potent and selective oral inhibitor of PI3K delta, a molecular target that plays a critical role in the proliferation and survival of certain hematologic cancer cells. ME-401 has a distinct chemical structure from certain other PI3K delta inhibitors, including idelalisib (marketed as Zydelig®). Data presented at the ASH Annual Meeting in December 2012 demonstrated that ME-401 has superior pre-clinical activity compared to idelalisib.

Data from a first-in-human, single ascending dose clinical study of ME-401 in healthy subjects demonstrated on-target activity at very low plasma concentrations. In addition, the pharmacokinetic results suggest that ME-401 has the potential for a superior pharmacokinetic and pharmacodynamic profile and an improved therapeutic window compared to idelalisib, with a half-life that supports once-daily dosing. These results were presented at the American Association for Cancer Research (“AACR”) Annual Meeting in April 2016. In March 2016, the FDA approved our Investigational New Drug Application (“IND”) for ME-401 in B-cell malignancies. We expect to dose the first patient in a Phase Ib dose-escalation study of ME-401 in patients with recurrent chronic lymphocytic leukemia (“CLL”) or follicular non-Hodgkin’s lymphoma (“fNHL”) in the third quarter of calendar year 2016.

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

In May 2015, we announced new pre-clinical data from a collaboration with the Spanish National Cancer Research Centre in Madrid showing mitochondria-specific effects of ME-344 in cancer cells, including substantially enhanced anti-tumor activity when combined with agents that inhibit the activity of vascular endothelial growth factor (“VEGF”). These new data demonstrate that the anti-cancer effects when combining ME-344 with a VEGF inhibitor are due to an inhibition of both mitochondrial and glycolytic metabolism. An investigator-sponsored study of ME-344 in combination with the VEGF inhibitor bevacizumab (marketed as Avastin®) in human epidermal growth factor receptor 2 (“HER2”)-negative breast cancer opened for enrollment in August 2016.

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

Signaling Program

ME-401

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

In pre-clinical studies, ME-401 has been found to be a potent and selective oral inhibitor of PI3K delta, with a distinct chemical structure and evidence of improved pre-clinical activity compared to the approved PI3K delta-selective inhibitor, idelalisib. In March 2016, the FDA approved our IND for ME-401 in B-cell malignancies.

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

ME-344 has demonstrated broad activity against a panel of human cancer cell lines both as a single agent and as a chemosensitizing agent. Results from laboratory research studies conducted in collaboration with the Department of Obstetrics, Gynecology, and Reproductive Sciences at the Yale School of Medicine demonstrate that NV-128 and ME-344 are active against chemotherapy-resistant ovarian tumor stem cells. In April 2011, at the AACR Annual Meeting, researchers from the Yale School of Medicine presented pre-clinical data demonstrating the ability of NV-128 to induce mitochondrial instability, ultimately leading to cell death in chemotherapy-resistant ovarian cancer stem cells. This cell death was associated with the activation of the MEK/ERK pathway leading to mitochondrial depolarization and DNA fragmentation. The study further characterized the mechanism of action of NV-128 and demonstrated that NV-128 also promotes a state of cellular starvation, resulting in the activation of the AMP kinase pathway, leading to inhibition of both mTOR pathways and the induction of destructive autophagy. In April 2013, new data were presented at the AACR Annual Meeting showing the ability of ME-344 to decrease tumor burden and delay recurrence in a pre-clinical in vivo model of recurrent epithelial ovarian cancer.

In a paper published in the February 2015 issue of the American Journal of Cancer Research, our collaborators at the MIMR-PHI Institute of Medical Research in Melbourne identified mitochondrial oxidative phosphorylation complex I as a direct molecular target of ME-344, with the inhibition of this complex causing an immediate reduction of mitochondrial oxygen consumption. This finding provides new understanding of how ME-344 induces cell death by disrupting mitochondrial metabolism.

To gain further insight into its mechanism of action, researchers at the Medical University of South Carolina in Charleston compared the activity of ME-344 in sensitive and naturally resistant lung cancer cell lines. In a dose dependent manner, ME-344 caused instantaneous and pronounced inhibition of oxygen consumption rates in drug-sensitive lung cancer cells, but significantly less in drug-resistant cells. Drug resistance correlated with higher glycolytic metabolism in these cells. These findings were published in the August 2016 issue of The Journal Of Pharmacology And Experimental Therapeutics.

In addition, using a well-characterized spontaneous breast tumor model, researchers at the Spanish National Cancer Research Centre in Madrid found that chronic treatment with the small molecule VEGFr nintedanib significantly diminished tumor cell glycolysis, however the growing tumor shifted to reliance on mitochondrial metabolism as its primary energy source. Subsequently, tumors primed by treatment with nintedanib showed substantially enhanced sensitivity to the mitochondrial inhibitor ME-344, with synergistic anti-tumor activity. These findings were published in the June 2016 issue of Cell Reports.

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

Intellectual Property

We own, by assignment, worldwide rights to each of our current drug candidates. Our intellectual property portfolio includes approximately 17 issued U.S. patents, 130 issued foreign patents, nine pending U.S. patent applications and 39 pending foreign applications.

We have acquired, by assignment, patents and patent applications from S*Bio relating to a family of heterocyclic compounds, which include Pracinostat, that inhibit histone deacetylases. The U.S. Patent and Trademark Office (“USPTO”) has issued five patents covering a number of these heterocyclic-based compounds, including Pracinostat, and their composition of matter, pharmaceutical compositions, and methods of use to treat proliferative diseases. The composition of matter claims covering Pracinostat are projected to expire in May 2028, not including patent term extension. On August 5, 2016, the Company entered into an exclusive license, development and commercialization agreement with Helsinn. The agreement has a term (the “Term”) commencing on the effective date and continuing, on a country-by-country basis, until the later of the date (i) of expiration of the applicable patents in such country, (ii) of expiration of regulatory exclusivity in such country or (iii) that is 15 years after the first commercial sale in such country. With respect to certain defined “Tier 2” countries, the Term is solely based on 15 years from first commercial sale. During the Term, the Company granted to Helsinn an exclusive (subject to certain retained rights to perform obligations under the agreement), sublicenseable, payment-bearing, license under and to certain patents and know-how controlled by the Company to develop, manufacture and commercialize Pracinostat and any pharmaceutical product containing Pracinostat for all human and animal indications.

We have acquired, by assignment, patents and patent applications from Novogen, our former majority shareholder, which relate to a large family of isoflavonoid compounds, including ME-344. The USPTO has issued three patents covering ME-344, including its composition of matter, pharmaceutical compositions and methods of use to treat cancer. The composition of matter claims covering ME-344 are expected to expire in March 2027, not including patent term extension.

We have acquired by assignment worldwide rights to ME-401 and other related compounds from Pathway Therapeutics, Inc. The USPTO has issued two patents covering the composition of matter and pharmaceutical compositions of ME-401 which are projected to expire in January 2031 and December 2032, not including any patent term extension. There are currently one U.S. and 19 foreign applications for ME-401 and related compounds pending.

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

As most patent applications in the U.S. are maintained as confidential until published by the U.S. Patent and Trademark Office at 18 months from filing for all cases filed after November 29, 2000, or at issue, for cases filed prior to November 29, 2000, we cannot be certain that we, S*Bio, Novogen or Pathway Therapeutics, Inc. were the first to make the inventions covered by the patents and applications referred to above. Additionally, publication of discoveries in the scientific or patent literature often lags behind the actual discoveries. Moreover, pursuant to the terms of the Uruguay Round Agreements Act, patents filed on or after June 8, 1995 have a term of twenty years from the date of such filing except for provisional applications, irrespective of the period of time it may take for such patent to ultimately issue. This may shorten the period of patent protection afforded to therapeutic uses of Pracinostat, ME-401 or ME-344, as patent applications in the biopharmaceutical sector often take considerable time to issue. However, in some countries the patent term may be extended.

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

The pharmaceutical industry is highly competitive and patents may have been applied for by, and issued to, other parties relating to products competitive with Pracinostat, ME-401 or ME-344. Use of these compounds and any other drug candidates may give rise to claims that they infringe the patents or proprietary rights of other parties, existing now and in the future. An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. We cannot be sure that any license required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we may encounter delays in product market introductions, or may find that the development, manufacture or sale of products requiring such licenses may be precluded.

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

The key aspects of our research and development program are to provide more complete characterization of the following:

•	the relevant molecular targets of action of our drug candidates;

•	the relative therapeutic benefits and indications for use of our drug candidates as a monotherapy or as part of combinational therapy with other agents;

•	the most appropriate therapeutic indications and dosage forms for Pracinostat, ME-401 and ME-344.

Our research and development expenses include clinical and preclinical study fees, personnel costs, and manufacturing costs. Research and development expenses were $13.4 million, $23.8 million, and $19.3 million for the years ended June 30, 2016, 2015 and 2014, respectively.

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

In the U.S., pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and other laws, including in the case of biologics, the Public Health Service Act. We believe, but cannot be certain, that our products will be regulated as drugs by the FDA. The process required by the FDA before drugs may be marketed in the U.S. generally involves the following:

•	pre-clinical laboratory evaluations, including formulation and stability testing, and animal tests performed under the FDA’s Good Laboratory Practices regulations to assess pharmacological activity and toxicity potential;

•	submission and approval of an IND, including results of pre-clinical tests, manufacturing information, and protocols for clinical tests, which must become effective before clinical trials may begin in the U.S.;

•	obtaining approval of Institutional Review Boards (“IRB”), to administer the products to human subjects in clinical trials;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for the product’s intended use;

•	development of manufacturing processes which conform to FDA current Good Manufacturing Practices (“cGMP”), as confirmed by FDA inspection;

•	submission of results for pre-clinical and clinical studies, and chemistry, manufacture and control information on the product to the FDA in a New Drug Approval Application (“NDA”); and

•	FDA review and approval of a NDA, prior to any commercial sale or shipment of a product.

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

Each NDA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act (“PDUFA”), and its amendments. According to the FDA’s fee schedule, effective on October 1, 2015 the user fee for an application requiring clinical data, such as a NDA, is $2,374,200. PDUFA also imposes an annual product fee for prescription drugs and biologics ($114,450), and an annual establishment fee ($585,200) on facilities used to manufacture prescription drugs and biologics. The FDA adjusts the PDUFA user fees on an annual basis. Effective on October 1, 2016, the user fee for an application requiring clinical data, such as a NDA, will decrease to $2,038,100, the annual product fee for prescription drugs and biologics will decrease to $97,750, and the annual establishment fee on facilities used to manufacture prescription drugs and biologics will increase to $512,200. A written request can be submitted for a waiver for the application fee for the first human drug application that is filed by a small business, but there are no waivers for product or establishment fees. We are not at the stage of development with our products where we are subject to these fees, but they are significant expenditures that may be incurred in the future and must be paid at the time of application submissions to the FDA.

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

Employees

As of June 30, 2016, we had 23 employees, seven of whom hold a Ph.D. or M.D. degree. Other personnel resources are used from time to time as consultants or third party service organizations on an as-needed basis. All members of our senior management team have prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced personnel, but there can be no assurance that we will be able to attract and retain the individuals needed. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

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

Risks Related to Our Business

We will need substantial additional funds to progress the clinical trial program for our drug candidates, and to develop new compounds. The actual amount of funds we will need will be determined by a number of factors, some of which are beyond our control.

We will need substantial additional funds to progress the clinical trial program for our drug candidates and to develop any additional compounds. The factors which will determine the actual amount of funds that we will need to progress the clinical trial programs may include, but are not limited to, the following:

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

If Helsinn does not satisfy its obligations under our collaboration agreement or if they terminate the collaboration agreement, we may not be able to develop or commercialize Pracinostat.

In August 2016, we entered into an exclusive license, development and commercialization agreement with Helsinn to collaborate on the global development, manufacturing and commercialization of Pracinostat. In connection with this agreement, we granted to Helsinn certain rights regarding the use of our patents and technology with respect to Pracinostat. Helsinn will be primarily responsible for the global development of Pracinostat and, subject to certain exceptions, will be solely responsible for all costs related thereto, and will also be solely responsible for the global commercialization of Pracinostat and shall be solely responsible for the costs related thereto. We may earn up to $444 million in potential regulatory and sales-based milestone payments, plus royalties on global net sales of Pracinostat, which, in the U.S., are tiered and begin in the mid-teens.

Helsinn might not fulfill all of its obligations under the agreement. Our ability to receive revenue from Pracinostat is dependent upon Helsinn’s efforts. If Helsinn fails to devote adequate resources or otherwise does not successfully develop and commercialize Pracinostat, we may not receive the future milestone payments or royalties provided for in the agreement. In addition, under certain circumstances, including our failure to satisfy our obligations under the agreement, Helsinn has the right to terminate the agreement.

We could also become involved in disputes with Helsinn, which could lead to delays in or termination of the agreement and time-consuming and expensive litigation or arbitration.

If Helsinn is unwilling or unable to fulfill its obligations or if the agreement is terminated, we may lack sufficient resources to develop and commercialize Pracinostat on our own and may be unable to reach agreement with a suitable alternative collaborator. The failure to develop and commercialize Pracinostat would have a material adverse effect on our business, operating results, prospects and financial condition.

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

We are a clinical research and development stage company and are likely to incur operating losses for the foreseeable future.

You should consider our prospects in light of the risks and difficulties frequently encountered by clinical research stage and developmental companies. We were incorporated in December 2000, and have been in operation since May 2002. We have incurred net losses of $177.0 million from our inception through June 30, 2016, including net losses of $20.9 million, $32.7 million and $27.1 million for the years ended June 30, 2016, 2015 and 2014, respectively. We anticipate that we will incur operating losses and negative operating cash flow for the foreseeable future. We have not yet commercialized any drug candidates and cannot be sure that we will ever be able to do so, or that we may ever become profitable.

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

Neither collaborators, licensees nor we are permitted to market a drug candidate in the United States until the particular drug candidate is approved for marketing by the FDA. Specific preclinical data, chemistry, manufacturing and controls data, a proposed clinical trial protocol and other information must be submitted to the FDA as part of an IND application, and clinical trials may commence only after the IND application becomes effective. To market a new drug in the United States, we must submit to the FDA and obtain FDA approval of an NDA. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls to demonstrate the safety and effectiveness of the drug candidate.

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

Additionally, any of the following factors may serve to delay, limit or prevent the final approval by regulatory authorities of our drug candidates for commercial use, including, but not limited to:

•	Pracinostat, ME-401, and ME-344 are in various stages of development, and we or our licensees will need to conduct significant clinical testing to demonstrate safety and efficacy of these drug candidates before applications for marketing can be filed with the FDA, or with the regulatory authorities of other countries;

•	development and testing of product formulation, including identification of suitable excipients, or chemical additives intended to facilitate delivery of our drug candidates;

•	it may take us many years to complete the testing of our drug candidates, and failure can occur at any stage of this process; and

•	negative or inconclusive results or adverse medical events during a clinical trial could cause us to delay or terminate our development efforts.

The successful development of any of these drug candidates is uncertain and, accordingly, we may never commercialize any of these drug candidates or generate significant revenue.

Even if we or our licensees receive regulatory approval to commercialize our drug candidates, our ability to generate revenues from any resulting products will be subject to a variety of risks, many of which are out of our control.

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

In the course of our pre-clinical testing and clinical trials, we rely on third parties, including laboratories, investigators, clinical contract research organizations (“CROs”), and manufacturers, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our pre-clinical studies. CROs are responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. In addition, if such third parties fail to perform their obligations in compliance with our clinical trial protocols or GCPs, our clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of collaborators, and we do not control their research and development, clinical trial or regulatory activities.

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

We face a risk of product liability claims and claims may exceed our insurance limits.

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. In August 2012, we acquired patents and patent applications related to Pracinostat from S*Bio. In September 2013, we acquired patents and patent applications related to ME-401 from Pathway Therapeutics, Inc. Additionally, prior to the Isoflavone Transaction, Novogen had applied for patents in a number of countries with respect to the use of their isoflavone compounds, including ME-344. We acquired both issued patents and pending patent applications from Novogen in relation to our Isoflavone-based compounds, which we previously licensed from Novogen. The patent applications may not proceed to grant or may be amended to reduce the scope of protection of any patent granted. The applications and patents may also be opposed or challenged by third parties. Our commercial success will depend, in part, on our ability to obtain and maintain effective patent protection for our compounds and their use in treating, preventing, or curing cancer, and to successfully defend patent rights in those technologies against third-party challenges. As patent applications in the United States are maintained in secrecy until published or issued and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, we cannot be certain that we, S*Bio, Novogen, or Pathway Therapeutics, Inc. were the first to make the inventions covered by the pending patent applications or issued patents referred to above or that we or they were the first to file patent applications for such inventions. Additionally, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. We cannot be sure that, should any patents issue, we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that should patents issue, they will be of commercial value to us, or that private parties, including competitors, will not successfully challenge our patents or circumvent our patent position in the United States or abroad.

Claims by other companies that we infringe on their proprietary technology may result in liability for damages or stop our development and commercialization efforts.

The pharmaceutical industry is highly competitive and patents have been applied for by, and issued to, other parties relating to products competitive with the compounds that we have acquired. Therefore, Pracinostat, ME-401 and ME-344 and any other drug candidates may give rise to claims that they infringe the patents or proprietary rights of other parties existing now and in the future.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, including upon exercise of outstanding warrants or stock options, or upon issuance of shares related to restricted stock units, and any subsequent sales of such shares. As of June 30, 2016, we had outstanding (i) warrants issued in our December 2012 private placement exercisable to purchase 3,230,202 shares of common stock at an exercise price of $3.12 per share, which expire in December 2017; (ii) warrants issued in our May 2012 rights offering exercisable to purchase 315,484 shares of common stock at an exercise price of $7.14, which expire in May 2017; and (iii) Series A warrants issued in our May 2011 private placement exercisable to purchase 215,721 shares of common stock at an exercise price of $6.00, which expire in November 2016. We also had outstanding options to purchase 2,827,172 shares of common stock and restricted stock units representing the right to receive 763,014 shares of common stock. We may seek additional capital through one or more additional equity transactions in the future; however, such transactions will be subject to market conditions and there can be no assurance any such transactions will be completed. If we sell shares in the future, the prices at which we sell these future shares will vary, and these variations may be significant. Stockholders will experience significant dilution if we sell these future shares at prices significantly below the price at which previous stockholders invested.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have leased approximately 8,800 square feet of office space, located at 11975 El Camino Real, Suite 101, San Diego, California 92130. The location houses the Company’s executive and administrative offices. The lease commenced in July 2010 and expires in June 2017. The monthly rental rate is approximately $29,000 over the remaining lease term, plus a pro rata share of certain building expenses. We believe these facilities will adequately meet our office needs for the foreseeable future.

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

	Prices
	High $	Low $
Year Ended June 30, 2016
First Quarter	2.08	1.47
Second Quarter	2.12	1.52
Third Quarter	1.67	0.87
Fourth Quarter	1.80	1.23

Year Ended June 30, 2015
First Quarter	7.56	5.89
Second Quarter	8.33	3.57
Third Quarter	6.59	1.69
Fourth Quarter	2.44	1.65

Holders

As of August 30, 2016, there were 36,772,428 shares of our common stock outstanding and 1,463 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities authorized for issuance under equity compensation plans

The table below shows, as of June 30, 2016, information for equity compensation plans previously approved by stockholders and for compensation plans not previously approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,827,172	$4.29	3,858,828
Equity compensation plans not approved by security holders	—	—	—

Total	2,827,172	$4.29	3,858,828

(1)	Consists of shares of common stock issuable upon exercise of options granted or that may be granted under the MEI Pharma, Inc. Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (“the Plan”), under which 6,686,000 shares of common stock are authorized for issuance. The Plan provides for the grant of options and/or other stock-based or stock-denominated awards to the Company’s non-employee directors, officers, employees and advisors.

Performance graph

The graph below compares the cumulative five-year total return on our common stock from July 1, 2011, through June 30, 2016, to the cumulative total return over such period for (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index. The graph assumes the investment of $100 on July 1, 2011, with the reinvestment of dividends, although dividends have not been declared on our common stock, and is calculated according to the Securities and Exchange Commission’s methodology. We caution that the stock price performance shown in the graph may not be indicative of future stock price performance. The graph, including each of the graph lines, was provided by Zacks Investment Research, Inc.

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

The following table presents our selected historical condensed financial data. The condensed statements of operations data for fiscal years ended June 30, 2016, 2015 and 2014 and the condensed balance sheet data as of June 30, 2016 and 2015 are derived from our audited financial statements included elsewhere in this Annual Report. The condensed statements of operations data for the fiscal years ended June 30, 2013 and 2012 and the condensed balance sheet data as of June 30, 2014, 2013 and 2012 are derived from our audited financial statements that are not included in this Form 10-K.

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

	Years Ended June 30,
	2016	2015	2014	2013	2012
	(In thousands, except share and per share data)
Statement of Operations Data:
Operating expenses
Research and development	$(13,403)	$(23,823)	$(19,331)	$(6,084)	$(4,915)
General and administrative	(7,601)	(8,948)	(7,897)	(5,138)	(3,479)

Total operating expenses	(21,004)	(32,771)	(27,228)	(11,222)	(8,394)

Loss from operations	(21,004)	(32,771)	(27,228)	(11,222)	(8,394)
Other income, net	142	77	80	36	871

Net loss	$(20,862)	$(32,694)	$(27,148)	$(11,186)	$(7,523)

Net loss per share, basic and diluted	$(0.61)	$(1.16)	$(1.35)	$(1.10)	$(3.35)

Shares used to calculate net loss per share, basic and diluted	34,400,441	28,204,356	20,061,387	10,160,835	2,247,709

	As of June 30,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$45,918	$63,779	$48,793	$35,573	$6,202
Total assets	47,164	64,750	49,808	36,547	6,373
Total liabilities	5,512	4,959	4,616	1,675	1,774
Accumulated deficit	(177,001)	(156,139)	(123,445)	(96,297)	(85,111)
Total stockholders’ equity	41,652	59,791	45,192	34,872	4,599

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

Overview and Recent Developments

Our business purpose is the development of drugs for the treatment of cancer. Our portfolio of clinical drug candidates includes Pracinostat, an oral HDAC inhibitor being developed in combination with azacitidine for the treatment of patients with newly diagnosed AML who are ≥75 years of age or unfit for intensive chemotherapy and high-risk MDS. In August 2016, we entered into an exclusive worldwide license, development and commercialization agreement with Helsinn for Pracinostat in AML and other potential indications. Our clinical development portfolio also includes ME-401, an oral inhibitor of PI3K delta being developed for B-cell malignancies, and ME-344, a mitochondrial inhibitor that has shown evidence of clinical activity in refractory solid tumors. We own exclusive worldwide rights to ME-401 and ME-344.

We have an accumulated deficit of $177.0 million as of June 30, 2016, and may incur substantial net losses in the future as we advance our research and development programs. We have not generated any revenues from operations since inception and we expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. We may need additional financing to fund our operations in the future, including the continued development of our lead drug candidates.

Clinical Development Programs

Pracinostat

In June 2013, we initiated a randomized, double-blind, placebo-controlled Phase II clinical study of Pracinostat in combination with azacitidine in intermediate-2 or high-risk patients with previously untreated MDS. The study enrolled 102 evaluable patients, randomized one-to-one, at 19 sites in the U.S. In March 2015, we announced top-line data from the study, which showed that the addition of Pracinostat to azacitidine failed to improve the overall CR rate, the study’s primary endpoint, compared to azacitidine alone. There were no new toxicities observed in the study; however fatigue, gastrointestinal toxicities and myelosuppression occurred more frequently in the combination group and resulted in a higher rate of drug discontinuations compared to azacitidine alone, predominantly within the first two cycles of treatment. Exploratory analyses of patients able to tolerate Pracinostat plus azacitidine for at least four cycles suggest superior activity of the combination compared to azacitidine alone, with hazard ratios for overall survival (0.59) and duration of response (0.48) both favoring the Pracinostat plus azacitidine arm. These data were presented at the ASH Annual Meeting in December 2015.

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

Results from this study were presented at the ASH Annual Meeting in December 2015. According to the oral presentation by principal investigator Dr. Guillermo Garcia-Manero, MD Anderson Cancer Center, 28 of the 50 patients in the study (56%) achieved the primary endpoint of CR plus CRi plus morphologic leukemia-free state, including 21 patients (42%) who achieved a CR. Notably, 19 of the 21 patients who achieved a CR were still alive with a 100% one-year survival rate among all CR patients, indicating a correlation between CR and survival with this low-intensity therapy.

The combination of Pracinostat and azacitidine was generally well tolerated in the study, with no unexpected toxicities. The most common grade 3/4 treatment-emergent adverse events reported in >10% of all patients included febrile neutropenia, thrombocytopenia, anemia and fatigue.

Median overall survival for all 50 patients in the study has now been reached at 19.1 months. These data compare favorably to a recent international Phase III study of azacitidine (AZA-001; Dombret H et al. Blood. 2015 May 18), which showed a median overall survival of 10.4 months with azacitidine alone and a CR rate of 19.5% in a similar patient population. Median survival among patients with high-risk cytogenetics in this study (n=21) was 13.3 months, more than double the median survival of the high-risk population in the AZA-001 study (6.4 months).

In August 2016, we announced that the FDA granted Breakthrough Therapy Designation for Pracinostat in combination with azacitidine for the treatment of patients with newly diagnosed acute myeloid leukemia (AML) who are ≥75 years of age or unfit for intensive chemotherapy. In addition, agreement has been reached with the FDA on the proposed Phase III study design. According to the FDA, Breakthrough Therapy Designation is intended to expedite the development and review of drugs for serious or life-threatening conditions. The criteria for Breakthrough Therapy Designation require preliminary clinical evidence that demonstrates the drug may have substantial improvement on at least one clinically significant endpoint over available therapy. A Breakthrough Therapy Designation has all the benefits of the fast track program together with more intensive guidance on an efficient drug development program and an organizational commitment involving senior managers.

In August 2016, we entered into an exclusive license, development and commercialization agreement with Helsinn, a Swiss pharmaceutical corporation, for Pracinostat in AML and other potential indications. Under the terms of the agreement, Helsinn is granted a worldwide exclusive license to develop, manufacture and commercialize Pracinostat, and is responsible for funding its global development and commercialization. As compensation for such grant of rights, we will receive near-term payments of $20 million, including a $15 million upfront payment and a $5 million payment upon the earlier to occur of (i) dosing of the first patient in the upcoming Phase III study of Pracinostat in newly diagnosed AML patients unfit to receive induction therapy, or (ii) March 1, 2017. In addition, we will be eligible to receive up to $444 million in potential regulatory and sales-based milestones, along with royalty payments on the net sales of Pracinostat.

As part of the license, development and commercialization agreement, we will also collaborate with Helsinn to explore an optimal dosing regimen of Pracinostat in combination with azacitidine for the treatment of high risk MDS. This clinical study is anticipated to commence in the first half of 2017.

ME-401

Data from a first-in-human, single ascending dose clinical study of ME-401 in healthy subjects demonstrated on target activity at very low plasma concentrations. In addition, the pharmacokinetic results suggest that ME-401 has the potential for a superior pharmacokinetic and pharmacodynamics profile and an improved therapeutic window compared to idelalisib, with a half-life that supports once-daily dosing. These results were presented at the AACR Annual Meeting in April 2016. We expect to dose the first patient in a Phase Ib dose-escalation study of ME-401 in patients with recurrent CLL or fNHL in the third quarter of calendar year 2016.

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

In May 2015, we announced new pre-clinical data from a collaboration with the Spanish National Cancer Research Centre in Madrid showing mitochondria-specific effects of ME-344 in cancer cells, including substantially enhanced anti-tumor activity when combined with a VEGF inhibitor. These new data demonstrate that the anti-cancer effects when combining ME-344 with a VEGF inhibitor are due to an inhibition of both mitochondrial and glycolytic metabolism. An investigator-sponsored study of ME-344 in combination with the VEGF inhibitor bevacizumab (marketed as Avastin®) in HER2-negative breast cancer opened for enrollment in August 2016.

Equity Transactions

Shelf Registration Statement

In April 2014, we filed a shelf registration statement on Form S-3 with the SEC (“shelf registration statement”). The shelf registration statement was declared effective by the SEC in April 2014. The shelf registration statement permits us to sell, from time to time, up to $150 million of common stock, preferred stock and warrants. As of June 30, 2016, there is $104 million aggregate value of securities available under the shelf registration statement. Pursuant to SEC regulations, if the market value of our public float is below $75 million, we cannot sell securities from the shelf registration statement which represent more than one-third of the market value of our non-affiliated public float during any 12-month period. The market value of our non-affiliated public float was less than $75 million as of June 30, 2016. Accordingly, until our non-affiliated public float exceeds $75 million, we may not sell shares with a market value greater than one-third of our non-affiliated public float during any 12-month period under the shelf registration statement.

Underwritten Registered Offerings

In December 2014, we completed an underwritten registered offering of 11,500,000 shares of our common stock at a price per share of $4.00, pursuant to the April 2014 shelf registration statement. We received net proceeds of $43.1 million associated with the offering, after costs of $2.9 million.

In October 2013, we completed an underwritten registered offering of 4,375,000 shares of our common stock at a price per share of $8.00, pursuant to a shelf registration statement. We received net proceeds of $32.7 million associated with the offering, after costs of $2.3 million.

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

Share-Based Compensation

Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, we estimate the grant date fair value using a Black-Scholes valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. We estimate our expected future volatility based on our stock’s historical price volatility. Our stock’s future volatility may differ from our estimated volatility at the grant date. For restricted stock unit (“RSU”) equity awards, we estimate the grant date fair value using the Company’s closing stock price on the date of grant. Share-based compensation recorded in our statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. We recognize the value of the awards over the awards’ requisite service or performance periods. The requisite service period is generally the time over which our share-based awards vest. Unrecognized compensation expense as of June 30, 2016 related to non-vested stock options and RSUs totalled $1.4 million and $0.6 million, respectively. Such compensation expense is expected to be recognized over weighted-average periods of 1.4 years and 1.9 years, respectively.

Results of Operations

We are providing the following summary of our research and development expenses and general and administrative expenses to supplement the more detailed discussions below. The dollar values in the following tables are in thousands.

Research and development expenses	Years Ended June 30,
	2016	2015	2014
Clinical and drug development costs	$(8,416)	$(18,443)	$(14,875)
Salaries and benefits	(3,987)	(3,994)	(3,304)
Patent-related legal costs	(427)	(630)	(754)
Other	(573)	(756)	(398)

Total research and development expenses	$(13,403)	$(23,823)	$(19,331)

General and administrative expenses	Years Ended June 30,
	2016	2015	2014
Salaries and benefits	$(4,919)	$(6,101)	$(5,369)
Legal and professional fees	(748)	(1,074)	(1,079)
Other	(1,934)	(1,773)	(1,449)

Total general and administrative expenses	$(7,601)	$(8,948)	$(7,897)

Comparison of Years Ended June 30, 2016 and 2015

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to CROs), pre-clinical study costs, cost to manufacture our drug candidates for non-clinical and clinical studies, and salaries and other personnel costs. Research and development expenses decreased $10.4 million to $13.4 million for the year ended June 30, 2016 compared to $23.8 million for the year ended June 30, 2015. The decrease was primarily due to a reduction of $7.1 million in costs associated with Phase II clinical trials for Pracinostat related to MDS, a $1.6 million decrease in costs related to our other clinical trials and a $1.1 million decrease in drug manufacturing for Pracinostat.

General and Administrative: General and administrative expenses decreased by $1.3 million to $7.6 million for the year ended June 30, 2016 compared to $8.9 million for the year ended June 30, 2015. The decrease primarily relates to lower levels of share-based compensation expense.

Other income or expense: We received interest on cash, cash equivalents and short-term investments of $143,000 for the year ended June 30, 2016 and $78,000 for the year ended June 30, 2015. The increase was due to higher yields during the year ended June 30, 2016 compared to the year ended June 30, 2015.

Comparison of Years Ended June 30, 2015 and 2014

Research and Development: Research and development expenses increased $4.5 million to $23.8 million for the year ended June 30, 2015 compared to $19.3 million for the year ended June 30, 2014. The increase was primarily due to costs associated with Phase II clinical trials for Pracinostat. Additionally, we incurred costs associated with a Phase I clinical trial for ME-344, as well as pre-clinical costs related to ME-401. Salaries and benefit costs, including share-based compensation of $1.0 million for the year ended June 30, 2015, increased due to hiring of additional employees.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual reporting periods ending after December 15, 2016, with early adoption permitted. Subsequent to adoption the Company will apply the guidance in ASU 2014-15 to assess going concern.

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

In March 2016, the FASB issued ASU 2016-09 Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact that the adoption of this standard will have on our financial statements.

In June 2016, the FASB issued No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current accounting standards generally accepted in the United States of America (“U.S. GAAP”) and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current U.S. GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this standard will have on our financial statements.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Liquidity and Capital Resources

We have accumulated losses of $177.0 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2016, we had $45.9 million in cash and cash equivalents and short-term investments, which we believe will be sufficient to fund our operations through at least the next twelve months. Additionally, in August 2016, we received $15.0 million from Helsinn as part of an exclusive license, development and commercialization agreement. In a related transaction, Helsinn made a $5.0 million equity investment in the Company. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities, license agreements or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operations for the year ended June 30, 2016 was $17.9 million compared to $28.1 million in the year ended June 30, 2015 due to a decrease in expenses incurred for research and development and general and administrative costs as described above. Net cash used in operations for the year ended June 30, 2015 was $28.1 million compared to $19.5 million in the year ended June 30, 2014 due to an increase in expenses incurred for research and development and general and administrative costs as described above.

Net cash provided by investing activities for the year ended June 30, 2016 was $10.0 million compared to $10.1 million used in investing activities for the year ended June 30, 2015. The change was primarily due to lower acquisition of short-term investments in 2015 compared to 2016, net of maturities. Net cash used in investing activities for the year ended June 30, 2015 was $10.1 million compared to $35.1 million in the year ended June 30, 2014. The decrease was primarily due to higher acquisition of short-term investments in 2015 compared to 2016, net of maturities.

There was no cash provided by financing activities during the year ended June 30, 2016 compared with $43.1 million during the year ended June 30, 2015. Cash raised during the year ended June 30, 2015 reflected $43.1 million net proceeds received from the issuance of common stock. Net cash provided by financing activities was $43.1 million during the year ended June 30, 2015 compared with $32.7 million during the year ended June 30, 2014. Cash raised during the year ended June 30, 2015 reflected $43.1 million in net proceeds received from the issuance of common stock. Cash raised during the year ended June 30, 2014 reflected $32.7 million net proceeds received from the issuance of common stock.

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

We have leased approximately 8,800 square feet of office space, located at 11975 El Camino Real, Suite 101, San Diego, California 92130. The location houses the Company’s executive and administrative offices. The lease commenced in July 2010 and expires in June 2017. The monthly rental rate is approximately $29,000 over the remaining lease term, plus a pro rata share of certain building expenses. The remaining contractual obligation is $343,000. We believe these or similar facilities will be available upon expiration of our current lease.

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

S*Bio Asset Purchase

In August 2012, we entered into a definitive asset purchase agreement with S*Bio, pursuant to which we agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. On August 22, 2012, we completed the asset purchase and issued 195,756 shares of common stock to S*Bio. We also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 in cash plus $500,000 payable in cash or in shares of the Company’s common stock will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of June 30, 2016, the Company has accrued $250,000 for potential future payments.

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

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MEI Pharma, Inc.

San Diego, California

We have audited the accompanying balance sheets of MEI Pharma, Inc. (the “Company”) as of June 30, 2016 and 2015 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEI Pharma, Inc. at June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MEI Pharma, Inc.’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 2, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Diego, California
September 2, 2016

MEI PHARMA, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,
	2016	2015

ASSETS

Current assets:
Cash and cash equivalents	$10,837	$18,722
Short-term investments	35,081	45,057

Total cash, cash equivalents and short-term investments	45,918	63,779
Prepaid expenses and other current assets	831	502

Total current assets	46,749	64,281
Intangible assets, net	366	401
Property and equipment, net	49	68

Total assets	$47,164	$64,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,079	$863
Accrued liabilities	4,433	4,096

Total current liabilities	5,512	4,959

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized; 34,155,997 shares issued and outstanding at June 30, 2016 and 2015	—	—
Additional paid-in-capital	218,653	215,930
Accumulated deficit	(177,001)	(156,139)

Total stockholders’ equity	41,652	59,791

Total liabilities and stockholders’ equity	$47,164	$64,750

See accompanying notes to financial statements.

MEI PHARMA, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended June 30,
	2016	2015	2014

Operating expenses:
Research and development	$(13,403)	$(23,823)	$(19,331)
General and administrative	(7,601)	(8,948)	(7,897)

Total operating expenses	(21,004)	(32,771)	(27,228)

Loss from operations	(21,004)	(32,771)	(27,228)

Other income (expense):
Interest and dividend income	143	78	81
Income tax expense	(1)	(1)	(1)

Net loss	$(20,862)	$(32,694)	$(27,148)

Net loss per share, basic and diluted	$(0.61)	$(1.16)	$(1.35)

Weighted average shares outstanding - basic and diluted	34,400,441	28,204,356	20,061,387

See accompanying notes to financial statements.

MEI PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Shares	Additional paid in capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at June 30, 2013	17,116,571	$131,169	$(96,297)	$34,872
Net loss	—	—	(27,148)	(27,148)
Issuance of common stock	4,375,000	32,695	—	32,695
Exercise of warrants	115,725	26	—	26
Share-based compensation expense	—	4,747	—	4,747

Balance at June 30, 2014	21,607,296	168,637	(123,445)	45,192
Net loss	—	—	(32,694)	(32,694)
Issuance of common stock	11,500,000	43,070	—	43,070
Exercise of warrants	1,048,701	—	—	—
Share-based compensation expense	—	4,223	—	4,223

Balance at June 30, 2015	34,155,997	215,930	(156,139)	59,791
Net loss	—	—	(20,862)	(20,862)
Share-based compensation expense	—	2,723	—	2,723

Balance at June 30, 2016	34,155,997	$218,653	$(177,001)	$41,652

See accompanying notes to financial statements.

MEI PHARMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2016	2015	2014

Cash flows from operating activities:
Net loss	$(20,862)	$(32,694)	$(27,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,723	4,223	4,747
Depreciation and amortization	58	64	50
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(329)	(5)	(41)
Accounts payable	216	(845)	1,171
Accrued liabilities	337	1,188	1,770

Net cash used in operating activities	(17,857)	(28,069)	(19,451)

Cash flows from investing activities:
Purchases of property and equipment	(4)	(15)	(50)
Purchases of short-term investments	(55,238)	(70,077)	(69,997)
Proceeds from maturity of short-term investments	65,214	60,036	34,981

Net cash provided by (used in) investing activities	9,972	(10,056)	(35,066)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	43,070	32,721

Net cash provided by financing activities	—	43,070	32,721

Net increase (decrease) in cash and cash equivalents	(7,885)	4,945	(21,796)
Cash and cash equivalents at beginning of the period	18,722	13,777	35,573

Cash and cash equivalents at end of the period	$10,837	$18,722	$13,777

Supplemental cash flow information:
Income taxes paid	$(1)	$(1)	$(1)

See accompanying notes to financial statements.

MEI PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

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

The Company’s business purpose is the development of drugs for the treatment of cancer. The Company’s portfolio of drug candidates includes Pracinostat, an orally available histone deacetylase (“HDAC”) inhibitor being developed for the treatment of patients with newly diagnosed acute myeloid leukemia (“AML”) who are unfit to receive induction therapy. In August 2016, the Company entered into an exclusive worldwide license, development and commercialization agreement with Helsinn Healthcare SA (“Helsinn”) for Pracinostat in AML and other potential indications. The Company’s clinical development portfolio also includes ME-401, an oral inhibitor of phosphatidylinositide 3-kinase (“PI3K”) delta that is expected to enter a Phase Ib study in patients with recurrent chronic lymphocytic leukemia (“CLL”) or follicular non-Hodgkin’s lymphoma (“fNHL”) in the third quarter of calendar year 2016. The Company is also developing ME-344, an isoflavone-based mitochondrial inhibitor that is expected to enter an investigator-sponsored clinical study in HER2-negative breast cancer in the third quarter of calendar year 2016. The Company owns exclusive worldwide rights to ME-401 and ME-344.

The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and the Company’s current drug candidates may not have favorable results in later studies or trials. The commercial opportunity will be reduced or eliminated if competitors develop and market products that are more effective, have fewer side effects or are less expensive than the Company’s drug candidates. The Company will need substantial additional funds to progress the clinical trial program for the drug candidates Pracinostat, ME-401 and ME-344, and to develop new compounds. The actual amount of funds that will be needed are determined by a number of factors, some of which are beyond the Company’s control. Negative U.S. and global economic conditions may pose challenges to the Company’s business strategy, which relies on funding from the financial markets or collaborators.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. Subsequent to adoption the Company will apply the guidance in ASU 2014-15 to assess its ability to continue as a going concern.

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

In March 2016, the FASB issued ASU 2016-09 Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact that the adoption of this standard will have on our financial statements.

In June 2016, the FASB issued No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current accounting standards generally accepted in the United States of America (“U.S. GAAP”) and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current U.S. GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

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

Short-Term Investments

Investments that have maturities of greater than three months but less than one year are classified as short-term investments. As of June 30, 2016 and 2015, the Company’s short-term investments consisted of $35.1 million and $45.1 million, respectively, in U.S. government securities. The short-term investments held as of June 30, 2016 and 2015 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. Due to the short-term maturities of these instruments, the amortized cost approximates the related fair values. As of June 30, 2016 and 2015, the gross holding gains and losses were immaterial.

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

Intangible Assets

Intangible assets consist of patents acquired from S*Bio in August 2012, relating to a family of heterocyclic compounds that inhibit HDACs. Capitalized amounts are amortized on a straight-line basis over the expected life of the intellectual property of 14 years from the date of acquisition. The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. Results of operations for the years ended June 30, 2016, 2015 and 2014 do not reflect any write-downs associated with the potential impairment of intangible assets.

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

Share-based Compensation

Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, the Company estimates the grant date fair value using a Black-Scholes valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. The Company estimates the expected future volatility based on the stock’s historical price volatility. The stock’s future volatility may differ from our estimated volatility at the grant date. For restricted stock unit (“RSU”) equity awards, the Company estimates the grant date fair value using the Company’s closing stock price on the date of grant. Share-based compensation recorded in the statement of operations is based on the awards expected to ultimately vest and has been reduced for estimated forfeitures. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. The Company recognizes the value of the awards over the awards’ requisite service or performance periods. The requisite service period is generally the time over which the share-based awards vest.

Interest and Dividend Income

Interest on cash balances is recognized when earned. Dividend income is recognized when the right to receive the payment is established.

Income Taxes

The Company’s income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2016 and 2015, the Company has established a valuation allowance to fully reserve its net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership of the Company may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The FASB Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of June 30, 2016 and 2015.

Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the years ended June 30, 2016, 2015 and 2014.

Net loss per share was determined as follows (in thousands, except share and per share amounts):

	Years ended June 30,
	2016	2015	2014

Numerator
Net loss	$(20,862)	$(32,694)	$(27,148)

Denominator
Weighted average common shares outstanding	34,400,441	28,204,356	20,061,387

Basic and diluted net loss per share	$(0.61)	$(1.16)	$(1.35)

Because the Company is in a net loss position, it has excluded stock options, warrants, unvested restricted stock units and convertible preferred stock from its calculation of diluted net loss per share, and the Company’s diluted net loss per share is the same as the Company’s basic net loss per share. For the years ended June 30, 2016, 2015 and 2014, the Company did not have any items that would be classified as other comprehensive income or losses. The table below presents the potentially dilutive securities that were excluded in the Company’s calculation of diluted net loss per share allocable to common stockholders as they were antidilutive as of June 30, 2016, 2015 and 2014.

	Years ended June 30,
	2016	2015	2014

Anti-dilutive securities not included in diluted loss per share:
Stock options	2,827,172	1,614,317	1,194,854
Warrants	3,761,407	3,761,407	4,900,999
Restricted stock units	496,348	266,667	400,000

Total anti-dilutive securities not included in diluted net loss per share	7,084,927	5,642,391	6,495,853

Note 2.	Intangible Assets

Intangible assets consisted of the following, in thousands:

	June 30,
	2016	2015
S*Bio Patents - Gross	$500	$500
S*Bio Patents - Accumulated amortization	(134)	(99)

Intangible assets, net	$366	$401

Amortization expense of intangible assets for the years ended June 30, 2016, 2015 and 2014 was $35,000, $34,000 and $35,000, respectively. We expect to record amortization of $35,000 per year through 2026 for our S*Bio patents.

Note 3.	Property and Equipment

Property and equipment consisted of the following, in thousands:

	June 30,
	2016	2015
Furniture and equipment	$127	$123
Leasehold improvements	—	31

	127	154
Less: accumulated depreciation	(78)	(86)

Property and equipment, net	$49	$68

Depreciation expense of property and equipment for the years ended June 30, 2016, 2015 and 2014 was $23,000, $30,000 and $15,000, respectively.

Note 4.	Accrued Liabilities

Accrued liabilities consisted of the following, in thousands:

	June 30,
	2016	2015
Accrued pre-clinical and clinical trial expenses	$2,816	$2,881
Accrued compensation and benefits	1,342	995
Accrued legal and professional services expenses	215	141
Other	60	79

Total accrued liabilities	$4,433	$4,096

Note 5.	Stockholders’ Equity

Equity Transactions

Shelf Registration Statement

In April 2014, the Company filed a shelf registration statement on Form S-3 with the SEC (“shelf registration statement”). The shelf registration statement was declared effective by the SEC in April 2014. The shelf registration statement permits the Company to sell, from time to time, up to $150.0 million of common stock, preferred stock and warrants. As of June 30, 2016, there is $104.0 million aggregate value of securities available under the shelf registration statement. Pursuant to SEC regulations, if the market value of the Company’s public float is below $75.0 million, the Company cannot sell securities from the shelf registration statement which represent more than one-third of the market value of the Company’s non-affiliated public float during any 12-month period. The market value of the Company’s non-affiliated public float was less than $75.0 million as of June 30, 2016. Accordingly, until the Company’s non-affiliated public float exceeds $75.0 million, the Company may not sell shares with a market value greater than one-third of its non-affiliated public float during any 12-month period under the shelf registration statement.

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

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 100,000 shares of preferred stock with par value of $.01 per share in one or more series and to fix the rights, preferences, privileges and restrictions in respect of that preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices and liquidation preferences, and the number of shares constituting such series and the designation of any such series, without future vote or action by the stockholders. Therefore, the board without the approval of the stockholders could authorize the issue of preferred stock with voting, conversion and other rights that could affect the voting power, dividend and other rights of the holders of shares or that could have the effect of delaying, deferring or preventing a change of control. There were no shares of preferred stock outstanding as of June 30, 2016 or 2015.

Warrants

As of June 30, 2016, there were outstanding warrants to purchase 315,484 shares of the Company’s common stock at an exercise price of $7.14 per share, which expire in May 2017, issued in conjunction with the Company’s May 2012 rights offering; outstanding Series A warrants and warrants issued to the Company’s placement agent for its May 2011 private placement to purchase up to 215,721 shares of common stock at an exercise price of $6.00 per share, which expire in November 2016, and warrants to purchase 3,230,202 shares of the Company’s common stock at an exercise price of $3.12 per share, which expire in December 2017, issued in conjunction with its December 2012 private placement.

Note 6.	Share-based Compensation

The Company uses equity-based compensation programs to provide long-term performance incentives for its employees. These incentives consist primarily of stock options and RSUs. In December 2008, the Company adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (“2008 Plan”), as amended and restated in 2011 and 2013, under which 6,686,000 shares of common stock are authorized for issuance. The 2008 Plan provides for the grant of options and/or other stock-based or stock-denominated awards to the Company’s non-employee directors, officers, employees and advisors. As of June 30, 2016, there were 3,005,060 shares available for future grant under the 2008 Plan.

Total share-based compensation expense for all stock awards consists of the following, in thousands:

	Years Ended June 30,
	2016	2015	2014
Research and development	$1,871	$1,030	$1,549
General and administrative	852	3,193	3,198

Total share-based compensation	$2,723	$4,223	$4,747

Stock Options

Stock options granted to employees vest ratably each month for a period of 36 months, or vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire either five years or ten years from the date of grant. Stock options granted to directors vest ratably each month for periods ranging from seven to 36 months from the date of grant and expire either five years or ten years from the date of grant. As of June 30, 2016, there were a total of 2,827,172 options outstanding.

A summary of the Company’s stock option activity and related data follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2015	1,614,317	$7.07
Granted	1,593,297	1.59
Forfeited / Cancelled	(323,972)	4.44
Expired	(56,470)	6.65

Outstanding at June 30, 2016	2,827,172	$4.29	6.0	$19,500

Vested and exercisable at June 30, 2016	1,362,955	$5.42	4.5	$—

No stock option exercises occurred during the years ended June 30, 2016, 2015 or 2014. As of June 30, 2016, the aggregate intrinsic value of outstanding options is calculated as the difference between the exercise price of the underlying options and the closing price of the Company’s common stock of $1.36 on that date. The total fair value of options that vested during the years ended June 30, 2016, 2015 and 2014 was $3.1 million, $2.6 million and $1.2 million, respectively.

A summary of the Company’s nonvested stock option activity:

	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at June 30, 2015	988,685	$5.65
Granted	1,593,297	1.35
Forfeited	(251,945)	2.90
Vested	(865,820)	3.53

Nonvested at June 30, 2016	1,464,217	$2.69

Unrecognized compensation expense related to non-vested stock options totalled $1.4 million as of June 30, 2016. Such compensation expense is expected to be recognized over a weighted-average period of 1.4 years. As of June 30, 2016, the Company expects all outstanding options to vest.

The Company uses a Black-Scholes valuation model to estimate the grant date fair value of stock options. To calculate these fair values, the following weighted-average assumptions were used:

	Years ended June 30,
	2016	2015	2014
Risk-free interest rate	1.7%	1.6%	1.5%
Expected life (years)	5.8	5.0	5.0
Expected volatility	116.7%	115.9%	145.9%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average grant date fair value	$1.35	$4.81	$6.85

Restricted Stock Units

In March 2013, the Compensation Committee of the Board of Directors granted 400,000 RSUs to the Company’s Chief Executive Officer, Dr. Daniel P. Gold. Each RSU represents the contingent right to receive one share of the Company’s common stock. One-third of the RSUs vested on August 30, 2014, one-third vested on August 30, 2015, and the remaining one-third will vest on August 30, 2016. The shares underlying the RSUs will be delivered to Dr. Gold on the earliest to occur of (i) March 29, 2018, (ii) Dr. Gold’s death, disability or separation from service from the Company for any reason, or (iii) a change in control involving the Company. The fair value of the RSUs on the date of grant was $3.5 million. The grant date fair value per unit was $8.63. In June 2016, the Company granted 364,726 RSUs to employees. Each RSU represents the contingent right to receive one share of the Company’s common stock. The RSUs were subject to performance criteria that were met in August 2016. The RSUs will vest in August 2018. The fair value of the RSUs was measured at $1.61 per unit on the date the performance criteria were met. Under the terms of the 2008 Plan, each of these RSUs is calculated as 1.25 shares of common stock for purposes of determining the number of shares available for future grant. There were forfeitures of 1,712 RSUs in June 2016, and 363,014 unvested RSUs were outstanding as of June 30, 2016. As of June 30, 2016, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was approximately $0.6 million and is expected to be recognized over approximately 1.9 years.

Note 7.	Commitments and Contingencies

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

The Company currently leases approximately 8,800 square feet of office space for the Company’s executive and administrative offices. The monthly rental rate is approximately $29,000 during the remaining term of the lease, plus a pro-rata share of certain building expenses. The lease expires in June 2017. Future minimum payments under the lease are $343,000 as of June 30, 2016.

Asset Purchase Agreement

In August 2012, the Company entered into a definitive asset purchase agreement with S*Bio, pursuant to which the Company agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. On August 22, 2012, the Company completed the asset purchase and issued 195,756 shares of common stock to S*Bio. The Company has also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus shares of the Company’s common stock having a value of $500,000 will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of June 30, 2016, the Company has accrued $250,000 for potential future payments.

License Agreement

In September 2012, the Company entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s two isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of the Company’s approved drugs utilizing Captisol. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of June 30, 2016, the Company has not accrued any amounts for potential future payments.

Note 8.	Segment Information

The Company has one operating segment, the development of pharmaceutical compounds. All of the Company’s assets and liabilities were located in the United States of America as of June 30, 2016, 2015 and 2014.

Note 9.	Income Taxes

Pre-tax loss consists of the following jurisdictions (in thousands):

	Years ended June 30,
	2016	2015	2014
Domestic	$(20,862)	$(32,694)	$(27,148)
Foreign	—	—	—

Pre-tax loss	$(20,862)	$(32,694)	$(27,148)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Years Ended June 30,
	2016		2015		2014
	$	%	$	%	$	%

Tax benefit at U.S. statutory rates	$7,093	34%	$11,116	34%	$9,230	34%
State tax	1,215	6%	1,906	6%	1,583	6%
Other	(356)	-2%	(475)	-2%	(4)	0%
Increase in valuation allowance	(7,953)	-38%	(12,548)	-38%	(10,810)	-40%

	$(1)	0%	$(1)	0%	$(1)	0%

Deferred tax liabilities and assets are comprised of the following (in thousands):

	June 30,
	2016	2015
Deferred tax assets:
Tax carried forward losses	$7,730	$4,348
Share-based payments	4,904	4,164
Consultant and other accruals	145	35
Fixed and intangible assets	32,484	28,899
Compensation accruals	545	409
Capital loss carryforward	26,382	26,382

Total deferred tax assets	72,190	64,237
Valuation allowance for deferred tax assets	(72,190)	(64,237)

Net deferred tax assets and liabilities	$—	$—

Management evaluates the recoverability of the deferred tax assets and the amount of the required valuation allowance. Due to the uncertainty surrounding the realization of the tax deductions in future tax returns, the Company has recorded a valuation allowance against its net deferred tax assets as of June 30, 2016 and 2015. At such time as it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance would be reduced.

The Company had federal and state net operating loss carryforwards of approximately $19.8 million and $17.4 million as of June 30, 2016. The federal and state net operating losses will begin to expire in 2022 and 2029, respectively. The Company also had federal and state capital loss carryforwards of approximately $66.2 million that will expire in 2017.

The Company’s ability to utilize its net operating loss carryforwards may be substantially limited due to ownership changes that have occurred or that could occur in the future under Section 382 of the Internal Revenue Code and similar state laws. The Company has not completed a study to determine whether one or more ownership changes have occurred.

None of the Company’s prior income tax returns have been selected for examination by a major taxing jurisdiction; however, the statutes of limitations for various filings remain open. The oldest filings subject to potential examination for federal, state, and foreign purposes are 2013, 2012, 2012, respectively. If the Company utilizes a net operating loss related to a closed year, the statute for that year would re-open. The Company has not reduced any tax benefit on its financial statements due to uncertain tax positions as of June 30, 2016 and it is not aware of any circumstance that would significantly change this result through the end of fiscal year 2017. To the extent the Company incurs income-tax related penalties or interest, the Company recognizes them as additional income tax expense.

Note 10.	Selected Quarterly Financial Information (Unaudited)

The following table presents the Company’s unaudited quarterly results of operations for the years ended June 30, 2016 and 2015 (in thousands, except per share amounts).

	Quarters Ended				Year Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2016

Net loss	$(5,770)	$(5,371)	$(5,101)	$(4,620)	$(20,862)
Basic and diluted loss per share	$(0.17)	$(0.16)	$(0.15)	$(0.13)	$(0.61)

	Quarters Ended				Year Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2015

Net loss	$(5,662)	$(8,930)	$(9,109)	$(8,993)	$(32,694)
Basic and diluted loss per share	$(0.17)	$(0.27)	$(0.39)	$(0.42)	$(1.16)

Note 11.	Subsequent Events

In August 2016, the Company entered into an exclusive license, development and commercialization agreement with Helsinn, a Swiss pharmaceutical corporation, for Pracinostat in AML and other potential indications. Under the terms of the agreement, Helsinn is granted a worldwide exclusive license to develop, manufacture and commercialize Pracinostat, and is responsible for funding its global development and commercialization. As compensation for such grant of rights, the Company will receive near-term payments of $20 million, including a $15 million upfront payment and a $5 million payment upon the earlier of (i) dosing of the first patient in the upcoming Phase III study of Pracinostat in newly diagnosed AML patients unfit to receive induction therapy or (ii) March 1, 2017. In addition, the Company will be eligible to receive up to $444 million in potential regulatory and sales-based milestones, along with royalty payments on the net sales of Pracinostat.

As part of the license, development and commercialization agreement, the Company will also collaborate with Helsinn to explore an optimal dosing regimen of Pracinostat in combination with azacitidine for the treatment of high risk myelodysplastic syndrome. This clinical study is anticipated to commence in the first half of calendar 2017.

Additionally, in a related transaction, Helsinn made a $5 million equity investment in MEI Pharma on August 16, 2016 purchasing 2,616,431 shares at $1.91 per share.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management believes that the Company’s internal control over financial reporting is effective as of June 30, 2016.

There were no changes in internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of June 30, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

MEI Pharma, Inc.

San Diego, California

We have audited MEI Pharma, Inc.’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MEI Pharma, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MEI Pharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of MEI Pharma, Inc. as of June 30, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016 and our report dated September 2, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Diego, California

September 2, 2016

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

The other information required by this item is incorporated herein by reference to our proxy statement for the fiscal year ended June 30, 2016 (the “Proxy Statement”).

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

3. Exhibits

Exhibit Index

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on September 25, 2003 (Reg. No. 333-109129)).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2010 (File No. 000-50484)).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2012 (File No. 000-50484)).

3.4	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 (File No. 000-50484)).

3.5	Certificate of Designation of Series A Convertible Preferred Stock of Marshall Edwards, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2011 (File No. 000-50484))

3.6	Certificate of Designation of Series B Preferred Stock of Marshall Edwards, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2011 (File No. 000-50484))

3.7	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2016 (File No. 000-50484)).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on October 31, 2003 (Reg. No. 333-109129)).

4.2	Form of Subscription Agent Agreement between Marshall Edwards, Inc. and Computershare, Inc. (incorporated by reference to Exhibit 4.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

4.3	Form of Information Agent Agreement between the Company and Georgeson, Inc. (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

4.4	Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.14 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

4.5	Form of Warrant Agreement between the Company and Computershare, Inc. (incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

4.6	Form of Warrant (incorporated by reference to Exhibit 4.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on March 20, 2012 (File No. 333-179590)).

4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2012 (File No. 000-50484)).

10.1	Employment letter dated April 23, 2010, between Marshall Edwards, Inc. and Daniel Gold (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2010 (File No. 000-50484)).

10.2	Employment letter dated June 18, 2010, between Marshall Edwards, Inc. and Thomas Zech (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2010 (File No. 000-50484)).

10.3	Employment letter dated June 1, 2011, between Marshall Edwards, Inc. and Robert D. Mass (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011 (File No. 000-50484)).

10.4	Employment letter dated March 6, 2014, between MEI Pharma, Inc. and David M. Urso (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2014 (File No. 000-50484)).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2011 (File No. 000-50484)).

10.6	Asset Purchase Agreement, dated as of August 7, 2012, between MEI Pharma, Inc. and S*Bio Pte Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2012 (File No. 000-50484)).

10.7**	License Agreement, dated September 28, 2012, between Cydex Pharmaceuticals, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2012 (File No. 000-50484)).

10.8**	Supply Agreement, dated September 28, 2012, between Cydex Pharmaceuticals, Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2012 (File No. 000-50484)).

23.1	Consent of Independent Registered Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(*)	Filed herewith.
(**)	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 2, 2016.

MEI PHARMA, INC.
A Delaware Corporation

By:

/s/ Daniel P. Gold
Daniel P. Gold
Chief Executive Offer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 2, 2016.

Signatures		Title

By:	/s/ Daniel P. Gold	President, Chief Executive Officer and Director
	Daniel P. Gold	(Principal Executive Officer)

By:	/s/ Thomas M. Zech	Secretary, Chief Financial Officer
	Thomas M. Zech	(Principal Financial and Accounting Officer)

By:	/s/ Christine A. White	Chairman
Christine A. White

By:	/s/ William D. Rueckert	Director
William D. Rueckert

By:	/s/ Charles V. Baltic	Director
Charles V. Baltic

By:	/s/ Thomas C. Reynolds	Director
Thomas C. Reynolds

By:	/s/ Nicholas Glover	Director
Nicholas Glover

By:	/s/ Kevan Clemens	Director
Kevan Clemens