Form 10-Q
period 2016-09-30
MEI Pharma, Inc.
filed 2016-11-09
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 8, 2016, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 36,772,428.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1:	Financial Statements

MEI PHARMA, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2016	June 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,789	$10,837
Short term investments	45,112	35,081

Total cash, cash equivalents and short-term investments	58,901	45,918
Prepaid expenses and other current assets	1,741	831

Total current assets	60,642	46,749
Intangible assets, net	357	366
Property and equipment, net	46	49

Total assets	$61,045	$47,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$749	$1,079
Accrued liabilities	2,428	4,433
Deferred revenues, current portion	14,043	—

Total current liabilities	17,220	5,512
Deferred revenues, less current portion	1,494	—

Total liabilities	18,714	5,512
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized; 36,772,428 and 34,155,997 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	—	—
Additional paid-in-capital	223,602	218,653
Accumulated deficit	(181,271)	(177,001)

Total stockholders’ equity	42,331	41,652

Total liabilities and stockholders’ equity	$61,045	$47,164

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2016	2015
Revenues:
Research and development revenue	$1,096	$—

Total revenues	1,096	—

Operating expenses:
Cost of research and development revenue	(1,094)	—
Research and development	(1,646)	(2,816)
General and administrative	(2,680)	(1,830)

Total operating expenses	(5,420)	(4,646)

Loss from operations	(4,324)	(4,646)
Other income (expense):
Interest and dividend income	55	27
Income tax expense	(1)	(1)

Net loss	$(4,270)	$(4,620)

Net loss per share, basic and diluted	$(0.12)	$(0.13)

Weighted average shares outstanding—basic and diluted	35,747,367	34,334,257

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,270)	$(4,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	737	770
Depreciation and amortization	14	15
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(910)	(94)
Accounts payable	(330)	(610)
Accrued liabilities	(2,005)	(1,222)
Deferred revenue	15,537	—

Net cash provided by (used in) operating activities	8,773	(5,761)

Cash flows from investing activities:
Purchases of property and equipment	(2)	—
Purchases of short-term investments	(20,054)	(20,125)
Proceeds from maturity of short-term investments	10,023	25,040

Net cash (used in) provided by investing activities	(10,033)	4,915

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,212	—

Net cash provided by financing activities	4,212	—

Net increase (decrease) in cash and cash equivalents	2,952	(846)
Cash and cash equivalents at beginning of the period	10,837	18,722

Cash and cash equivalents at end of the period	$13,789	$17,876

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company

MEI Pharma, Inc., or “the Company”, is an oncology company focused on the clinical development of novel therapies for cancer. The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “MEIP”.

The Company’s business purpose is the development of drugs for the treatment of cancer. The Company’s portfolio of drug candidates includes Pracinostat, an oral histone deacetylase (“HDAC”) inhibitor being developed in combination with azacitidine for the treatment of patients with newly diagnosed acute myeloid leukemia (“AML”) who are ≥ 75 years of age or unfit for intensive chemotherapy, and high-risk myelodysplastic syndrome (“MDS”). In August 2016, the Company entered into an exclusive worldwide license, development and commercialization agreement with Helsinn Healthcare SA, a Swiss pharmaceutical corporation (“Helsinn”) for Pracinostat in AML, MDS, and other potential indications (“Helsinn License Agreement”). The Company’s clinical development portfolio also includes ME-401, an oral inhibitor of phosphatidylinositide 3-kinase (“PI3K”) delta currently in a Phase Ib study in patients with recurrent chronic lymphocytic leukemia (“CLL”) or follicular non-Hodgkin’s lymphoma (“fNHL”), and ME-344, a mitochondrial inhibitor currently in an investigator-sponsored study in combination with bevacizumab for the treatment of human epidermal growth factor receptor 2 (“HER2”)-negative breast cancer. The Company owns exclusive worldwide rights to ME-401 and ME-344.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company has evaluated subsequent events through the date the financial statements were issued.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2016, included in the Company’s Annual Report on Form 10-K (“2016 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on September 9, 2016. Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company uses estimates that affect the reported amounts (including assets, liabilities, revenues and expenses) and related disclosures. Actual results could materially differ from those estimates. During the quarter ended September 30, 2016, the Company recorded an adjustment of $1.0 million to reduce accrued expenses related to clinical trials that were at or near completion for Pracinostat and ME-344 to reflect revised amounts expected to be invoiced upon final billing from third party vendors.

Revenue Recognition

The Company may generate revenues from licensing technology rights and from the conduct of research and development activities as part of the Helsinn License Agreement. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the Company’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

Payments received under commercial arrangements, such as licensing technology rights, may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, and royalties on the sale of products. The Company considers a variety of factors in determining the appropriate method of accounting under its license agreements, including whether the various elements can be separated and accounted for individually as separate units of accounting. Deliverables under an arrangement will be separate units of accounting, provided (i) a delivered item has value to the customer on a standalone basis; and (ii) the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control.

Multiple Element Arrangements

The Company accounts for revenue arrangements with multiple elements by separating and allocating consideration according to the relative selling price of each deliverable. If an element can be separated, an amount is allocated based upon the relative selling price of each element. The Company determines the relative selling price of a separate deliverable using the price it charges other customers when it sells that element separately. If the element is not sold separately and third party pricing evidence is not available, the Company will use its best estimate of selling price.

License Fee Revenue

The Company defers recognition of non-refundable upfront license fees if it has continuing performance obligations, without which the licensed data, technology, or product has no utility to the licensee separate and independent of its performance under the other elements of the applicable arrangement. Non-refundable, up-front fees that are not contingent on any future performance by the Company and require no consequential continuing involvement on the Company’s part are recognized as revenue when the license term commences and the licensed data, technology or product is delivered. The specific methodology for the recognition of the revenue is determined on a case-by-case basis according to the facts and circumstances of the applicable agreement.

Research and Development Revenue

Research and development revenue represents ratable recognition of fees allocated to research and development activities in accordance with the Helsinn License Agreement. The Company defers recognition of research and development revenue until the performance of the related research and development activities has occurred.

Cost of Research and Development Revenue

Cost of research and development revenue primarily includes internal compensation and related personnel expenses to support our research and development revenue and external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2019. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2018. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-11, Revenue from Contracts with Customers and Derivatives and Hedging—Rescission of SEC Guidance; and ASU 2016-12, Revenue from Contracts with Customers—Narrow Scope Improvements and Practical Expedients. The Company is in the process of evaluating the transition method that will be elected and the impact of adoption on its financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact that the adoption of this standard will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact that the adoption of this standard will have on our financial statements.

In June 2016, the FASB issued No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current U.S. GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current U.S. GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

Note 2. Helsinn License Agreement

In August 2016, the Company entered into the Helsinn License Agreement. Under the terms of the agreement, Helsinn is granted a worldwide exclusive license to develop, manufacture and commercialize Pracinostat, and is primarily responsible for funding its global development and commercialization. As compensation for such grant of rights, the Company received a $15.0 million upfront payment in August 2016, and will receive a $5.0 million payment upon the earlier of (i) dosing of the first patient in the upcoming Phase III study of Pracinostat in newly diagnosed AML patients who are > 75 years of age or unfit to receive induction therapy or (ii) March 1, 2017. The Company will also receive reimbursement related to agreements entered into by MEI in anticipation of the upcoming Phase III study of Pracinostat by Helsinn as well as a Phase II study for Pracinostat in combination with azacitidine for the treatment of high and very high risk MDS, which will be conducted by MEI. The current expected external cost of the Phase II study will be shared equally by Helsinn and the Company. Enrollment in the Phase II study is anticipated to commence in the first half of calendar year 2017. The Company will be eligible to receive up to $444 million in potential regulatory and sales-based milestones, along with royalty payments on the net sales of Pracinostat.

The Company has determined that the exclusive license, development and commercialization agreement represents a multiple-element arrangement for purposes of revenue recognition. Revenue related to the license will be recognized upon completion of the technology and data transfer, which is expected to be completed during the second quarter of fiscal year 2017. Revenue related to research and development elements of the arrangement will be recognized ratably over the period of each research and development activity. Revenue associated with third-party costs will be recognized on a gross basis as such costs are incurred.

Contemporaneously with the Helsinn License Agreement, the Company entered into a Common Stock Purchase Agreement (the “Helsinn Equity Agreement”), dated as of August 5, 2016, with Helsinn Investment Fund SA (the “Purchaser”). Pursuant to the terms of the Equity Agreement, the Purchaser agreed to purchase and the Company agreed to issue a number of shares of the Company’s common stock determined by dividing $5,000,000 by the volume weighted-average price for shares of the Company’s common stock for the ten trading day period beginning on August 1, 2016 and ending on August 12, 2016 (the “VWAP”), rounded to the nearest whole share. The VWAP was $1.911 per share. Accordingly, on August 16, 2016, the Company issued 2,616,431 shares of common stock. The difference between the VWAP price of $1.911 per share and the closing price of the Company’s common stock on August 5, 2016 of $1.61 of $788,000 has been allocated to the revenue elements.

Note 3. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three months ended September 30, 2016 and 2015.

Because the Company is in a net loss position, it has excluded stock options, unvested RSUs and warrants from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. As of September 30, 2016 and 2015, the number of securities excluded from the computation of diluted net loss per share totaled 8,389,808 and 6,543,678, respectively.

Note 4. Commitments and Contingencies

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

As of September 30, 2016, the Company leases approximately 8,800 square feet of office space for the Company’s executive and administrative offices. The monthly rental rate is approximately $29,000 during the remaining term of the lease, plus a pro-rata share of certain building expenses. The lease expires in June 2017. Total future minimum payments under the lease are $257,000 through June 30, 2017.

Asset Purchase Agreement

In August 2012, the Company entered into a definitive asset purchase agreement with S*Bio Pte Ltd (“S*Bio”), pursuant to which the Company agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. In August 2012, the Company completed the asset purchase and issued 195,756 shares of common stock to S*Bio. The Company has also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 payable in cash, plus $500,000 payable in cash or in shares of the Company’s common stock, will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of September 30, 2016, the Company has accrued $700,000 for potential future payments.

CyDex License Agreement

In September 2012, the Company entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage on future sales of the Company’s approved drugs utilizing Captisol. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of September 30, 2016, the Company has not accrued any amounts for potential future payments.

Note 5. Short-Term Investments

As of September 30, 2016 and June 30, 2016, the Company’s short-term investments consisted of $45.1 million and $35.1 million, respectively, in U.S. government securities. The short-term investments held as of September 30, 2016 and June 30, 2016 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. Due to the short-term maturities of these instruments, the amortized cost approximates the related fair values. As of September 30, 2016 and June 30, 2016, the gross holding gains and losses were immaterial.

Note 6. Stockholders’ Equity

Equity Transactions

Shelf Registration Statement

In April 2014, the Company filed a shelf registration statement on Form S-3 with the SEC (“shelf registration statement”). The shelf registration statement was declared effective by the SEC in April 2014. The shelf registration statement permits the Company to sell, from time to time, up to $150.0 million of common stock, preferred stock and warrants. As of September 30, 2016, there is $104.0 million aggregate value of securities available under the shelf registration statement. Pursuant to SEC regulations, if the market value of the Company’s public float is below $75.0 million, the Company cannot sell securities from the shelf registration statement which represent more than one-third of the market value of the Company’s non-affiliated public float during any 12-month period. The market value of the Company’s non-affiliated public float was less than $75.0 million as of September 30, 2016. Accordingly, until the Company’s non-affiliated public float exceeds $75.0 million, the Company may not sell shares with a market value greater than one-third of its non-affiliated public float during any 12-month period under the shelf registration statement.

Helsinn Equity Investment

The Company entered into a Common Stock Purchase Agreement (the “Helsinn Equity Agreement”), dated as of August 5, 2016, with Helsinn Investment Fund SA (the “Purchaser”). Pursuant to the terms of the Equity Agreement, the Purchaser agreed to purchase and the Company agreed to issue a number of shares of the Company’s common stock determined by dividing $5,000,000 by the volume weighted-average price for shares of the Company’s common stock for the ten trading day period beginning on August 1, 2016 and ending on August 12, 2016 (the “VWAP”), rounded to the nearest whole share. The VWAP was $1.911 per share. Accordingly, on August 16, 2016, the Company issued 2,616,431 shares of common stock. The transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Warrants

As of September 30, 2016, there were outstanding warrants to purchase 315,484 shares of the Company’s common stock at an exercise price of $7.14 per share, which expire in May 2017, issued in conjunction with the Company’s May 2012 rights offering; outstanding Series A warrants and warrants issued to the Company’s placement agent for its May 2011 private placement to purchase up to 215,721 shares of common stock at an exercise price of $6.00 per share, which expire in November 2016; and warrants to purchase 3,230,202 shares of the Company’s common stock at an exercise price of $3.12 per share, which expire in December 2017, issued in conjunction with its December 2012 private placement.

Note 7. Share-based Compensation

The Company uses equity-based compensation programs to provide long-term performance incentives for its employees. These incentives consist primarily of stock options and restricted stock units (“RSUs”).

MEI Pharma’s 2008 Stock Omnibus Equity Compensation Plan (the “2008 Equity Plan”) provides for the grant of options and/or other share-based or share-denominated awards to the Company’s non-employee directors, officers, employees and advisors. The 2008 Equity Plan was initially adopted in 2008 and was amended and restated in 2011, 2013, 2014 and 2015. Effective December 3, 2015, the Company’s stockholders voted to further amend and restate the 2008 Equity Plan to increase the number of shares of common stock authorized for issuance under the plan to 6,686,000 shares, among other changes. As of September 30, 2016, there were 1,566,845 shares available for future grant under the 2008 Equity Plan.

Total share-based compensation expense for all stock awards consists of the following, in thousands:

	Three Months Ended September 30,
	2016	2015
Research and development	$239	$208
General and administrative	498	562

Total share-based compensation	$737	$770

Stock Options

Stock option activity for the three months ended September 30, 2016 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2016	2,827,172	$4.29
Granted	1,494,672	1.37
Forfeited / Cancelled	(33,333)	1.36
Expired	(23,124)	11.38

Outstanding at September 30, 2016	4,265,387	$3.25	7.2	$826,177

Vested and exercisable at September 30, 2016	1,563,068	$5.04	4.7	$96,916

The fair value of each stock option granted during the three months ended September 30, 2016 is estimated on the grant date under the fair value method using a Black-Scholes valuation model. Stock options granted to employees during the three months ended September 30, 2016 vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors during the three months ended September 30, 2016 vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. The RSU equity awards are measured using the grant date fair value of the Company’s common stock. The estimated fair values of the stock options and RSUs, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Three Months Ended September 30,
	2016	2015
Risk-free interest rate	1.2%	1.8%
Expected life (years)	5.9	5.7
Expected volatility	108.2%	117.4%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$1.12	$1.38

As of September 30, 2016, there was $2.4 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Units

In March 2013, the Compensation Committee of the Board of Directors granted 400,000 RSUs to the Company’s Chief Executive Officer, Dr. Daniel P. Gold. Each RSU represents the contingent right to receive one share of the Company’s common stock. One-third of the RSUs vested on August 30, 2014, one-third vested on August 30, 2015, and the remaining one-third vested on August 30, 2016. The shares underlying the RSUs will be delivered to Dr. Gold on the earliest to occur of (i) March 29, 2018, (ii) Dr. Gold’s death, disability or separation from service from the Company for any reason, or (iii) a change in control involving the Company. The fair value of the RSUs on the date of grant was $3.5 million. The grant date fair value per unit was $8.63.

In June 2016, the Company granted 364,726 RSUs to employees. Each RSU represents the contingent right to receive one share of the Company’s common stock. The RSUs were subject to performance criteria that were met in August 2016. The RSUs will vest in August 2018. The fair value of the RSUs was measured at $1.61 per unit on the date the performance criteria were met. Under the terms of the 2008 Plan, each of these RSUs is calculated as 1.25 shares of common stock for purposes of determining the number of shares available for future grant. There were 363,014 unvested RSUs outstanding as of September 30, 2016.

As of September 30, 2016, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was approximately $0.5 million and is expected to be recognized over approximately 1.8 years.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” in our 2016 Annual Report, and elsewhere in this report, including, among other things:

•	our inability to obtain required additional financing or financing available to us on acceptable terms, or at all, which may cause us to delay, scale-back or eliminate plans related to development of our drug candidates;

•	Helsinn or other parties with which we have entered into collaboration, license, development and/or commercialization agreements may not satisfy their obligations under the agreements which could impact future revenues;

•	we are in early stage clinical studies for our product candidates on which our development plans are based; clinical studies by their nature typically have a high level of risk and may not produce successful results;

•	the results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates may not have favorable results in later studies or trials;

•	our inability to maintain or enter into, and the risks resulting from our dependence upon, contractual arrangements necessary for the clinical development, manufacture, commercialization, marketing, sales and distribution of our product candidates;

•	costs and delays in our clinical development programs and/or receipt of U.S. Food and Drug Administration (“FDA”) or other required governmental or regulatory approvals, or the failure to obtain such approvals, for our product candidates;

•	the FDA’s interpretation and our interpretation of data from preclinical and clinical studies may differ significantly;

•	our failure to successfully commercialize our product candidates;

•	the failure of any products to gain market acceptance;

•	our inability to control the costs of manufacturing our products;

•	our reliance on acquisitions or licenses from third parties to expand our pipeline of drug candidates;

•	competition and competitive factors;

•	our inability to protect our patents or proprietary rights and obtain necessary rights to third party patents and intellectual property to operate our business;

•	our inability to operate our business without infringing the patents and proprietary rights of others;

•	costs stemming from our defense against third party intellectual property infringement claims;

•	general economic conditions;

•	technological changes;

•	government regulation generally;

•	changes in industry practice; and

•	one-time events.

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

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our 2016 Annual Report, as filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

Overview and Recent Developments

We are an oncology company focused on the clinical development of novel therapies for cancer. Our common stock is listed on the Nasdaq Capital Market under the symbol “MEIP”.

Our business purpose is the development of drugs for the treatment of cancer. Our portfolio of clinical drug candidates includes Pracinostat, an oral HDAC inhibitor that is being developed in combination with azacitidine for the treatment of patients with newly diagnosed AML who are ≥75 years of age or unfit for intensive chemotherapy, and high-risk MDS. In August 2016, we entered into an exclusive worldwide license, development and commercialization agreement with Helsinn for Pracinostat in AML, MDS and other potential indications. Our clinical development portfolio also includes ME-401, an oral inhibitor of PI3K delta being developed for B-cell malignancies, and ME-344, a mitochondrial inhibitor that has shown evidence of clinical activity in refractory solid tumors. We own exclusive worldwide rights to ME-401 and ME-344.

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

The Breakthrough Therapy Designation is supported by data from a Phase II study of Pracinostat plus azacitidine in elderly patients with newly diagnosed AML who are not candidates for induction chemotherapy. The study showed a median overall survival of 19.1 months and a complete response (CR) rate of 42% (21 of 50 patients). These data compare favorably to a recent international Phase III study of azacitidine (AZA-001; Dombret et al. Blood. 2015 May 18), which showed a median overall survival of 10.4 months with azacitidine alone and a CR rate of 19.5% in a similar patient population. The combination of Pracinostat and azacitidine was generally well tolerated, with no unexpected toxicities. The most common grade 3/4 treatment-emergent adverse events included febrile neutropenia, thrombocytopenia, anemia and fatigue.

In August 2016, we entered into an exclusive license, development and commercialization agreement with Helsinn, a Swiss pharmaceutical corporation, for Pracinostat in AML, MDS and other potential indications (“Helsinn License Agreement”). Under the terms of the agreement, Helsinn is granted a worldwide exclusive license to develop, manufacture and commercialize Pracinostat, and is primarily responsible for funding its global development and commercialization. As compensation for such grant of rights, we will receive near-term payments of $20.0 million, including a $15.0 million upfront payment which was received in August 2016, and a $5.0 million payment upon the earlier to occur of (i) dosing of the first patient in the upcoming Phase III study of Pracinostat in newly diagnosed AML patients unfit to receive induction therapy, or (ii) March 1, 2017. In addition, we will be eligible to receive up to $444 million in potential regulatory and sales-based milestones, along with royalty payments on the net sales of Pracinostat.

As part of the Helsinn License Agreement, we will work with Helsinn to determine an optimal dosing regimen of Pracinostat in combination with azacitidine for the treatment of high and very high risk MDS. The cost of this study would be shared by Helsinn and us and enrollment is anticipated to commence in the first half of calendar year 2017.

PI3-Kinase Delta Drug Candidate: ME-401

In September 2013, we acquired exclusive worldwide rights to ME-401 from Pathway Therapeutics, Inc. for an undisclosed upfront cash payment with no future milestone or royalty obligations. Data from pre-clinical studies show ME-401 to be a potent and selective oral inhibitor of PI3K delta, a molecular target that plays a critical role in the proliferation and survival of certain hematologic cancer cells. PI3K delta is a class of drugs that has shown promise in the treatment of B-cell malignancies, but with particular toxicities. We believe this provides an opportunity for a next-generation oral drug that can produce therapeutic responses at a safe, effective dose. ME-401 has a distinct chemical structure from certain other PI3K delta inhibitors, including idelalisib (marketed as Zydelig®). Data presented at the ASH Annual Meeting in December 2012 demonstrated that ME-401 has superior pre-clinical activity compared to idelalisib.

Results from a first-in-human, single ascending dose clinical study of ME-401 in healthy volunteers were presented at the American Association for Cancer Research Annual Meeting in April 2016. The data demonstrated on-target activity at very low plasma concentrations. In addition, the results from the study suggest that ME-401 has the potential for a superior pharmacokinetic and pharmacodynamic profile and an improved therapeutic window compared to idelalisib, with a half-life that supports once-daily dosing. In March 2016, the FDA approved our Investigational New Drug application for ME-401 in B-cell malignancies. A Phase Ib dose-escalation study of ME-401 in patients with recurrent CLL or fNHL opened for enrollment in September 2016. The goal of the study is to demonstrate an improved therapeutic window with repeated dosing in cancer patients. Interim data is expected in the second quarter of calendar year 2017.

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

Results of Operations

Three Months Ended September 30, 2016 and 2015

We incurred losses of $4.3 million and $4.6 million for the three months ended September 30, 2016 and 2015, respectively.

Revenues: We recognized research and development revenue of $1.1 million for the three months ended September 30, 2016 compared to no revenue for the three months ended September 30, 2015. The research and development revenue resulted from the recognition of fees allocated to research and development activities in accordance with the Helsinn License Agreement which was signed in August 2016.

Cost of Research and Development Revenue: We recognized cost of research and development revenue of $1.1 million for the three months ended September 30, 2016 compared to no cost of research and development revenue for the three months ended September 30, 2015. The cost of research and development revenue includes internal compensation and related personnel expenses to support our research and development revenue and external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations), pre-clinical study costs, costs to manufacture our drug candidates for non-clinical and clinical studies and salaries and other personnel costs. Research and development expenses decreased by $1.2 million to $1.6 million for the three months ended September 30, 2016 compared to $2.8 million for the three months ended September 30, 2015. The decrease was primarily due to a decrease in clinical trial costs associated with Pracinostat and with ME-344, including a reduction of clinical trial costs of $1.0 million due to revisions in estimates of amounts that are owed to contract research organizations for clinical trials for Pracinostat and ME-344 that are at or near completion. Expenses related to Pracinostat decreased pursuant to our license agreement with Helsinn, under which Helsinn will be primarily responsible for funding the development and commercialization of Pracinostat and, subject to certain exceptions, will be solely responsible for all costs related thereto.

General and Administrative: General and administrative expenses increased by $0.9 million to $2.7 million for the three months ended September 30, 2016 compared to $1.8 million for the three months ended September 30, 2015. The increase is due to higher levels of professional services expenses associated with the Helsinn License Agreement during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Other income or expense: We received interest and dividend income of $55,000 for the three months ended September 30, 2016 compared to $27,000 for the three months ended September 30, 2015. The increase was due to higher yields during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Liquidity and Capital Resources

We have accumulated losses of $181.3 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2016, we had $58.9 million in cash, cash equivalents and short-term investments, which we believe will be sufficient to fund our operations through at least the next twelve months. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities, license agreements or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash provided by operations for the three months ended September 30, 2016 was $8.8 million compared to $5.8 million used in operations for the three months ended September 30, 2015, primarily due to the $15.0 upfront payment received as part of the Helsinn License Agreement.

Net cash used in investing activities for the three months ended September 30, 2016 was $10.0 million compared to net cash provided by investing activities of $4.9 million in the three months ended September 30, 2015. Cash used in investing activities represents purchases of investments in short-term U.S. government securities in excess of maturities.

Net cash provided by financing activities for the three months ended September 30, 2016 was $4.2 million, representing the equity investment by Helsinn in a transaction related to the Helsinn License Agreement. There was no cash provided by financing activities during the three months ended September 30, 2015.

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

As of September 30, 2016, we lease approximately 8,800 square feet of office space at a monthly rental rate of approximately $29,000 per month during the term of the lease, through June 2017.

CyDex License Agreement

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

S*Bio Asset Purchase

In August 2012, we entered into a definitive asset purchase agreement with S*Bio, pursuant to which we agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. On August 22, 2012, we completed the asset purchase and issued 195,756 shares of common stock to S*Bio. We also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 payable in cash, plus $500,000 payable in cash or in shares of the Company’s common stock, will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of September 30, 2016, the Company has accrued $700,000 for potential future payments.

Critical Accounting Policies and Management Estimates

We describe our significant accounting policies in Note 1, The Company and Summary of Significant Accounting Policies, of the notes to financial statements included in our 2016 Annual Report. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2016 Annual Report. There have been no changes in our significant accounting policies or critical accounting estimates since June 30, 2016, other than the adoption of revenue recognition policies as a result of the Helsinn License Agreement.

        In August 2016, we entered into the Helsinn License Agreement. Under the terms of the agreement, Helsinn is granted a worldwide exclusive license to develop, manufacture and commercialize Pracinostat, and is primarily responsible for funding its global development and commercialization. As compensation for such grant of rights, we received a $15.0 million upfront payment in August 2016, and will receive a $5.0 million payment upon the earlier of (i) dosing of the first patient in the upcoming Phase III study of Pracinostat in newly diagnosed AML patients who are > 75 years of age or unfit to receive induction therapy or (ii) March 1, 2017. We will also receive reimbursement related to agreements entered into by MEI in anticipation of the upcoming Phase III study of Pracinostat by Helsinn as well as a Phase II study for Pracinostat in combination with azacitidine for the treatment of high and very high risk MDS, which will be conducted by MEI. The current expected external cost of the Phase II study will be shared equally by Helsinn and us. Enrollment in the Phase II study is anticipated to commence in the first half of calendar year 2017. We will be eligible to receive up to $444 million in potential regulatory and sales-based milestones, along with royalty payments on the net sales of Pracinostat.

We have determined that the exclusive license, development and commercialization agreement represents a multiple-element arrangement for purposes of revenue recognition. Revenue related to the license will be recognized upon completion of the technology and data transfer, which is expected to be completed during the second quarter of fiscal year 2017. Revenue related to research and development elements of the arrangement will be recognized over the period of each research and development activity. Revenue associated with third-party costs will be recognized on a gross basis as such costs are incurred.

Contemporaneously with the Helsinn License Agreement, we entered into a Common Stock Purchase Agreement (the “Helsinn Equity Agreement”), dated as of August 5, 2016, with Helsinn Investment Fund SA (the “Purchaser”). Pursuant to the terms of the Equity Agreement, the Purchaser agreed to purchase and we agreed to issue a number of shares of our common stock determined by dividing $5,000,000 by the volume weighted-average price for shares of our common stock for the ten trading day period beginning on August 1, 2016 and ending on August 12, 2016 (the “VWAP”), rounded to the nearest whole share. The VWAP was $1.911 per share. Accordingly, on August 16, 2016, we issued 2,616,431 shares of common stock. The difference between the VWAP price of $1.911 per share and the closing price of our common stock on August 5, 2016 of $1.61 of $788,000 has been allocated to the revenue elements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2019. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2018. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-11, Revenue from Contracts with Customers and Derivatives and Hedging—Rescission of SEC Guidance; and ASU 2016-12, Revenue from Contracts with Customers—Narrow Scope Improvements and Practical Expedients. We are in the process of evaluating the transition method that will be elected and the impact of adoption on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. Subsequent to adoption, we will apply the guidance in ASU 2014-15 to assess its ability to continue as a going concern.

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

In June 2016, the FASB issued No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current U.S. GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current U.S. GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact the adoption of this standard will have on its financial statements.

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

PART II OTHER INFORMATION

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

There have been no material changes in the Company’s risk factors from those included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2016, pursuant to the Common Stock Purchase Agreement dated as of August 5, 2016, entered into in connection with the Helsinn License Agreement, the Company issued 2,616,431 shares of common stock to Helsinn Investment Fund SA for an aggregate purchase price of $5,000,000 in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3: Defaults upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit Index

Exhibits

10.1	License, Development and Commercialization Agreement, dated as of August 5, 2016, by and between MEI Pharma, Inc. and Helsinn Healthcare SA *

10.2	Common Stock Purchase Agreement, dated as of August 5, 2016, by and between MEI Pharma, Inc. and Helsinn Investment Fund SA

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEI Pharma, Inc.

/s/ Daniel P. Gold
Daniel P. Gold President and Chief Executive Officer Date: November 9, 2016