Form 10-Q
period 2016-12-31
MEI Pharma, Inc.
filed 2017-02-08
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 7, 2017, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 36,772,428.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1:	Financial Statements

MEI PHARMA, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2016	June 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,050	$10,837
Short term investments	40,104	35,081

Total cash, cash equivalents and short-term investments	55,154	45,918
Prepaid expenses and other current assets	2,668	831

Total current assets	57,822	46,749
Intangible assets, net	348	366
Property and equipment, net	40	49

Total assets	$58,210	$47,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$382	$1,079
Accrued liabilities	2,938	4,433

Total current liabilities	3,320	5,512

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized; 36,772,428 and 34,155,997 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	—	—
Additional paid-in-capital	224,276	218,653
Accumulated deficit	(169,386)	(177,001)

Total stockholders’ equity	54,890	41,652

Total liabilities and stockholders’ equity	$58,210	$47,164

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenues:
License revenue	$17,101	$—	$17,101	$—
Research and development revenue	98	—	1,194	—

Total revenues	17,199	—	18,295	—

Operating expenses:
Cost of research and development revenue	(1,771)	—	(2,865)	—
Research and development	(1,642)	(3,182)	(3,288)	(5,998)
General and administrative	(1,970)	(1,945)	(4,650)	(3,775)

Total operating expenses	(5,383)	(5,127)	(10,803)	(9,773)

Income (loss) from operations	11,816	(5,127)	7,492	(9,773)

Other income (expense):
Interest and dividend income	69	26	124	53
Income tax expense	—	—	(1)	(1)

Net income (loss)	$11,885	$(5,101)	$7,615	$(9,721)

Earnings (loss) per share, basic	$0.32	$(0.15)	$0.21	$(0.28)

Earnings (loss) per share, diluted	$0.32	$(0.15)	$0.21	$(0.28)

Shares used in computing earnings (loss) per share:
Basic	37,172,428	34,422,663	36,459,898	34,378,460

Diluted	37,216,532	34,422,663	36,501,134	34,378,460

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$7,615	$(9,721)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	1,411	1,568
Depreciation and amortization	29	30
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,837)	(285)
Accounts payable	(697)	(415)
Accrued liabilities	(1,495)	(1,166)

Net cash provided by (used in) operating activities	5,026	(9,989)

Cash flows from investing activities:
Purchases of property and equipment	(2)	—
Purchases of short-term investments	(30,080)	(35,172)
Proceeds from maturity of short-term investments	25,057	40,113

Net cash (used in) provided by investing activities	(5,025)	4,941

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,212	—

Net cash provided by financing activities	4,212	—

Net increase (decrease) in cash and cash equivalents	4,213	(5,048)
Cash and cash equivalents at beginning of the period	10,837	18,722

Cash and cash equivalents at end of the period	$15,050	$13,674

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company

MEI Pharma, Inc., or “the Company”, is an oncology company focused on the clinical development of novel therapies for cancer. The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “MEIP”.

The Company’s business purpose is the development of drugs for the treatment of cancer. The Company’s portfolio of drug candidates includes Pracinostat, an oral histone deacetylase (“HDAC”) inhibitor being developed in combination with azacitidine for the treatment of patients with newly diagnosed acute myeloid leukemia (“AML”) who are ≥ 75 years of age or 18 – 74 years of age unfit for intensive chemotherapy, and patients with high and very high-risk myelodysplastic syndrome (“MDS”). In August 2016, the Company entered into an exclusive worldwide license, development and commercialization agreement with Helsinn Healthcare SA, a Swiss pharmaceutical corporation (“Helsinn”) for Pracinostat in AML, MDS, and other potential indications (“Helsinn License Agreement”). The Company’s clinical development portfolio also includes ME-401, an oral inhibitor of phosphatidylinositide 3-kinase (“PI3K”) delta currently in a Phase Ib study in patients with recurrent chronic lymphocytic leukemia (“CLL”) or follicular non-Hodgkin’s lymphoma (“fNHL”), and ME-344, a mitochondrial inhibitor currently in an investigator-sponsored study in combination with bevacizumab for the treatment of human epidermal growth factor receptor 2 (“HER2”)-negative breast cancer. The Company owns exclusive worldwide rights to ME-401 and ME-344.

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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2016, included in the Company’s Annual Report on Form 10-K (“2016 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on September 9, 2016. Interim results are not necessarily indicative of results for a full year. The Company has sufficient tax loss carryforwards to offset any potential current year taxable income, therefore no provision for income taxes was recorded during the current period.

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

During the six months ended December 31, 2016, the Company recorded adjustments of $1.9 million to reduce expenses related to clinical trials that were at or near completion for Pracinostat and ME-344 to reflect revised estimated expenses for the conduct of the clinical trials.

Revenue Recognition

The Company generates revenues from licensing technology rights and from the conduct of research and development activities. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the Company’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

Payments received under commercial arrangements, such as licensing technology rights, may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, and royalties on the sale of products. The Company considers a variety of factors in determining the appropriate method of accounting under its license agreements, including whether the various elements can be separated and accounted for individually as separate units of accounting. Deliverables under an arrangement will be separate units of accounting, provided (i) a delivered item has value to the customer on a standalone basis; and (ii) the arrangement includes a general right of return relative to the delivered item, and delivery or performance of the undelivered item is considered probable and substantially in the Company’s control.

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

Research and Development Revenue

Research and development revenue represents ratable recognition of fees allocated to research and development activities. The Company defers recognition of research and development revenue until the performance of the related research and development activities has occurred.

Cost of Research and Development Revenue

Cost of research and development revenue primarily includes internal compensation and related personnel expenses to support our research and development revenue and external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2019. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2018. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-11, Revenue from Contracts with Customers and Derivatives and Hedging - Rescission of SEC Guidance; and ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients. The Company is in the process of evaluating the transition method that will be elected and the impact of adoption on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016. The Company adopted this standard for the quarter ended December 31, 2016, and has applied the guidance in ASU 2014-15 to assess its ability to continue as a going concern. The Company has concluded that it does not have any issues related to its ability to continue as a going concern.

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

Note 2. Helsinn License Agreement

In August 2016, the Company entered into the Helsinn License Agreement. Under the terms of the agreement, Helsinn has been granted a worldwide exclusive license to develop, manufacture and commercialize Pracinostat, and is primarily responsible for funding its global development and commercialization. As compensation for such grant of rights, the Company received a $15.0 million upfront payment in August 2016, and will receive a $5.0 million payment upon the earlier of (i) dosing of the first patient in the upcoming Phase III study of Pracinostat in newly diagnosed AML patients who are > 75 years of age or unfit to receive induction therapy or (ii) March 1, 2017. The Company will also receive reimbursement related to agreements entered into by MEI in anticipation of the upcoming Phase III study of Pracinostat by Helsinn as well as a Phase II study for Pracinostat in combination with azacitidine for the treatment of high and very high risk MDS, which will be conducted by MEI (the “POC Study”). The current expected external cost of the Phase II study will be shared equally by Helsinn and the Company. Enrollment in the Phase II study is anticipated to commence in the second quarter of calendar year 2017. The Company will be eligible to receive up to $444 million in potential regulatory and sales-based milestones, along with royalty payments on the net sales of Pracinostat.

The Company determined that the exclusive license, development and commercialization agreement represents a multiple-element arrangement for purposes of revenue recognition. The Company identified the following elements, based upon deliverables under the agreement: (i) worldwide license and transfer of technology and data; (ii) completion of the conduct of certain identified clinical trials related to Pracinostat; (iii) coordination of services provided by third-party vendors related to research and development activities, for which Helsinn has agreed to reimburse such third-party expenses; and (iv) the conduct of the POC study, for which Helsinn has agreed to share third-party expenses. The license was determined to represent a separate element as it has stand-alone value and is not dependent upon the performance of the research and development activities. The research and development elements, related to the conduct of clinical trials and services provided by third-party vendors, were determined to represent separate elements as they primarily represent pass through of services performed by third parties and therefore are sold separately by other vendors. The Company allocated the proceeds related to the agreement to the units of accounting using the relative selling price method. The Company determined the estimated selling price for the license using the assistance of a third-party valuation specialist, and the Company determined the estimated selling price for the research and development elements by using the prices charged by the respective third party vendors. Revenue of $17.1 million related to the license was recognized during the three months ended December 31, 2016, upon delivery of the technology and data transfer. Revenue related to the research and development elements of the arrangement are recognized based on the proportional performance of each research and development activity. Research and development revenues are recognized on a gross basis as the Company is the primary obligor and has discretion in supplier selection.

Contemporaneously with the Helsinn License Agreement, the Company entered into a Common Stock Purchase Agreement (the “Helsinn Equity Agreement”), dated as of August 5, 2016, with Helsinn Investment Fund SA (the “Purchaser”). Pursuant to the terms of the Helsinn Equity Agreement, the Purchaser agreed to purchase and the Company agreed to issue a number of shares of the Company’s common stock determined by dividing $5,000,000 by the volume weighted-average price for shares of the Company’s common stock for the 10-trading-day-period beginning on August 1, 2016 and ending on August 12, 2016 (the “VWAP”), rounded to the nearest whole share. The VWAP was $1.911 per share. Accordingly, on August 16, 2016, the Company issued 2,616,431 shares of common stock. The multiple-element arrangements guidance contains a presumption that separate contracts entered into at or near the same time with the same entity or related parties were negotiated together and should be evaluated as a single agreement. Therefore, the difference between the VWAP price of $1.911 per share and the closing price of the Company’s common stock on August 5, 2016 of $1.61 of $788,000 has been allocated as additional consideration related to the revenue elements.

Note 3. Earnings (Loss) Per Share

Basic earnings (loss) and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and six months ended December 31, 2016 and 2015. Diluted earnings per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Weighted average shares outstanding	37,172,428	34,422,663	36,459,898	34,378,460
Effect of potentially dilutive common shares from equity awards	44,104	—	41,236	—

Weighted average shares used in calculating diluted earnings per share	37,216,532	34,422,663	36,501,134	34,378,460

Potentially dilutive shares shares excluded from calculation due to anti-dilutive effect	7,915,440	6,575,964	7,714,902	6,484,200

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

As of December 31, 2016, the Company leases approximately 8,800 square feet of office space for the Company’s executive and administrative offices. The monthly rental rate is approximately $29,000 during the remaining term of the lease, plus a pro-rata share of certain building expenses. The lease expires in June 2017. Total future minimum payments under the lease are $172,000 through June 30, 2017.

Asset Purchase Agreement

In August 2012, the Company entered into a definitive asset purchase agreement with S*Bio Pte Ltd (“S*Bio”), pursuant to which the Company agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. In August 2012, the Company completed the asset purchase and issued 195,756 shares of common stock to S*Bio. The Company has also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 payable in cash, plus $500,000 payable in cash or in shares of the Company’s common stock, will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of December 31, 2016, the Company has accrued $700,000 for potential future payments.

CyDex License Agreement

In September 2012, the Company entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage on future sales of the Company’s approved drugs utilizing Captisol. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of December 31, 2016, the Company has not accrued any amounts for potential future payments.

Note 5. Short-Term Investments

As of December 31, 2016 and June 30, 2016, the Company’s short-term investments consisted of $40.1 million and $35.1 million, respectively, in U.S. government securities. The short-term investments held as of December 31, 2016 and June 30, 2016 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. Due to the short-term maturities of these instruments, the amortized cost approximates the related fair values. As of December 31, 2016 and June 30, 2016, the gross holding gains and losses were immaterial.

Note 6. Stockholders’ Equity

Equity Transactions

Shelf Registration Statement

In April 2014, the Company filed a shelf registration statement on Form S-3 with the SEC (“shelf registration statement”). The shelf registration statement was declared effective by the SEC in April 2014. The shelf registration statement permits the Company to sell, from time to time, up to $150.0 million of common stock, preferred stock and warrants. As of December 31, 2016, there is $104.0 million aggregate value of securities available under the shelf registration statement. Pursuant to SEC regulations, if the market value of the Company’s public float is below $75.0 million, as of certain measurement dates, the Company cannot sell securities from the shelf registration statement which represent more than one-third of the market value of the Company’s non-affiliated public float during any 12 month period. The Company is currently not subject to such limitations.

Helsinn Equity Investment

On August 5, 2016, the Company entered into the Helsinn Equity Agreement. Pursuant to the terms of the Helsinn Equity Agreement, the Company issued 2,616,431 shares of common stock on August 16, 2016. The transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Warrants

As of December 31, 2016, there were outstanding warrants to purchase 315,484 shares of the Company’s common stock at an exercise price of $7.14 per share, which expire in May 2017, issued in conjunction with the Company’s May 2012 rights offering, and warrants to purchase 3,230,202 shares of the Company’s common stock at an exercise price of $3.12 per share, which expire in December 2017, issued in conjunction with its December 2012 private placement.

Note 7. Share-based Compensation

The Company uses equity-based compensation programs to provide long-term performance incentives for its employees. These incentives consist primarily of stock options and restricted stock units (“RSUs”).

MEI Pharma’s 2008 Stock Omnibus Equity Compensation Plan (the “2008 Equity Plan”) provides for the grant of options and/or other share-based or share-denominated awards to the Company’s non-employee directors, officers, employees and advisors. The 2008 Equity Plan was initially adopted in 2008 and was amended and restated in 2011, 2013, 2014, and 2015. Effective December 1, 2016, the Company’s stockholders voted to further amend and restate the 2008 Equity Plan to increase the number of shares of common stock authorized for issuance under the plan to 10,186,000 shares, among other changes. As of December 31, 2016, there were 5,051,210 shares available for future grant under the 2008 Equity Plan.

Total share-based compensation expense for all stock awards consists of the following, in thousands:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Research and development	$243	$257	$482	$465
General and administrative	431	541	929	1,103

Total share-based compensation	$674	$798	$1,411	$1,568

Stock Options

Stock option activity for the six months ended December 31, 2016 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2016	2,827,172	$4.29
Granted	1,527,083	1.37
Forfeited / Cancelled	(33,333)	1.36
Expired	(39,900)	9.98

Outstanding at December 31, 2016	4,281,022	$3.22	7.0	$137,680

Vested and exercisable at December 31, 2016	1,773,019	$4.78	4.8	$8,534

The fair value of each stock option granted during the six months ended December 31, 2016 is estimated on the grant date under the fair value method using a Black-Scholes valuation model. Stock options granted to employees during the six months ended December 31, 2016 vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors during the six months ended December 31, 2016 vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. The RSU equity awards are measured using the grant date fair value of the Company’s common stock. The estimated fair values of the stock options and RSUs, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Six Months Ended December 31,
	2016	2015
Risk-free interest rate	1.2%	1.8%
Expected life (years)	5.9	5.7
Expected volatility	108.2%	117.3%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$1.12	$1.38

As of December 31, 2016, there was $1.8 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.5 years.

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

In June 2016, the Company granted 364,726 RSUs to employees. Each RSU represents the contingent right to receive one share of the Company’s common stock. The RSUs were subject to performance criteria that were met in August 2016. The RSUs will vest in August 2018. The fair value of the RSUs was measured at $1.61 per unit on the date the performance criteria were met. Under the terms of the 2008 Plan, each of these RSUs is calculated as 1.25 shares of common stock for purposes of determining the number of shares available for future grant. There were 363,014 unvested RSUs outstanding as of December 31, 2016.

As of December 31, 2016, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was approximately $0.5 million and is expected to be recognized over approximately 1.6 years.

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

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Past performance may not be an indicator of future results. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our 2016 Annual Report, as filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

Overview and Recent Developments

We are an oncology company focused on the clinical development of novel therapies for cancer. Our common stock is listed on the Nasdaq Capital Market under the symbol “MEIP”.

Our business purpose is the development of drugs for the treatment of cancer. Our portfolio of clinical drug candidates includes Pracinostat, an oral HDAC inhibitor that is being developed in combination with azacitidine for the treatment of patients with newly diagnosed AML who are ≥75 years of age or 18-74 years of age unfit for intensive chemotherapy, and patients with high or very high-risk MDS. In August 2016, we entered into an exclusive worldwide license, development and commercialization agreement with Helsinn for Pracinostat in AML, MDS and other potential indications. Our clinical development portfolio also includes ME-401, an oral inhibitor of PI3K delta being developed for B-cell malignancies, and ME-344, a mitochondrial inhibitor that has shown evidence of clinical activity in refractory solid tumors. We own exclusive worldwide rights to ME-401 and ME-344.

Clinical Development Programs

HDAC Inhibitor Drug Candidate: Pracinostat

In August 2016, we announced that the FDA granted Breakthrough Therapy Designation for Pracinostat in combination with azacitidine for the treatment of patients with newly diagnosed AML who are ≥75 years of age or 18-74 years of age unfit for intensive chemotherapy. In addition, agreement has been reached with the FDA on the proposed Phase III study design. According to the FDA, Breakthrough Therapy Designation is intended to expedite the development and review of drugs for serious or life-threatening conditions. The criteria for Breakthrough Therapy Designation require preliminary clinical evidence that demonstrates the drug may have substantial improvement on at least one clinically significant endpoint over available therapy.

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

In August 2016, we entered into an exclusive license, development and commercialization agreement with Helsinn, a Swiss pharmaceutical corporation, for Pracinostat in AML, MDS and other potential indications (“Helsinn License Agreement”). Under the terms of the agreement, Helsinn is granted a worldwide exclusive license to develop, manufacture and commercialize Pracinostat, and is primarily responsible for funding its global development and commercialization. As compensation for such grant of rights, we will receive near-term payments of $20.0 million, including a $15.0 million upfront payment which was received in August 2016, and a $5.0 million payment upon the earlier to occur of (i) dosing of the first patient in the upcoming Phase III study of Pracinostat in newly diagnosed AML patients unfit to receive induction therapy, or (ii) March 1, 2017. In addition, we will be eligible to receive up to $444 million in potential regulatory and sales-based milestones, along with royalty payments on the net sales of Pracinostat, which are tiered and, in the U.S. begin in the mid-teens and outside the U.S. begin in the high single digits.

As part of the Helsinn License Agreement, we will work with Helsinn to determine an optimal dosing regimen of Pracinostat in combination with azacitidine for the treatment of high and very-high risk MDS. The cost of this study would be shared by Helsinn and us and enrollment is anticipated to commence in the second quarter of calendar year 2017.

PI3-Kinase Delta Drug Candidate: ME-401

In September 2013, we acquired exclusive worldwide rights to ME-401 from Pathway Therapeutics, Inc. for an undisclosed upfront cash payment with no future milestone or royalty obligations. Data from pre-clinical studies show ME-401 to be a potent and selective oral inhibitor of PI3K delta, a molecular target that plays a critical role in the proliferation and survival of certain hematologic cancer cells. PI3K delta is a class of drugs that has shown promise in the treatment of B-cell malignancies, but with particular toxicities. We believe this provides an opportunity for development of a next-generation oral drug that can produce therapeutic responses at a safe, effective dose. ME-401 has a distinct chemical structure from certain other PI3K delta inhibitors, including idelalisib (marketed as Zydelig®). Data presented at the ASH Annual Meeting in December 2012 demonstrated that ME-401 has superior pre-clinical activity compared to idelalisib.

Results from a first-in-human, single ascending dose clinical study of ME-401 in healthy volunteers were presented at the American Association for Cancer Research Annual Meeting in April 2016. The data demonstrated on-target activity at very low plasma concentrations. In addition, the results from the study suggest that ME-401 has the potential for a superior pharmacokinetic and pharmacodynamic profile and an improved therapeutic window compared to idelalisib, with a half-life that supports once-daily dosing. In March 2016, the FDA approved our Investigational New Drug application for ME-401 in B-cell malignancies. A Phase Ib dose-escalation study of ME-401 in patients with recurrent CLL or fNHL opened for enrollment in September 2016. The goal of the study is to demonstrate an improved therapeutic window with repeated dosing in cancer patients. This study is now actively dosing patients and interim data are expected in the second quarter of calendar year 2017.

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

In May 2015, we announced new pre-clinical data from a collaboration with the Spanish National Cancer Research Centre in Madrid showing mitochondria-specific effects of ME-344 in cancer cells, including substantially enhanced anti-tumor activity when combined with agents that inhibit the activity of vascular endothelial growth factor (“VEGF”). These new data demonstrate that the anti-cancer effects when combining ME-344 with a VEGF inhibitor are due to an inhibition of both mitochondrial and glycolytic metabolism. An investigator-sponsored study of ME-344 in combination with the VEGF inhibitor bevacizumab (marketed as Avastin®) in HER2-negative breast cancer opened for enrollment in August 2016. This study is now actively dosing patients and interim data are expected in the second half of calendar year 2017.

Results of Operations

Three Months Ended December 31, 2016 and 2015

We had net income of $11.9 million for the three months ended December 31, 2016 and a net loss of $5.1 million for the three months ended December 31, 2015.

License Revenue: We recognized license revenue of $17.1 million for the three months ended December 31, 2016 compared to no license revenue for the three months ended December 31, 2015. The license revenue resulted from the completion of the performance obligations related to the upfront license fees in accordance with the Helsinn License Agreement, which was signed in August 2016.

Research and Development Revenue: We recognized research and development revenue of $98,000 for the three months ended December 31, 2016 compared to no research and development revenue for the three months ended December 31, 2015. The research and development revenue resulted from the recognition of fees allocated to research and development activities in accordance with the Helsinn License Agreement which was signed in August 2016.

Cost of Research and Development Revenue: We recognized cost of research and development revenue of $1.8 million for the three months ended December 31, 2016 compared to no cost of research and development revenue for the three months ended December 31, 2015. The cost of research and development revenue includes internal compensation and related personnel expenses to support our research and development revenue and external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations), pre-clinical study costs, costs to manufacture our drug candidates for non-clinical and clinical studies and salaries and other personnel costs. Research and development expenses decreased by $1.6 million to $1.6 million for the three months ended December 31, 2016 compared to $3.2 million for the three months ended December 31, 2015. The decrease was primarily due to a decrease in clinical trial costs associated with Pracinostat, including a reduction of clinical trial costs of $0.9 million due to revisions in estimates of amounts that are owed to contract research organizations for clinical trials for Pracinostat that are at or near completion. In addition, expenses related to Pracinostat decreased pursuant to our license agreement with Helsinn, under which Helsinn will be primarily responsible for funding the development and commercialization of Pracinostat and, subject to certain exceptions, will be solely responsible for all costs related thereto.

General and Administrative: General and administrative expenses increased by $0.1 million to $2.0 million for the three months ended December 31, 2016 compared to $1.9 million for the three months ended December 31, 2015. The increase is due to higher levels of professional services expenses associated with the Helsinn License Agreement during the three months ended December 31, 2016 compared to the three months ended December 31, 2015.

Other income or expense: We received interest and dividend income of $69,000 for the three months ended December 31, 2016 compared to $26,000 for the three months ended December 31, 2015. The increase was due to higher yields during the three months ended December 31, 2016 compared to the three months ended December 31, 2015.

Six Months Ended December 31, 2016 and 2015

We had net income of $7.6 million for the six months ended December 31, 2016 and a net loss of $9.7 million for the six months ended December 31, 2015.

License Revenue: We recognized license revenue of $17.1 million for the six months ended December 31, 2016 compared to no license revenue for the six months ended December 31, 2015. The license revenue resulted from the completion of the performance obligations related to the upfront license fees in accordance with the Helsinn License Agreement which was signed in August 2016.

Research and Development Revenues: We recognized research and development revenue of $1.2 million for the six months ended December 31, 2016 compared to no research and development revenue for the six months ended December 31, 2015. The research and development revenue resulted from the recognition of fees allocated to research and development activities in accordance with the Helsinn License Agreement which was signed in August 2016.

Cost of Research and Development Revenue: We recognized cost of research and development revenue of $2.9 million for the six months ended December 31, 2016 compared to no cost of research and development revenue for the six months ended December 31, 2015. The cost of research and development revenue includes internal compensation and related personnel expenses to support our research and development revenue and external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations), pre-clinical study costs, costs to manufacture our drug candidates for non-clinical and clinical studies and salaries and other personnel costs. Research and development expenses decreased by $2.7 million to $3.3 million for the six months ended December 31, 2016 compared to $6.0 million for the six months ended December 31, 2015. The decrease was primarily due to a decrease in clinical trial costs associated with Pracinostat and with ME-344, including a reduction of clinical trial costs of $1.9 million due to revisions in estimates of amounts that are owed to contract research organizations for clinical trials for Pracinostat and ME-344 that are at or near completion. In addition, expenses related to Pracinostat decreased pursuant to our license agreement with Helsinn, under which Helsinn will be primarily responsible for funding the development and commercialization of Pracinostat and, subject to certain exceptions, will be solely responsible for all costs related thereto.

General and Administrative: General and administrative expenses increased by $0.9 million to $4.7 million for the six months ended December 31, 2016 compared to $3.8 million for the six months ended December 31, 2015. The increase is due to higher levels of professional services expenses associated with the Helsinn License Agreement during the six months ended December 31, 2016 compared to the six months ended December 31, 2015.

Other income or expense: We received interest and dividend income of $124,000 for the six months ended December 31, 2016 compared to $53,000 for the six months ended December 31, 2015. The increase was due to higher yields during the six months ended December 31, 2016 compared to the six months ended December 31, 2015.

Liquidity and Capital Resources

We have accumulated losses of $169.4 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2016, we had $55.2 million in cash, cash equivalents and short-term investments, which we believe will be sufficient to fund our operations through at least fiscal year 2018. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities, license agreements or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash provided by operations for the six months ended December 31, 2016 was $5.0 million compared to $10.0 million used in operations for the six months ended December 31, 2015, primarily due to the $15.0 upfront payment received as part of the Helsinn License Agreement.

Net cash used in investing activities for the six months ended December 31, 2016 was $5.0 million compared to net cash provided by investing activities of $4.9 million in the six months ended December 31, 2015. Cash used in investing activities represents purchases of investments in short-term U.S. government securities in excess of maturities.

Net cash provided by financing activities for the six months ended December 31, 2016 was $4.2 million, representing the equity investment by Helsinn in a transaction related to the Helsinn License Agreement. There was no cash provided by financing activities during the six months ended December 31, 2015.

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

As of December 31, 2016, we lease approximately 8,800 square feet of office space at a monthly rental rate of approximately $29,000 per month during the term of the lease, through June 2017.

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

S*Bio Asset Purchase

In August 2012, we entered into a definitive asset purchase agreement with S*Bio, pursuant to which we agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. On August 22, 2012, we completed the asset purchase and issued 195,756 shares of common stock to S*Bio. We also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 payable in cash, plus $500,000 payable in cash or in shares of the Company’s common stock, will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of December 31, 2016, the Company has accrued $700,000 for potential future payments.

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

In August 2016, we entered into the Helsinn License Agreement. Under the terms of the agreement, Helsinn has been granted a worldwide exclusive license to develop, manufacture and commercialize Pracinostat, and is primarily responsible for funding its global development and commercialization. As compensation for such grant of rights, we received a $15.0 million upfront payment in August 2016, and will receive a $5.0 million payment upon the earlier of (i) dosing of the first patient in the upcoming Phase III study of Pracinostat in newly diagnosed AML patients who are > 75 years of age or unfit to receive induction therapy or (ii) March 1, 2017. We will also receive reimbursement related to agreements entered into by MEI in anticipation of the upcoming Phase III study of Pracinostat by Helsinn as well as a Phase II study for Pracinostat in combination with azacitidine for the treatment of high and very high risk MDS, which will be conducted by MEI. The current expected external cost of the Phase II study will be shared equally by Helsinn and us. Enrollment in the Phase II study is anticipated to commence in the second quarter of calendar year 2017. We will be eligible to receive up to $444 million in potential regulatory and sales-based milestones, along with royalty payments on the net sales of Pracinostat.

        We have determined that the exclusive license, development and commercialization agreement represents a multiple-element arrangement for purposes of revenue recognition. We identified the following elements, based upon deliverables under the agreement: (i) worldwide license and transfer of technology and data; (ii) completion of the conduct of certain identified clinical trials related to Pracinostat; (iii) coordination of services provided by third-party vendors related to research and development activities, for which Helsinn has agreed to reimburse such third-party expenses; and (iv) the conduct of the POC study, for which Helsinn has agreed to share third-party expenses. The license was determined to represent a separate element as it has stand-alone value and is not dependent upon the performance of the research and development activities. The research and development elements, related to the conduct of clinical trials and services provided by third-party vendors, were determined to represent separate elements as they primarily represent pass through of services performed by third parties and therefore are sold separately by other vendors. We allocated the proceeds related to the agreement to the units of accounting using the relative selling price method. We determined the estimated selling price for the license using the assistance of a third party valuation specialist, and we determined the estimated selling price for the research and development elements by using the prices charged by the respective third party vendors. Revenue of $17.1 million related to the license was recognized during the three months ended December 31, 2016, upon delivery of the technology and data transfer. Revenue related to the research and development elements of the arrangement are recognized based on the proportional performance of each research and development activity. Research and development revenues are recognized on a gross basis as the Company is the primary obligor and has discretion in supplier selection.

Contemporaneously with the Helsinn License Agreement, we entered into a Common Stock Purchase Agreement (the “Helsinn Equity Agreement”), dated as of August 5, 2016, with Helsinn Investment Fund SA (the “Purchaser”). Pursuant to the terms of the Helsinn Equity Agreement, the Purchaser agreed to purchase and we agreed to issue a number of shares of our common stock determined by dividing $5,000,000 by the volume weighted-average price for shares of our common stock for the 10-trading-day-period beginning on August 1, 2016 and ending on August 12, 2016 (the “VWAP”), rounded to the nearest whole share. The VWAP was $1.911 per share. Accordingly, on August 16, 2016, we issued 2,616,431 shares of common stock. The multiple-element arrangements guidance contains a presumption that seperate contracts entered into at or near the same time with the same entity or related parties were negotiated together and should be evaluated as a single agreement. Therefore, the difference between the VWAP price of $1.911 per share and the closing price of our common stock on August 5, 2016 of $1.61 of $788,000 has been allocated as additional consideration related to the revenue elements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2019. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2018. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-11, Revenue from Contracts with Customers and Derivatives and Hedging - Rescission of SEC Guidance; and ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients. We are in the process of evaluating the transition method that will be elected and the impact of adoption on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016. The Company adopted this standard for the quarter ended December 31, 2016, and has applied the guidance in ASU 2014-15 to assess its ability to continue as a going concern. The Company has concluded that it does not have any issues related to its ability to continue as a going concern..

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

Date: February 8, 2017