Form 10-Q/A
period 2016-09-30
MEI Pharma, Inc.
filed 2017-02-16
CIK 1262104

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (the “Original Report”) filed by MEI Pharma, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on November 9, 2016.

This Amendment is being filed solely for the purpose of amending Exhibit 10.1 under Item 6 of Part II of the Original Report in response to comments the Company received from the SEC staff on a confidential treatment request the Company made for certain portions of the Exhibit. The Exhibit, as re-filed, includes certain portions that had previously been redacted pursuant to the Company’s request for confidential treatment.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and because this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

This Amendment continues to speak as of November 9, 2016, the filing date of the Original Report, and except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report.

Item 6: Exhibits

Exhibit Index

Exhibits

10.1	License, Development and Commercialization Agreement, dated as of August 5, 2016, by and between MEI Pharma, Inc. and Helsinn Healthcare SA †

10.2	Common Stock Purchase Agreement, dated as of August 5, 2016, by and between MEI Pharma, Inc. and Helsinn Investment Fund SA *

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350). *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

†	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.
*	Previously filed with our Quarterly Report on Form 10-Q on November 9, 2016, which this Form 10-Q/A amends.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEI Pharma, Inc.

/s/ Daniel P. Gold
Daniel P. Gold President and Chief Executive Officer Date: February 16, 2017

4