Form 10-Q
period 2017-03-31
MEI Pharma, Inc.
filed 2017-05-04
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☒	Smaller reporting entity	☐

Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2017, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 36,772,428.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1:	Financial Statements

MEI PHARMA, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	June 30,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,644	$10,837
Short term investments	45,116	35,081

Total cash, cash equivalents and short-term investments	56,760	45,918
Prepaid expenses and other current assets	2,756	831

Total current assets	59,516	46,749
Intangible assets, net	340	366
Property and equipment, net	35	49

Total assets	$59,891	$47,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$242	$1,079
Accrued liabilities	3,711	4,433
Deferred revenues	1,036	—

Total current liabilities	4,989	5,512

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 113,000,000 shares authorized; 36,772,428 and 34,155,997 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	—	—
Additional paid-in-capital	224,890	218,653
Accumulated deficit	(169,988)	(177,001)

Total stockholders’ equity	54,902	41,652

Total liabilities and stockholders’ equity	$59,891	$47,164

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenues:
License revenue	$3,779	$—	$20,880	$—
Research and development revenue	726	—	1,920	—

Total revenues	4,505	—	22,800	—

Operating expenses:
Cost of research and development revenue	(1,147)	—	(4,012)	—
Research and development	(1,876)	(3,420)	(5,164)	(9,418)
General and administrative	(2,152)	(1,990)	(6,802)	(5,765)

Total operating expenses	(5,175)	(5,410)	(15,978)	(15,183)

Income (loss) from operations	(670)	(5,410)	6,822	(15,183)

Other income (expense):
Interest and dividend income	68	39	192	92
Income tax expense	—	—	(1)	(1)

Net income (loss)	$(602)	$(5,371)	$7,013	$(15,092)

Earnings (loss) per share, basic	$(0.02)	$(0.16)	$0.19	$(0.44)

Earnings (loss) per share, diluted	$(0.02)	$(0.16)	$0.19	$(0.44)

Shares used in computing earnings (loss) per share:
Basic	37,172,428	34,422,663	36,693,940	34,393,087

Diluted	37,172,428	34,422,663	36,760,754	34,393,087

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$7,013	$(15,092)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	2,025	2,207
Depreciation and amortization	42	45
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,925)	(600)
Accounts payable	(837)	(397)
Accrued liabilities	(722)	(537)
Deferred revenues	1,036	—

Net cash provided by (used in) operating activities	6,632	(14,374)

Cash flows from investing activities:
Purchases of property and equipment	(2)	(3)
Purchases of short-term investments	(50,110)	(40,190)
Proceeds from maturity of short-term investments	40,075	50,136

Net cash (used in) provided by investing activities	(10,037)	9,943

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,212	—

Net cash provided by financing activities	4,212	—

Net increase (decrease) in cash and cash equivalents	807	(4,431)
Cash and cash equivalents at beginning of the period	10,837	18,722

Cash and cash equivalents at end of the period	$11,644	$14,291

See accompanying notes to the unaudited financial statements.

MEI PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.    The Company

MEI Pharma, Inc., or “the Company”, is an oncology company focused on the clinical development of novel therapies for cancer. The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “MEIP”.

The Company’s business purpose is the development of drugs for the treatment of cancer. The Company’s portfolio of drug candidates includes Pracinostat, an oral histone deacetylase (“HDAC”) inhibitor being developed in combination with azacitidine for the treatment of patients with newly diagnosed acute myeloid leukemia (“AML”) who are unfit for intensive chemotherapy, and patients with high and very high-risk myelodysplastic syndrome (“MDS”). In August 2016, the Company entered into an exclusive worldwide license, development and commercialization agreement with Helsinn Healthcare SA, a Swiss pharmaceutical corporation (“Helsinn”) for Pracinostat in AML, MDS and other potential indications (“Helsinn License Agreement”). The Company’s clinical development portfolio also includes ME-401, an oral inhibitor of phosphatidylinositide 3-kinase (“PI3K”) delta currently in a Phase Ib study in patients with relapsed/refractory chronic lymphocytic leukemia (“CLL”) or follicular lymphoma, and ME-344, a mitochondrial inhibitor currently in an investigator-sponsored study in combination with bevacizumab for the treatment of human epidermal growth factor receptor 2 (“HER2”)-negative breast cancer. The Company owns exclusive worldwide rights to ME-401 and ME-344.

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

Cost of Research and Development Revenue

Cost of research and development revenue primarily includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses to support our research and development revenue.

Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding the Company’s ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of March 31, 2017. The Company has sufficient tax loss carryforwards to offset any potential current year taxable income, therefore no provision for income taxes was recorded during the current period.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. There have been no material changes in the Company’s unrecognized tax benefits since June 30, 2016, and, as such, the disclosures included in the Company’s 2016 Annual Report on Form 10-K for the year ended June 30, 2016 continue to be relevant for the nine-month period ended March 31, 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact that the adoption of this standard will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact that the adoption of this standard will have on its financial statements.

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

Note 2.    Helsinn License Agreement

On August 5, 2016, the Company entered into the Helsinn License Agreement with Helsinn. Under the terms of the agreement, Helsinn has been granted a worldwide exclusive license to develop, manufacture and commercialize Pracinostat, and is primarily responsible for funding its global development and commercialization. As compensation for such grant of rights, the Company received a $15.0 million upfront payment in August 2016 and an additional $5.0 million payment in March 2017. The Company will also receive reimbursement related to agreements entered into by MEI in anticipation of the upcoming Phase III study of Pracinostat by Helsinn as well as a Phase II study for Pracinostat in combination with azacitidine for the treatment of high and very high risk MDS, which will be conducted by MEI (the ‘POC study’). The current expected external cost of the Phase II study will be shared equally by Helsinn and the Company. Enrollment in the Phase II study is anticipated to commence in the second quarter of calendar year 2017. The Company will be eligible to receive up to $444 million in potential regulatory and sales-based milestones, along with royalty payments on the net sales of Pracinostat.

The Company determined that the exclusive license, development and commercialization agreement represents a multiple-element arrangement for purposes of revenue recognition. The Company identified the following elements, based upon deliverables under the agreement: (i) worldwide license and transfer of technology and data; (ii) completion of the conduct of certain identified clinical trials related to Pracinostat; (iii) coordination of services provided by third-party vendors related to research and development activities, for which Helsinn has agreed to reimburse such third-party expenses; and (iv) the conduct of the POC study, for which Helsinn has agreed to share third-party expenses. The license was determined to represent a separate element as it has stand-alone value and is not dependent upon the performance of the research and development activities. The research and development elements, related to the conduct of clinical trials and services provided by third-party vendors, were determined to represent separate elements as they primarily represent pass through of services performed by third parties and therefore are sold separately by other vendors. The Company allocated the proceeds related to the agreement to the units of accounting using the relative selling price method. The Company determined the estimated selling price for the license using the assistance of a third-party valuation specialist, and the Company determined the estimated selling price for the research and development elements by using the prices charged by the respective third party vendors. Revenue of $3.8 million and $20.9 million, respectively, related to the license was recognized during the three and nine months ended March 31, 2017. Revenue related to the research and development elements of the arrangement are recognized based on the proportional performance of each research and development activity. Research and development revenues are recognized on a gross basis as the Company is the primary obligor and has discretion in supplier selection.

Contemporaneously with the Helsinn License Agreement, the Company entered into a Common Stock Purchase Agreement (the “Helsinn Equity Agreement”), dated as of August 5, 2016, with Helsinn Investment Fund SA (the “Purchaser”). Pursuant to the terms of the Helsinn Equity Agreement, the Purchaser agreed to purchase and the Company agreed to issue a number of shares of the Company’s common stock determined by dividing $5,000,000 by the volume weighted-average price for shares of the Company’s common stock for the 10-trading-day-period beginning on August 1, 2016 and ending on August 12, 2016 (the “VWAP”), rounded to the nearest whole share. The VWAP was $1.911 per share. Accordingly, on August 16, 2016, the Company issued 2,616,431 shares of common stock. The multiple-element arrangements guidance contains a presumption that separate contracts entered into at or near the same time with the same entity or related parties were negotiated together and should be evaluated as a single agreement. Therefore, the difference between the VWAP of $1.911 per share and the closing price of the Company’s common stock on August 5, 2016 of $1.61 per share, totaling $0.8 million, has been allocated as additional consideration related to the revenue elements.

Note 3.    Earnings (Loss) Per Share

Basic earnings (loss) and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and nine months ended March 31, 2017 and 2016. Diluted earnings per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Weighted average shares outstanding	36,772,428	34,155,997	36,323,624	34,155,997
Effect of vested restricted stock units	400,000	266,666	370,316	237,090

Weighted average shares used in calculating basic earnings per share	37,172,428	34,422,663	36,693,940	34,393,087
Effect of potentially dilutive common shares from equity awards	—	—	66,814	—

Weighted average shares used in calculating diluted earnings per share	37,172,428	34,422,663	36,760,754	34,393,087

Potentially dilutive shares shares excluded from calculation due to anti-dilutive effect	8,069,528	6,694,158	7,583,217	6,554,186

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

As of March 31, 2017, the Company leases approximately 8,800 square feet of office space for the Company’s executive and administrative offices. The monthly rental rate is approximately $29,000 during the remaining term of the lease, plus a pro-rata share of certain building expenses. The lease expires in June 2017. Total future minimum payments under the lease are $86,000 through June 30, 2017.

In April 2017, the Company entered into a lease agreement for approximately 13,700 square feet of office space at a monthly rental rate of approximately $44,000 per month during the term of the lease, commencing July 1, 2017 and expiring in May 2020.

Asset Purchase Agreement

In August 2012, the Company entered into a definitive asset purchase agreement with S*Bio Pte Ltd (“S*Bio”), pursuant to which the Company agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. In August 2012, the Company completed the asset purchase and issued 195,756 shares of common stock to S*Bio. The Company has also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 payable in cash, plus $500,000 payable in cash or in shares of the Company’s common stock, will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of March 31, 2017, the Company has accrued $0.7 million for potential future payments.

CyDex License Agreement

In September 2012, the Company entered into a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to the Company an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with the Company’s isoflavone-based drug compounds. The Company agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage on future sales of the Company’s approved drugs utilizing Captisol. Contemporaneously with the license agreement, the Company and CyDex entered into a commercial supply agreement pursuant to which the Company agreed to purchase 100% of its requirements for Captisol from CyDex. The Company may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of March 31, 2017, the Company has not accrued any amounts for potential future payments.

Note 5.    Short-Term Investments

As of March 31, 2017 and June 30, 2016, the Company’s short-term investments consisted of $45.1 million and $35.1 million, respectively, in U.S. government securities. The short-term investments held as of March 31, 2017 and June 30, 2016 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. Due to the short-term maturities of these instruments, the amortized cost approximates the related fair values. As of March 31, 2017 and June 30, 2016, the gross holding gains and losses were immaterial.

Note 6.    Stockholders’ Equity

Equity Transactions

Shelf Registration Statement

In April 2014, the Company filed a shelf registration statement on Form S-3 with the SEC (“shelf registration statement”). The shelf registration statement was declared effective by the SEC in April 2014. The shelf registration statement permits the Company to sell, from time to time, up to $150.0 million of common stock, preferred stock and warrants. As of March 31, 2017, there is $104.0 million aggregate value of securities available under the shelf registration statement. The shelf registration expired in April 2017.

Helsinn Equity Investment

On August 5, 2016, the Company entered into the Helsinn Equity Agreement. Pursuant to the terms of the Helsinn Equity Agreement, the Company issued 2,616,431 shares of common stock on August 16, 2016. The transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Warrants

As of March 31, 2017, there were outstanding warrants to purchase 315,484 shares of the Company’s common stock at an exercise price of $7.14 per share, which expire in May 2017, issued in conjunction with the Company’s May 2012 rights offering, and warrants to purchase 3,230,202 shares of the Company’s common stock at an exercise price of $3.12 per share, which expire in December 2017, issued in conjunction with its December 2012 private placement.

Note 7.    Share-based Compensation

The Company uses equity-based compensation programs to provide long-term performance incentives for its employees. These incentives consist primarily of stock options and restricted stock units (“RSUs”).

MEI Pharma’s 2008 Stock Omnibus Equity Compensation Plan (the “2008 Equity Plan”) provides for the grant of options and/or other share-based or share-denominated awards to the Company’s non-employee directors, officers, employees and advisors. The 2008 Equity Plan was initially adopted in 2008 and was amended and restated in 2011, 2013, 2014, and 2015. Effective December 1, 2016, the Company’s stockholders voted to further amend and restate the 2008 Equity Plan to increase the number of shares of common stock authorized for issuance under the plan to 10,186,000 shares, among other changes. As of March 31, 2017, there were 5,065,940 shares available for future grant under the 2008 Equity Plan.

Total share-based compensation expense for all stock awards consists of the following, in thousands:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Research and development	$213	$216	$695	$681
General and administrative	401	423	1,330	1,526

Total share-based compensation	$614	$639	$2,025	$2,207

Stock Options

Stock option activity for the nine months ended March 31, 2017 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2016	2,827,172	$4.29
Granted	1,527,083	1.37
Forfeited / Cancelled	(33,333)	1.36
Expired	(54,630)	9.15

Outstanding at March 31, 2017	4,266,292	$3.21	6.7	$467,597

Vested and exercisable at March 31, 2017	2,017,037	$4.54	4.9	$81,367

The fair value of each stock option granted during the nine months ended March 31, 2017 is estimated on the grant date under the fair value method using a Black-Scholes valuation model. Stock options granted to employees during the nine months ended March 31, 2017 vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors during the nine months ended March 31, 2017 vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. The RSU equity awards are measured using the grant date fair value of the Company’s common stock. The estimated fair values of the stock options and RSUs, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Nine Months Ended March 31,
	2017	2016
Risk-free interest rate	1.2%	1.7%
Expected life (years)	5.9	5.8
Expected volatility	108.2%	116.8%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$1.12	$1.35

As of March 31, 2017, there was $1.4 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.5 years.

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

In June 2016, the Company granted 364,726 RSUs to employees. Each RSU represents the contingent right to receive one share of the Company’s common stock. The RSUs were subject to performance criteria that were met in August 2016. The RSUs will vest in August 2018. The fair value of the RSUs was measured at $1.61 per unit on the date the performance criteria were met. Under the terms of the 2008 Plan, each of these RSUs is calculated as 1.25 shares of common stock for purposes of determining the number of shares available for future grant. There were 363,014 unvested RSUs outstanding as of March 31, 2017.

As of March 31, 2017, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was approximately $0.4 million and is expected to be recognized over approximately 1.3 years.

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

Our business purpose is the development of drugs for the treatment of cancer. Our portfolio of clinical drug candidates includes Pracinostat, an oral HDAC inhibitor that is being developed in combination with azacitidine for the treatment of patients with newly diagnosed AML who are ≥75 years of age or 18-74 years of age and unfit for intensive chemotherapy, and patients with high or very high-risk MDS. In August 2016, we entered into an exclusive worldwide license, development and commercialization agreement with Helsinn for Pracinostat in AML, MDS and other potential indications. Our clinical development portfolio also includes ME-401, an oral inhibitor of PI3K delta being developed for B-cell malignancies, and ME-344, a mitochondrial inhibitor that has shown evidence of clinical activity in refractory solid tumors. We own exclusive worldwide rights to ME-401 and ME-344.

Clinical Development Programs

HDAC Inhibitor Drug Candidate: Pracinostat

In August 2016, we announced that the FDA granted Breakthrough Therapy Designation for Pracinostat in combination with azacitidine for the treatment of patients with newly diagnosed AML who are unfit for intensive chemotherapy. In addition, agreement has been reached with the FDA on the proposed Phase III study design. According to the FDA, Breakthrough Therapy Designation is intended to expedite the development and review of drugs for serious or life-threatening conditions. The criteria for Breakthrough Therapy Designation require preliminary clinical evidence that demonstrates the drug may have substantial improvement on at least one clinically significant endpoint over available therapy.

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

In August 2016, we entered into an exclusive license, development and commercialization agreement with Helsinn, a Swiss pharmaceutical corporation, for Pracinostat in AML, MDS and other potential indications (“Helsinn License Agreement”). Under the terms of the agreement, Helsinn is granted a worldwide exclusive license to develop, manufacture and commercialize Pracinostat, and is primarily responsible for funding its global development and commercialization. As compensation for such grant of rights, we received payments of $20.0 million, including a $15.0 million upfront payment in August 2016 and a $5.0 million payment in March 2017. In addition, we will be eligible to receive up to $444 million in potential regulatory and sales-based milestones, along with royalty payments on the net sales of Pracinostat, which, in the U.S., are tiered and begin in the mid-teens.

As part of the Helsinn License Agreement, we will work with Helsinn to determine an optimal dosing regimen of Pracinostat in combination with azacitidine for the treatment of high and very high-risk MDS. The cost of this study will be shared by Helsinn and us and enrollment is anticipated to commence in the second quarter of calendar year 2017.

PI3K Delta Drug Candidate: ME-401

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

Results from a first-in-human, single ascending dose clinical study of ME-401 in healthy volunteers were presented at the American Association for Cancer Research Annual Meeting in April 2016. The data demonstrated on-target activity at very low plasma concentrations. In addition, the results from the study suggest that ME-401 has the potential for a superior pharmacokinetic and pharmacodynamic profile and an improved therapeutic window compared to idelalisib, with a half-life that supports once-daily dosing. In March 2016, the FDA approved our Investigational New Drug application for ME-401 in B-cell malignancies. A Phase Ib dose-escalation study of ME-401 in patients with relapsed/refractory CLL or follicular lymphoma opened for enrollment in September 2016. The goal of the study is to demonstrate an improved therapeutic window with repeated dosing in cancer patients. This study is now actively dosing patients and interim data are expected in June 2017.

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

In May 2015, we announced new pre-clinical data from a collaboration with the Spanish National Cancer Research Centre in Madrid showing mitochondria-specific effects of ME-344 in cancer cells, including substantially enhanced anti-tumor activity when combined with agents that inhibit the activity of vascular endothelial growth factor (“VEGF”). These new data demonstrate that the anti-cancer effects when combining ME-344 with a VEGF inhibitor are due to an inhibition of both mitochondrial and glycolytic metabolism. An investigator-sponsored study of ME-344 in combination with the VEGF inhibitor bevacizumab (marketed as Avastin®) in HER2-negative breast cancer opened for enrollment in August 2016. This study is now actively dosing patients and interim data are expected in December 2017.

Results of Operations

Three Months Ended March 31, 2017 and 2016

We had a net loss of $0.6 million for the three months ended March 31, 2017 compared to a net loss of $5.4 million for the three months ended March 31, 2016.

License Revenue: We recognized license revenue of $3.8 million for the three months ended March 31, 2017 compared to no license revenue for the three months ended March 31, 2016. The license revenue resulted from receipt of a $5.0 million payment from Helsinn in March 2017.

Research and Development Revenue: We recognized research and development revenue of $0.7 million for the three months ended March 31, 2017 compared to no research and development revenue for the three months ended March 31, 2016. The research and development revenue resulted from the recognition of fees allocated to research and development activities in accordance with the Helsinn License Agreement which was signed in August 2016.

Cost of Research and Development Revenue: We recognized cost of research and development revenue of $1.1 million for the three months ended March 31, 2017 compared to no cost of research and development revenue for the three months ended March 31, 2016. The cost of research and development revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses to support our research and development revenue.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations), pre-clinical study costs, costs to manufacture our drug candidates for non-clinical and clinical studies and salaries and other personnel costs. Research and development expenses decreased by $1.5 million to $1.9 million for the three months ended March 31, 2017 compared to $3.4 million for the three months ended March 31, 2016. The decrease was primarily due to a reduction in expenses related to Pracinostat pursuant to our license agreement with Helsinn, under which Helsinn will be primarily responsible for funding the development and commercialization of Pracinostat.

General and Administrative: General and administrative expenses increased by $0.2 million to $2.2 million for the three months ended March 31, 2017 compared to $2.0 million for the three months ended March 31, 2016. The increase is primarily due to higher levels of professional services expenses associated with the Helsinn License Agreement.

Other income or expense: We received interest and dividend income of $68,000 for the three months ended March 31, 2017 compared to $39,000 for the three months ended March 31, 2016. The increase was due to higher investment balances and higher yields during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Nine months Ended March 31, 2017 and 2016

We had net income of $7.0 million for the nine months ended March 31, 2017 compared to a net loss of $15.1 million for the nine months ended March 31, 2016.

License Revenue: We recognized license revenue of $20.9 million for the nine months ended March 31, 2017 compared to no license revenue for the nine months ended March 31, 2016. The license revenue resulted from the completion of the performance obligations related to the upfront license fees in accordance with the Helsinn License Agreement which was signed in August 2016.

Research and Development Revenue: We recognized research and development revenue of $1.9 million for the nine months ended March 31, 2017 compared to no research and development revenue for the nine months ended March 31, 2016. The research and development revenue resulted from the recognition of fees allocated to research and development activities in accordance with the Helsinn License Agreement which was signed in August 2016.

Cost of Research and Development Revenue: We recognized cost of research and development revenue of $4.0 million for the nine months ended March 31, 2017 compared to no cost of research and development revenue for the nine months ended March 31, 2016. The cost of research and development revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses to support our research and development revenue.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations), pre-clinical study costs, costs to manufacture our drug candidates for non-clinical and clinical studies and salaries and other personnel costs. Research and development expenses decreased by $4.2 million to $5.2 million for the nine months ended March 31, 2017 compared to $9.4 million for the nine months ended March 31, 2016. The decrease was primarily due to a reduction in clinical trial costs associated with Pracinostat and with ME-344, including a reduction of clinical trial costs of $1.9 million due to revisions in estimates of amounts that are owed to contract research organizations for clinical trials for Pracinostat and ME-344 that are at or near completion. In addition, expenses related to Pracinostat decreased pursuant to our license agreement with Helsinn, under which Helsinn will be primarily responsible for funding the development and commercialization of Pracinostat.

General and Administrative: General and administrative expenses increased by $1.0 million to $6.8 million for the nine months ended March 31, 2017 compared to $5.8 million for the nine months ended March 31, 2016. The increase is primarily due to professional services expenses associated with the Helsinn License Agreement during the nine months ended March 31, 2017.

Other income or expense: We received interest and dividend income of $192,000 for the nine months ended March 31, 2017 compared to $92,000 for the nine months ended March 31, 2016. The increase was due to higher yields during the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016.

Liquidity and Capital Resources

We have accumulated losses of $170.0 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2017, we had $56.8 million in cash, cash equivalents and short-term investments, which we believe will be sufficient to fund our operations through at least calendar year 2018. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities, license agreements or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash provided by operations for the nine months ended March 31, 2017 was $6.6 million compared to $14.4 million used in operations for the nine months ended March 31, 2016. The increase in cash provided by operations is primarily due to the $20.0 million in upfront payments received as part of the Helsinn License Agreement.

Net cash used in investing activities for the nine months ended March 31, 2017 was $10.0 million compared to net cash provided by investing activities of $9.9 million in the nine months ended March 31, 2016. Cash used in investing activities represents purchases of investments in short-term U.S. government securities in excess of maturities.

Net cash provided by financing activities for the nine months ended March 31, 2017 was $4.2 million, representing the equity investment made by Helsinn in a transaction related to the Helsinn License Agreement. There was no cash provided by financing activities during the nine months ended March 31, 2016.

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

As of March 31, 2017, we lease approximately 8,800 square feet of office space at a monthly rental rate of approximately $29,000 per month during the term of the lease, through June 2017.

In April 2017, we entered into a lease agreement for approximately 13,700 square feet of office space at a monthly rental rate of approximately $44,000 per month during the term of the lease, commencing July 1, 2017 and expiring in May 2020.

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

S*Bio Asset Purchase

In August 2012, we entered into a definitive asset purchase agreement with S*Bio, pursuant to which we agreed to acquire certain assets comprised of intellectual property and technology including rights to Pracinostat, in exchange for $500,000 of common stock. On August 22, 2012, we completed the asset purchase and issued 195,756 shares of common stock to S*Bio. We also agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 payable in cash, plus $500,000 payable in cash or in shares of the Company’s common stock, will be due upon the first dosing of a patient in a Phase III clinical trial or other pivotal trial, for any indication. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of March 31, 2017, the Company has accrued $0.7 million for potential future payments.

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

In August 2016, we entered into the Helsinn License Agreement. Under the terms of the agreement, Helsinn has been granted a worldwide exclusive license to develop, manufacture and commercialize Pracinostat, and is primarily responsible for funding its global development and commercialization. As compensation for such grant of rights, we received a $15.0 million upfront payment in August 2016 and an additional $5.0 million payment in March 2017. We will also receive reimbursement related to agreements entered into by MEI in anticipation of the upcoming Phase III study of Pracinostat by Helsinn as well as a Phase II study for Pracinostat in combination with azacitidine for the treatment of high and very high risk MDS, which will be conducted by MEI. The current expected external cost of the Phase II study will be shared equally by Helsinn and us. Enrollment in the Phase II study is anticipated to commence in the second quarter of calendar year 2017. We will be eligible to receive up to $444 million in potential regulatory and sales-based milestones, along with royalty payments on the net sales of Pracinostat.

We have determined that the exclusive license, development and commercialization agreement represents a multiple-element arrangement for purposes of revenue recognition. The Company identified the following elements, based upon deliverables under the agreement: (i) worldwide license and transfer of technology and data; (ii) completion of the conduct of certain identified clinical trials related to Pracinostat; (iii) coordination of services provided by third-party vendors related to research and development activities, for which Helsinn has agreed to reimburse such third-party expenses; and (iv) the conduct of the POC study, for which Helsinn has agreed to share third-party expenses. The license was determined to represent a separate element as it has stand-alone value and is not dependent upon the performance of the research and development activities. The research and development elements, related to the conduct of clinical trials and services provided by third-party vendors, were determined to represent separate elements as they primarily represent pass through of services performed by third parties and therefore are sold separately by other vendors. We allocated the proceeds related to the agreement to the units of accounting using the relative selling price method. We determined the estimated selling price for the license using the assistance of a third party valuation specialist, and we determined the estimated selling price for the research and development elements by using the prices charged by the respective third party vendors. Revenue of $22.8 million related to the license was recognized during the nine months ended March 31, 2017, pursuant to delivery of the technology and data transfer. Revenue related to the research and development elements of the arrangement are recognized based on the proportional performance of each research and development activity. Research and development revenues are recognized on a gross basis as the Company is the primary obligor and has discretion in supplier selection.

Contemporaneously with the Helsinn License Agreement, we entered into a Common Stock Purchase Agreement (the “Helsinn Equity Agreement”), dated as of August 5, 2016, with Helsinn Investment Fund SA (the “Purchaser”). Pursuant to the terms of the Helsinn Equity Agreement, the Purchaser agreed to purchase and we agreed to issue a number of shares of our common stock determined by dividing $5,000,000 by the volume weighted-average price for shares of our common stock for the 10-trading-day—period beginning on August 1, 2016 and ending on August 12, 2016 (the “VWAP”), rounded to the nearest whole share. The VWAP was $1.911 per share. Accordingly, on August 16, 2016, we issued 2,616,431 shares of common stock. The multiple-element arrangements guidance contains a presumption that separate contracts entered into at or near the same time with the same entity or related parties were negotiated together and should be evaluated as a single agreement. Therefore, the difference between the VWAP of $1.911 per share and the closing price of our common stock on August 5, 2016 of $1.61 per share, totaling $0.8 million, has been allocated as additional consideration related to the revenue elements.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016. The Company adopted this standard for the quarter ended December 31, 2016, and has applied the guidance in ASU 2014-15 to assess its ability to continue as a going concern. We have concluded that we do not have any issues related to our ability to continue as a going concern.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:	Defaults upon Senior Securities

None.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

None.

Item 6:	Exhibits

Exhibit Index

Exhibits

3.1	Second Amended and Restated By-Laws of MEI Pharma, Inc. adopted as of March 17, 2016

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

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

Date: May 3, 2017