Form 10-Q
period 2017-09-30
MEI Pharma, Inc.
filed 2017-11-08
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 37,014,947.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1:	Condensed Financial Statements - Unaudited

MEI PHARMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	June 30,
	2017	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,958	$8,458
Short term investments	40,065	45,107

Total cash, cash equivalents and short-term investments	47,023	53,565
Prepaid expenses and other current assets	641	1,758

Total current assets	47,664	55,323
Intangible assets, net	322	331
Property and equipment, net	45	50

Total assets	$48,031	$55,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$751	$585
Accrued liabilities	2,767	3,285
Deferred revenues	947	996

Total current liabilities	4,465	4,866

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 113,000 shares authorized; 36,950 and 36,772 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	—	—
Additional paid-in-capital	226,685	225,169
Accumulated deficit	(183,119)	(174,331)

Total stockholders’ equity	43,566	50,838

Total liabilities and stockholders’ equity	$48,031	$55,704

See accompanying notes.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2017	2016
Revenues:
Research and development revenue	$283	$1,096

Total revenues	283	1,096

Operating expenses:
Cost of research and development revenue	618	1,094
Research and development	6,064	1,646
General and administrative	2,488	2,680

Total operating expenses	9,170	5,420

Loss from operations	(8,887)	(4,324)

Other income (expense):
Interest and dividend income	100	55
Income tax expense	(1)	(1)

Net loss	$(8,788)	$(4,270)

Net loss per share, basic	$(0.24)	$(0.12)

Net loss per share, diluted	$(0.24)	$(0.12)

Shares used in computing net loss per share:
Basic	37,245	35,747

Diluted	37,245	35,747

See accompanying notes.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,788)	$(4,270)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	996	737
Depreciation and amortization	14	14
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,117	(910)
Accounts payable	166	(330)
Accrued liabilities	(18)	(2,005)
Deferred revenues	(49)	15,537

Net cash (used in) provided by operating activities	(6,562)	8,773

Cash flows from investing activities:
Purchases of property and equipment	—	(2)
Purchases of short-term investments	(4,999)	(20,054)
Proceeds from maturity of short-term investments	10,041	10,023

Net cash provided by (used in) investing activities	5,042	(10,033)

Cash flows from financing activities:
Proceeds from exercise of stock options	20	—
Proceeds from issuance of common stock	—	4,212

Net cash provided by financing activities	20	4,212

Net (decrease) increase in cash and cash equivalents	(1,500)	2,952
Cash and cash equivalents at beginning of the period	8,458	10,837

Cash and cash equivalents at end of the period	$6,958	$13,789

See accompanying notes.

MEI PHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	The Company

We are an oncology company focused on the clinical development of novel therapies for cancer. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP”.

Our business purpose is the development of drugs for the treatment of cancer. Our portfolio of clinical drug candidates includes pracinostat, an oral histone deacetylase (“HDAC”) inhibitor that is being developed in combination with azacitidine for the treatment of adults with newly diagnosed acute myeloid leukemia (“AML”) who are unfit for intensive chemotherapy, and patients with high or very high-risk myelodysplastic syndrome (“MDS”). In August 2016, we entered into an exclusive worldwide license, development and commercialization agreement with Helsinn Healthcare SA, a Swiss pharmaceutical corporation (“Helsinn”), for pracinostat in AML, MDS and other potential indications (the “Helsinn License Agreement”). Our clinical development portfolio also includes ME-401, an oral inhibitor of phosphatidylinositide 3-kinase (“PI3K”) delta being developed for B-cell malignancies, and voruciclib, an oral and selective cyclin-dependent kinase (“CDK”) inhibitor. In September 2017, we entered into an exclusive worldwide license, development, manufacturing and commercialization agreement with Presage Biosciences, Inc. (“Presage”) to acquire rights to voruciclib. We are also developing ME-344, a mitochondrial inhibitor that has shown evidence of clinical activity in refractory solid tumors. We own exclusive worldwide rights to ME-401, voruciclib and ME-344.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. We have evaluated subsequent events through the date the financial statements were issued.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2017, included in our Annual Report on Form 10-K (“2017 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on September 5, 2017. Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. We use estimates that affect the reported amounts (including assets, liabilities, revenues and expenses) and related disclosures. Actual results could materially differ from those estimates.

Revenue Recognition

Payments received under commercial arrangements, such as licensing technology rights, may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, and royalties on the sale of products. We consider a variety of factors in determining the appropriate method of accounting under our license agreements, including whether the various elements can be separated and accounted for individually as separate units of accounting.

Multiple Element Arrangements

Deliverables under an arrangement will be separate units of accounting, provided (i) a delivered item has value to the customer on a standalone basis; and (ii) the arrangement includes a general right of return relative to the delivered item, and delivery or performance of the undelivered item is considered probable and substantially in our control.

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

License Fee Revenue

Non-refundable, up-front fees that are not contingent on any future performance by us and require no consequential continuing involvement on our part are recognized as revenue when the license term commences and the licensed data, technology or product is delivered. We defer recognition of non-refundable upfront license fees if it has continuing performance obligations, without which the licensed data, technology, or product has no utility to the licensee separate and independent of our performance under the other elements of the applicable arrangement. The specific methodology for the recognition of the revenue is determined on a case-by-case basis according to the facts and circumstances of the applicable agreement.

Research and Development Revenue

Research and development revenue represents ratable recognition of fees allocated to research and development activities. We defer recognition of research and development revenue until the performance of the related research and development activities has occurred. Research and development revenue for the three months ended September 30, 2017 and 2016 related to services provided by third-party vendors related to research and development activities performed under the Helsinn License Agreement (Note 2).

Cost of Research and Development Revenue

Cost of research and development revenue primarily includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses to support our research and development revenue. All cost of research and development revenue related to expenses incurred in connection with our development activities in accordance with the Helsinn License Agreement.

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

Share-Based Compensation

Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, we estimate the grant date fair value using a Black-Scholes valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. We estimate the expected future volatility based on the stock’s historical price volatility. The stock’s future volatility may differ from the estimated volatility at the grant date. For RSU equity awards, we estimate the grant date fair value using our closing stock price on the date of grant. Share-based compensation recorded in the statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. We recognize the value of the awards over the awards’ requisite service or performance periods. The requisite service period is generally the time over which our share-based awards vest.

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2017 and June 30, 2017, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in our ownership may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The FASB Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of September 30, 2017 or June 30, 2017.

There have been no material changes in our unrecognized tax benefits since June 30, 2017, and, as such, the disclosures included in our 2017 Annual Report on Form 10-K for the year ended June 30, 2017 continue to be relevant for the three-month period ended September 30, 2017.

Recent Accounting Pronouncements

Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-01 (“ASU 2017-01”), Business Combinations (Topic 804): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update should be applied prospectively on or after the effective date. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted for acquisition or deconsolidation transactions occurring before the issuance date or effective date and only when the transactions have not been reported in issued or made available for issuance financial statements. We elected to early adopt ASU 2017-01 prospectively as of July 1, 2017, and this guidance was used in our assessment of the Presage License Agreement (Note 3).

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for us in our first quarter of fiscal 2019. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-11, Revenue from Contracts with Customers and Derivatives and Hedging - Rescission of SEC Guidance; and ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients. We are in the process of evaluating the transition method that will be elected and the impact of adoption on our financial statements.

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

In August 2016, we entered into the Helsinn License Agreement. Under the terms of the agreement, Helsinn was granted a worldwide exclusive license to develop, manufacture and commercialize pracinostat, and is primarily responsible for funding its global development and commercialization. As compensation for such grant of rights, we received payments of $20.0 million, including a $15.0 million payment in August 2016 and a $5.0 million payment in March 2017. In addition, we are eligible to receive up to $444 million in potential regulatory and sales-based milestones, along with royalty payments on the net sales of pracinostat, which, in the U.S., are tiered and begin in the mid-teens.

We determined that the exclusive license, development and commercialization agreement represents a multiple-element arrangement for purposes of revenue recognition. We identified the following elements, based upon deliverables under the agreement: (i) worldwide license and transfer of technology and data; (ii) completion of the conduct of certain identified clinical trials related to pracinostat; (iii) coordination of services provided by third-party vendors related to research and development activities, for which Helsinn has agreed to reimburse such third-party expenses; and (iv) the conduct of the POC study, for which Helsinn has agreed to share third-party expenses. The license was determined to represent a separate element as it has stand-alone value and is not dependent upon the performance of the research and development activities. The research and development elements, related to the conduct of clinical trials and services provided by third-party vendors, were determined to represent separate elements as they primarily represent pass through of services performed by third parties and therefore are sold separately by other vendors. We allocated the proceeds related to the agreement to the units of accounting using the relative selling price method. We determined the estimated selling price for the license using an income approach. We determined the estimated selling price for the research and development elements based on estimated fulfillment costs plus a normal profit margin. During the three months ended September 30, 2016, we deferred approximately $15.5 million in license revenue until we completed the technology and data transfer to Helsinn during the three months ended December 31, 2016. Revenues related to the research and development elements of the arrangement are recognized based on the proportional performance of each research and development activity. Research and development revenues are recognized on a gross basis as we are the primary obligor and have discretion in supplier selection.

Note 3.	Presage License Agreement

In September 2017, we entered into a license agreement with Presage (“Presage License Agreement”). Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage an up-front payment of $1.9 million and will make an additional near-term payment of $1.0 million, which is included in accrued liabilities as of September 30, 2017. With respect to the first indication, an incremental $2.0 million payment, due upon dosing of the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees. The up-front and near term payments totaling $2.9 million are included in research and development expenses for the three months ended September 30, 2017.

Note 4.	Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three months ended September 30, 2017 and 2016. Diluted loss per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

The following table presents the calculation of weighted average shares used to calculate basic and diluted loss per share (in thousands):

	Three Months Ended September 30,
	2017	2016
Weighted average shares outstanding	36,845	35,436
Effect of vested restricted stock units	400	311

Weighted average shares used in calculating basic earnings per share	37,245	35,747

Potentially dilutive shares shares excluded from calculation due to anti-dilutive effect	9,179	8,122

Note 5.	Commitments and Contingencies

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

We have leased approximately 13,700 square feet of office space, located at 3611 Valley Centre Drive, San Diego, California 92130. The location houses our executive and administrative offices. The lease commenced in June 2017 and expires in May 2020. The monthly rental rate is approximately $44,000 over the remaining lease term, plus a pro rata share of certain building expenses. The remaining contractual obligation is $1.4 million.

Presage License Agreement

As discussed in Note 3, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus 166,527 shares of our common stock having a value of $500,000 was paid during the three months ended September 30, 2017 upon the first dosing of a patient in a Phase III clinical trial. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of September 30, 2017, we have not accrued any amounts for potential future milestone payments.

CyDex License Agreement

We are party to a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to us an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with our isoflavone-based drug compounds. We agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of our approved drugs utilizing Captisol. Contemporaneously with the license agreement, CyDex and us entered into a commercial supply agreement pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. We may terminate both the license agreement and the supply agreement at any time upon 90 days’ prior written notice. As of September 30, 2017, we have not accrued any amounts for potential future payments.

Note 6.	Short-Term Investments

As of September 30, 2017 and June 30, 2017, our short-term investments consisted of $40.1 million and $45.1 million, respectively, in U.S. government securities. The short-term investments held as of September 30, 2017 and June 30, 2017 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. Due to the short-term maturities of these instruments, the amortized cost approximates the related fair values. As of September 30, 2017 and June 30, 2017, the gross holding gains and losses were immaterial.

Note 7.	Stockholders’ Equity

Equity Transactions

Shelf Registration Statement

In May 2017, we filed a shelf registration statement on Form S-3 with the SEC (the “shelf registration statement”). The shelf registration statement was declared effective by the SEC in May 2017. The shelf registration statement permits us to sell, from time to time, up to $150.0 million of common stock, preferred stock and warrants. As of September 30, 2017, there is $150.0 million aggregate value of securities available under the shelf registration statement.

Helsinn Equity Investment

In August 2016, contemporaneously with the Helsinn License Agreement, we entered into a Common Stock Purchase Agreement with Helsinn (“Helsinn Equity Agreement”). Pursuant to the terms of the Helsinn Equity Agreement, we issued 2,616,431 shares of common stock in exchange for $5.0 million in August 2016. The transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Warrants

As of September 30, 2017, there were outstanding warrants to purchase 3,230,202 shares of our common stock at an exercise price of $3.12 per share, which expire in December 2017, issued in conjunction with our December 2012 private placement.

Note 8.	Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and restricted stock units (“RSUs”).

MEI Pharma’s 2008 Stock Omnibus Equity Compensation Plan (the “2008 Equity Plan”) provides for the grant of options and/or other share-based or share-denominated awards to our non-employee directors, officers, employees and advisors. The 2008 Equity Plan was initially adopted in 2008 and was amended and restated in 2011, 2013, 2014, and 2015. Effective December 1, 2016, our stockholders voted to further amend and restate the 2008 Equity Plan to increase the number of shares of common stock authorized for issuance under the plan to 10,186,000 shares, among other changes. As of September 30, 2017, there were 3,661,161 shares available for future grant under the 2008 Equity Plan.

Total share-based compensation expense for all stock awards consists of the following, (in thousands):

	Three Months Ended September 30,
	2017	2016
Research and development	$284	$239
General and administrative	712	498

Total share-based compensation	$996	$737

Stock Options

Stock option activity for the three months ended September 30, 2017 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2017	4,259,083	$3.21
Granted	1,592,000	2.84
Exercised	(11,207)	1.73
Forfeited / Cancelled	(70,778)	2.45
Expired	(72,343)	3.01

Outstanding at September 30, 2017	5,696,755	$3.12	7.3	$3,458,176

Vested and exercisable at September 30, 2017	2,653,495	$3.96	5.4	$1,787,193

The fair value of each stock option granted during the three months ended September 30, 2017 is estimated on the grant date under the fair value method using a Black-Scholes valuation model. Stock options granted to employees during the three months ended September 30, 2017 vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors during the three months ended September 30, 2017 vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. The RSU equity awards are measured using the grant date fair value of our common stock. The estimated fair values of the stock options and RSUs, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Three Months Ended September 30,
	2017	2016
Risk-free interest rate	2.1%	1.2%
Expected life (years)	5.9	5.9
Expected volatility	97.6%	108.2%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$2.21	$1.12

As of September 30, 2017, there was $3.6 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

In March 2013, the Compensation Committee of the Board of Directors granted 400,000 RSUs to our Chief Executive Officer, Dr. Daniel P. Gold. Each RSU represents the contingent right to receive one share of our common stock. One-third of the RSUs vested on August 30, 2014, one-third vested on August 30, 2015, and the remaining one-third vested on August 30, 2016. The shares underlying the RSUs will be delivered to Dr. Gold on the earliest to occur of (i) March 29, 2018, (ii) Dr. Gold’s death, disability or separation from service from us for any reason, or (iii) a change in control involving us. The fair value of the RSUs on the date of grant was $3.5 million. The grant date fair value per unit was $8.63.

In June 2016, we granted 364,726 RSUs to employees. Each RSU represents the contingent right to receive one share of our common stock. The RSUs were subject to performance criteria that were met in August 2016. The RSUs will vest in August 2018. The fair value of the RSUs was measured at $1.61 per unit on the date the performance criteria were met. Under the terms of the 2008 Plan, each of these RSUs is calculated as 1.25 shares of common stock for purposes of determining the number of shares available for future grant. There were 342,467 unvested RSUs outstanding as of September 30, 2017.

As of September 30, 2017, unrecognized compensation expense related to the unvested portion of our RSUs was approximately $0.2 million and is expected to be recognized over approximately 0.8 years.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” in our 2017 Annual Report, and elsewhere in this report, including, among other things:

•	our inability to obtain required additional financing or financing available to us on acceptable terms, or at all, which may cause us to delay, scale-back or eliminate plans related to development of our drug candidates;

•	Helsinn or other parties with which we have entered into collaboration, license, development and/or commercialization agreements may not satisfy their obligations under the agreements which could impact future revenues;

•	we are in early stage clinical studies for our product candidates on which our development plans are based; clinical studies by their nature typically have a high level of risk and may not produce successful results;

•	the results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates may not have favorable results in later studies or trials;

•	our inability to maintain or enter into, and the risks resulting from our dependence upon, contractual arrangements necessary for the clinical development, manufacture, commercialization, marketing, sales and distribution of our product candidates;

•	costs and delays in our clinical development programs and/or receipt of U.S. Food and Drug Administration (“FDA”) or other required foreign and domestic governmental or regulatory approvals, or the failure to obtain such approvals, for our product candidates;

•	the FDA’s interpretation and our interpretation of data from preclinical and clinical studies may differ significantly;

•	our failure to successfully commercialize our product candidates;

•	pricing regulations, third-party reimbursement practices and healthcare reform initiatives;

•	the failure of any products to gain market acceptance;

•	our reliance on third parties to conduct our clinical trials and manufacture our products;

•	our inability to control the costs of manufacturing our products;

•	our reliance on acquisitions or licenses from third parties to expand our pipeline of drug candidates;

•	competition and competitive factors;

•	our inability to protect our patents or proprietary rights and obtain necessary rights to third party patents and intellectual property to operate our business;

•	our inability to operate our business without infringing the patents and proprietary rights of others;

•	costs stemming from our defense against third party intellectual property infringement claims;

•	general economic conditions;

•	our ability to attract and retain key employees;

•	technological changes;

•	cybersecurity;

•	government regulation generally;

•	changes in industry practice; and

•	one-time events.

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

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Past performance may not be an indicator of future results. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our 2017 Annual Report, as filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

Overview and Recent Developments

We are an oncology company focused on the clinical development of novel therapies for cancer. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP”.

Our business purpose is the development of drugs for the treatment of cancer. Our portfolio of clinical drug candidates includes pracinostat, an oral HDAC inhibitor that is being developed in combination with azacitidine for the treatment of adults with newly diagnosed AML who are unfit for intensive chemotherapy, and patients with high or very high-risk MDS. In August 2016, we entered into an exclusive worldwide license, development and commercialization agreement with Helsinn, for pracinostat in AML, MDS and other potential indications. Our clinical development portfolio also includes ME-401, an oral inhibitor of PI3K delta being developed for B-cell malignancies, and voruciclib, an oral and selective CDK inhibitor. In September 2017, we entered into an exclusive worldwide license, development, manufacturing and commercialization agreement with Presage for voruciclib. We are also developing ME-344, a mitochondrial inhibitor that has shown evidence of clinical activity in refractory solid tumors. We own exclusive worldwide rights to ME-401, voruciclib and ME-344.

Clinical Development Programs

HDAC Inhibitor Drug Candidate: Pracinostat

In August 2016, the FDA granted Breakthrough Therapy Designation for pracinostat in combination with the hypomethylating agent, azacitidine, for the treatment of patients with newly diagnosed AML who are unfit for intensive chemotherapy. According to the FDA, Breakthrough Therapy Designation is intended to expedite the development and review of drugs for serious or life-threatening conditions. The criteria for Breakthrough Therapy Designation require preliminary clinical evidence that demonstrates the drug may have substantial improvement on at least one clinically significant endpoint over available therapy.

The Breakthrough Therapy Designation is supported by data from a Phase II study of pracinostat plus azacitidine in elderly patients with newly diagnosed AML who are not candidates for induction chemotherapy. The study showed a median overall survival of 19.1 months and a complete response (“CR”) rate of 42% (21 of 50 patients). These data compare favorably to a recent international Phase III study of azacitidine (AZA-001; Dombret et al. Blood. 2015 May 18), which showed a median overall survival of 10.4 months with azacitidine alone and a CR rate of 19.5% in a similar patient population. The combination of pracinostat and azacitidine was generally well tolerated, with no unexpected toxicities. The most common grade 3/4 treatment-emergent adverse events included febrile neutropenia, thrombocytopenia, anemia and fatigue. These results were presented at the American Society of Hematology (“ASH”) Annual Meeting in December 2016.

In August 2016, we entered into an exclusive license, development and commercialization agreement with Helsinn for pracinostat in AML, MDS and other potential indications. Under the terms of the agreement, Helsinn was granted a worldwide exclusive license to develop, manufacture and commercialize pracinostat, and is primarily responsible for funding its global development and commercialization. As compensation for such grant of rights, we received payments of $20.0 million. In addition, we are eligible to receive up to $444 million in potential regulatory and sales-based milestones, along with royalty payments on the net sales of pracinostat, which, in the U.S., are tiered and begin in the mid-teens.

In July 2017, the first patient was dosed in a pivotal Phase III study of pracinostat in combination with azacitidine in adults with newly diagnosed AML who are unfit to receive intensive induction chemotherapy. This randomized, double-blind, placebo-controlled study will enroll approximately 500 eligible patients worldwide. Patients will be randomized 1:1 to receive pracinostat or placebo with azacitidine as background therapy. The primary endpoint of the study is overall survival. Secondary endpoints include morphologic CR rate, event-free survival and duration of CR. Helsinn is responsible for the conduct and funding of this Phase III study.

As part of the Helsinn License Agreement, we are working with Helsinn to determine an optimal dosing regimen of pracinostat in combination with azacitidine for the treatment of higher risk MDS. In June 2017, the first patient was dosed in a Phase II dose-optimization study of pracinostat in combination with azacitidine in patients with high and very high risk MDS who are previously untreated with hypomethylating agents. The two-stage study will be conducted at approximately 25 sites and is expected to enroll up to 120 patients. Data from the first stage is expected in the first half of 2018. We are responsible for the conduct of this Phase II study, the cost of which will be shared by Helsinn. Helsinn will be responsible for funding any further studies.

PI3K Delta Drug Candidate: ME-401

We own exclusive worldwide rights to ME-401, a PI3K delta inhibitor. PI3K delta inhibitors are a class of drugs that has shown promise in the treatment of B-cell malignancies, but the approved oral P13K delta inhibitor idelalisib (marketed as Zydelig®) and the recently approved intravenous PI3K alpha/delta inhibitor copanlisib (marketed as Aliqopa®) have shown particular toxicities. We believe this provides an opportunity for the development of a differentiated oral drug that can produce therapeutic responses at a safe, effective dose.

Results from a first-in-human, single ascending dose clinical study of ME-401 in healthy volunteers were presented at the American Association for Cancer Research Annual Meeting in April 2016. The data demonstrated on-target activity at very low plasma concentrations. In addition, the results from the study suggest that ME-401 has the potential for a superior pharmacokinetic and pharmacodynamic profile and an improved therapeutic window compared to idelalisib, with a half-life that supports once-daily dosing

We are currently conducting a Phase Ib, open-label, dose-escalation study of ME-401 in relapsed/refractory chronic lymphocytic leukemia (“CLL”) and follicular lymphoma. In May 2017, an independent safety review committee completed its review of the first cohort of six evaluable patients. The committee found no dose-limiting toxicities with a response rate in excess of 50%, declared a minimum biologically effective dose (“mBED”) for ME-401 at the starting dose of 60 mg and recommended escalation to a 120 mg dose cohort. In August 2017, the safety review committee completed its review of the six patients in the 120 mg dose cohort as well as six additional patients at 60 mg. Once again, the committee found no dose-limiting toxicities with a response rate in excess of 50% and recommended escalation to a 180 mg dose cohort. We plan to submit long-term safety and efficacy data from this study for presentation at an upcoming scientific meeting in the first half of 2018.

CDK Inhibitor Drug Candidate: Voruciclib

In September 2017, we entered into an exclusive worldwide license, development, manufacturing and commercialization agreement with Presage for voruciclib, an oral and selective CDK inhibitor. Under the terms of the Presage License Agreement, Presage granted us exclusive worldwide rights to develop, manufacture and commercialize voruciclib. We are solely responsible for the global development and commercialization of potential products under this license agreement and are solely responsible for the costs related thereto. We will pay Presage near-term payments of up to $2.9 million and additional potential payments of up to $181 million upon the achievement of certain development, regulatory and commercial milestones. Presage will also receive mid-single-digit tiered royalties on the net sales of product successfully developed.

Voruciclib is a selective CDK inhibitor differentiated by its potent inhibition of CDK9. Voruciclib (formerly P1446A) has been tested in more than 70 patients in multiple Phase I studies and has been associated with manageable side effects consistent with other drugs in its class, including nausea, vomiting and diarrhea. In pre-clinical studies, voruciclib alone induces cell death in multiple patient-derived chronic lymphocytic leukemia (CLL) samples. In addition, in preclinical studies, voruciclib shows dose-dependent suppression of MCL1 at concentrations achievable with doses that appeared to be generally well tolerated in the Phase I studies. Studies have shown that MCL1 is an established resistance mechanism to the B-cell lymphoma 2 (BCL2) inhibitor venetoclax (marketed as Venclexta™). We plan to initiate a Phase I/II clinical study of voruciclib as a single agent and subsequently in combination with venetoclax.

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

In May 2015, we announced pre-clinical data from a collaboration with the Spanish National Cancer Research Centre in Madrid showing mitochondria-specific effects of ME-344 in cancer cells, including substantially enhanced anti-tumor activity when combined with agents that inhibit the activity of vascular endothelial growth factor (“VEGF”). These data demonstrate that the anti-cancer effects when combining ME-344 with a VEGF inhibitor are due to an inhibition of both mitochondrial and glycolytic metabolism. An investigator-sponsored study of ME-344 in combination with the VEGF inhibitor bevacizumab (marketed as Avastin®) in human epidermal growth factor receptor 2 (“HER2”)-negative breast cancer opened for enrollment in August 2016. This study is now actively dosing patients and interim results are expected in the first half of 2018.

Results of Operations

Three Months Ended September 30, 2017 and 2016

We had a net loss of $8.8 million for the three months ended September 30, 2017 compared to a net loss of $4.3 million for the three months ended September 30, 2016.

Research and Development Revenue: We recognized research and development revenue of $0.3 million for the three months ended September 30, 2017 compared to $1.1 million for the three months ended September 30, 2016. The research and development revenue resulted from the recognition of fees allocated to research and development activities in accordance with the Helsinn License Agreement.

Expenses:

The following is a summary of our research and development expenses, including cost of research and development revenue, to supplement the more detailed discussions below. The dollar values in the following table are in thousands.

	Three Months Ended September 30,
	2017	2016
Research and development expenses
Pracinostat	$727	$1,251
ME-401	1,456	467
Voruciclib	2,955	—
ME-344	177	(398)
Other	1,367	1,420

Total research and development expenses	$6,682	$2,740

Cost of Research and Development Revenue: We recognized cost of research and development revenue of $0.6 million for the three months ended September 30, 2017 compared to $1.1 million for the three months ended September 30, 2016. The cost of research and development revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses to support our research and development revenue. All costs of research and development revenue relate to expenses incurred in connection with our development activities in accordance with the Helsinn License Agreement.

Research and Development: Research and development expenses consist primarily of clinical trial costs (including payments to CROs), pre-clinical study costs, costs to manufacture our drug candidates for non-clinical and clinical studies and salaries and other personnel costs. Research and development expenses increased by $4.5 million to $6.1 million for the three months ended September 30, 2017 compared to $1.6 million for the three months ended September 30, 2016. The increase was primarily due to $2.9 million related to the voruciclib license, a $1.0 million increase in drug manufacturing expenses for ME-401, a $0.6 million decrease in costs associated with pracinostat pursuant to the Helsinn License Agreement whereby Helsinn is primarily responsible for the costs to continue to develop pracinostat, and a $0.6 million increase in clinical trial costs associated with ME-344.

General and Administrative: General and administrative expenses decreased by $0.2 million to $2.5 million for the three months ended September 30, 2017 compared to $2.7 million for the three months ended September 30, 2016. The decrease is primarily due to non-recurring professional services expenses associated with the Helsinn License Agreement which were incurred during the three months ended September 30, 2016.

Other income or expense: We received interest and dividend income of $100,000 for the three months ended September 30, 2017 compared to $55,000 for the three months ended September 30, 2016. The increase was due to higher investment balances and higher yields during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Liquidity and Capital Resources

We have accumulated losses of $183.1 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2017, we had $47.0 million in cash, cash equivalents and short-term investments, which we believe will be sufficient to fund our operations into calendar year 2019. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities, license agreements or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operating activities for the three months ended September 30, 2017 was $6.6 million. This compares to $8.8 million provided by operating activities for the three months ended September 30, 2016, which included the $15.0 million upfront payment received as part of the Helsinn License Agreement.

Net cash provided by investing activities for the three months ended September 30, 2017 was $5.0 million compared to net cash used in investing activities of $10.0 million in the three months ended September 30, 2016. Cash provided by investing activities represents maturities of investments in short-term U.S. government securities in excess of purchases. Cash used in investing activities represents purchases of investments in short-term U.S. government securities in excess of maturities.

Net cash provided by financing activities for the three months ended September 30, 2017 was $20,000 compared to $4.2 million for the three months ended September 30, 2016. Cash provided during the three months ended September 30, 2016 represents the equity investment made by Helsinn in a transaction related to the Helsinn License Agreement.

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

We have leased approximately 13,700 square feet of office space, located at 3611 Valley Centre Drive, San Diego, California 92130. The location houses our executive and administrative offices. The lease commenced in June 2017 and expires in May 2020. The monthly rental rate is approximately $44,000 over the remaining lease term, plus a pro rata share of certain building expenses. The remaining contractual obligation is $1.4 million.

Presage License Agreement

In September 2017, we entered into the Presage License Agreement. Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage an up-front payment of $1.9 million and will make an additional near-term payment of $1.0 million, which is included in accrued liabilities as of September 30, 2017. With respect to the first indication, an incremental $2.0 million payment, due upon dosing the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million up to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus 166,527 shares of our common stock having a value of $500,000 was paid during the three months ended September 30, 2017 upon the first dosing of a patient in a Phase III clinical trial. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of September 30, 2017, we have not accrued any amounts for potential future milestone payments.

CyDex License Agreement

We are party to a license agreement with CyDex. Under the license agreement, CyDex granted to us an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with our two isoflavone-based drug compounds. We agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of our approved drugs utilizing Captisol. Contemporaneously with the license agreement, CyDex and us entered into a commercial supply agreement pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. We may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of September 30, 2017, we have not accrued any amounts for potential future payments.

Critical Accounting Policies and Management Estimates

We describe our significant accounting policies in Note 1, The Company and Summary of Significant Accounting Policies, of the notes to financial statements included in our 2017 Annual Report. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Annual Report. There have been no changes in our significant accounting policies or critical accounting estimates since June 30, 2017.

Recent Accounting Pronouncements

See Note 1 to the Financial Statements included in Item 1 of this Quarterly Report.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1:	Legal Proceedings

None.

Item 1A:	Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those included in our 2017 Annual Report.

Risks Related to our Business and Industry

We are subject to significant obligations to Presage in connection with our license of voruciclib, which could adversely affect the overall profitability of any products we may seek to commercialize, and our license of voruciclib, the development and commercialization of which we are solely responsible for, may never become profitable.

In September 2017, we entered into the Presage License Agreement. Under the terms of the agreement, Presage granted us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we are obligated to pay Presage near-term payments of up to $2.9 million and additional potential payments of up to $181 million upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed pursuant to such agreement. We may be obligated to make milestone or royalty payments when we do not have the cash on hand to make these payments or have available cash for our other development efforts. These milestone and royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In addition, if we fail to comply with our obligations under the license agreement, Presage may have the right to terminate the agreement. In such a case, we would lose our rights to the intellectual property covered by the license agreement and we would not be able to develop, manufacture or commercialize voruciclib and may face other penalties.

The profitability of our license agreement with Presage depends on the successful development, regulatory approval and commercialization of voruciclib. We are solely responsible for the development and commercialization of voruciclib, including the related costs. Drug development is a long, expensive and uncertain process and delay or failure can occur at any stage of our clinical trials. We cannot be certain that we will ever receive regulatory approval for voruciclib or that it will be successfully commercialized, even if approved.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:	Defaults upon Senior Securities

None.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

None.

Item 6:	Exhibits

Exhibit Index

Exhibits

10.1	License Agreement, dated as of September 5, 2017, by and between MEI Pharma, Inc. and Presage Biosciences, Inc.*

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

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

Date: November 7, 2017