Form 10-Q
period 2017-12-31
MEI Pharma, Inc.
filed 2018-02-08
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 6, 2018, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 37,052,361.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1:	Condensed Financial Statements - Unaudited

MEI PHARMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2017	June 30, 2017
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,339	$8,458
Short term investments	35,102	45,107

Total cash, cash equivalents and short-term investments	42,441	53,565
Prepaid expenses and other current assets	772	1,758

Total current assets	43,213	55,323
Intangible assets, net	314	331
Property and equipment, net	40	50

Total assets	$43,567	$55,704

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,089	$585
Accrued liabilities	3,230	3,285
Deferred revenues	890	996

Total current liabilities	5,209	4,866

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 113,000 shares authorized; 37,052 and 36,772 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	—	—
Additional paid-in-capital	227,556	225,169
Accumulated deficit	(189,198)	(174,331)

Total stockholders’ equity	38,358	50,838

Total liabilities and stockholders’ equity	$43,567	$55,704

See accompanying notes.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenues:
License revenue	$—	$17,101	$—	$17,101
Research and development revenue	358	98	641	1,194

Total revenues	358	17,199	641	18,295

Operating expenses:
Cost of research and development revenue	728	1,771	1,346	2,865
Research and development	3,444	1,642	9,508	3,288
General and administrative	2,358	1,970	4,846	4,650

Total operating expenses	6,530	5,383	15,700	10,803

(Loss) income from operations	(6,172)	11,816	(15,059)	7,492

Other income (expense):
Interest and dividend income	93	69	193	124
Income tax expense	—	—	(1)	(1)

Net (loss) income	$(6,079)	$11,885	$(14,867)	$7,615

Net (loss) income per share, basic	$(0.16)	$0.32	$(0.40)	$0.21

Net (loss) income per share, diluted	$(0.16)	$0.32	$(0.40)	$0.21

Shares used in computing net (loss) income per share:
Basic	37,414	37,172	37,390	36,460

Diluted	37,414	37,217	37,390	36,501

See accompanying notes.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(14,867)	$7,615
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share-based compensation	1,698	1,411
Depreciation and amortization	27	29
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	986	(1,837)
Accounts payable	504	(697)
Accrued liabilities	445	(1,495)
Deferred revenues	(106)	—

Net cash (used in) provided by operating activities	(11,313)	5,026

Cash flows from investing activities:
Purchases of property and equipment	—	(2)
Purchases of short-term investments	(15,038)	(30,080)
Proceeds from maturity of short-term investments	25,043	25,057

Net cash provided by (used in) investing activities	10,005	(5,025)

Cash flows from financing activities:
Proceeds from exercise of stock options	189	—
Proceeds from issuance of common stock	—	4,212

Net cash provided by financing activities	189	4,212

Net (decrease) increase in cash and cash equivalents	(1,119)	4,213
Cash and cash equivalents at beginning of the period	8,458	10,837

Cash and cash equivalents at end of the period	$7,339	$15,050

See accompanying notes.

MEI PHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company

We are an oncology company focused on the clinical development of novel therapies for cancer. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP”.

Our business purpose is the development of drugs for the treatment of cancer. Our portfolio of clinical drug candidates includes pracinostat, an oral histone deacetylase (“HDAC”) inhibitor that is being developed in combination with azacitidine for the treatment of adults with newly diagnosed acute myeloid leukemia (“AML”) who are unfit for intensive chemotherapy, and patients with high or very high-risk myelodysplastic syndrome (“MDS”). In August 2016, we entered into an exclusive worldwide license, development and commercialization agreement with Helsinn Healthcare SA, a Swiss pharmaceutical corporation (“Helsinn”), for pracinostat in AML, MDS and other potential indications (the “Helsinn License Agreement”). Our clinical development portfolio also includes ME-401, an oral inhibitor of phosphatidylinositide 3-kinase (“PI3K”) delta being developed for B-cell malignancies, and voruciclib, an oral and selective cyclin-dependent kinase (“CDK”) inhibitor. In September 2017, we entered into an exclusive worldwide license, development, manufacturing and commercialization agreement with Presage Biosciences, Inc. (“Presage”) to acquire rights to voruciclib. We are also developing ME-344, a mitochondrial inhibitor that has shown preliminary evidence of clinical activity in a Phase I study in refractory solid tumors and which is currently being studied in combination with bevacizumab (marketed as Avastin®) in patients with human epidermal growth factor receptor 2 (“HER2”) negative breast cancer. We own exclusive worldwide rights to ME-401, voruciclib and ME-344.

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

License Revenue

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

Research and Development Revenue

Research and development revenue represents ratable recognition of fees allocated to research and development activities. We defer recognition of research and development revenue until the performance of the related research and development activities has occurred. Research and development revenue for the three and six months ended December 31, 2017 and 2016 related to services provided by third-party vendors related to research and development activities performed under the Helsinn License Agreement (Note 2).

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

Share-Based Compensation

Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, we estimate the grant date fair value using a Black-Scholes valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. We estimate the expected future volatility based on the stock’s historical price volatility. The stock’s future volatility may differ from the estimated volatility at the grant date. For restricted stock unit (“RSU”) equity awards, we estimate the grant date fair value using our closing stock price on the date of grant. We recognize the effect of forfeitures in compensation expense when the forfeitures occur. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. We recognize the value of the awards over the awards’ requisite service or performance periods. The requisite service period is generally the time over which our share-based awards vest.

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2017 and June 30, 2017, we have established a valuation allowance to fully reserve our net deferred tax assets.

Tax rate changes are reflected in income during the period such changes are enacted. In the second quarter, we revised our estimated annual effective rate to reflect a change in the federal statutory rate from 35% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the year is 28.1%. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the legislation and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was $13.6 million with a corresponding change to our valuation allowance.

Changes in our ownership may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The FASB Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of December 31, 2017 or June 30, 2017.

There have been no material changes in our unrecognized tax benefits since June 30, 2017, and, as such, the disclosures included in our 2017 Annual Report on Form 10-K for the year ended June 30, 2017 continue to be relevant for the six-month period ended December 31, 2017.

Recent Accounting Pronouncements

Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01 (“ASU 2017-01”), Business Combinations (Topic 804): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. We adopted ASU 2017-01 as of July 1, 2017, and this guidance was used in our assessment of the Presage License Agreement (Note 3).

In March 2016, the FASB issued ASU 2016-09 Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted this ASU as of July 1, 2017 and it did not have a material impact on our financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. We adopted this ASU as of July 1, 2017 and it did not have a material impact on our financial statements.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-11, Revenue from Contracts with Customers and Derivatives and Hedging - Rescission of SEC Guidance; and ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients. ASU 2014-09 will be effective for us in our first quarter of fiscal 2019 and we are in the process of evaluating the transition method that will be elected and the impact of adoption on our financial statements.

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

We determined that the exclusive license, development and commercialization agreement represents a multiple-element arrangement for purposes of revenue recognition. We identified the following elements, based upon deliverables under the agreement: (i) worldwide license and transfer of technology and data; (ii) completion of the conduct of certain identified clinical trials related to pracinostat; (iii) coordination of services provided by third-party vendors related to research and development activities, for which Helsinn has agreed to reimburse such third-party expenses; and (iv) the conduct of the Phase II dose-optimization study of pracinostat in combination with azacitidine in patients with high and very high risk MDS who are previously untreated with hypomethylating agents (the “POC study”), for which Helsinn has agreed to share third-party expenses. The license was determined to represent a separate element as it has stand-alone value and is not dependent upon the performance of the research and development activities. The research and development elements, related to the conduct of clinical trials and services provided by third-party vendors, were determined to represent separate elements as they primarily represent pass through of services performed by third parties and therefore are sold separately by other vendors. We allocated the proceeds related to the agreement to the units of accounting using the relative selling price method. We determined the estimated selling price for the license using an income approach. We determined the estimated selling price for the research and development elements based on estimated fulfillment costs plus a normal profit margin. Revenues related to the research and development elements of the arrangement are recognized based on the proportional performance of each research and development activity. Research and development revenues are recognized on a gross basis as we are the primary obligor and have discretion in supplier selection.

Note 3. Presage License Agreement

In September 2017, we entered into a license agreement with Presage (“Presage License Agreement”). Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage an up-front payment of $1.9 million and will make an additional near-term payment of $1.0 million, which is included in accrued liabilities as of December 31, 2017. With respect to the first indication, an incremental $2.0 million payment, due upon dosing of the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees. The up-front and near term payments totaling $2.9 million are included in research and development expenses for the six months ended December 31, 2017.

Note 4. Net (Loss) Income Per Share

Basic and diluted net (loss) income per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and six months ended December 31, 2017 and 2016. Diluted net (loss) income per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

The following table presents the calculation of weighted average shares used to calculate basic and diluted (loss) income per share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Weighted average shares outstanding	37,014	36,772	36,990	36,104
Effect of vested restricted stock units	400	400	400	356

Weighted average shares used in calculating basic net (loss) income per share	37,414	37,172	37,390	36,460
Effect of potentially dilutive common shares from equity awards	—	45	—	41

Weighted average shares used in calculating diluted net (loss) income per share	37,414	37,217	37,390	36,501

Potentially dilutive shares shares excluded from calculation due to anti-dilutive effect	8,644	7,915	8,912	7,715

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

We have leased approximately 13,700 square feet of office space, located at 3611 Valley Centre Drive, San Diego, California 92130. The location houses our executive and administrative offices. The lease commenced in June 2017 and expires in May 2020. The monthly rental rate is approximately $45,000 over the remaining lease term, plus a pro rata share of certain building expenses. As of December 31, 2017, the remaining contractual obligation is $1.3 million.

Presage License Agreement

As discussed in Note 3, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus 166,527 shares of our common stock having a value of $500,000 was paid in August 2017 upon the first dosing of a patient in a Phase III clinical trial. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of December 31, 2017, we have not accrued any amounts for potential future milestone payments.

CyDex License Agreement

We are party to a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to us an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with our isoflavone-based drug compounds (currently ME-344). We agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of our approved drugs utilizing Captisol. Contemporaneously with the license agreement, CyDex and us entered into a commercial supply agreement pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. We may terminate both the license agreement and the supply agreement at any time upon 90 days’ prior written notice. As of December 31, 2017, we have not accrued any amounts for potential future payments.

Note 6. Short-Term Investments

As of December 31, 2017 and June 30, 2017, our short-term investments consisted of $35.1 million and $45.1 million, respectively, in U.S. government securities. The short-term investments held as of December 31, 2017 and June 30, 2017 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. Due to the short-term maturities of these instruments, the amortized cost approximates the related fair values. As of December 31, 2017 and June 30, 2017, the gross holding gains and losses were immaterial.

Note 7. Stockholders’ Equity

Equity Transactions

Shelf Registration Statement

In May 2017, we filed a shelf registration statement on Form S-3 with the SEC (the “shelf registration statement”). The shelf registration statement was declared effective by the SEC in May 2017. The shelf registration statement permits us to sell, from time to time, up to $150.0 million of common stock, preferred stock and warrants. In November 2017, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $30.0 million of our common stock pursuant to the shelf registration statement. As of December 31, 2017, we have not sold any shares under the ATM Sales Agreement, and there is $150.0 million aggregate value of securities available under the shelf registration statement.

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

MEI Pharma’s 2008 Stock Omnibus Equity Compensation Plan (the “2008 Equity Plan”) provides for the grant of options and/or other share-based or share-denominated awards to our non-employee directors, officers, employees and advisors. The 2008 Equity Plan was initially adopted in 2008 and was amended and restated in 2011, 2013, 2014, and 2015. Effective December 1, 2016, our stockholders voted to further amend and restate the 2008 Equity Plan to increase the number of shares of common stock authorized for issuance under the plan to 10,186,000 shares, among other changes. As of December 31, 2017, there were 3,908,012 shares available for future grant under the 2008 Equity Plan.

Total share-based compensation expense for all stock awards consists of the following, (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Research and development	$257	$243	$541	$482
General and administrative	445	431	1,157	929

Total share-based compensation	$702	$674	$1,698	$1,411

Stock Options

Stock option activity for the six months ended December 31, 2017 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2017	4,259,083	$3.21
Granted	1,692,000	2.82
Exercised	(113,391)	1.66
Forfeited / Cancelled	(252,603)	2.44
Expired	(122,343)	5.26

Outstanding at December 31, 2017	5,462,746	3.11	7.1	$1,680,120

Vested and exercisable at December 31, 2017	2,758,956	$3.84	5.3	$946,930

The fair value of each stock option granted during the six months ended December 31, 2017 is estimated on the grant date under the fair value method using a Black-Scholes valuation model. Stock options granted to employees during the six months ended December 31, 2017 vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors during the six months ended December 31, 2017 vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. The RSU equity awards are measured using the grant date fair value of our common stock. The estimated fair values of the stock options and RSUs, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Six Months Ended December 31,
	2017	2016
Risk-free interest rate	2.1%	1.2%
Expected life (years)	6.0	5.9
Expected volatility	97.1%	108.2%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$2.19	$1.12

As of December 31, 2017, there was $2.8 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.7 years.

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

In June 2016, we granted 364,726 RSUs to employees. Each RSU represents the contingent right to receive one share of our common stock. The RSUs were subject to performance criteria that were met in August 2016. The RSUs will vest in August 2018. The fair value of the RSUs was measured at $1.61 per unit on the date the performance criteria were met. Under the terms of the 2008 Plan, each of these RSUs is calculated as 1.25 shares of common stock for purposes of determining the number of shares available for future grant. There were 332,193 unvested RSUs outstanding as of December 31, 2017.

As of December 31, 2017, unrecognized compensation expense related to the unvested portion of our RSUs was approximately $0.2 million and is expected to be recognized over approximately 0.6 years.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” in our 2017 Annual Report, and elsewhere in this report, including, among other things:

•	our inability to obtain required additional financing or financing available to us on acceptable terms, or at all, which may cause us to delay, scale-back or eliminate plans related to development of our drug candidates;

•	Helsinn or other parties with which we have entered into collaboration, license, development and/or commercialization agreements may not satisfy their obligations under the agreements which could impact future revenues;

•	our payment obligations under the Presage License Agreement, which may reduce our cash available for other development efforts, and other risks related to the Presage License Agreement;

•	we are in early stage clinical studies for our product candidates on which our development plans are based; clinical studies by their nature typically have a high level of risk and may not produce successful results;

•	the results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates may not have favorable results in later studies or trials;

•	our inability to maintain or enter into, and the risks resulting from our dependence upon, contractual arrangements necessary for the clinical development, manufacture, commercialization, marketing, sales and distribution of our product candidates;

•	costs and delays in our clinical development programs and/or receipt of U.S. Food and Drug Administration (“FDA”) or other required foreign and domestic governmental or regulatory approvals, or the failure to obtain such approvals, for our product candidates;

•	the FDA’s interpretation and our interpretation of data from preclinical and clinical studies may differ significantly;

•	our failure to successfully commercialize our product candidates;

•	pricing regulations, third-party reimbursement practices and healthcare reform initiatives;

•	the failure of any products to gain market acceptance;

•	our reliance on third parties to conduct our clinical trials and manufacture our products;

•	our inability to control the costs of manufacturing our products;

•	our reliance on acquisitions or licenses from third parties to expand our pipeline of drug candidates;

•	competition and competitive factors;

•	our inability to protect our patents or proprietary rights and obtain necessary rights to third party patents and intellectual property to operate our business;

•	our inability to operate our business without infringing the patents and proprietary rights of others;

•	costs stemming from our defense against third party intellectual property infringement claims;

•	general economic conditions;

•	our ability to attract and retain key employees;

•	technological changes;

•	cybersecurity;

•	government regulation generally;

•	changes in industry practice; and

•	one-time events.

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

Our business purpose is the development of drugs for the treatment of cancer. Our portfolio of clinical drug candidates includes pracinostat, an oral HDAC inhibitor that is being developed in combination with azacitidine for the treatment of adults with newly diagnosed AML who are unfit for intensive chemotherapy, and patients with high or very high-risk MDS. In August 2016, we entered into an exclusive worldwide license, development and commercialization agreement with Helsinn, for pracinostat in AML, MDS and other potential indications. Our clinical development portfolio also includes ME-401, an oral inhibitor of PI3K delta being developed for B-cell malignancies, and voruciclib, an oral and selective CDK inhibitor. In September 2017, we entered into an exclusive worldwide license, development, manufacturing and commercialization agreement with Presage for voruciclib. We are also developing ME-344, a mitochondrial inhibitor that has shown preliminary evidence of clinical activity in a Phase I study in refractory solid tumors and which is currently being studied in combination with bevacizumab (marketed as Avastin®) in patients with HER2 negative breast cancer. We own exclusive worldwide rights to ME-401, voruciclib and ME-344.

Clinical Development Programs

HDAC Inhibitor Drug Candidate: Pracinostat

In August 2016, the FDA granted Breakthrough Therapy Designation for pracinostat in combination with the hypomethylating agent, azacitidine, for the treatment of patients with newly diagnosed AML who are unfit for intensive chemotherapy. According to the FDA, Breakthrough Therapy Designation is intended to expedite the development and review of drugs for serious or life-threatening conditions. The criteria for Breakthrough Therapy Designation require preliminary clinical evidence that demonstrates the drug may have substantial improvement on at least one clinically significant endpoint over available therapy. Additionally, in January 2018, we announced the European Medicines Agency (EMA) has granted Orphan Drug Designation to pracinostat in combination with azacitidine for the treatment of AML in adult patients unfit to receive induction chemotherapy.

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

As part of the Helsinn License Agreement, we are working with Helsinn to determine an optimal dosing regimen of pracinostat in combination with azacitidine for the treatment of higher risk MDS. In June 2017, the first patient was dosed in a Phase II dose-optimization study of pracinostat in combination with azacitidine in patients with high and very high risk MDS who are previously untreated with hypomethylating agents. The first stage of this study is open label and will enroll approximately 20-30 patients. The second stage is placebo-controlled. In total the study is expected to enroll up to 120 patients and will be conducted at approximately 25 sites. Data from the first stage is expected in the second quarter of calendar year 2018. We are responsible for the conduct of this Phase II study, the cost of which will be shared by Helsinn. Helsinn will be responsible for funding any further studies.

PI3K Delta Drug Candidate: ME-401

We own exclusive worldwide rights to ME-401, a PI3K delta inhibitor. PI3K delta inhibitors are a class of drugs that has shown promise in the treatment of B-cell malignancies, but the approved oral P13K delta inhibitor idelalisib (marketed as Zydelig®) and the recently approved intravenous PI3K alpha/delta inhibitor copanlisib (marketed as Aliqopa®) have shown particular toxicities. We believe this provides an opportunity for the development of a differentiated oral drug that can produce therapeutic responses with an improved toxicity profile.

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

We are currently conducting a Phase Ib, open-label, dose-escalation study of ME-401 in relapsed/refractory chronic lymphocytic leukemia (“CLL”) and follicular lymphoma. In May 2017, an independent safety review committee completed its review of the first cohort of six evaluable patients. The committee found no dose-limiting toxicities with a response rate in excess of 50%, declared a minimum biologically effective dose (“mBED”) for ME-401 at the starting dose of 60 mg and recommended escalation to a 120 mg dose cohort. Subsequent reviews by the committee found no dose-limiting toxicities at the 120mg and 180mg dose levels with response rates again exceeding 50%. We determined that no further dose escalation was required, and we amended the study protocol to open a 45 mg lower dose cohort. An additional arm to evaluate the safety and efficacy of ME-401 in combination with rituximab (marketed as Rituxan®) in patients with various B cell malignancies was also added. To potentially optimize the long-term safety profile of ME-401, in January 2018 we implemented a maintenance schedule of ME-401 beginning in month three of therapy in both the single agent and combination arms. We plan to submit long-term safety and efficacy data from this study for presentation at an upcoming scientific meeting in the second quarter of calendar year 2018.

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

Voruciclib is a selective CDK inhibitor differentiated by its potent inhibition of CDK9. Voruciclib (formerly P1446A-05) has been tested in more than 70 patients in multiple Phase I studies and has been associated with manageable side effects consistent with other drugs in its class, including nausea, vomiting and diarrhea. In pre-clinical studies, voruciclib alone induces cell death in multiple patient-derived chronic lymphocytic leukemia (CLL) samples. In addition, in preclinical studies, voruciclib shows dose-dependent suppression of MCL1 at concentrations achievable with doses that appeared to be generally well tolerated in the Phase I studies. Studies have shown that MCL1 is an established resistance mechanism to the B-cell lymphoma 2 (BCL2) inhibitor venetoclax (marketed as Venclexta™). In January 2018, we announced the FDA has cleared our Investigational New Drug Application (IND) for voruciclib. We plan to initiate a Phase I clinical study of voruciclib as a single agent in the second quarter of calendar year 2018 in patients with relapsed and refractory B cell malignancies and subsequently in combination with venetoclax.

Mitochondrial Inhibitor Drug Candidate: ME-344

ME-344 is our isoflavone-derived mitochondrial inhibitor drug candidate. In preclinical studies, ME-344 has been shown to cause cell death in multiple human tumor cell lines, including ovarian cancer stem cells, by interfering with mitochondrial energy generation.

Results from our first-in-human, single-agent Phase I clinical trial of ME-344 in patients with refractory solid tumors were published in the April 1, 2015 issue of Cancer. The results indicated that eight of 21 evaluable patients (38%) treated with ME-344 achieved stable disease or better, including five who experienced progression-free survival that was at least twice the duration of their last prior treatment before entry into the study. In addition, one of these patients, a heavily pre-treated patient with small cell lung cancer, achieved a confirmed partial response and remained on study for two years. ME-344 was generally well tolerated at doses equal to or less than 10 mg/kg delivered on a weekly schedule for extended durations. Treatment-related adverse events included nausea, dizziness and fatigue. Dose limiting toxicities were observed at both the 15 mg/kg and 20 mg/kg dose levels, consisting primarily of grade three peripheral neuropathy.

In May 2015, we announced pre-clinical data from a collaboration with the Spanish National Cancer Research Centre in Madrid showing mitochondria-specific effects of ME-344 in cancer cells, including substantially enhanced anti-tumor activity when combined with agents that inhibit the activity of vascular endothelial growth factor (“VEGF”). These data demonstrate that the anti-cancer effects when combining ME-344 with a VEGF inhibitor are due to an inhibition of both mitochondrial and glycolytic metabolism. A multi-center investigator-sponsored study of ME-344 in combination with the VEGF inhibitor bevacizumab (marketed as Avastin®) in HER2 negative breast cancer opened for enrollment in August 2016. This study is now actively dosing patients and interim results are expected in the second quarter of calendar year 2018.

Results of Operations

Three Months Ended December 31, 2017 and 2016

We had a net loss of $6.1 million for the three months ended December 31, 2017 compared to net income of $11.9 million for the three months ended December 31, 2016.

License Revenue: We recognized no license revenue for the three months ended December 31, 2017 compared to $17.1 million for the three months ended December 31, 2016. The license revenue resulted from the completion of certain performance obligations related to the upfront license fees in accordance with the Helsinn License Agreement.

Research and Development Revenue: We recognized research and development revenue of $0.4 million for the three months ended December 31, 2017 compared to $0.1 million for the three months ended December 31, 2016. The research and development revenue resulted from the recognition of fees allocated to research and development activities in accordance with the Helsinn License Agreement.

Cost of Research and Development Revenue: We recognized cost of research and development revenue of $0.7 million for the three months ended December 31, 2017 compared to $1.8 million for the three months ended December 31, 2016. The cost of research and development revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses to support our research and development revenue. All costs of research and development revenue relate to expenses for Pracinostat incurred in connection with our development activities in accordance with the Helsinn License Agreement, including both Helsinn’s share and our share of costs related to the POC study, which we are responsible for conducting.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Three Months Ended December 31,
Research and development expenses	2017	2016
ME-401	$1,688	$808
Voruciclib	200	—
Pracinostat	7	(900)
ME-344	120	133
Other	1,429	1,601

Total research and development expenses	$3,444	$1,642

Research and development expenses consist primarily of clinical trial costs (including payments to Clinical Research Organizations), pre-clinical study costs, costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses increased by $1.8 million to $3.4 million for the three months ended December 31, 2017 compared to $1.6 million for the three months ended December 31, 2016. The increase was primarily due to a $0.8 million increase in drug manufacturing expenses for ME-401 and a prior year reduction of clinical trial costs of $0.9 million due to revisions in estimates of amounts that were owed to contract research organizations for clinical trials for Pracinostat that were at or near completion.

General and Administrative: General and administrative expenses increased by $0.4 million to $2.4 million for the three months ended December 31, 2017 compared to $2.0 million for the three months ended December 31, 2016. The increase is primarily due to non-recurring professional services expenses associated with the Presage License Agreement which were incurred during the three months ended December 31, 2017.

Other income or expense: We received interest and dividend income of $93,000 for the three months ended December 31, 2017 compared to $69,000 for the three months ended December 31, 2016. The increase was due to higher yields during the three months ended December 31, 2017 compared to the three months ended December 31, 2016.

Six Months Ended December 31, 2017 and 2016

We had a net loss of $14.9 million for the six months ended December 31, 2017 compared to net income of $7.6 million for the six months ended December 31, 2016.

License Revenue: We recognized no license revenue for the six months ended December 31, 2017 compared to $17.1 million in license revenue for the six months ended December 31, 2016. The license revenue resulted from the completion of the performance obligations related to the upfront license fees in accordance with the Helsinn License Agreement.

Research and Development Revenue: We recognized research and development revenue of $0.6 million for the six months ended December 31, 2017 compared to $1.2 million for the six months ended December 31, 2016. The research and development revenue resulted from the recognition of fees allocated to research and development activities in accordance with the Helsinn License Agreement.

Cost of Research and Development Revenue: We recognized cost of research and development revenue of $1.3 million for the six months ended December 31, 2017 compared to $2.9 million for the six months ended December 31, 2016. The cost of research and development revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses to support our research and development revenue. All costs of research and development revenue relate to expenses for Pracinostat incurred in connection with our development activities in accordance with the Helsinn License Agreement, including both Helsinn’s share and our share of costs related to the POC study, which we are responsible for conducting.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Six Months Ended December 31,
Research and development expenses	2017	2016
ME-401	$3,144	$1,275
Voruciclib	3,155	—
Pracinostat	22	(842)
ME-344	297	(265)
Other	2,890	3,120

Total research and development expenses	$9,508	$3,288

Research and development expenses consist primarily of clinical trial costs (including payments to Clinical Research Organizations), pre-clinical study costs, costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses increased by $6.2 million to $9.5 million for the six months ended December 31, 2017 compared to $3.3 million for the six months ended December 31, 2016. The increase was primarily due to a $1.6 million increase in drug manufacturing expenses for ME-401, $2.9 million related to the Presage License Agreement, and a prior year reduction of clinical trial costs of $1.9 million due to revisions in estimates of amounts that were owed to contract research organizations for clinical trials for Pracinostat and ME-344 that were at or near completion.

General and Administrative: General and administrative expenses increased by $0.1 million to $4.8 million for the six months ended December 31, 2017 compared to $4.7 million for the six months ended December 31, 2016. The increase is primarily due to non-recurring professional services expenses associated with the Presage License Agreement which were incurred during the six months ended December 31, 2017.

Other income or expense: We received interest and dividend income of $193,000 for the six months ended December 31, 2017 compared to $124,000 for the six months ended December 31, 2016. The increase was due to higher yields during the six months ended December 31, 2017 compared to the six months ended December 31, 2016.

Liquidity and Capital Resources

We have accumulated losses of $189.2 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2017, we had $42.4 million in cash, cash equivalents and short-term investments, which we believe will be sufficient to fund our operations through at least the first calendar quarter of 2019. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities, license agreements or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operating activities for the six months ended December 31, 2017 was $11.3 million. This compares to $5.0 million provided by operating activities for the six months ended December 31, 2016, which included the $15.0 million upfront payment received as part of the Helsinn License Agreement.

Net cash provided by investing activities for the six months ended December 31, 2017 was $10.0 million compared to net cash used in investing activities of $5.0 million in the six months ended December 31, 2016. Cash provided by investing activities represents maturities of investments in short-term U.S. government securities in excess of purchases. Cash used in investing activities represents purchases of investments in short-term U.S. government securities in excess of maturities.

Net cash provided by financing activities for the six months ended December 31, 2017 was $0.2 million compared to $4.2 million for the six months ended December 31, 2016. Cash provided during the six months ended December 31, 2016 represents the equity investment made by Helsinn in a transaction related to the Helsinn License Agreement.

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

We have leased approximately 13,700 square feet of office space, located at 3611 Valley Centre Drive, San Diego, California 92130. The location houses our executive and administrative offices. The lease commenced in June 2017 and expires in May 2020. The monthly rental rate is approximately $45,000 over the remaining lease term, plus a pro rata share of certain building expenses. The remaining contractual obligation is $1.3 million.

Presage License Agreement

In September 2017, we entered into the Presage License Agreement. Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage an up-front payment of $1.9 million and will make an additional near-term payment of $1.0 million, which is included in accrued liabilities as of December 31, 2017. With respect to the first indication, an incremental $2.0 million payment, due upon dosing the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million up to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus 166,527 shares of our common stock having a value of $500,000 was paid in August 2017 upon the first dosing of a patient in a Phase III clinical trial. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of December 31, 2017, we have not accrued any amounts for potential future milestone payments.

CyDex License Agreement

We are party to a license agreement with CyDex. Under the license agreement, CyDex granted to us an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with our two isoflavone-based drug compounds. We agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of our approved drugs utilizing Captisol. Contemporaneously with the license agreement, CyDex and us entered into a commercial supply agreement pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. We may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of December 31, 2017, we have not accrued any amounts for potential future payments.

Critical Accounting Policies and Management Estimates

We describe our significant accounting policies in Note 1, The Company and Summary of Significant Accounting Policies, of the notes to financial statements included in our 2017 Annual Report. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Annual Report. There have been no changes in our significant accounting policies or critical accounting estimates since June 30, 2017 except for tax rate changes resulting from legislation that was enacted in December 2017, as described in Note 1.

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

Date: February 8, 2018