Form 10-Q
period 2018-03-31
MEI Pharma, Inc.
filed 2018-05-09
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 8, 2018, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 37,323,441.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1:	Condensed Financial Statements - Unaudited

MEI PHARMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,	June 30,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,198	$8,458
Short term investments	30,004	45,107

Total cash, cash equivalents and short-term investments	36,202	53,565
Prepaid expenses and other current assets	854	1,758

Total current assets	37,056	55,323
Intangible assets, net	305	331
Property and equipment, net	36	50

Total assets	$37,397	$55,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,259	$585
Accrued liabilities	2,382	3,285
Deferred revenues	843	996

Total current liabilities	4,484	4,866

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 113,000 shares authorized; 37,323 and 36,772 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	—	—
Additional paid-in-capital	228,059	225,169
Accumulated deficit	(195,146)	(174,331)

Total stockholders’ equity	32,913	50,838

Total liabilities and stockholders’ equity	$37,397	$55,704

See accompanying notes.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Revenues:
License revenue	$—	$3,779	$—	$20,880
Research and development revenue	433	726	1,074	1,920

Total revenues	433	4,505	1,074	22,800

Operating expenses:
Cost of research and development revenue	930	1,147	2,276	4,012
Research and development	3,071	1,876	12,579	5,164
General and administrative	2,486	2,152	7,332	6,802

Total operating expenses	6,487	5,175	22,187	15,978

(Loss) income from operations	(6,054)	(670)	(21,113)	6,822

Other income (expense):
Interest and dividend income	106	68	299	192
Income tax expense	—	—	(1)	(1)

Net (loss) income	$(5,948)	$(602)	$(20,815)	$7,013

Net (loss) income per share, basic	$(0.16)	$(0.02)	$(0.56)	$0.19

Net (loss) income per share, diluted	$(0.16)	$(0.02)	$(0.56)	$0.19

Shares used in computing net (loss) income per share:
Basic	37,449	37,172	37,369	36,694

Diluted	37,449	37,172	37,369	36,761

See accompanying notes.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(20,815)	$7,013
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share-based compensation	2,468	2,025
Depreciation and amortization	40	42
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	904	(1,925)
Accounts payable	674	(837)
Accrued liabilities	(670)	(722)
Deferred revenues	(153)	1,036

Net cash (used in) provided by operating activities	(17,552)	6,632

Cash flows from investing activities:
Purchases of property and equipment	—	(2)
Purchases of short-term investments	(29,937)	(50,110)
Proceeds from maturity of short-term investments	45,040	40,075

Net cash provided by (used in) investing activities	15,103	(10,037)

Cash flows from financing activities:
Proceeds from exercise of stock options	189	—
Proceeds from issuance of common stock	—	4,212

Net cash provided by financing activities	189	4,212

Net (decrease) increase in cash and cash equivalents	(2,260)	807
Cash and cash equivalents at beginning of the period	8,458	10,837

Cash and cash equivalents at end of the period	$6,198	$11,644

See accompanying notes.

MEI PHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company

We are a pharmaceutical company focused on leveraging our extensive development and oncology expertise to identify and advance new therapies intended to meaningfully improve the treatment of cancer. Our portfolio of drug candidates contains four clinical-stage candidates, including one candidate in an ongoing global registration trial and another candidate that is anticipated to advance into a registration trial in calendar year 2018. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP”.

Clinical Development Programs

Our approach to building our pipeline is to license promising cancer agents and build value in programs through development and commercialization, or strategic partnerships, as appropriate. Our drug candidate pipeline includes:

Pracinostat

Pracinostat is an oral histone deacetylase (“HDAC”) inhibitor that is in a pivotal Phase III study in combination with azacitidine for the treatment of adults with newly diagnosed acute myeloid leukemia (“AML”) who are unfit for intensive chemotherapy. Breakthrough Therapy Designation was granted by the U.S. Food and Drug Administration (“FDA”) and Orphan Drug Designation was granted by the European Medicines Agency (“EMA”) for pracinostat in combination with azacitidine for the treatment of patients with newly diagnosed AML who are unfit for intensive chemotherapy. Pracinostat is also being evaluated in a Phase II study in patients with high or very high-risk myelodysplastic syndrome (“MDS”). Pracinostat is licensed to Helsinn Healthcare SA, a Swiss pharmaceutical corporation (“Helsinn”), under a worldwide license, development and commercialization agreement for AML, MDS and other potential indications (the “Helsinn License Agreement”). Helsinn is primarily responsible for development and commercialization costs for pracinostat.

ME-401

ME-401 is a selective oral inhibitor of phosphatidylinositol 3-kinase (“PI3K”) delta. ME-401 is anticipated to progress into a single-agent registration study in calendar year 2018 for the treatment of adults with relapsed or refractory follicular lymphoma (“FL”). ME-401 is differentiated from other PI3K delta inhibitors by its distinct chemical class and pharmaceutical properties that may potentially lead to improved outcomes as a single agent and its potential versatility with respect to ME-401 in combination with other therapeutic agents. Clinical data from an ongoing Phase Ib, open-label, dose-escalation study in relapsed/refractory chronic lymphocytic leukemia (“CLL”) and FL demonstrate efficacy rates in excess of 50%. Safety and efficacy data from the ongoing Phase Ib study will be presented at the American Society of Clinical Oncology Annual Meeting in June 2018.

Voruciclib

Voruciclib is an orally administered and selective cyclin-dependent kinase (“CDK”) inhibitor differentiated by its potent in vitro inhibition of CDK9 in addition to CDK6, 4 and 1. Inhibition of CDK9 is understood to suppress induced myeloid leukemia cell differentiation protein (“MCL1”), an established resistance mechanism to the B-cell lymphoma 2 (“BCL2”) inhibitor venetoclax (marketed as Venclexta™). In pre-clinical studies voruciclib showed dose-dependent suppression of MCL1. The Investigational New Drug Application (“IND”) for voruciclib was cleared by FDA in January 2018 to allow the initiation of the Phase I dose-escalation study in patients with relapsed and/or refractory B-cell malignancies after failure of prior standard therapies to determine safety, preliminary efficacy and maximum tolerated dose. We will also evaluate voruciclib in combination with venetoclax to assess synergies and the opportunity for combination treatments across multiple indications.

ME-344

ME-344 is a novel and tumor selective, isoflavone-derived mitochondrial inhibitor drug candidate. It directly targets adenosine triphosphate (“ATP”) production in the mitochondria and in preclinical studies tumor cells treated with ME-344 resulted in a rapid loss of ATP and cancer cell death. ME-344 demonstrated evidence of single agent activity against refractory solid tumors in a Phase I study. In addition to single agent activity, ME-344 in pre-clinical studies has shown potential in combination with antiangiogenic therapeutics. Tumor cells can fulfill their ATP energy requirements through a process termed glycolysis and through mitochondrial metabolism. Among other roles, antiangiogenics appears to reduce the rate of glycolysis in tumors as a mechanism to block growth. Under such circumstances, tumor metabolism often shifts to increased mitochondrial energy production to support continued proliferation. In such cases of tumor plasticity, treatment with an antiangiogenic agent and ME-344 may potentially create an important therapeutic opportunity. An ongoing investigator-initiated trial is evaluating this approach in a multi-center, randomized study of ME-344 in combination with the VEGF inhibitor bevacizumab (marketed as Avastin®) in a total of 40 patients with HER2 negative breast cancer. Interim data from this study will be presented at the American Society of Clinical Oncology Annual Meeting in June 2018.

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

Research and Development Revenue

Research and development revenue represents ratable recognition of fees allocated to research and development activities. We defer recognition of research and development revenue until the performance of the related research and development activities has occurred. Research and development revenue for the three and nine months ended March 31, 2018 and 2017 related to services provided by third-party vendors related to research and development activities performed under the Helsinn License Agreement (Note 2).

Cost of Research and Development Revenue

Cost of research and development revenue primarily includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses to support our research and development revenue. All cost of research and development revenue is related to expenses incurred in connection with our development activities in accordance with the Helsinn License Agreement.

Research and Development Costs

Research and development costs are expensed as incurred and include costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials. Clinical trial costs, including costs associated with third-party contractors, are a significant component of research and development expenses. We expense research and development costs based on work performed. In determining the amount to expense, management relies on estimates of total costs based on contract components completed, the enrollment of subjects, the completion of trials, and other events. Costs incurred related to the purchase of in-process research and development for early-stage products or products that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred. Costs incurred related to the licensing of products that have not yet received regulatory approval to be marketed, or that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred.

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

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2018 and June 30, 2017, we have established a valuation allowance to fully reserve our net deferred tax assets.

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

The FASB Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of March 31, 2018 or June 30, 2017.

There have been no material changes in our unrecognized tax benefits since June 30, 2017, and, as such, the disclosures included in our 2017 Annual Report continue to be relevant for the nine month period ended March 31, 2018.

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

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-11, Revenue from Contracts with Customers and Derivatives and Hedging - Rescission of SEC Guidance; and ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients. ASU 2014-09 will be effective for us in our first quarter of fiscal 2019. We have evaluated the impact of adoption of this standard and determined that it will not have a material impact on our financial statements.

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

Note 3. Presage License Agreement

In September 2017, we entered into a license agreement with Presage Biosciences, Inc. (“Presage”). Under the terms of such license agreement (the “Presage License Agreement”), Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage an up-front payment of $1.9 million in September 2017 and an additional payment of $1.0 million in January 2018. With respect to the first indication, an incremental $2.0 million payment, due upon dosing of the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees. The payments totaling $2.9 million are included in research and development expenses for the nine months ended March 31, 2018.

Note 4. Net (Loss) Income Per Share

Basic and diluted net (loss) income per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and nine months ended March 31, 2018 and 2017. Diluted net (loss) income per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

The following table presents the calculation of weighted average shares used to calculate basic and diluted (loss) income per share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Weighted average shares outstanding	37,052	36,772	36,970	36,324
Effect of vested restricted stock units	397	400	399	370

Weighted average shares used in calculating basic net (loss) income per share	37,449	37,172	37,369	36,694
Effect of potentially dilutive common shares from equity awards	—	—	—	67

Weighted average shares used in calculating diluted net (loss) income per share	37,449	37,172	37,369	36,761

Potentially dilutive shares excluded from calculation due to anti-dilutive effect	5,913	8,070	7,912	7,583

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

We have leased approximately 13,700 square feet of office space, located at 3611 Valley Centre Drive, San Diego, California 92130. The location houses our executive and administrative offices. The lease commenced in June 2017 and expires in May 2020. The monthly rental rate is approximately $46,000 over the remaining lease term, plus a pro rata share of certain building expenses. As of March 31, 2018, the remaining contractual obligation is $1.2 million.

Presage License Agreement

As discussed in Note 3, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of March 31, 2018, we have not accrued any amounts for potential future payments.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus 166,527 shares of our common stock having a value of $500,000 was paid in August 2017 upon the first dosing of a patient in a Phase III clinical trial. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of March 31, 2018, we have not accrued any amounts for potential future payments.

CyDex License Agreement

We are party to a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to us an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with our isoflavone-based drug compounds (currently ME-344). We agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of our approved drugs utilizing Captisol. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. We may terminate both the license agreement and the supply agreement at any time upon 90 days’ prior written notice. As of March 31, 2018, we have not accrued any amounts for potential future payments.

Note 6. Short-Term Investments

As of March 31, 2018 and June 30, 2017, our short-term investments consisted of $30.0 million and $45.1 million, respectively, in U.S. government securities. The short-term investments held as of March 31, 2018 and June 30, 2017 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. Due to the short-term maturities of these instruments, the amortized cost approximates the related fair values. As of March 31, 2018 and June 30, 2017, the gross holding gains and losses were immaterial.

Note 7. Stockholders’ Equity

Equity Transactions

Shelf Registration Statement

In May 2017, we filed a shelf registration statement on Form S-3 with the SEC (the “shelf registration statement”). The shelf registration statement was declared effective by the SEC in May 2017. The shelf registration statement permits us to sell, from time to time, up to $150.0 million of common stock, preferred stock and warrants. In November 2017, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $30.0 million of our common stock pursuant to the shelf registration statement. As of March 31, 2018, we have not sold any shares under the ATM Sales Agreement, and there is $150.0 million aggregate value of securities available under the shelf registration statement.

Helsinn Equity Investment

In August 2016, contemporaneously with the Helsinn License Agreement, we entered into a Common Stock Purchase Agreement with Helsinn (“Helsinn Equity Agreement”). Pursuant to the terms of the Helsinn Equity Agreement, we issued 2,616,431 shares of common stock in exchange for $5.0 million. The transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Note 8. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs.

Our 2008 Stock Omnibus Equity Compensation Plan (the “2008 Equity Plan”) provides for the grant of options and/or other share-based or share-denominated awards to our non-employee directors, officers, employees and advisors. The 2008 Equity Plan was initially adopted in 2008 and was amended and restated in 2011, 2013, 2014, and 2015. Effective December 1, 2016, our stockholders voted to further amend and restate the 2008 Equity Plan to increase the number of shares of common stock authorized for issuance under the plan to 10,186,000 shares, among other changes. As of March 31, 2018, there were 3,791,063 shares available for future grant under the 2008 Equity Plan.

Total share-based compensation expense for all stock awards consists of the following, (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Research and development	$310	$213	$851	$695
General and administrative	460	401	1,617	1,330

Total share-based compensation	$770	$614	$2,468	$2,025

Stock Options

Stock option activity for the nine months ended March 31, 2018 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2017	4,259,083	$3.21
Granted	2,002,333	2.72
Exercised	(113,391)	1.66
Forfeited / Cancelled	(318,615)	3.44
Expired	(234,186)	6.74

Outstanding at March 31, 2018	5,595,224	2.90	7.2	$1,598,621

Vested and exercisable at March 31, 2018	2,829,377	$3.47	5.6	$985,236

The fair value of each stock option granted during the nine months ended March 31, 2018 is estimated on the grant date under the fair value method using a Black-Scholes valuation model. Stock options granted to employees during the nine months ended March 31, 2018 vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors during the nine months ended March 31, 2018 vest ratably each month for a period of four, 12, or 36 months from the date of grant and expire ten years from the date of grant. The RSU equity awards are measured using the grant date fair value of our common stock. The estimated fair values of the stock options and RSUs, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Nine Months Ended March 31,
	2018	2017
Risk-free interest rate	2.1%	1.2%
Expected life (years)	6.0	5.9
Expected volatility	95.7%	108.2%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$2.10	$1.12

As of March 31, 2018, there was $2.6 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

In March 2013, the Compensation Committee of the Board of Directors granted 400,000 RSUs to our Chief Executive Officer, Dr. Daniel P. Gold. Each RSU represents the contingent right to receive one share of our common stock. One-third of the RSUs vested on August 30, 2014, one-third vested on August 30, 2015, and the remaining one-third vested on August 30, 2016. The shares underlying the RSUs were delivered to Dr. Gold on March 29, 2018. On that date, 271,080 shares were issued and 128,920 shares were withheld to satisfy tax withholding obligations. The fair value of the RSUs on the date of grant was $3.5 million. The grant date fair value per unit was $8.63.

In June 2016, we granted 364,726 RSUs to employees. Each RSU represents the contingent right to receive one share of our common stock. The RSUs were subject to performance criteria that were met in August 2016. The RSUs will vest in August 2018. The fair value of the RSUs was measured at $1.61 per unit on the date the performance criteria were met. Under the terms of the 2008 Plan, each of these RSUs is calculated as 1.25 shares of common stock for purposes of determining the number of shares available for future grant. There were 332,193 unvested RSUs outstanding as of March 31, 2018.

As of March 31, 2018, unrecognized compensation expense related to the unvested portion of our RSUs was approximately $0.1 million and is expected to be recognized over approximately 0.3 years.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” in our 2017 Annual Report, and elsewhere in this report, including, among other things:

•	our inability to obtain required additional financing or financing available to us on acceptable terms, or at all, which may cause us to delay, scale-back or eliminate plans related to development of our drug candidates;

•	Helsinn or other parties with which we have entered into collaboration, license, development and/or commercialization agreements may not satisfy their obligations under the agreements which could impact future revenues;

•	our payment obligations under the Presage License Agreement, which may reduce our cash available for other development efforts, and other risks related to the Presage License Agreement;

•	we are in early stage clinical studies for our product candidates on which our development plans are based; clinical studies by their nature typically have a high level of risk and may not produce successful results;

•	the results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates may not have favorable results in later studies or trials;

•	our inability to maintain or enter into, and the risks resulting from our dependence upon, contractual arrangements necessary for the clinical development, manufacture, commercialization, marketing, sales and distribution of our product candidates;

•	costs and delays in our clinical development programs and/or receipt of FDA or other required foreign and domestic governmental or regulatory approvals, or the failure to obtain such approvals, for our product candidates;

•	the FDA’s interpretation and our interpretation of data from preclinical and clinical studies may differ significantly;

•	our failure to successfully commercialize our product candidates;

•	pricing regulations, third-party reimbursement practices and healthcare reform initiatives;

•	the failure of any products to gain market acceptance;

•	our reliance on third parties to conduct our clinical trials and manufacture our products;

•	our inability to control the costs of manufacturing our products;

•	our reliance on acquisitions or licenses from third parties to expand our pipeline of drug candidates;

•	competition and competitive factors;

•	our inability to protect our patents or proprietary rights and obtain necessary rights to third party patents and intellectual property to operate our business;

•	our inability to operate our business without infringing the patents and proprietary rights of others;

•	costs stemming from our defense against third party intellectual property infringement claims;

•	general economic conditions;

•	our ability to attract and retain key employees;

•	technological changes;

•	cybersecurity;

•	government regulation generally;

•	changes in industry practice; and

•	one-time events.

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

Overview and Recent Developments

We are a pharmaceutical company focused on leveraging our extensive development and oncology expertise to identify and advance new therapies intended to meaningfully improve the treatment of cancer. Our portfolio of drug candidates contains four clinical-stage candidates, including one candidate in an ongoing global registration trial and another candidate that is anticipated to advance into a registration trial in calendar year 2018. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP”.

Our approach to building our pipeline is to license promising cancer agents and build value in programs through development and commercialization, or strategic partnerships as appropriate.

Clinical Development Programs

Pracinostat: HDAC Inhibitor Drug in a Phase III Global Registration Study

Pracinostat is an HDAC inhibitor being evaluated in a pivotal Phase III global registration study for the treatment of adults with newly diagnosed AML who are not able to undergo intensive chemotherapy. Pracinostat is also being evaluated in a Phase II study in patients with high or very high-risk MDS. In August 2016, we entered into the Helsinn License Agreement for rights to pracinostat for AML, MDS and other potential indications. Helsinn is primarily responsible for development and commercialization costs for pracinostat. To date, we have received payments of $20 million from Helsinn. In addition, we are eligible to receive up to $444 million in regulatory and sales-based milestone payments along with royalty payments on the net sales of pracinostat, which, in the U.S., are tiered and begin in the mid-teens.

Breakthrough Therapy Designation for pracinostat was granted by the FDA in 2016, and in January 2018 EMA granted Orphan Drug Designation to pracinostat for the treatment of AML. The designations in the US and EU are supported by data from a Phase II study of pracinostat plus azacitidine in elderly patients with newly diagnosed AML who are not candidates for induction chemotherapy. The study showed a median overall survival of 19.1 months and a complete response (“CR”) rate of 42% (21 of 50 patients). These data compare favorably to an international Phase III study of azacitidine (AZA-001; Dombret et al. Blood. 2015 May 18), which showed a median overall survival of 10.4 months with azacitidine alone and a CR rate of 19.5% in a similar patient population. The combination of pracinostat and azacitidine was generally well tolerated, with no unexpected toxicities. The most common grade 3/4 treatment-emergent adverse events included febrile neutropenia, thrombocytopenia, anemia and fatigue.

The ongoing pivotal Phase III registration study, initiated in June of 2017, is a randomized, double-blind, placebo-controlled study that will enroll approximately 500 eligible patients worldwide. Patients are randomized 1:1 to receive pracinostat or placebo with azacitidine as background therapy. The primary endpoint of the study is overall survival. Secondary endpoints include morphologic CR rate, event-free survival and duration of CR.

We are also working with Helsinn on a Phase II study evaluating pracinostat in combination with azacitidine in patients with high and very high risk MDS who are previously untreated with hypomethylating agents. Stage 1 of the Phase II study is designed to assess the discontinuation rate and meet a predefined threshold at a lower pracinostat dose than experienced in a previous Phase II study that failed to demonstrate a statistically significant increase in the complete response rate compared to azacitidine and placebo. Although the earlier Phase II study experienced a high discontinuation rate in the arm treating patients with pracinostat in combination with azacitidine, the data suggested that insufficient exposure to treatment may have limited overall efficacy of the combination. The current Phase II study dosed its first patient in June 2017.

If the first stage of this study (open-label, single arm) is successful and meets the discontinuation rate threshold, it will proceed to stage II (randomized and placebo-controlled) to confirm the discontinuation rate and provide data on safety and efficacy. In total, the study is expected to enroll up to 120 patients and will be conducted at approximately 25 sites. We are responsible for the conduct of this Phase II study, the cost of which is shared equally with Helsinn. Helsinn is responsible for funding additional MDS studies. We expect to report top-line data from the first stage of the MDS study in the second calendar quarter of 2018.

ME-401: PI3K Delta Inhibitor Advancing Toward a Registration Study

We own exclusive worldwide rights to ME-401, a selective oral inhibitor of PI3K delta. ME-401 is anticipated to progress into a single-agent registration study in calendar year 2018 for the treatment of adults with relapsed or refractory FL. ME-401 is differentiated from other PI3K delta inhibitors by its distinct chemical class and pharmaceutical properties that underlie the potential for improved outcomes. Through our extensive preclinical and ongoing clinical work, we have demonstrated that ME-401 has excellent pharmaceutical properties, including long on target resident time, preferential cellular accumulation, a large volume of distribution, and a 28 hour half-life suitable for once daily oral administration. We believe these positive attributes support the continued clinical advancement of ME-401 and demonstrate that ME-401 is an attractive drug candidate with single-agent activity and the potential to be used in combination with existing or emerging therapies to treat multiple difficult-to-treat oncology indications.

B-Cell Malignancies

While PI3K delta inhibitors as a group demonstrate promise in the treatment of B-cell malignancies, the FDA and EMA approved oral PI3K delta inhibitor idelalisib (marketed as Zydelig®), the FDA approved intravenous PI3K alpha/delta inhibitor copanlisib (marketed as Aliqopa®), as well as other candidates in development, are challenged by treatment limiting toxicities which may compromise overall efficacy. We believe this provides an opportunity for the development of an advanced generation candidate with superior pharmaceutical properties that can provide improved efficacy and overall safety and tolerability in the treatment of patients with B-cell malignancies such as FL and CLL.

Clinical Data

Clinical data from the ongoing Phase Ib, open-label, dose-escalation study in relapsed/refractory CLL and FL demonstrate efficacy rates in excess of 50%. In the Phase Ib study 45 patients were enrolled as of May 8, 2018, 31 patients received monotherapy and 30 were evaluable for efficacy: 12 patients at 60 mg, 12 patients at 120 mg and six patients at 180 mg. Fourteen patients have received 60 mg of ME-401 in combination with rituximab (marketed as Rituxan®). With a median follow-up of 20 weeks, of the 29 patients on monotherapy evaluable for response, the demonstrated response rates were in excess of 50% at all dose levels. No dose limiting toxicities, as defined in the protocol, were identified at any dose level since the first cohort of six patients was evaluated in May 2017. Based on the data to date, we determined that no further dose escalation was required. The study also includes an additional arm to evaluate the safety and efficacy of ME-401 in combination with rituximab (marketed as Rituxan®) in patients with various B cell malignancies. An expansion cohort of up to 30 subjects has also been added to further evaluate the safety and efficacy of ME-401 at the 60 mg dose. Safety and efficacy data from the ongoing Phase Ib study will be presented at the American Society of Clinical Oncology Annual Meeting in June 2018 and at the European Hematology Association Annual Meeting in June 2018. We are planning a meeting with the FDA in the second half of 2018 to discuss the Phase Ib data and to discuss clinical development plans.

Voruciclib: CDK Inhibitor in Phase I Studies

In September 2017, we acquired voruciclib, an orally administered and selective CDK inhibitor differentiated by its potent in vitro inhibition of CDK9 in addition to CDK6, 4 and 1, through an exclusive worldwide license, development, manufacturing and commercialization agreement with Presage Biosciences. Inhibition of CDK 9 is understood to suppress MCL1, including by an established resistance mechanism to the B-cell lymphoma 2 (“BCL2”) provided by the inhibitor venetoclax (marketed as Venclexta™), and in pre-clinical studies voruciclib showed dose-dependent suppression of MCL1.

In January 2018, we announced the FDA cleared the voruciclib IND. In the second calendar quarter of 2018, we plan to initiate a Phase I clinical study of voruciclib as a single agent in patients with relapsed and/or refractory B-cell malignancies after failure of prior standard therapies to determine the safety, preliminary efficacy and maximum tolerated dose. We will also evaluate voruciclib in combination with venetoclax (marketed as Venclexta™) to assess synergies and the opportunity for combination treatments across multiple indications.

Voruciclib has been tested in more than 70 patients in multiple Phase I studies with a tolerability profile consistent with other drugs in its class. In pre-clinical studies, voruciclib shows dose-dependent suppression of MCL1 at concentrations achievable with doses that appear to be generally well tolerated in earlier Phase I studies. In December 2017, a preclinical study of voruciclib published in the journal Nature Scientific Reports reported that the combination of voruciclib plus the BCL2 inhibitor venetoclax was capable of inhibiting two master regulators of cell survival, MCL1 and BCL2, and achieved synergistic antitumor efficacy in an aggressive subset of Diffuse Large B-cell Lymphoma (DLBCL).

ME-344: Mitochondrial Inhibitor with Significant Combination Potential

ME-344 is our novel and tumor selective, isoflavone-derived mitochondrial inhibitor drug candidate. It directly targets the OXPHOS complex 1, a pathway involved in ATP production in the mitochondria. ME-344 demonstrated evidence of single agent activity against refractory solid tumors in a Phase I study, and in preclinical studies tumor cells treated with ME-344 resulted in a rapid loss of ATP and cancer cell death.

In addition to single agent activity, ME-344 may also have significant potential in combination with antiangiogenic therapeutics. While antiangiogenics reduce the rate of glycolysis in tumors as a mechanism to block growth, tumor metabolism often shifts to mitochondrial metabolism to continue energy production to support continued tumor proliferation. In such cases of tumor plasticity in the presence of treatment with antiangiogenics, targeting the alternative metabolic source with ME-344 may open an important therapeutic opportunity.

We are evaluating this approach in an ongoing multi-center investigator-initiated study of ME-344 in combination with the VEGF inhibitor bevacizumab (marketed as Avastin®) in a total of 40 patients with HER2 negative breast cancer. The primary efficacy endpoint is inhibition of cell proliferation as measured by Ki-67 reductions. In February 2018, we announced that we are continuing the study after a planned interim data review after 20 patients were randomized showing that ME-344 was generally well-tolerated and, consistent with previous pre-clinical data, demonstrate the potential to reverse resistance to antiangiogenic therapy. Based on the interim results, it was determined that completion of enrollment of the clinical study is warranted. Interim data from this study will be presented at the American Society of Clinical Oncology Annual Meeting in June 2018.

Results from our earlier, first-in-human, single-agent Phase I clinical trial of ME-344 in patients with refractory solid tumors were published in the April 1, 2015 issue of Cancer. The results indicated that eight of 21 evaluable patients (38%) treated with ME-344 achieved stable disease or better, including five who experienced progression-free survival that was at least twice the duration of their last prior treatment before entry into the study. In addition, one of these patients, a heavily pre-treated patient with small cell lung cancer, achieved a confirmed partial response and remained on study for two years. ME-344 was generally well tolerated at doses equal to or less than 10 mg/kg delivered on a weekly schedule for extended durations. Treatment-related adverse events included nausea, dizziness and fatigue. Dose limiting toxicities were observed at both the 15 mg/kg and 20 mg/kg dose levels, consisting primarily of grade three peripheral neuropathy.

In June 2016 pre-clinical data from a collaboration with the Spanish National Cancer Research Centre in Madrid showing mitochondria-specific effects of ME-344 in cancer cells, including substantially enhanced anti-tumor activity when combined with agents that inhibit the activity of vascular endothelial growth factor (“VEGF”), were published Cell Reports. These data demonstrate that the anti-cancer effects when combining ME-344 with a VEGF inhibitor are due to an inhibition of both mitochondrial and glycolytic metabolism and supported the initiation of the ongoing investigator initiated study of ME-344 in combination with the VEGF inhibitor bevacizumab (marketed as Avastin®) in HER2 negative breast cancer patients.

Results of Operations

Three Months Ended March 31, 2018 and 2017

We had a net loss of $5.9 million for the three months ended March 31, 2018 compared to a net loss of $0.6 million for the three months ended March 31, 2017.

License Revenue: We recognized no license revenue for the three months ended March 31, 2018 compared to $3.8 million for the three months ended March 31, 2017. The license revenue in 2017 resulted from the completion of certain performance obligations related to the upfront license fees in accordance with the Helsinn License Agreement.

Research and Development Revenue: We recognized research and development revenue of $0.4 million for the three months ended March 31, 2018 compared to $0.7 million for the three months ended March 31, 2017. Research and development revenue resulted from the recognition of fees allocated to research and development activities in accordance with the Helsinn License Agreement. Revenue decreased due to lower levels of research and development activities during the three months ended March 31, 2018.

Cost of Research and Development Revenue: We recognized cost of research and development revenue of $0.9 million for the three months ended March 31, 2018 compared to $1.1 million for the three months ended March 31, 2017. The cost of research and development revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses to support our research and development revenue. All costs of research and development revenue relate to expenses for pracinostat incurred in connection with our development activities in accordance with the Helsinn License Agreement, including both Helsinn’s share and our share of costs related to the POC study, which we are responsible for conducting.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Three Months Ended March 31,
Research and development expenses	2018	2017
ME-401	$951	$529
Voruciclib	314	—
Pracinostat	—	63
ME-344	97	144
Other	1,709	1,140

Total research and development expenses	$3,071	$1,876

Research and development expenses consist primarily of clinical trial costs (including payments to clinical research organizations), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses increased by $1.2 million to $3.1 million for the three months ended March 31, 2018 compared to $1.9 million for the three months ended March 31, 2017. The increase was primarily due to a $0.4 million increase in drug manufacturing expenses for ME-401, a $0.3 million increase in expenses for voruciclib, and a $0.5 million increase related to increased salaries, share-based compensation, and other internal costs.

General and Administrative: General and administrative expenses increased by $0.3 million to $2.5 million for the three months ended March 31, 2018 compared to $2.2 million for the three months ended March 31, 2017. The increase is primarily due to professional services expenses, share-based compensation, and general corporate expenses incurred during the three months ended March 31, 2018.

Other income or expense: We received interest and dividend income of $106,000 for the three months ended March 31, 2018 compared to $68,000 for the three months ended March 31, 2017. The increase was due to higher yields during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Nine Months Ended March 31, 2018 and 2017

We had a net loss of $20.8 million for the nine months ended March 31, 2018 compared to net income of $7.0 million for the nine months ended March 31, 2017.

License Revenue: We recognized no license revenue for the nine months ended March 31, 2018 compared to $20.9 million in license revenue for the nine months ended March 31, 2017. The license revenue in 2017 resulted from the completion of the performance obligations related to the upfront license fees in accordance with the Helsinn License Agreement.

Research and Development Revenue: We recognized research and development revenue of $1.1 million for the nine months ended March 31, 2018 compared to $1.9 million for the nine months ended March 31, 2017. Research and development revenue resulted from the recognition of fees allocated to research and development activities in accordance with the Helsinn License Agreement. Revenue decreased due to lower levels of research and development activities during the nine months ended March 31, 2018.

Cost of Research and Development Revenue: We recognized cost of research and development revenue of $2.3 million for the nine months ended March 31, 2018 compared to $4.0 million for the nine months ended March 31, 2017. The cost of research and development revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses to support our research and development revenue. All costs of research and development revenue relate to expenses for pracinostat incurred in connection with our development activities in accordance with the Helsinn License Agreement, including both Helsinn’s share and our share of costs related to the POC study, which we are responsible for conducting.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Nine Months Ended March 31,
Research and development expenses	2018	2017
ME-401	$4,095	$1,804
Voruciclib	3,469	—
Pracinostat	22	(779)
ME-344	394	(121)
Other	4,599	4,260

Total research and development expenses	$12,579	$5,164

Research and development expenses consist primarily of clinical trial costs (including payments to clinical research organizations), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses increased by $7.4 million to $12.6 million for the nine months ended March 31, 2018 compared to $5.2 million for the nine months ended March 31, 2017. The increase was primarily due to a $1.9 million increase in drug manufacturing expenses for ME-401, $2.9 million related to the Presage License Agreement, $0.6 million related to drug development for voruciclib, and a prior year reduction of clinical trial costs of $1.9 million due to revisions in estimates of amounts that were owed to contract research organizations for clinical trials for pracinostat and ME-344 that were at or near completion.

General and Administrative: General and administrative expenses increased by $0.5 million to $7.3 million for the nine months ended March 31, 2018 compared to $6.8 million for the nine months ended March 31, 2017. The increase is primarily due to increased share-based compensation, legal fees, and general corporate expenses which were incurred during the nine months ended March 31, 2018.

Other income or expense: We received interest and dividend income of $299,000 for the nine months ended March 31, 2018 compared to $192,000 for the nine months ended March 31, 2017. The increase was due to higher yields during the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017.

Liquidity and Capital Resources

We have accumulated losses of $195.1 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2018, we had $36.2 million in cash, cash equivalents and short-term investments, which we believe will be sufficient to fund our operations through at least the second calendar quarter of 2019. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities, license agreements or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operating activities for the nine months ended March 31, 2018 was $17.6 million. This compares to $6.6 million provided by operating activities for the nine months ended March 31, 2017, which included the $20.0 million total upfront payments received as part of the Helsinn License Agreement.

Net cash provided by investing activities for the nine months ended March 31, 2018 was $15.1 million compared to net cash used in investing activities of $10.0 million in the nine months ended March 31, 2017. Cash provided by investing activities represents maturities of investments in short-term U.S. government securities in excess of purchases. Cash used in investing activities represents purchases of investments in short-term U.S. government securities in excess of maturities.

Net cash provided by financing activities for the nine months ended March 31, 2018 was $0.2 million compared to $4.2 million for the nine months ended March 31, 2017. Cash provided during the nine months ended March 31, 2017 represents the equity investment made by Helsinn in a transaction related to the Helsinn License Agreement.

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

We have leased approximately 13,700 square feet of office space, located at 3611 Valley Centre Drive, San Diego, California 92130. The location houses our executive and administrative offices. The lease commenced in June 2017 and expires in May 2020. The monthly rental rate is approximately $46,000 over the remaining lease term, plus a pro rata share of certain building expenses. The remaining contractual obligation is $1.2 million.

Presage License Agreement

In September 2017, we entered into the Presage License Agreement. Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage $2.9 million. With respect to the first indication, an incremental $2.0 million payment, due upon dosing the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million up to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees. As of March 31, 2018, we have not accrued any amounts for potential future payments.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus 166,527 shares of our common stock having a value of $500,000 was paid in August 2017 upon the first dosing of a patient in a Phase III clinical trial. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of March 31, 2018, we have not accrued any amounts for potential future payments.

CyDex License Agreement

We are party to a license agreement with CyDex. Under the license agreement, CyDex granted to us an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with our two isoflavone-based drug compounds (currently ME-344). We agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of our approved drugs utilizing Captisol. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. We may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of March 31, 2018, we have not accrued any amounts for potential future payments.

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

In September 2017, we entered into the Presage License Agreement. Under the terms of the agreement, Presage granted us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage $2.9 million and are obligated for additional potential payments of up to $181 million upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed pursuant to such agreement. We may be obligated to make milestone or royalty payments when we do not have the cash on hand to make these payments or have available cash for our other development efforts. These milestone and royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In addition, if we fail to comply with our obligations under the license agreement, Presage may have the right to terminate the agreement. In such a case, we would lose our rights to the intellectual property covered by the license agreement and we would not be able to develop, manufacture or commercialize voruciclib and may face other penalties.

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

Date: May 8, 2018