Form 10-Q
period 2018-09-30
MEI Pharma, Inc.
filed 2018-11-08
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting entity	☐

Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 6, 2018, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 71,125,444.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1: Condensed Financial Statements – Unaudited

MEI PHARMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2018	June 30, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,118	$13,309
Short term investments	84,646	89,434

Total cash, cash equivalents and short-term investments	90,764	102,743
Prepaid expenses and other current assets	3,671	1,586

Total current assets	94,435	104,329
Intangible assets, net	287	296
Property and equipment, net	28	32

Total assets	$94,750	$104,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,555	$3,643
Accrued liabilities	2,489	3,454
Deferred revenue	740	788

Total current liabilities	4,784	7,885
Warrant liability	50,207	46,313

Total liabilities	54,991	54,198

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 113,000 shares authorized; 71,115 and 70,406 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	—	—
Additional paid-in-capital	268,700	264,858
Accumulated deficit	(228,941)	(214,399)

Total stockholders’ equity	39,759	50,459

Total liabilities and stockholders’ equity	$94,750	$104,657

See accompanying notes to financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2018	2017
Revenues:
Research and development revenue	$488	$283

Total revenues	488	283

Operating expenses:
Cost of research and development revenue	989	618
Research and development	6,131	6,064
General and administrative	3,401	2,488

Total operating expenses	10,521	9,170

Loss from operations	(10,033)	(8,887)
Other income (expense):
Change in fair value of warrant liability	(4,962)	—
Interest and dividend income	454	100
Income tax expense	(1)	(1)

Net loss	$(14,542)	$(8,788)

Net loss per share - basic	$(0.21)	$(0.24)

Net loss per share - diluted	$(0.21)	$(0.24)

Shares used in computing net loss per share:
Basic	70,885	37,245

Diluted	70,885	37,245

See accompanying notes to financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(14,542)	$(8,788)
Adjustments to reconcile loss to net cash used in operating activities:
Change in fair value of warrant liability	4,962	—
Share-based compensation	1,937	996
Depreciation and amortization	13	14
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,085)	1,117
Accounts payable	(2,088)	166
Accrued liabilities	(965)	(18)
Deferred revenue	(48)	(49)

Net cash used in operating activities	(12,816)	(6,562)

Cash flows from investing activities:
Purchases of short-term investments	(4,937)	(4,999)
Proceeds from maturity of short-term investments	9,725	10,041

Net cash provided by investing activities	4,788	5,042

Cash flows from financing activities:
Proceeds from exercise of stock options	43	20
Proceeds from exercise of warrants	1,118	—
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(324)	—

Net cash provided by financing activities	837	20

Net decrease in cash and cash equivalents	(7,191)	(1,500)
Cash and cash equivalents at beginning of the period	13,309	8,458

Cash and cash equivalents at end of the period	$6,118	$6,958

See accompanying notes to financial statements.

MEI PHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company

We are a pharmaceutical company focused on leveraging our extensive development and oncology expertise to identify and advance new therapies intended to meaningfully improve the treatment of cancer. Our portfolio of drug candidates contains four clinical-stage candidates, including one candidate in an ongoing Phase 3 global registration trial and another candidate that is entering into a Phase 2 clinical trial that we intend to submit to the U.S. Food and Drug Administration (“FDA”) to support accelerated approval of a marketing application. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP”.

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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2018, included in our Annual Report on Form 10-K (“2018 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on August 30, 2018. Interim results are not necessarily indicative of results for a full year.

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

Revenue Recognition

Beginning July 1, 2018, we recognize revenues when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For enforceable contracts with our customers, we first identify the distinct performance obligations – or accounting units – within the contract. Performance obligations are commitments in a contract to transfer a distinct good or service to the customer.

Payments received under commercial arrangements, such as licensing technology rights, may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, and royalties on the sale of products. At the inception of arrangements that include milestone payments, we use judgment to evaluate whether the milestones are probable of being achieved and we estimate the amount to include in the transaction price using the most likely method. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not included in the transaction price until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of development milestones and any related constraint and, as necessary, we adjust our estimate of the overall transaction price. Any adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. To date, we have not recognized any cumulative catch-up adjustments from changes in our estimate of the transaction price.

We develop estimates of the stand-alone selling price for each distinct performance obligation and allocate the overall transaction price to each accounting unit based on a relative stand-alone selling price approach. We develop assumptions that require judgment to determine the stand-alone selling price for license-related performance obligations, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical, regulatory and commercial success. We estimate stand-alone selling price for research and development performance obligations by forecasting the expected costs of satisfying a performance obligation plus an appropriate margin.

On September 30, 2018, we had $3.7 million of remaining performance obligations to satisfy. We expect to recognize approximately 28 percent of our remaining performance obligations as revenue in the remainder of 2019, an additional approximately 42 percent by 2020 and the balance thereafter.

License Fee Revenue

In the case of a license that is a distinct performance obligation, we recognize revenue from non-refundable, up-front fees at the point in time when the license is transferred to the licensee and the licensee can use and benefit from the license. For licenses that are bundled with other obligations, we use judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. If the performance obligation is satisfied over time, we evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. For arrangements that include sales-based or usage-based royalties, we recognize revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, we have not recognized any royalty revenue from license agreements.

Research and Development Revenue

Research and development revenue for the quarters ended September 30, 2018 and 2017 related solely to research and development activities performed under the Helsinn License Agreement (Note 3). Based on the characteristics of this contract, control of the deliverables occurs over time and therefore we recognize research and development revenue based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress because it best depicts the transfer of control to the customer which occurs as we incur costs. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation (an “input method’ under Topic 606). Revenues are recorded proportionally as costs are incurred. We use judgment to estimate the total cost expected to complete the research and development performance obligations, which include subcontractors’ costs, labor, materials, other direct costs and an allocation of indirect costs. We evaluate these cost estimates, the progress each reporting period and, as necessary, we adjust the measure of progress and related revenue recognition. To date, we have not recognized any cumulative catch-up adjustments from changes in our estimate of the measure of progress.

Contract Balances

The following table presents changes in contract assets and contract liabilities during the quarter ended September 30, 2018:

	As of July 1, 2018	Net Change	As of September 30, 2018
Receivables	$82	$131	$213
Contract Assets	$312	$(68)	$244
Contract Liabilities	$788	$(48)	$740

The timing of revenue recognition, invoicing and cash collections results in billed accounts receivable and unbilled receivables (contract assets), which are classified as ‘prepaid expenses and other current assets’ on our Balance Sheet, and deferred revenue (contract liabilities). We invoice our customers in accordance with agreed-upon contractual terms, typically at periodic intervals or upon achievement of contractual milestones. Invoicing may occur subsequent to revenue recognition, resulting in contract assets. We may receive advance payments from our customers before revenue is recognized, resulting in contract liabilities. The contract assets and liabilities reported on the Balance Sheet relate in entirety to the Helsinn License Agreement.

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

Research and Development Costs

Research and development costs are expensed as incurred and include costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials. Clinical trial costs, including costs associated with third-party contractors, are a significant component of research and development expenses. We expense research and development costs based on work performed. In determining the amount to expense, management relies on estimates of total costs based on contract components completed, the enrollment of subjects, the completion of trials, and other events. Costs incurred related to the purchase or licensing of in-process research and development for early-stage products or products that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred.

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

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2018 and June 30, 2018, we have established a valuation allowance to fully reserve our net deferred tax assets. Changes in our ownership may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The FASB Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of September 30, 2018 or June 30, 2018.

There have been no material changes in our unrecognized tax benefits since June 30, 2018, and, as such, the disclosures included in our 2018 Annual Report continue to be relevant for the three month period ended September 30, 2018.

Recent Accounting Pronouncements

Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” The FASB subsequently issued a number of narrow-scope technical improvements to Topic 606 before it became effective. The new guidance in Topic 606 provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance under ASC Topic 605, “Revenue Recognition” (Topic 605). On July 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of the adoption date. We did not record any adjustment to opening retained earnings as of July 1, 2018 as the adoption of Topic 606 did not have an impact on our financial statements. Refer to Revenue Recognition for further details of accounting for revenue with customers.

Accounting Standards Not Yet Adopted

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

We measure the following financial instruments at fair value on a recurring basis. The fair values of these financial instruments were as follows (in thousands):

	September 30, 2018			June 30, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$6,118	$—	$—	$13,309	$—	$—
U.S. government treasury bills	84,646	—	—	89,434	—	—

Total	$90,764	$—	$—	$102,743	$—	$—

Liabilities:
Warrant liability	$—	$—	$(50,207)	$—	$—	$(46,313)

Total	$—	$—	$(50,207)	$—	$—	$(46,313)

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

In May 2018, we issued warrants in connection with our private placement of shares of common stock. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the balance sheet. We recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the statement of operations for the three months ended September 30, 2018.

To calculate the fair value of the warrant liability, the following assumptions were used:

	September 30, 2018	June 30, 2018
Risk-free interest rate	2.9%	2.7%
Expected life (years)	4.6	4.8
Expected volatility	78.9%	77.3%
Dividend yield	0.0%	0.0%
Black-Scholes Fair Value	$3.13	$2.81

The following table sets forth a summary of changes in the estimated fair value of our Level 3 warrant liability for the three months ended September 30, 2018 (in thousands):

Fair Value of Warrants Using Significant Unobservable Inputs (Level 3)
Balance at July 1, 2018	$46,313
Reclassification of derivative liability to equity upon exercise of warants	(1,068)
Change in estimated fair value of liability classified warrants	4,962

Balance at September 30, 2018	$50,207

Note 3. Helsinn License Agreement

In August 2016, we entered into an exclusive worldwide license, development, manufacturing and commercialization agreement with Helsinn Healthcare SA, a Swiss pharmaceutical corporation (“Helsinn”) for pracinostat in acute myeloid leukemia (“AML”), myelosdisplastic syndrome (“MDS”) and other potential indications (the “Helsinn Agreement”). Under the terms of the agreement, Helsinn was granted a worldwide exclusive license to develop, manufacture and commercialize pracinostat, and is primarily responsible for funding its global development and commercialization. As compensation for such grant of rights, we received payments of $20.0 million. In addition, we are eligible to receive up to $444 million in potential regulatory and sales-based milestones, along with royalty payments on the net sales of pracinostat, which, in the U.S., are tiered and begin in the mid-teens.

We determined that the agreement represents a multiple-element arrangement for purposes of revenue recognition. Revenues related to the research and development elements of the arrangement are recognized based on the proportional performance of each research and development activity. Research and development revenues are recognized on a gross basis as we are the primary obligor and have discretion in supplier selection. During the three months ended September 30, 2018, our only remaining research and development activity under the agreement is the conduct of a Phase 2 dose-optimization study of pracinostat in combination with azacitidine in patients with high and very high risk MDS who are previously untreated with hypomethylating agents (the “POC study”), for which Helsinn has agreed to share third-party expenses.

Note 4. Presage License Agreement

In September 2017, we entered into a license agreement with Presage Biosciences, Inc. (“Presage”). Under the terms of such license agreement (the “Presage License Agreement”), Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid $2.9 million. With respect to the first indication, an incremental $2.0 million payment, due upon dosing of the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees.

Note 5. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three months ended September 30, 2018 and 2017. Diluted net loss per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

The following table presents the calculation of weighted average shares used to calculate basic and diluted loss per share (in thousands):

	Three Months Ended September 30,
	2018	2017
Weighted average shares outstanding	70,885	36,845
Effect of vested restricted stock units	—	400

Weighted average shares used in calculating basic net loss per share	70,885	37,245
Effect of potentially dilutive common shares from equity awards and liability-classified warrants	—	—

Weighted average shares used in calculating diluted net loss per share	70,885	37,245

Potentially dilutive shares excluded from calculation due to anti-dilutive effect	24,090	9,179

Note 6. Commitments and Contingencies

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

We have leased approximately 13,700 square feet of office space, located at 3611 Valley Centre Drive, San Diego, California 92130. The lease expires in May 2020. The monthly rental rate is approximately $46,000 over the remaining lease term, plus a pro rata share of certain building expenses. In September 2018, we entered into a lease agreement for approximately 7,000 additional square feet of office space at the same location, at a rental rate of approximately $21,000 per month, plus a pro rata share of certain building expenses. Each lease term expires in May 2020. The location houses our executive and administrative offices. The remaining contractual obligations for the two leases are $0.9 million and $0.4 million, respectively.

Presage License Agreement

As discussed in Note 4, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of September 30, 2018, we have not accrued any amounts for potential future payments.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. As of September 30, 2018, we have not accrued any amounts for potential future payments.

CyDex License Agreement

We are party to a license agreement with CyDex Pharmaceuticals, Inc. (“CyDex”). Under the license agreement, CyDex granted to us an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with our isoflavone-based drug compounds (currently ME-344). We agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of our approved drugs utilizing Captisol. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. We may terminate both the license agreement and the supply agreement at any time upon 90 days’ prior written notice. As of September 30, 2018, we have not accrued any amounts for potential future payments.

Note 7. Short-Term Investments

As of September 30, 2018 and June 30, 2018, our short-term investments consisted of $84.6 million and $89.4 million, respectively, in U.S. government securities. The short-term investments held as of September 30, 2018 and June 30, 2018 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. Due to the short-term maturities of these instruments, the amortized cost approximates the related fair values. As of September 30, 2018 and June 30, 2018, the gross holding gains and losses were immaterial.

Note 8. Stockholders’ Equity

Equity Transactions

May 2018 Private Placement

In May 2018, we raised $70.2 million, net of transaction costs, in a private placement of common shares and warrants. We issued and sold 33,003,296 shares of common stock at a purchase price of $2.27 per share, as well as warrants to purchase 16,501,645 shares. The warrants were fully vested upon issuance in May 2018. The warrants are exercisable at a price of $2.54 per share and expire in May 2023. In the event of a sale of the Company, the terms of the warrants require us to use our best efforts to ensure the holders of such warrants will have a continuing right to purchase shares of the acquirer and, if our efforts are unsuccessful, to make a payment to such warrant holders based on a Black-Scholes valuation (using variables as specified in the warrants). Therefore, we are required to account for the warrants as liabilities and record them at fair value. We recorded the fair value of the warrants of $36.6 million upon issuance using the Black-Scholes valuation model. The warrants were revalued as of June 30, 2018 at $46.3 million and as of September 30, 2018 at $50.2 million; the changes in fair value were recorded in our statement of operations. During the three months ended September 30, 2018, warrants were exercised for 440,043 shares of common stock, and we received proceeds of $1.1 million. As of September 30, 2018, there were outstanding warrants to purchase 16,061,602 shares of our common stock.

Shelf Registration Statement

We have a shelf registration statement that permits us to sell, from time to time, up to $150.0 million of common stock, preferred stock and warrants. In November 2017, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $30.0 million of our common stock pursuant to the shelf registration statement. As of September 30, 2018, we have not sold any shares under the ATM Sales Agreement, and there is $150.0 million aggregate value of securities available under the shelf registration statement.

Note 9. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs.

Our 2008 Stock Omnibus Equity Compensation Plan (the “2008 Equity Plan”) provides for the grant of options and/or other share-based or share-denominated awards to our non-employee directors, officers, employees and advisors. The 2008 Equity Plan was initially adopted in 2008 and was amended and restated in 2011, 2013, 2014, 2015 and 2016. There are 10,186,000 shares of common stock authorized for issuance under the 2008 Equity Plan. As of September 30, 2018, there were 1,193,859 shares available for future grant under the 2008 Equity Plan.

Total share-based compensation expense for all stock awards consists of the following, (in thousands):

	Three Months Ended September 30,
	2018	2017
Research and development	$630	$284
General and administrative	1,307	712

Total share-based compensation	$1,937	$996

Stock Options

Stock option activity for the three months ended September 30, 2018 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2018	6,281,615	$3.08
Granted	2,019,250	4.27
Exercised	(23,336)	1.84
Forfeited / Cancelled	—	—
Expired	(233,854)	7.43

Outstanding at September 30, 2018	8,043,675	3.25	8.0	$10,673,865

Vested and exercisable at September 30, 2018	3,344,139	$3.02	6.2	$6,456,494

The fair value of each stock option granted during the three months ended September 30, 2018 is estimated on the grant date under the fair value method using a Black-Scholes valuation model. Stock options granted to employees during the three months ended September 30, 2018 vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors during the three months ended September 30, 2018 vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Three Months Ended September 30,
	2018	2017
Risk-free interest rate	2.8%	2.1%
Expected life (years)	6.0	5.9
Expected volatility	86.0%	97.6%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$3.11	$2.21

As of September 30, 2018, there was $8.7 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

In June 2016, we granted 364,726 RSUs to employees. Each RSU represented the contingent right to receive one share of our common stock. The RSUs were subject to performance criteria that were met in August 2016. The fair value of the RSUs was measured at $1.61 per unit on the date the performance criteria were met. The RSUs vested in August 2018, and we released 332,193 RSU shares. We issued 245,782 shares of common stock to RSU holders; 86,411 shares were surrendered to us by RSU holders as payment for the employee portion of the required withholding of associated payroll taxes.

Note 10. Subsequent Events

In October 2018, we announced a clinical collaboration with BeiGene, Ltd. (“BeiGene”) to evaluate the safety and efficacy of ME-401 in combination with BeiGene’s zanubrutinib, an investigational inhibitor of Bruton’s tyrosine kinase (“BTK”), for the treatment of patients with B-cell malignancies. Under the terms of the clinical collaboration agreement, we will amend our ongoing Phase 1b trial to include evaluation of ME-401 in combination with zanubrutinib in patients with B-cell malignancies. Study costs will be shared equally by the parties, and we will supply ME-401 and BeiGene will supply zanubrutinib. We will retain full commercial rights for ME-401 and BeiGene will retain full commercial rights for zanubrutinib.

In November 2018, we announced a license, development and commercialization agreement with Kyowa Hakko Kirin Co., Ltd. (“KHK”), granting KHK exclusive rights to develop and commercialize ME-401 in Japan; we retain all other rights to ME-401. Under the terms of the license agreement, we will receive a $10 million upfront payment, and we are eligible to receive additional development and commercialization milestones up to $87.5 million as well as tiered double-digit sales royalties extending into the mid-teens.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” in our 2018 Annual Report, and elsewhere in this report, including, among other things:

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

•

our payment obligations under the Presage License Agreement and the S*Bio Purchase Agreement, which may reduce our cash available for other development efforts, and other obligations and risks related to the Presage License Agreement and the S*Bio Purchase Agreement;

•	clinical studies by their nature typically have a high level of risk and may not produce successful results;

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

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Past performance may not be an indicator of future results. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our 2018 Annual Report, as filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

Overview and Recent Developments

We are a pharmaceutical company focused on leveraging our extensive development and oncology expertise to identify and advance new therapies intended to meaningfully improve the treatment of cancer. Our portfolio of drug candidates contains four clinical-stage candidates, including one candidate in an ongoing Phase 3 global registration trial and another candidate that is entering into a Phase 2 clinical trial that we intend to submit to the FDA as support for accelerated approval of a marketing application. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP”.

Clinical Development Programs

Cancer is an intractable and highly adaptable disease capable of evading the body’s defenses and resisting treatment to grow and spread. Despite new treatments that leverage actionable insights into cancer biology, effective treatments remain elusive and even the most cutting-edge therapies still struggle to balance potency with safety. As a result, the oncology community strives to improve on existing therapies and search for new and better options to optimize benefits for patients. This approach includes medicines that not only act alone, but also work well in combination with other therapies to deliver the best possible outcomes.

We currently have four clinical-stage development programs, each of which is in active development, with diverse approaches to inhibiting cancer, including epigenetics, cell signaling and cancer metabolism:

•	Pracinostat, an oral histone deacetylase (“HDAC”) inhibitor;

•	ME-401, an oral phosphatidylinositol 3-kinase (“PI3K”) delta inhibitor;

•	Voruciclib, an oral cyclin-dependent kinase (“CDK”) inhibitor; and

•	ME-344, a mitochondrial inhibitor targeting the OXPHOS complex.

*	Phase 2 study intended to support an accelerated approval marketing application with the FDA
**	Study arm to be initiated under clinical collaboration with BeiGene, Ltd.
***	Investigator-initiated study

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

Clinical Program

The ongoing pivotal Phase 3 registration study, which is being run by Helsinn and was initiated in June 2017, is a randomized, double-blind, placebo-controlled study that will enroll worldwide approximately 500 adults with newly diagnosed AML who are unfit to receive intensive chemotherapy. Patients are randomized 1:1 to receive pracinostat or placebo with azacitidine as background therapy. The primary endpoint of the study is overall survival. Secondary endpoints include morphologic CR rate, event-free survival and duration of CR.

Additionally, pracinostat is being investigated in a Phase 2 dose optimization study evaluating patients with high and very high-risk MDS who are previously untreated with hypomethylating agents. This patient group represents the highest unmet need in MDS, with median survival estimates of 1.6 years and 0.8 years, respectively. The ongoing Phase 2 open-label study is evaluating a 45 mg dose of pracinostat in combination with the standard dose of azacitidine. The study is designed to improve tolerability and retain patients in the study longer than in an earlier Phase 2 study evaluating a 60 mg dose. A prolonged treatment may result in a systemic exposure to pracinostat sufficient to achieve the desired treatment effect; data from the earlier Phase 2 study suggested that insufficient exposure to treatment may have limited overall efficacy of the combination.

A pre-planned interim analysis of the Phase 2 MDS study demonstrated a 10% discontinuation rate among the first 20 evaluable patients treated, beating the predefined threshold in the first 3 treatment cycles. The 10% rate is consistent with the established discontinuation rate for azacitidine given as a monotherapy. Having met this threshold, the study expanded open-label enrollment to 60 patients. Patients will be followed for one year to evaluate safety and efficacy. The primary endpoints of the study are 1) safety and tolerability and 2) overall response rate, defined as CR, partial remission (“PR”) and marrow CR. Secondary endpoints include CR rate, overall hematologic improvement (“HI”) response rate, clinical benefit rate (defined as rate of CR + PR + HI + Marrow CR), rate of cytogenetic complete response/remission, duration of response, rate of leukemic transformation, event-free survival, progression-free survival and overall survival. Upon completion of the study, the data will be evaluated to determine the opportunity to advance pracinostat into a registration study in patients with MDS. All future development and commercialization costs after the completion of the Phase 2 study are the responsibility of Helsinn.

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

ME-401: PI3K Delta Inhibitor Entering Phase 2 Study to Support Accelerated Approval in Relapsed or Refractory Follicular Lymphoma

We own exclusive worldwide rights to ME-401, a selective oral inhibitor of PI3K delta. In the fourth quarter of calendar year 2018, we plan to initiate an ME-401 single-agent Phase 2 clinical trial for the treatment of adults with relapsed or refractory follicular lymphoma (“FL”). We intend to submit the results of this trial to the FDA for accelerated approval of the marketing application under 21 CFR Part 314, Subpart H.

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

•

A 100% (10/10) objective response rate was observed in the group of FL patients with progression of disease within 24 months (POD24) of initial immunochemotherapy. While this group of patients generally received one prior line of therapy, progression of disease within 24 months after initial treatment is associated with very poor outcomes; only about 50% of POD24 patients survive for 5 years compared to about 90% of patients that do not have early disease progression. (“Casulo et al., JCO 2015);

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

Laboratory abnormalities in the Phase 1b trial were infrequent. Grade ≥ 3 laboratory abnormalities reported were: neutropenia 10% (4/31) and AST/ALT increase 6% (2/31). Myelosuppression was not associated with febrile neutropenia. Based on the data, we determined that no further dose escalation was required. An expansion cohort of up to 30 patients with FL, CLL and SLL was added to further evaluate the safety and efficacy of ME-401 as a single agent at the 60 mg dose. An additional 15 patients are enrolled in the study arm evaluating ME-401 (60 mg) in combination with rituximab (marketed as Rituxan®) in patients with various B cell malignancies, including diffuse large B-cell lymphoma (“DLBCL”).

In October 2018, we announced a clinical collaboration with BeiGene. In connection with the BeiGene collaboration, we will amend the ongoing Phase 1b trial to evaluate the safety and efficacy of ME-401 in combination with BeiGene’s zanubrutinib, an investigational inhibitor of BTK, for the treatment of patients with B-cell malignancies. The cost of the combination study will be equally shared. Each company will supply its own compound. We retain all commercial rights to ME-401 and BeiGene retains all commercial rights to zanubrutinib.

Phase 2 Accelerated Approval Study

In July 2018, the Company discussed with FDA a ME-401 monotherapy accelerated approval strategy in patients with relapsed or refractory follicular lymphoma. The FDA communicated support for the Company’s proposed randomized Phase 2 trial. Accelerated approval of ME-401 will be subject to FDA review of the improvement provided by ME-401 over other therapies available at the time of the regulatory action.

Informed by our communications with the FDA, we are planning to initiate by the end of calendar year 2018, a global randomized Phase 2 study to evaluate the efficacy, safety, and tolerability of ME-401 in patients with FL after failure of at least two prior systemic therapies including chemotherapy and an anti-CD20 antibody. The study will evaluate two different ME-401 single agent dosing regimens; in one arm, ME-401 will be administered once daily continuously and in the other arm, ME-401 will be administered once daily for two cycles (i.e., eight weeks) followed by an intermittent schedule whereby ME-401 will be administered once daily for the first seven days of a 28-day cycle followed by 21 days placebo. Approximately 150 patients will be randomized in the study and the primary efficacy endpoint will be the rate of objective response to therapy.

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

In pre-clinical studies voruciclib shows dose-dependent suppression of MCL1; in December 2017 a study of voruciclib published in the journal Nature Scientific Reports reported that the combination of voruciclib plus the BCL-2 inhibitor venetoclax was capable of inhibiting two master regulators of cell survival, MCL-1 and BCL-2, and achieved synergistic antitumor efficacy in an aggressive subset of DLBCL pre-clinical models. (Scientific Reports. (2017) 7:18007. DOI:10.1038/s41598-017-18368-w).

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

ME-344: Mitochondrial Inhibitor with Combinatorial Potential

ME-344 is our novel and tumor selective, isoflavone-derived mitochondrial inhibitor drug candidate. It directly targets the OXPHOS complex 1, a pathway involved in ATP production in the mitochondria. ME-344 is currently in an ongoing investigator-initiated, multi-center, randomized study in combination with the vascular endothelial growth factor (“VEGF”) inhibitor bevacizumab (marketed as Avastin ® ) in a total of 40 patients with HER2 negative breast cancer.

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

Clinical Program

ME-344 demonstrated evidence of single agent activity against refractory solid tumors in a Phase 1 study, and in pre-clinical studies tumor cells treated with ME-344 resulted in a rapid loss of ATP and cancer cell death. In addition to single agent activity, ME-344 may also have significant potential in combination with anti-angiogenic therapeutics. While anti-angiogenics reduce the rate of glycolysis in tumors as a mechanism to block growth, tumor metabolism often shifts to mitochondrial metabolism to continue energy production to support continued tumor proliferation. In such cases of tumor plasticity in the presence of treatment with anti-angiogenics, targeting the alternative metabolic source with ME-344 may open an important therapeutic opportunity.

We are investigating this approach in an ongoing, multicenter, investigator-initiated, randomized, open-label, clinical trial, which is evaluating ME-344 in a total of up to 40 patients with HER2-negative breast cancer in combination with the VEGF inhibitor bevacizumab (marketed as Avastin®). Patients are randomized one-to-one to either ME-344 in combination with bevacizumab or saline in combination with bevacizumab. The interim data review was predefined to take place after 20 patients were randomized. The primary efficacy endpoint is inhibition of cell proliferation as measured by Ki-67 reductions.

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

In June 2016, pre-clinical data from a collaboration with the Spanish National Cancer Research Centre in Madrid showing mitochondria-specific effects of ME-344 in cancer cells, including substantially enhanced anti-tumor activity when combined with agents that inhibit the activity of VEGF, were published in Cell Reports. These data demonstrate that the anti-cancer effects when combining ME-344 with a VEGF inhibitor are due to an inhibition of both mitochondrial and glycolytic metabolism and provided a basis for commencement the ongoing investigator-initiated study of ME-344 in combination with the VEGF inhibitor bevacizumab (marketed as Avastin ®) in HER2 negative breast cancer patients.

Results of Operations

Three Months Ended September 30, 2018 and 2017

We had a net loss of $14.5 million for the three months ended September 30, 2018 compared to a net loss of $8.8 million for the three months ended September 30, 2017. Our net loss for the three months ended September 30, 2018 includes a non-cash expense of $5.0 million related to our warrant liability, as described below.

Research and Development Revenue: We recognized research and development revenue of $0.5 million for the three months ended September 30, 2018 compared to $0.3 million for the three months ended September 30, 2017. Research and development revenue resulted from the recognition of fees allocated to research and development activities in accordance with the Helsinn License Agreement. Revenue increased due to higher levels of research and development activities during the three months ended September 30, 2018.

Cost of Research and Development Revenue: We recognized cost of research and development revenue of $1.0 million for the three months ended September 30, 2018 compared to $0.6 million for the three months ended September 30, 2017. The cost of research and development revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses to support our research and development revenue. All costs of research and development revenue relate to expenses for pracinostat incurred in connection with our development activities in accordance with the Helsinn License Agreement, including both Helsinn’s share and our share of costs related to the POC study, which we are responsible for conducting.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Three Months Ended September 30,
	2018	2017
Research and development expenses
ME-401	$2,505	$1,456
Voruciclib	1,011	2,955
Pracinostat	—	15
ME-344	205	177
Other	2,410	1,461

Total research and development expenses	$6,131	$6,064

Research and development expenses consist primarily of clinical trial costs (including payments to clinical research organizations), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $6.1 million for the three months ended September 30, 2018 compared to $6.1 million for the three months ended September 30, 2017. Costs related to ME-401 were higher for the three months ended September 30, 2018 due to increased clinical trial costs and drug manufacturing. Costs related to voruciclib were lower for the three months ended September 30, 2018 because we expensed a license fee payment of $2.9 million during the three months ended September 30, 2017. Other research and development costs increased year over year due to higher levels of salaries and share-based compensation associated with increased headcount to support our clinical activities.

General and Administrative: General and administrative expenses increased by $0.9 million to $3.4 million for the three months ended September 30, 2018 compared to $2.5 million for the three months ended September 30, 2017. The increase is primarily due to $0.6 million in increased share-based compensation, $0.1 million in increased professional services expenses, and $0.2 million in increased general corporate expenses during the three months ended September 30, 2018.

Other income or expense: We recorded a $5.0 million expense during the three months ended September 30, 2018 due to a change in the fair value of our warrant liability for warrants issued in May 2018 as part of our private placement. The change in the warrant liability is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $0.5 million for the three months ended September 30, 2018 compared to $0.1 million for the three months ended September 30, 2017. The increase was due to higher investment balances and higher yields during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Liquidity and Capital Resources

We have accumulated losses of $228.9 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2018, we had $90.8 million in cash, cash equivalents and short-term investments, which we believe will be sufficient to fund our operations through at least fiscal year 2020. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities, license agreements or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operating activities for the three months ended September 30, 2018 was $12.8 million. This compares to $6.6 million used in operating activities for the three months ended September 30, 2017. The increase in cash used in operating activities primarily relates to changes in working capital associated with our clinical development programs, including start-up costs related to the ME-401 Phase 2 accelerated approval study.

Net cash provided by investing activities for the three months ended September 30, 2018 was $4.8 million compared to net cash provided by investing activities of $5.0 million in the three months ended September 30, 2017. Cash provided by investing activities represents maturities of investments in short-term U.S. government securities in excess of purchases. Cash used in investing activities represents purchases of investments in short-term U.S. government securities in excess of maturities.

Net cash provided by financing activities for the three months ended September 30, 2018 was $0.8 million compared to $20,000 for the three months ended September 30, 2017. Cash provided during the three months ended September 30, 2018 primarily represents proceeds from the exercises of warrants and stock options.

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

We have leased approximately 13,700 square feet of office space, located at 3611 Valley Centre Drive, San Diego, California 92130. The location houses our executive and administrative offices. The lease commenced in June 2017. The monthly rental rate is approximately $46,000 over the remaining lease term, plus a pro rata share of certain building expenses. In September 2018, we entered into a lease agreement for approximately 7,000 additional square feet of office space at the same location, at a rental rate of approximately $21,000 per month, plus a pro rata share of certain building expenses. Each lease term expires in May 2020. The remaining contractual obligations for the two leases are $0.9 million and $0.4 million, respectively.

Presage License Agreement

In September 2017, we entered into the Presage License Agreement. Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage $2.9 million. With respect to the first indication, an incremental $2.0 million payment, due upon dosing the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million up to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees. As of September 30, 2018, we have not accrued any amounts for potential future payments.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus 166,527 shares of our common stock having a value of $500,000 was paid in August 2017 upon the first dosing of a patient in a Phase 3 clinical trial. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of September 30, 2018, we have not accrued any amounts for potential future payments.

CyDex License Agreement

We are party to a license agreement with CyDex. Under the license agreement, CyDex granted to us an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with our two isoflavone-based drug compounds (currently ME-344). We agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of our approved drugs utilizing Captisol. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. We may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of September 30, 2018, we have not accrued any amounts for potential future payments.

Critical Accounting Policies and Management Estimates

We describe our significant accounting policies in Note 1, The Company and Summary of Significant Accounting Policies, of the notes to financial statements included in our 2018 Annual Report. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2018 Annual Report. There have been no changes in our significant accounting policies or critical accounting estimates since June 30, 2018.

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

PART II OTHER INFORMATION

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

There have been no material changes in our risk factors from those included in our 2018 Annual Report.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item  5: Other Information

None.

Item 6: Exhibits

Exhibit Index

Exhibits

10.1	Amendment No. 1, dated July 12, 2018, to the Employment letter dated March 6, 2014, between MEI Pharma, Inc. and David M. Urso (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2018 (File No. 000-50484)).

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

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

Date: November 8, 2018