Form 10-Q
period 2018-12-31
MEI Pharma, Inc.
filed 2019-02-07
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 5, 2019, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 71,149,142.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1: Condensed Financial Statements — Unaudited

MEI PHARMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2018	June 30, 2018
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$8,748	$13,309
Short term investments	84,667	89,434

Total cash, cash equivalents and short-term investments	93,415	102,743
Prepaid expenses and other current assets	2,418	1,586

Total current assets	95,833	104,329
Intangible assets, net	279	296
Property and equipment, net	193	32

Total assets	$96,305	$104,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,158	$3,643
Accrued liabilities	4,766	3,454
Deferred revenue	3,980	788

Total current liabilities	10,904	7,885
Deferred revenue, long-term	5,161	—
Warrant liability	26,770	46,313

Total liabilities	42,835	54,198

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 71,131 and 70,406 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	—	—
Additional paid-in-capital	270,387	264,858
Accumulated deficit	(216,917)	(214,399)

Total stockholders’ equity	53,470	50,459

Total liabilities and stockholders’ equity	$96,305	$104,657

See accompanying notes to financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Revenue	$2,048	$358	$2,536	$641

Operating expenses:
Cost of revenue	1,009	728	1,998	1,346
Research and development	9,066	3,444	15,197	9,508
General and administrative	3,821	2,358	7,222	4,846

Total operating expenses	13,896	6,530	24,417	15,700

Loss from operations	(11,848)	(6,172)	(21,881)	(15,059)
Other income (expense):
Change in fair value of warrant liability	23,437	—	18,475	—
Interest and dividend income	436	93	890	193
Income tax expense	—	—	(1)	(1)

Net income (loss)	$12,025	$(6,079)	$(2,517)	$(14,867)

Net income (loss):
Basic	$12,025	$(6,079)	$(2,517)	$(14,867)

Diluted	$(11,412)	$(6,079)	$(25,954)	$(14,867)

Net income (loss) per share:
Basic	$0.17	$(0.16)	$(0.04)	$(0.40)

Diluted	$(0.15)	$(0.16)	$(0.36)	$(0.40)

Shares used in computing net income (loss) per share:
Basic	71,124	37,414	71,005	37,390

Diluted	73,951	37,414	72,418	37,390

See accompanying notes to financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,517)	$(14,867)
Adjustments to reconcile loss to net cash used in operating activities:
Change in fair value of warrant liability	(18,475)	—
Share-based compensation	3,600	1,698
Depreciation and amortization	28	27
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(833)	986
Accounts payable	(1,485)	504
Accrued liabilities	1,312	445
Deferred revenue	8,353	(106)

Net cash used in operating activities	(10,017)	(11,313)

Cash flows from investing activities:
Purchases of property and equipment	(172)	—
Purchases of short-term investments	(19,770)	(15,038)
Proceeds from maturity of short-term investments	24,537	25,043

Net cash provided by investing activities	4,595	10,005

Cash flows from financing activities:
Proceeds from exercise of stock options	67	189
Proceeds from exercise of warrants	1,118	—
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(324)	—

Net cash provided by financing activities	861	189

Net decrease in cash and cash equivalents	(4,561)	(1,119)
Cash and cash equivalents at beginning of the period	13,309	8,458

Cash and cash equivalents at end of the period	$8,748	$7,339

See accompanying notes to financial statements.

MEI PHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company

We are a pharmaceutical company focused on leveraging our extensive development and oncology expertise to identify and advance new therapies intended to meaningfully improve the treatment of cancer. Our portfolio of drug candidates contains four clinical-stage candidates, including one candidate in an ongoing Phase 3 global registration trial and another candidate in an on-going Phase 2 clinical trial that we intend to submit to the U.S. Food and Drug Administration (“FDA”) to support accelerated approval of a marketing application. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP”.

Clinical Development Programs

Our approach to building our pipeline is to license promising cancer agents and build value in programs through development and commercialization, or strategic partnerships, as appropriate. Our drug candidate pipeline includes:

•	ME-401, an oral phosphatidylinositol 3-kinase (“PI3K”) delta inhibitor;

•	Voruciclib, an oral cyclin-dependent kinase (“CDK”) inhibitor;

•	ME-344, a mitochondrial inhibitor targeting the OXPHOS complex; and

•	Pracinostat, an oral histone deacetylase (“HDAC”) inhibitor.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. Certain amounts have been reclassified to conform to current period presentation. We have evaluated subsequent events through the date the financial statements were issued.

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

Revenue Recognition

Beginning July 1, 2018, we recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For enforceable contracts with our customers, we first identify the distinct performance obligations – or accounting units – within the contract. Performance obligations are commitments in a contract to transfer a distinct good or service to the customer.

Payments received under commercial arrangements, such as licensing technology rights, may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, and royalties on the sale of products. At the inception of arrangements that include milestone payments, we use judgment to evaluate whether the milestones are probable of being achieved and we estimate the amount to include in the transaction price using the most likely method. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not included in the transaction price until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of development milestones and any related constraint and, as necessary, we adjust our estimate of the overall transaction price. Any adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. To date, we have not recognized any material cumulative catch-up adjustments from changes in our estimate of the transaction price.

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

In the case of a license that is a distinct performance obligation, we recognize revenue from non-refundable, up-front fees at the point in time when the license is transferred to the licensee and the licensee can use and benefit from the license. For licenses that are bundled with other obligations, we use judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. If the performance obligation is satisfied over time, we evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Revenue is recorded proportionally as costs are incurred. We generally use the cost-to-cost measure of progress because it best depicts the transfer of control to the customer which occurs as we incur costs. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation (an “input method” under Topic 606). We use judgment to estimate the total cost expected to complete the research and development performance obligations, which include subcontractors’ costs, labor, materials, other direct costs and an allocation of indirect costs. We evaluate these cost estimates and the progress each reporting period and, as necessary, we adjust the measure of progress and related revenue recognition. To date, we have not recognized any material cumulative catch-up adjustments from changes in our estimate of the measure of progress.

For arrangements that include sales-based or usage-based royalties, we recognize revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, we have not recognized any royalty revenue from license agreements.

We recognized revenue associated with the following license agreements (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
KHK License Agreement	$1,361	$—	$1,361	$—
Helsinn License Agreement	687	358	1,175	641

	$2,048	$358	$2,536	$641

Revenue for the three and six months ended December 31, 2018 included revenue related to the KHK License Agreement (Note 3). Based on the characteristics of the KHK License Agreement, delivery of the license is a distinct performance obligation, and we recognized related revenue of $879,000 during the three months ended December 31, 2018 when the license was transferred to the licensee and the licensee could use and benefit from the license. The license agreement included other distinct performance obligations that will be satisfied over time, and accordingly we recognized $482,000 related to our progress toward satisfying those obligations.

Revenue for the three and six months ended December 31, 2018 and 2017 included revenue related to the Helsinn License Agreement (Note 3). Based on the characteristics of the Helsinn License Agreement, control of the deliverables occurs over time and therefore we recognize revenue based on the extent of progress towards completion of the performance obligations.

As of December 31, 2018, we had $9.1 million of deferred revenue associated with our remaining performance obligations under the KHK and Helsinn license agreements. We expect to recognize approximately $4.0 million of deferred revenue in the next 12 months, and an additional $5.1 million thereafter.

Contract Balances

The following table presents changes in contract assets and contract liabilities during the six months ended December 31, 2018 (in thousands):

	As of July 1, 2018	Net Change	As of December 31, 2018
Receivables	$82	$45	$127
Contract Assets	$312	$91	$403
Contract Liabilities	$788	$8,353	$9,141

The timing of revenue recognition, invoicing and cash collections results in billed accounts receivable and unbilled receivables (contract assets), which are classified as ‘prepaid expenses and other current assets’ on our Condensed Balance Sheet, and deferred revenue (contract liabilities). We invoice our customers in accordance with agreed-upon contractual terms, typically at periodic intervals or upon achievement of contractual milestones. Invoicing may occur subsequent to revenue recognition, resulting in contract assets. We may receive advance payments from our customers before revenue is recognized, resulting in contract liabilities. The contract assets and liabilities reported on the Condensed Balance Sheet relate to the KHK License Agreement and the Helsinn License Agreement.

Cost of Revenue

Cost of revenue primarily includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses to support our research and development performance obligations associated with the Helsinn License Agreement.

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

Share-Based Compensation

Share-based compensation expense for employees and directors is recognized in the Condensed Statement of Operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, we estimate the grant date fair value using a Black-Scholes valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. We estimate the expected future volatility based on the stock’s historical price volatility. The stock’s future volatility may differ from the estimated volatility at the grant date. For restricted stock unit (“RSU”) equity awards, we estimate the grant date fair value using our closing stock price on the date of grant. We recognize the effect of forfeitures in compensation expense when the forfeitures occur. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. We recognize the value of the awards over the awards’ requisite service or performance periods. The requisite service period is generally the time over which our share-based awards vest.

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2018 and June 30, 2018, we have established a valuation allowance to fully reserve our net deferred tax assets. Changes in our ownership may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board (“FASB”) Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of December 31, 2018 or June 30, 2018.

There have been no material changes in our unrecognized tax benefits since June 30, 2018, and, as such, the disclosures included in our 2018 Annual Report continue to be relevant for the six month period ended December 31, 2018.

Recent Accounting Pronouncements

Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” The FASB subsequently issued a number of narrow-scope technical improvements to Topic 606 before it became effective. The guidance in Topic 606 provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes prior revenue recognition guidance under ASC Topic 605, “Revenue Recognition” (Topic 605). On July 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of the adoption date. We did not record any adjustment to opening retained earnings as of July 1, 2018 as the adoption of Topic 606 did not have an impact on our financial statements. Refer to Revenue Recognition for further details of accounting for revenue with customers.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02 Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We expect to adopt this standard on July 1, 2019. We are evaluating the impact that the adoption of this standard will have on our financial statements.

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

We measure the following financial instruments at fair value on a recurring basis. The fair values of these financial instruments were as follows (in thousands):

	December 31, 2018			June 30, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$8,748	$—	$—	$13,309	$—	$—
U.S. government treasury bills	84,667	—	—	89,434	—	—

Total	$93,415	$—	$—	$102,743	$—	$—

Liabilities:
Warrant liability	$—	$—	$(26,770)	$—	$—	$(46,313)

Total	$—	$—	$(26,770)	$—	$—	$(46,313)

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

In May 2018, we issued warrants in connection with our private placement of shares of common stock. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Balance Sheet. We recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our Condensed Statement of Operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the Condensed Statement of Operations for the three and six months ended December 31, 2018.

To calculate the fair value of the warrant liability, the following assumptions were used:

	December 31, 2018	June 30, 2018
Risk-free interest rate	2.5%	2.7%
Expected life (years)	4.4	4.8
Expected volatility	80.9%	77.3%
Dividend yield	0.0%	0.0%
Black-Scholes Fair Value	$1.67	$2.81

The following table sets forth a summary of changes in the estimated fair value of our Level 3 warrant liability for the six months ended December 31, 2018 (in thousands):

Fair Value of Warrants Using Significant Unobservable Inputs (Level 3)
Balance at July 1, 2018	$46,313
Reclassification of derivative liability to equity upon exercise of warrants	(1,068)
Change in estimated fair value of liability classified warrants	(18,475)

Balance at December 31, 2018	$26,770

Note 3. License Agreements

KHK License Agreement

In October 2018, we entered into a license agreement with Kyowa Hakko Kirin Co., Ltd., a Japanese life sciences company (“KHK”) for ME-401 (‘the KHK License Agreement’). Under the terms of the KHK License Agreement, KHK was granted the exclusive right to develop and commercialize ME-401 in Japan. We also granted KHK the right to purchase supply of ME-401 for commercial requirements at cost plus a pre-negotiated percentage, as well as manufacturing rights in Japan. In return, we received an upfront payment of $10.0 million and are also eligible to receive up to $87.5 million in additional development and commercialization milestones, as well as royalties on net sales of ME-401 in Japan extending into the mid-teens. The KHK License Agreement expires at the end of the royalty term, that is, upon the last to occur of (a) expiration of our patents in Japan, (b) expiration of regulatory exclusivity for ME-401 in Japan or (c) 10 years from the first commercial sale of ME-401 in Japan.

We assessed the KHK License Agreement in accordance with ASC 606 and determined that our performance obligations comprise the license, research and development obligations, and our obligation to provide clinical trial materials to KHK.

We determined that the transaction price amounts to the upfront payment of $10.0 million. Future milestone payments are fully contingent as the risk of significant revenue reversal will only be resolved depending on future research and development and/or regulatory approval outcomes. We will re-evaluate the likelihood of achieving future milestones at the end of each reporting period.

We determined that control of the license was transferred to KHK during the three months ended December 31, 2018. Revenue allocated to the research and development obligations is recognized based on the proportional performance of these research and development activities, which we expect to recognize through fiscal year 2022. Revenue allocated to providing clinical trial materials is recognized upon delivery.

Helsinn License Agreement

In August 2016, we entered into an exclusive worldwide license, development, manufacturing and commercialization agreement with Helsinn Healthcare SA, a Swiss pharmaceutical corporation (“Helsinn”) for pracinostat in acute myeloid leukemia (“AML”), myelosdisplastic syndrome (“MDS”) and other potential indications (the “Helsinn License Agreement”). Under the terms of the agreement, Helsinn was granted a worldwide exclusive license to develop, manufacture and commercialize pracinostat, and is primarily responsible for funding its global development and commercialization. As compensation for such grant of rights, we received payments of $20.0 million. In addition, we are eligible to receive up to $444 million in potential regulatory and sales-based milestones, along with royalty payments on the net sales of pracinostat, which, in the U.S., are tiered and begin in the mid-teens.

We determined that the agreement contains multiple performance obligations for purposes of revenue recognition. Revenue related to the research and development elements of the arrangement is recognized based on the extent of progress toward completion of each performance obligation. Revenue is recognized on a gross basis as we are the primary obligor and have discretion in supplier selection. During the six months ended December 31, 2018, our only remaining performance obligation under the agreement is the conduct of a Phase 2 dose-optimization study of pracinostat in combination with azacitidine in patients with high and very high risk MDS who are previously untreated with hypomethylating agents (the “POC study”), for which Helsinn has agreed to share third-party expenses.

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

Note 4. BeiGene Collaboration

In October 2018, we entered into a clinical collaboration with BeiGene, Ltd. (“BeiGene”) to evaluate the safety and efficacy of ME-401 in combination with BeiGene’s zanubrutinib, an investigational inhibitor of Bruton’s tyrosine kinase (“BTK”), for the treatment of patients with B-cell malignancies. Under the terms of the clinical collaboration agreement, we amended our ongoing Phase 1b trial to include evaluation of ME-401 in combination with zanubrutinib in patients with B-cell malignancies. Study costs are being shared equally by the parties, and we agreed to supply ME-401 and BeiGene agreed to supply zanubrutinib. We record the costs reimbursed by BeiGene as a reduction of our research and development expenses. We retained full commercial rights for ME-401 and BeiGene retained full commercial rights for zanubrutinib.

Note 5. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and six months ended December 31, 2018 and 2017. Diluted net income (loss) per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

The following table presents the calculation of net income (loss) used to calculate basic and diluted income (loss) per share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net income (loss) — basic	$12,025	$(6,079)	$(2,517)	$(14,867)
Change in fair value of warrant liability	(23,437)	—	(23,437)	—

Net income (loss) — diluted	$(11,412)	$(6,079)	$(25,954)	$(14,867)

The following table presents the calculation of weighted average shares used to calculate basic and diluted income (loss) per share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Weighted average shares outstanding	71,124	37,014	71,005	36,990
Effect of vested restricted stock units	—	400	—	400

Weighted average shares used in calculating basic net loss per share	71,124	37,414	71,005	37,390
Effect of potentially dilutive common shares from equity awards and liability-classified warrants	2,827	—	1,413	—

Weighted average shares used in calculating diluted net loss per share	73,951	37,414	72,418	37,390

Potentially dilutive shares excluded from calculation due to anti-dilutive effect	8,160	8,644	16,125	8,912

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

We have leased approximately 13,700 square feet of office space, located at 3611 Valley Centre Drive, San Diego, California 92130. The monthly rental rate is approximately $46,000 over the remaining lease term, plus a pro rata share of certain building expenses. In September 2018, we entered into a lease agreement for approximately 7,000 additional square feet of office space at the same location, at a rental rate of approximately $21,000 per month, plus a pro rata share of certain building expenses. Each lease term expires in May 2020. The location houses our executive and administrative offices. The remaining contractual obligations for the two leases are $0.8 million and $0.4 million, respectively.

Presage License Agreement

As discussed in Note 3, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of December 31, 2018, we have not accrued any amounts for potential future payments.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $74.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. As of December 31, 2018, we have not accrued any amounts for potential future payments.

CyDex License Agreement

As discussed in Note 3, we are party to a license agreement with CyDex under which we may be required to make future payments upon the achievement of certain milestones, as well as potential future royalties based upon net sales. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. As of December 31, 2018, we have not accrued any amounts for potential future payments.

Note 7. Short-Term Investments

As of December 31, 2018 and June 30, 2018, our short-term investments consisted of $84.7 million and $89.4 million, respectively, in U.S. government securities. The short-term investments held as of December 31, 2018 and June 30, 2018 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. Due to the short-term maturities of these instruments, the amortized cost approximates the related fair values. As of December 31, 2018 and June 30, 2018, the gross holding gains and losses were immaterial.

Note 8. Stockholders’ Equity

Equity Transactions

May 2018 Private Placement

In May 2018, we raised $70.2 million, net of transaction costs, in a private placement of common shares and warrants. We issued and sold 33,003,296 shares of common stock, as well as warrants to purchase 16,501,645 shares. The price was approximately $2.27 to purchase one share with an accompanying warrant; each warrant is for the purchase of one-half of a share. The warrants are exercisable at a price of $2.54 per share and expire in May 2023. The warrants were fully vested upon issuance in May 2018. In the event of a sale of the Company, the terms of the warrants require us to use our best efforts to ensure the holders of such warrants will have a continuing right to purchase shares of the acquirer and, if our efforts are unsuccessful, to make a payment to such warrant holders based on a Black-Scholes valuation (using variables as specified in the warrants). Therefore, we are required to account for the warrants as liabilities and record them at fair value. We recorded the fair value of the warrants of $36.6 million upon issuance using the Black-Scholes valuation model. The warrants were revalued as of June 30, 2018 at $46.3 million and as of December 31, 2018 at $26.8 million; the changes in fair value were recorded in our Condensed Statement of Operations. During the six months ended December 31, 2018, warrants were exercised for 440,043 shares of common stock, and we received proceeds of $1.1 million. As of December 31, 2018, there were outstanding warrants to purchase 16,061,602 shares of our common stock.

Shelf Registration Statement

We have a shelf registration statement that permits us to sell, from time to time, up to $150.0 million of common stock, preferred stock and warrants. In November 2017, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $30.0 million of our common stock pursuant to the shelf registration statement. As of December 31, 2018, we have not sold any shares under the ATM Sales Agreement, and there is $150.0 million aggregate value of securities available under the shelf registration statement.

Note 9. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs.

Our 2008 Stock Omnibus Equity Compensation Plan (the “2008 Equity Plan”) provides for the grant of options and/or other share-based or share-denominated awards to our non-employee directors, officers, employees and advisors. The 2008 Equity Plan was initially adopted in 2008 and was amended and restated in 2011, 2013, 2014, 2015, 2016 and 2018. There are 19,089,794 shares of common stock authorized for issuance under the 2008 Equity Plan. As of December 31, 2018, there were 9,980,127 shares available for future grant under the 2008 Equity Plan.

Total share-based compensation expense for all stock awards consists of the following, (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Research and development	$554	$257	$1,184	$541
General and administrative	1,109	445	2,416	1,157

Total share-based compensation	$1,663	$702	$3,600	$1,698

Stock Options

Stock option activity for the six months ended December 31, 2018 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2018	6,281,615	$3.08
Granted	2,299,250	4.18
Exercised	(39,378)	1.70
Forfeited / Cancelled	(162,474)	3.15
Expired	(233,854)	7.43

Outstanding at December 31, 2018	8,145,159	3.27	7.8	$3,180,109

Vested and exercisable at December 31, 2018	3,596,853	$3.01	6.1	$2,349,658

The fair value of each stock option granted during the six months ended December 31, 2018 is estimated on the grant date under the fair value method using a Black-Scholes valuation model. Stock options granted to employees during the six months ended December 31, 2018 vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors during the six months ended December 31, 2018 vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Six Months Ended December 31,
	2018	2017
Risk-free interest rate	2.8%	2.1%
Expected life (years)	6.0	6.0
Expected volatility	85.7%	97.1%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$3.05	$2.19

	Three Months Ended December 31,
	2018	2017
Research and development	$554	$257
General and administrative	1,109	445

Total share-based compensation	$1,663	$702

As of December 31, 2018, there was $7.4 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.8 years.

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

Overview and Recent Developments

We are a pharmaceutical company focused on leveraging our extensive development and oncology expertise to identify and advance new therapies intended to meaningfully improve the treatment of cancer. Our portfolio of drug candidates contains four clinical-stage candidates, including one candidate in an ongoing Phase 3 global registration trial and another candidate in an ongoing Phase 2 clinical trial that we intend to submit to the FDA to support accelerated approval of a marketing application. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP”.

Clinical Development Programs

Cancer is often a highly adaptable disease capable of evading the body’s defenses and resisting treatment, allowing it to grow and spread. Despite new treatments that strive to leverage actionable insights into cancer biology, even the most cutting-edge therapies can struggle to balance potency with safety. As a result, the oncology community strives to improve on existing therapies and search for new and better options to optimize benefits for patients. This approach includes medicines that not only act alone, but also work well in combination with other therapies to deliver the best possible outcomes.

We currently have four clinical-stage development programs, each of which is in active development, with diverse approaches to inhibiting cancer, including epigenetics, cell signaling and cancer metabolism:

•	ME-401, an oral phosphatidylinositol 3-kinase (“PI3K”) delta inhibitor;

•	Voruciclib, an oral cyclin-dependent kinase (“CDK”) inhibitor;

•	ME-344, a mitochondrial inhibitor targeting the OXPHOS complex; and

•	Pracinostat, an oral histone deacetylase (“HDAC”) inhibitor.

*	Phase 2 study intended to support an accelerated approval marketing application with the FDA
**	Study arm to be initiated under clinical collaboration with BeiGene, Ltd.
***	Investigator-initiated study

ME-401: PI3K Delta Inhibitor Entering Phase 2 Study to Support Accelerated Approval in Relapsed or Refractory Follicular Lymphoma

We own exclusive worldwide rights to ME-401, a selective oral inhibitor of PI3K delta. In the fourth quarter of calendar year 2018, we started patient recruitment in a Phase 2 clinical trial evaluating ME-401 as a single-agent for the treatment of adults with relapsed or refractory follicular lymphoma (“FL”). We intend to submit the results of this trial to the FDA for accelerated approval of the marketing application under 21 CFR Part 314, Subpart H.

We believe ME-401 holds best-in-class potential as a PI3K delta inhibitor based on clinical data observed to date. Clinical data from an ongoing Phase 1b, open-label, dose-escalation study has demonstrated an 82% objective response rate in patients with relapsed/refractory indolent B-cell malignances (FL, chronic lymphocytic leukemia (“CLL”), small lymphocytic lymphoma (“SLL”) and marginal zone lymphoma (“MZL”). ME-401 was generally well-tolerated in the Phase 1b trial and no dose-limiting toxicities were identified at any dose level.

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

PI3K delta inhibitors as a group demonstrate promise in the treatment of B-cell malignancies. However, the FDA and the European Medicines Agency (“EMA”) approved oral PI3K delta inhibitor idealelisib (marketed as Zydelig ®), the FDA approved intravenous PI3K alpha/delta inhibitor copanlisib (marketed as Aliqopa ®), the FDA approved oral PI3K delta inhibitor duvelisib (marketed as COPIKTRA®) as well as other candidates in development, are challenged by treatment associated toxicities which may reduce their overall clinical utility. We believe this provides an opportunity for the development of a next generation candidate with superior pharmaceutical properties that can better maximize the biological potential of PI3K delta inhibition without being limited by toxicities that reduce clinical utility.

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

Clinical Program

ME-401 is in two ongoing studies: a Phase 2 study evaluating patients with relapsed/refractory FL that we intend to submit to the FDA to support accelerated approval of a marketing application under 21 CFR Part 314, Subpart H, and a multi-arm Phase 1b study evaluating patients with FL and other B-cell malignancies.

Phase 1b Multi-arm Study

Patients in the Phase 1b study receive ME-401 as a single agent dosed on a continuous daily schedule (CS) or intermittent schedule (IS) and in combination with rituximab (dosed on the IS only) to explore treatment options for patients with B-cell malignancies. The CS dosing regimen consists of 60 mg administered once daily and the IS dosing regimen consists of 60 mg given continuously, once-daily, for the first 2 cycles followed by 60 mg given on days 1-7 of each subsequent cycle. A cycle is 28 days.

In December 2018, at the American Society of Hematology (“ASH”) Annual Meeting, we reported updated Phase 1b data indicating that ME-401 administered both as a single-agent and in combination with rituximab continues to be associated with high response rates: ME-401 demonstrated an 82% objective response rate among 50 evaluable patients with FL, CLL, SLL and MZL, as well as a response rate of 76% in the group of 38 patients with FL. Response rates were maintained by the large majority of patients on IS (72%). For those patients that did show evidence of disease progression on IS, disease control could be reestablished in the majority of patients when returned to CS dosing (70%). A median duration of response has not yet been reached; the lead patient has a duration of response of approximately 20 months and the median follow-up is 9.3 months.

ME-401 has been generally well-tolerated. In addition, a lower incidence of Grade 3 immune-related adverse events (irAEs) has been observed in patients administered ME-401 with IS dosing (11%) versus patients administered CS dosing (34%). No opportunistic infections or non-infectious pneumonitis were reported. There have been no Grade 4-5 adverse events. Laboratory abnormalities in the Phase 1b trial were infrequent.

The Phase 1b study is continuing to enroll patients in the study arm evaluating ME-401 (60 mg) in combination with rituximab (marketed as Rituxan®) in patients with various B-cell malignancies. Additionally, in October 2018, we entered into a clinical collaboration with BeiGene, Ltd. In connection with the BeiGene collaboration, we amended the ongoing Phase 1b trial to evaluate the safety and efficacy of ME-401 in combination with BeiGene’s zanubrutinib, an investigational inhibitor of BTK, for the treatment of patients with B-cell malignancies. The cost of the combination study will be equally shared. Each company will supply its own compound. We retain all commercial rights to ME-401 and BeiGene retains all commercial rights to zanubrutinib.

Phase 2 Accelerated Approval Study

In July 2018, the Company discussed with the FDA a ME-401 monotherapy accelerated approval strategy in patients with relapsed or refractory follicular lymphoma. The FDA communicated support for the Company’s proposed randomized Phase 2 trial. Accelerated approval of ME-401 will be subject to FDA review of the improvement provided by ME-401 over other therapies available at the time of the regulatory action.

Informed by our communications with the FDA, we have started recruiting patients in a global randomized Phase 2 study evaluating the efficacy, safety, and tolerability of ME-401 in patients with FL after failure of at least two prior systemic therapies including chemotherapy and an anti-CD20 antibody. The study will evaluate both the CS and IS dosing regimens; in one arm, ME-401 will be administered once daily continuously and in the other arm, ME-401 will be administered once daily for two cycles (i.e., eight weeks) followed by an intermittent schedule whereby ME-401 will be administered once daily for the first seven days of a 28-day cycle followed by 21 days of placebo. Approximately 150 patients will be randomized in the study and the primary efficacy endpoint will be the rate of objective response to therapy.

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

Clinical Program

In January 2018, we announced the FDA cleared the voruciclib Investigational New Drug Application (“IND”) for hematologic malignancies. In August 2018 we dosed our first patient in a dose ranging Phase 1b clinical trial of voruciclib. The study is intended to evaluate voruciclib as a single agent in patients with relapsed and/or refractory B-cell malignancies or acute myeloid leukemia (“AML”) after failure of prior standard therapies to determine the safety, preliminary efficacy and maximum tolerated dose. We also plan to evaluate voruciclib in combination with venetoclax to assess synergies and the opportunity for combination treatments across multiple indications.

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

Pracinostat: HDAC Inhibitor Candidate in a Phase 3 Global Registration Clinical Trial

Pracinostat is an oral HDAC inhibitor being evaluated in a pivotal Phase 3 global registration clinical trial for the treatment of adults with newly diagnosed AML who are unfit to receive intensive chemotherapy. Pracinostat is also being evaluated in a Phase 2 study in patients with high or very high-risk myelodysplastic syndrome (“MDS”). In August 2016, we entered into an exclusive worldwide license, development, manufacturing and commercialization agreement with Helsinn Healthcare SA, a Swiss pharmaceutical corporation (“Helsinn”) for pracinostat in AML, MDS and other potential indications (the “Helsinn License Agreement”). Under the agreement, Helsinn is primarily responsible for funding global development and commercialization costs for pracinostat. We are responsible for conducting the Phase 2 MDS study, the cost of which is being shared equally with Helsinn.

Breakthrough Therapy Designation for pracinostat was granted by the FDA in 2016, and in January 2018 the EMA granted Orphan Drug Designation to pracinostat for the treatment of AML. The designations in the US and European Union are supported by data from a Phase 2 study of pracinostat plus azacitidine in elderly patients with newly diagnosed AML who are not candidates for induction chemotherapy. The study showed a median overall survival of 19.1 months and a complete remission (“CR”) rate of 42% (21 of 50 patients). These data compare favorably to an international Phase 3 study of azacitidine (AZA-001; Dombret et al. Blood. 2015 May 18), which showed a median overall survival of 10.4 months with azacitidine alone and a CR rate of 19.5% in a similar patient population. The combination of pracinostat and azacitidine was generally well tolerated, with no unexpected toxicities. The most common grade 3/4 treatment-emergent adverse events included febrile neutropenia, thrombocytopenia, anemia and fatigue.

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

Additionally, pracinostat is being investigated in a Phase 2 dose optimization study evaluating patients with high and very high-risk MDS who are previously untreated with hypomethylating agents. This patient group represents the highest unmet need in MDS, with median survival estimates, as stated by the American Cancer Society, of 1.6 years and 0.8 years, respectively. The ongoing Phase 2 open-label study is evaluating a 45 mg dose of pracinostat in combination with the standard dose of azacitidine. The study is designed to improve tolerability and retain patients in the study longer than in an earlier Phase 2 study evaluating a 60 mg dose. A prolonged treatment may result in a systemic exposure to pracinostat sufficient to achieve the desired treatment effect; data from the earlier Phase 2 study suggested that insufficient exposure to treatment may have limited overall efficacy of the combination.

A pre-planned interim analysis of the Phase 2 MDS study demonstrated a 10% discontinuation rate among the first 20 evaluable patients treated, meeting the predefined threshold in the first 3 treatment cycles. The 10% rate is consistent with the discontinuation rate for azacitidine given as a monotherapy in earlier studies with pracinostat. Having met this threshold, the study expanded open-label enrollment to 60 patients. A subsequent interim analysis presented at the 2018 ASH meeting has demonstrated a discontinuation rate due to adverse events in the first 3 months of 4%, substantially lower than the rate of 26% reported in the Company’s prior Phase 2 study. The Phase 2 study has completed enrollment and patients will be followed for one year to evaluate safety and efficacy. The primary endpoints of the study are 1) safety and tolerability and 2) overall response rate, defined as CR, partial remission (“PR”) and marrow CR. Secondary endpoints include CR rate, overall hematologic improvement (“HI”) response rate, clinical benefit rate (defined as rate of CR + PR + HI + Marrow CR), rate of cytogenetic complete response/remission, duration of response, rate of leukemic transformation, event-free survival, progression-free survival and overall survival. If the Phase 2 open-label study is successful, Helsinn intends to initiate a global registration study. All future development and commercialization costs after the completion of the Phase 2 study are the responsibility of Helsinn.

Pracinostat has been previously investigated in more than 300 patients in multiple Phase 1 and Phase 2 clinical trials and found to be generally well tolerated with manageable side effects often associated with drugs of this class, including fatigue, myelosuppression and gastrointestinal toxicity.

Results of Operations

Three Months Ended December 31, 2018 and 2017

We had a loss from operations of $11.8 million for the three months ended December 31, 2018 compared to a loss from operations of $6.2 million for the three months ended December 31, 2017.

Revenue: We recognized revenue of $2.0 million for the three months ended December 31, 2018 compared to $0.3 million for the three months ended December 31, 2017. Revenue increased primarily due to our license agreement with KHK and resulted from the transfer of the license, the partial satisfaction of our research and development obligations and the providing of clinical trial materials. Revenue also includes recognition of fees allocated to performance obligations in accordance with the Helsinn License Agreement.

Cost of Revenue: We recognized cost of revenue of $1.0 million for the three months ended December 31, 2018 compared to $0.7 million for the three months ended December 31, 2017. The cost of revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses to support our research and development revenue. Costs of revenue relate to expenses for pracinostat incurred in connection with our development activities in accordance with the Helsinn License Agreement, including both Helsinn’s share and our share of costs related to the POC study, which we are responsible for conducting.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Three Months Ended December 31,
Research and development expenses	2018	2017
ME-401	$5,324	$1,688
Voruciclib	990	200
ME-344	60	120
Pracinostat	—	7
Other	2,692	1,429

Total research and development expenses	$9,066	$3,444

Research and development expenses consist primarily of clinical trial costs (including payments to clinical research organizations), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $9.1 million for the three months ended December 31, 2018 compared to $3.4 million for the three months ended December 31, 2017. Costs related to ME-401 were higher for the three months ended December 31, 2018 due to increased clinical trial costs as a result of starting the Phase 2 study and drug manufacturing costs. Costs related to voruciclib were higher for the three months ended December 31, 2018 due to increased clinical trial costs. Other research and development costs increased for the three months ended December 31, 2018 due to higher levels of salaries and share-based compensation associated with increased headcount to support our clinical activities.

General and Administrative: General and administrative expenses increased by $1.4 million to $3.8 million for the three months ended December 31, 2018 compared to $2.4 million for the three months ended December 31, 2017. The increase is primarily due to $1.1 million in increased salaries and share-based compensation associated with increased headcount to support our activities and $0.3 million in increased professional services expenses during the three months ended December 31, 2018.

Other income or expense: We recorded a non-cash gain of $23.4 million during the three months ended December 31, 2018 due to a change in the fair value of our warrant liability for warrants issued in May 2018 as part of our private placement. The change in the warrant liability is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $0.4 million for the three months ended December 31, 2018 compared to $0.1 million for the three months ended December 31, 2017. The increase was due to higher investment balances and higher yields during the three months ended December 31, 2018 compared to the three months ended December 31, 2017.

Six Months Ended December 31, 2018 and 2017

We had a loss from operations of $21.9 million for the six months ended December 31, 2018 compared to a loss from operations of $15.1 million for the six months ended December 31, 2017.

Revenue: We recognized revenue of $2.5 million for the six months ended December 31, 2018 compared to $0.6 million for the six months ended December 31, 2017. Revenue increased primarily due to our license agreement with KHK and resulted from the transfer of the license, the partial satisfaction of our research and development obligations and the providing of clinical trial materials. Revenue also includes recognition of fees allocated to performance obligations in accordance with the Helsinn License Agreement.

Cost of Revenue: We recognized cost of revenue of $2.0 million for the six months ended December 31, 2018 compared to $1.3 million for the six months ended December 31, 2017. The cost of revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses to support our research and development revenue. Costs of revenue relate to expenses for pracinostat incurred in connection with our development activities in accordance with the Helsinn License Agreement, including both Helsinn’s share and our share of costs related to the POC study, which we are responsible for conducting.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Six Months Ended December 31,
Research and development expenses	2018	2017
ME-401	$7,829	$3,144
Voruciclib	2,001	3,155
ME-344	265	297
Pracinostat	—	22
Other	5,102	2,890

Total research and development expenses	$15,197	$9,508

Research and development expenses consist primarily of clinical trial costs (including payments to clinical research organizations), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $15.2 million for the six months ended December 31, 2018 compared to $9.5 million for the six months ended December 31, 2017. Costs related to ME-401 were higher for the six months ended December 31, 2018 due to increased clinical trial costs as a result of starting the Phase 2 study and drug manufacturing costs. Costs related to voruciclib decreased for the six months ended December 31, 2018 compared with the six months ended December 31, 2017, related to a license fee payment of $2.9 million made in the prior period, partially offset by increased clinical trial costs. Other research and development costs increased for the six months ended December 31, 2018 due to higher levels of salaries and share-based compensation associated with increased headcount to support our clinical activities.

General and Administrative: General and administrative expenses increased by $2.4 million to $7.2 million for the six months ended December 31, 2018 compared to $4.8 million for the six months ended December 31, 2017. The increase is primarily due to $1.7 million in increased salaries and share-based compensation associated with increased headcount to support our activities and $0.4 million in increased professional services expenses during the six months ended December 31, 2018.

Other income or expense: We recorded a non-cash gain of $18.5 million during the six months ended December 31, 2018 due to a change in the fair value of our warrant liability for warrants issued in May 2018 as part of our private placement. The change in the warrant liability is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $0.9 million for the six months ended December 31, 2018 compared to $0.2 million for the six months ended December 31, 2017. The increase was due to higher investment balances and higher yields during the six months ended December 31, 2018 compared to the six months ended December 31, 2017.

Liquidity and Capital Resources

We have accumulated losses of $216.9 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2018, we had $93.4 million in cash, cash equivalents and short-term investments, which we believe will be sufficient to fund our operations through at least fiscal year 2020. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings and license payments. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities, license agreements or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operating activities for the six months ended December 31, 2018 was $10.0 million, reflecting $20.0 million used in operating activities, offset by the $10.0 million upfront payment from KHK. This compares to $11.3 million used in operating activities for the six months ended December 31, 2017. The increase in cash used in operating activities reflects increased costs in our clinical development programs, including start-up costs related to the ME-401 Phase 2 study.

Net cash provided by investing activities for the six months ended December 31, 2018 was $4.6 million compared to net cash provided by investing activities of $10.0 million in the six months ended December 31, 2017. Cash provided by investing activities represents maturities of investments in short-term U.S. government securities in excess of purchases. Cash used in investing activities represents purchases of investments in short-term U.S. government securities in excess of maturities.

Net cash provided by financing activities for the six months ended December 31, 2018 was $0.9 million compared to $0.2 million for the six months ended December 31, 2017. Cash provided during the six months ended December 31, 2018 primarily represents proceeds received from the exercise of warrants and stock options.

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

We have leased approximately 13,700 square feet of office space, located at 3611 Valley Centre Drive, San Diego, California 92130. The monthly rental rate is approximately $46,000 over the remaining lease term, plus a pro rata share of certain building expenses. In September 2018, we entered into a lease agreement for approximately 7,000 additional square feet of office space at the same location, at a rental rate of approximately $21,000 per month, plus a pro rata share of certain building expenses. The location houses our executive and administrative office. Each lease term expires in May 2020. The remaining contractual obligations for the two leases are $0.8 million and $0.4 million, respectively.

Presage License Agreement

In September 2017, we entered into the Presage License Agreement. Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage $2.9 million. With respect to the first indication, an incremental $2.0 million payment, due upon dosing the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees. As of December 31, 2018, we have not accrued any amounts for potential future payments.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $74.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus 166,527 shares of our common stock having a value of $500,000 was paid in August 2017 upon the first dosing of a patient in a Phase 3 clinical trial. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of December 31, 2018, we have not accrued any amounts for potential future payments.

CyDex License Agreement

We are party to a license agreement with CyDex. Under the license agreement, CyDex granted to us an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with our two isoflavone-based drug compounds (currently ME-344). We agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of our approved drugs utilizing Captisol. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. We may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of December 31, 2018, we have not accrued any amounts for potential future payments.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit Index

Exhibits

3.1	Amended and Restated Certificate of Incorporation

10.1	License, Development and Commercialization Agreement, dated as of October 31, 2018, by and between the Company and Kyowa Hakko Kirin Co., Ltd.*

10.2	Amended and Restated 2008 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 30, 2018 (File No. 000-50484))

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this exhibit have been redacted pursuant to a confidential treatment request submitted to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEI Pharma, Inc.

/s/ Daniel P. Gold
Daniel P. Gold
President and Chief Executive Officer

Date: February 7, 2019