Form 10-Q
period 2019-03-31
MEI Pharma, Inc.
filed 2019-05-09
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2019, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 71,290,460.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.00000002 par value	MEIP	The NASDAQ Stock Market LLC

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1: Condensed Financial Statements – Unaudited

MEI PHARMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2019	June 30, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,426	$13,309
Short term investments	74,864	89,434

Total cash, cash equivalents and short-term investments	82,290	102,743
Prepaid expenses and other current assets	3,153	1,586

Total current assets	85,443	104,329
Intangible assets, net	270	296
Property and equipment, net	213	32

Total assets	$85,926	$104,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,969	$3,643
Accrued liabilities	5,685	3,454
Deferred revenue	4,197	788

Total current liabilities	11,851	7,885
Deferred revenue, long-term	4,222	—
Warrant liability	31,971	46,313

Total liabilities	48,044	54,198

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 71,281 and 70,406 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	—	—
Additional paid-in-capital	272,153	264,858
Accumulated deficit	(234,271)	(214,399)

Total stockholders’ equity	37,882	50,459

Total liabilities and stockholders’ equity	$85,926	$104,657

See accompanying notes to financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenue	$1,249	$433	$3,785	$1,074

Operating expenses:
Cost of revenue	1,163	930	3,161	2,276
Research and development	9,071	3,071	24,268	12,579
General and administrative	3,631	2,486	10,853	7,332

Total operating expenses	13,865	6,487	38,282	22,187

Loss from operations	(12,616)	(6,054)	(34,497)	(21,113)

Other income (expense):
Change in fair value of warrant liability	(5,201)	—	13,274	—
Interest and dividend income	462	106	1,352	299
Income tax expense	—	—	(1)	(1)

Net loss	$(17,355)	$(5,948)	$(19,872)	$(20,815)

Net loss:
Basic	$(17,355)	$(5,948)	$(19,872)	$(20,815)

Diluted	$(17,355)	$(5,948)	$(43,309)	$(20,815)

Net loss per share:
Basic	$(0.24)	$(0.16)	$(0.28)	$(0.56)

Diluted	$(0.24)	$(0.16)	$(0.60)	$(0.56)

Shares used in computing net loss per share:
Basic	71,200	37,449	71,069	37,369

Diluted	71,200	37,449	72,011	37,369

See accompanying notes to financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Additional paid in capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2018	70,406	$264,858	$(214,399)	$50,459
Net loss	—	—	(14,542)	(14,542)
Issuance of common stock for vested restricted stock units	246	(324)	—	(324)
Exercise of warrants	440	2,186	—	2,186
Exercise of stock options	23	43	—	43
Share-based compensation expense	—	1,937	—	1,937

Balance at September 30, 2018	71,115	268,700	(228,941)	39,759
Net income	—	—	12,025	12,025
Exercise of stock options	16	24	—	24
Share-based compensation expense	—	1,663	—	1,663

Balance at December 31, 2018	71,131	270,387	(216,916)	53,471
Net loss	—	—	(17,355)	(17,355)
Exercise of stock options	150	252	—	252
Share-based compensation expense	—	1,514	—	1,514

Balance at March 31, 2019	71,281	$272,153	$(234,271)	$37,882

	Common Shares	Additional paid in capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2017	36,772	$225,169	$(174,331)	$50,838
Net loss	—	—	(8,788)	(8,788)
Issuance of common stock for milestone payment	167	500	—	500
Exercise of stock options	11	20	—	20
Share-based compensation expense	—	996	—	996

Balance at September 30, 2017	36,950	226,685	(183,119)	43,566
Net loss	—	—	(6,079)	(6,079)
Exercise of stock options	102	169	—	169
Share-based compensation expense	—	702	—	702

Balance at December 31, 2017	37,052	227,556	(189,198)	38,358
Net loss	—	—	(5,948)	(5,948)
Issuance of common stock for vested restricted stock units	271	(267)	—	(267)
Share-based compensation expense	—	770	—	770

Balance at March 31, 2018	37,323	$228,059	$(195,146)	$32,913

See accompanying notes to financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(19,872)	$(20,815)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(13,274)	—
Share-based compensation	5,114	2,468
Depreciation and amortization	52	40
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,567)	904
Accounts payable	(1,674)	674
Accrued liabilities	2,231	(670)
Deferred revenue	7,631	(153)

Net cash used in operating activities	(21,359)	(17,552)

Cash flows from investing activities:
Purchases of property and equipment	(207)	—
Purchases of short-term investments	(39,756)	(29,937)
Proceeds from maturity of short-term investments	54,326	45,040

Net cash provided by investing activities	14,363	15,103

Cash flows from financing activities:
Proceeds from exercise of stock options	319	189
Proceeds from exercise of warrants	1,118	—
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(324)	—

Net cash provided by financing activities	1,113	189

Net decrease in cash and cash equivalents	(5,883)	(2,260)
Cash and cash equivalents at beginning of the period	13,309	8,458

Cash and cash equivalents at end of the period	$7,426	$6,198

See accompanying notes to financial statements.

MEI PHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    The Company and Summary of Significant Accounting Policies

We are a late-stage pharmaceutical company focused on leveraging our extensive development and oncology expertise to identify and advance new therapies intended to meaningfully improve the treatment of cancer. Our portfolio of drug candidates contains four clinical-stage candidates, including one candidate in an ongoing Phase 3 global registration trial and another candidate in an on-going Phase 2 clinical trial that we intend to submit to the U.S. Food and Drug Administration (“FDA”) to support accelerated approval of a marketing application. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP”.

Clinical Development Programs

Our approach to building our pipeline is to license promising cancer agents and build value in programs through development and commercialization, or strategic partnerships, as appropriate. Our drug candidate pipeline includes:

•	ME-401, an oral phosphatidylinositol 3-kinase (“PI3K”) delta inhibitor;

•	Voruciclib, an oral cyclin-dependent kinase (“CDK”) inhibitor;

•	ME-344, a mitochondrial inhibitor targeting the oxidative phosphorylation (“OXPHOS”) complex; and

•	Pracinostat, an oral histone deacetylase (“HDAC”) inhibitor.

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

We recognized revenue associated with the following license agreements (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
KHK License Agreement	$631	$—	$1,992	$—
Helsinn License Agreement	618	433	1,793	1,074

	$1,249	$433	$3,785	$1,074

Revenue for the three and nine months ended March 31, 2019 included revenue related to the KHK License Agreement (Note 3). Based on the characteristics of the KHK License Agreement, delivery of the license is a distinct performance obligation, and we recognized related revenue of $0.8 million during the nine months ended March 31, 2019 when the license was transferred to the licensee and the licensee could use and benefit from the license. The license agreement included other distinct performance obligations that will be satisfied over time, and accordingly we recognized $1.1 million related to our progress toward satisfying those obligations during the nine months ended March 31, 2019.

Revenue for the three and nine months ended March 31, 2019 and 2018 included revenue related to the Helsinn License Agreement (Note 3). Based on the characteristics of the Helsinn License Agreement, control of the remaining deliverables occurs over time and therefore we recognize revenue based on the extent of progress towards completion of the performance obligations.

As of March 31, 2019, we had $8.4 million of deferred revenue associated with our remaining performance obligations under the KHK and Helsinn license agreements. We expect to recognize approximately $4.2 million of deferred revenue in the next 12 months, and an additional $4.2 million thereafter.

Contract Balances

The following table presents changes in contract assets and contract liabilities during the nine months ended March 31, 2019 (in thousands):

	As of July 1, 2018	Net Change	As of March 31, 2019
Receivables	$82	$51	$133
Contract Assets	$312	$85	$397
Contract Liabilities	$788	$7,631	$8,419

The timing of revenue recognition, invoicing and cash collections results in billed accounts receivable and unbilled receivables (contract assets), which are classified as “prepaid expenses and other current assets” on our Condensed Balance Sheet, and deferred revenue (contract liabilities). We invoice our customers in accordance with agreed-upon contractual terms, typically at periodic intervals or upon achievement of contractual milestones. Invoicing may occur subsequent to revenue recognition, resulting in contract assets. We may receive advance payments from our customers before revenue is recognized, resulting in contract liabilities. The contract assets and liabilities reported on the Condensed Balance Sheet relate to the KHK License Agreement and Helsinn License Agreement.

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

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2019 and June 30, 2018, we have established a valuation allowance to fully reserve our net deferred tax assets. Changes in our ownership may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board (“FASB”) Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of March 31, 2019 or June 30, 2018.

There have been no material changes in our unrecognized tax benefits since June 30, 2018, and, as such, the disclosures included in our 2018 Annual Report continue to be relevant for the nine month period ended March 31, 2019.

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

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02 Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We will adopt the new lease standard effective July 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before July 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the package of practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

We expect that this standard will not have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our real property operating lease; and (2) providing new disclosures about our leasing activities.

On adoption, we currently expect to recognize an additional operating lease liability with a corresponding ROU asset based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for our office equipment leases. This means, for those leases that qualify, that we will not recognize ROU assets or lease liabilities, including not recognizing ROU assets or lease liabilities for existing short-term leases of those assets during the transition.

Note 2.    Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value is as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We measure the following financial instruments at fair value on a recurring basis. The fair values of these financial instruments were as follows (in thousands):

	March 31, 2019			June 30, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant liability	$—	$—	$(31,971)	$—	$—	$(46,313)

Total	$—	$—	$(31,971)	$—	$—	$(46,313)

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

In May 2018, we issued warrants in connection with our private placement of shares of common stock. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Balance Sheet. We recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our Condensed Statement of Operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the Condensed Statement of Operations for the three and nine months ended March 31, 2019.

To calculate the fair value of the warrant liability, the following assumptions were used:

	March 31, 2019	June 30, 2018
Risk-free interest rate	2.2%	2.7%
Expected life (years)	4.1	4.8
Expected volatility	81.6%	77.3%
Dividend yield	0.0%	0.0%
Fair value of common stock	$3.07	$3.94

The following table sets forth a summary of changes in the estimated fair value of our Level 3 warrant liability for the nine months ended March 31, 2019 (in thousands):

Fair Value of Warrants Using Significant Unobservable Inputs (Level 3)
Balance at July 1, 2018	$46,313
Reclassification of derivative liability to equity upon exercise of warrants	(1,068)
Change in estimated fair value of liability classified warrants	(13,274)

Balance at March 31, 2019	$31,971

Note 3.    License Agreements

KHK License Agreement

In October 2018, we entered into a license agreement with Kyowa Hakko Kirin Co., Ltd., a Japanese life sciences company (“KHK”) for ME-401 (“the KHK License Agreement”). Under the terms of the KHK License Agreement, KHK was granted the exclusive right to develop and commercialize ME-401 in Japan. We also granted KHK the right to purchase supply of ME-401 for commercial requirements at cost plus a pre-negotiated percentage, as well as manufacturing rights in Japan. In return, we received an upfront payment of $10.0 million and are also eligible to receive up to $87.5 million in additional development and commercialization milestones, as well as royalties on net sales of ME-401 in Japan extending into the mid-teens. The KHK License Agreement expires at the end of the royalty term, that is, upon the last to occur of (a) expiration of our patents in Japan, (b) expiration of regulatory exclusivity for ME-401 in Japan or (c) 10 years from the first commercial sale of ME-401 in Japan.

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

We determined that control of the license was transferred to KHK during the nine months ended March 31, 2019. Revenue allocated to the research and development obligations is recognized based on the proportional performance of these research and development activities, which we expect to recognize through fiscal year 2022. Revenue allocated to providing clinical trial materials is recognized upon delivery.

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

We determined that the agreement contains multiple performance obligations for purposes of revenue recognition. Revenue related to the research and development elements of the arrangement is recognized based on the extent of progress toward completion of each performance obligation. Revenue is recognized on a gross basis as we are the primary obligor and have discretion in supplier selection. During the nine months ended March 31, 2019, our only remaining performance obligation under the agreement is the conduct of a Phase 2 dose-optimization study of pracinostat in combination with azacitidine in patients with high and very high risk MDS who are previously untreated with hypomethylating agents (the “POC study”), for which Helsinn has agreed to share third-party expenses.

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

Note 5.    Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and nine months ended March 31, 2019 and 2018. Diluted net loss per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

The following table presents the calculation of net loss used to calculate basic and diluted loss per share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net loss – basic	$(17,354)	$(5,948)	$(19,872)	$(20,815)
Change in fair value of warrant liability	—	—	(23,437)	—

Net loss – diluted	$(17,354)	$(5,948)	$(43,309)	$(20,815)

The following table presents the calculation of weighted average shares used to calculate basic and diluted loss per share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Weighted average shares outstanding	71,200	37,052	71,069	36,970
Effect of vested restricted stock units	—	397	—	399

Weighted average shares used in calculating basic net loss per share	71,200	37,449	71,069	37,369
Effect of potentially dilutive common shares from equity awards and liability-classified warrants	—	—	942	—

Weighted average shares used in calculating diluted net loss per share	71,200	37,449	72,011	37,369

Potentially dilutive shares excluded from calculation due to anti-dilutive effect	24,207	5,913	18,819	7,912

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

We have leased approximately 13,700 square feet of office space, located at 3611 Valley Centre Drive, San Diego, California 92130. The monthly rental rate is approximately $46,000 over the remaining lease term, plus a pro rata share of certain building expenses. In September 2018, we entered into a lease agreement for approximately 7,000 additional square feet of office space at the same location, at a rental rate of approximately $21,000 per month, plus a pro rata share of certain building expenses. Each lease term expires in May 2020. The location houses our executive and administrative offices. The remaining contractual obligations for the two leases are $0.6 million and $0.3 million, respectively.

Presage License Agreement

As discussed in Note 3, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of March 31, 2019, we have not accrued any amounts for potential future payments.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $74.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. As of March 31, 2019, we have not accrued any amounts for potential future payments.

CyDex License Agreement

As discussed in Note 3, we are party to a license agreement with CyDex under which we may be required to make future payments upon the achievement of certain milestones, as well as potential future royalties based upon net sales. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. As of March 31, 2019, we have not accrued any amounts for potential future payments.

Note 7.    Short-Term Investments

As of March 31, 2019 and June 30, 2018, our short-term investments consisted of $74.9 million and $89.4 million, respectively, in U.S. government securities. The short-term investments held as of March 31, 2019 and June 30, 2018 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. As of March 31, 2019 and June 30, 2018, the gross holding gains and losses were immaterial.

Note 8.    Stockholders’ Equity

Equity Transactions

May 2018 Private Placement

In May 2018, we raised $70.2 million, net of transaction costs, in a private placement of common shares and warrants. We issued and sold 33,003,296 shares of common stock, as well as warrants to purchase 16,501,645 shares. The price was approximately $2.27 to purchase one share with an accompanying warrant; each warrant is for the purchase of one-half of a share. The warrants are exercisable at a price of $2.54 per share and expire in May 2023. The warrants were fully vested upon issuance in May 2018. In the event of a sale of the Company, the terms of the warrants require us to use our best efforts to ensure the holders of such warrants will have a continuing right to purchase shares of the acquirer and, if our efforts are unsuccessful, to make a payment to such warrant holders based on a Black-Scholes valuation (using variables as specified in the warrants). Therefore, we are required to account for the warrants as liabilities and record them at fair value. We recorded the fair value of the warrants of $36.6 million upon issuance using the Black-Scholes valuation model. The warrants were revalued as of June 30, 2018 at $46.3 million and as of March 31, 2019 at $32.0 million; the changes in fair value were recorded in our Condensed Statement of Operations. During the nine months ended March 31, 2019, warrants were exercised for 440,043 shares of common stock, and we received proceeds of $1.1 million. As of March 31, 2019, there were outstanding warrants to purchase 16,061,602 shares of our common stock.

Shelf Registration Statement

We have a shelf registration statement that permits us to sell, from time to time, up to $150.0 million of common stock, preferred stock and warrants. In November 2017, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $30.0 million of our common stock pursuant to the shelf registration statement. As of March 31, 2019, we have not sold any shares under the ATM Sales Agreement, and there is $150.0 million aggregate value of securities available under the shelf registration statement.

Note 9.    Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs.

Our 2008 Stock Omnibus Equity Compensation Plan (the “2008 Equity Plan”) provides for the grant of options and/or other share-based or share-denominated awards to our non-employee directors, officers, employees and advisors. The 2008 Equity Plan was initially adopted in 2008 and was amended and restated in 2011, 2013, 2014, 2015, 2016 and 2018. There are 19,089,794 shares of common stock authorized for issuance under the 2008 Equity Plan. As of March 31, 2019, there were 9,856,077 shares available for future grant under the 2008 Equity Plan.

Total share-based compensation expense for all stock awards consists of the following, (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Research and development	$515	$310	$1,699	$851
General and administrative	999	460	3,415	1,617

Total share-based compensation	$1,514	$770	$5,114	$2,468

Stock Options

Stock option activity for the nine months ended March 31, 2019 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2018	6,281,615	$3.08
Granted	2,489,250	4.07
Exercised	(188,552)	1.69
Forfeited / Cancelled	(311,473)	3.16
Expired	(233,854)	7.43

Outstanding at March 31, 2019	8,036,986	3.29	7.6	$4,632,560

Vested and exercisable at March 31, 2019	3,718,739	$3.02	6.1	$3,428,724

The fair value of each stock option granted during the nine months ended March 31, 2019 is estimated on the grant date under the fair value method using a Black-Scholes valuation model. Stock options granted to employees during the nine months ended March 31, 2019 vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors during the nine months ended March 31, 2019 vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Nine Months Ended March 31,
	2019	2018
Risk-free interest rate	2.8%	2.1%
Expected life (years)	6.0	6.0
Expected volatility	84.9%	95.7%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$2.95	$2.10

As of March 31, 2019, there was $6.0 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.7 years.

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

Overview and Recent Developments

We are a late-stage pharmaceutical company focused on leveraging our extensive development and oncology expertise to identify and advance new therapies intended to meaningfully improve the treatment of cancer. Our portfolio of drug candidates contains four clinical-stage candidates, including one candidate in an ongoing Phase 3 global registration trial and another candidate in an ongoing Phase 2 clinical trial that we intend to submit to the FDA to support accelerated approval of a marketing application. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP”.

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

We currently have four clinical-stage development programs, each of which is in active development, with diverse approaches to inhibiting cancer, including epigenetics, cell signaling and cancer metabolism:

•	ME-401, an oral phosphatidylinositol 3-kinase (“PI3K”) delta inhibitor;

•	Voruciclib, an oral cyclin-dependent kinase (“CDK”) inhibitor;

•	ME-344, a mitochondrial inhibitor targeting the oxidative phosphorylation (“OXPHOS”) complex; and

•	Pracinostat, an oral histone deacetylase (“HDAC”) inhibitor.

*	Phase 2 study intended to support an accelerated approval marketing application with the FDA
**	Study arm to be initiated under clinical collaboration with BeiGene, Ltd.
***	Investigator-initiated study

ME-401: PI3K Delta Inhibitor in Phase 2 Study to Support Accelerated Approval in Relapsed or Refractory Follicular Lymphoma

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

The Phase 1b study is evaluating ME-401 (60 mg) in combination with rituximab (marketed as Rituxan®) in patients with various B-cell malignancies. Additionally, in October 2018, we entered into a clinical collaboration with BeiGene, Ltd. under which we will evaluate the safety and efficacy of ME-401 in combination with BeiGene’s zanubrutinib, an investigational inhibitor of BTK, for the treatment of patients with B-cell malignancies. The cost of the combination study will be equally shared. Each company will supply its own compound. We retain all commercial rights to ME-401 and BeiGene retains all commercial rights to zanubrutinib.

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

Informed by our communications with the FDA, we are recruiting patients in a global randomized Phase 2 study evaluating the efficacy, safety, and tolerability of ME-401 in patients with FL after failure of at least two prior systemic therapies including chemotherapy and an anti-CD20 antibody. The study will evaluate both the CS and IS dosing regimens; in one arm, ME-401 will be administered once daily continuously and in the other arm, ME-401 will be administered once daily for two cycles (i.e., eight weeks) followed by an intermittent schedule whereby ME-401 will be administered once daily for the first seven days of a 28-day cycle followed by 21 days of placebo. Approximately 150 patients will be randomized in the study and the primary efficacy endpoint will be the rate of objective response to therapy.

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

ME-344: Mitochondrial Inhibitor with Combinatorial Potential

ME-344 is our novel and tumor selective, isoflavone-derived mitochondrial inhibitor drug candidate. It directly targets the OXPHOS complex 1, a pathway involved in ATP production in the mitochondria. ME-344 is under evaluation in an investigator-initiated, multi-center, randomized study in combination with the vascular endothelial growth factor (“VEGF”) inhibitor bevacizumab (marketed as Avastin ® ) in a total of 40 patients with HER2 negative breast cancer.

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

We are investigating this approach in a multicenter, investigator-initiated, randomized, open-label, clinical trial, which is evaluating ME-344 in a total of up to 40 patients with HER2-negative breast cancer in combination with the VEGF inhibitor bevacizumab (marketed as Avastin®). Patients are randomized one-to-one to either ME-344 in combination with bevacizumab or saline in combination with bevacizumab. The interim data review was predefined to take place after 20 patients were randomized. The primary efficacy endpoint is inhibition of cell proliferation as measured by Ki-67 reductions.

Interim data presented from the study at the American Society of Clinical Oncology Annual Meeting in June 2018 demonstrate evidence of inhibition of tumor proliferation. Mean absolute (relative) Ki-67 decreases were 5.13 (29%) and 1.2 (9%) in the active versus control arms (P=0.06). Patients with standardized uptake values via PET scan ≥ 10% experienced an absolute average Ki-67 decrease of 16.6 vs. 2.3 in the active versus control arms (P=0.19). Treatment was generally well tolerated; two Grade 3 adverse events (high blood pressure) were reported, one in each arm, and deemed related to bevacizumab. These interim data are consistent with pre-clinical results indicating ME-344’s potential to reverse resistance to anti-angiogenic therapy, thereby warranting the continuation of the ongoing study.

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

Results of Operations

Three Months Ended March 31, 2019 and 2018

We had a loss from operations of $12.6 million for the three months ended March 31, 2019 compared to a loss from operations of $6.1 million for the three months ended March 31, 2018.

Revenue: We recognized revenue of $1.2 million for the three months ended March 31, 2019 compared to $0.4 million for the three months ended March 31, 2018. Revenue increased primarily due to our license agreement with KHK and resulted from the transfer of the license, the partial satisfaction of our research and development obligations and providing clinical trial materials. Revenue related to the license agreement with KHK was $0.6 million for the three months ended March 31, 2019. There was no revenue related to the license agreement with KHK for the three months ended March 31, 2018. Revenue also includes recognition of amounts allocated to performance obligations in accordance with the Helsinn License Agreement. Revenue related the Helsinn License agreement was $0.6 million for the three months ended March 31, 2019 compared to $0.4 million for the three months ended March 31, 2018.

Cost of Revenue: We recognized cost of revenue of $1.2 million for the three months ended March 31, 2019 compared to $0.9 million for the three months ended March 31, 2018. The cost of revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses associated with pracinostat. Costs of revenue relate to expenses for pracinostat incurred in connection with our development activities in accordance with the Helsinn License Agreement, including both Helsinn’s share and our share of costs related to the POC study, which we are responsible for conducting.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Three Months Ended March 31,
Research and development expenses	2019	2018
ME-401	$5,475	$951
Voruciclib	570	314
ME-344	132	97
Pracinostat	—	—
Other	2,894	1,709

Total research and development expenses	$9,071	$3,071

Research and development expenses consist primarily of clinical trial costs (including payments to clinical research organizations), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $9.1 million for the three months ended March 31, 2019 compared to $3.1 million for the three months ended March 31, 2018. Costs related to ME-401 were higher for the three months ended March 31, 2019 due to $2.5 million of increased clinical trial costs as a result of starting the Phase 2 study and $1.7 million of associated drug manufacturing costs. Costs related to voruciclib were higher for the three months ended March 31, 2019 due to increased clinical trial costs. Other research and development costs increased for the three months ended March 31, 2019 due to higher levels of salaries and share-based compensation associated with increased headcount to support our clinical activities.

General and Administrative: General and administrative expenses increased by $1.1 million to $3.6 million for the three months ended March 31, 2019 compared to $2.5 million for the three months ended March 31, 2018. The increase is primarily due to $0.8 million in increased salaries and share-based compensation associated with increased headcount to support our activities and $0.2 million in increased professional services expenses during the three months ended March 31, 2019.

Other income or expense: We recorded a non-cash loss of $5.2 million during the three months ended March 31, 2019 due to a change in the fair value of our warrant liability for warrants issued in May 2018 as part of our private placement. The change in the warrant liability is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $0.5 million for the three months ended March 31, 2019 compared to $0.1 million for the three months ended March 31, 2018. The increase was due to higher investment balances and higher yields during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Nine Months Ended March 31, 2019 and 2018

We had a loss from operations of $34.5 million for the nine months ended March 31, 2019 compared to a loss from operations of $21.1 million for the nine months ended March 31, 2018.

Revenue: We recognized revenue of $3.8 million for the nine months ended March 31, 2019 compared to $1.1 million for the nine months ended March 31, 2018. Revenue increased primarily due to our license agreement with KHK and resulted from the transfer of the license, the partial satisfaction of our research and development obligations and providing clinical trial materials. Revenue related to the license agreement with KHK was $2.0 million for the nine months ended March 31, 2019. There was no revenue for the nine months ended March 31, 2018. Revenue also includes recognition of fees allocated to performance obligations in accordance with the Helsinn License Agreement. Revenue related the Helsinn License agreement was $1.8 million for the nine months ended March 31, 2019 compared to $1.1 million for the nine months ended March 31, 2018.

Cost of Revenue: We recognized cost of revenue of $3.2 million for the nine months ended March 31, 2019 compared to $2.3 million for the nine months ended March 31, 2018. The cost of revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses associated with pracinostat. Costs of revenue relate to expenses for pracinostat incurred in connection with our development activities in accordance with the Helsinn License Agreement, including both Helsinn’s share and our share of costs related to the POC study, which we are responsible for conducting.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Nine Months Ended March 31,
Research and development expenses	2019	2018
ME-401	$13,304	$4,095
Voruciclib	2,649	3,469
ME-344	436	394
Pracinostat	—	22
Other	7,879	4,599

Total research and development expenses	$24,268	$12,579

Research and development expenses consist primarily of clinical trial costs (including payments to clinical research organizations), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $24.3 million for the nine months ended March 31, 2019 compared to $12.6 million for the nine months ended March 31, 2018. Costs related to ME-401 were higher for the nine months ended March 31, 2019 due to $4.7 million of increased clinical trial costs as a result of starting the Phase 2 study and $4.1 million of associated drug manufacturing costs. Costs related to voruciclib decreased for the nine months ended March 31, 2019 compared with the nine months ended March 31, 2018, related to a license fee payment of $2.9 million made in the prior period, partially offset by increased clinical trial costs. Other research and development costs increased for the nine months ended March 31, 2019 due to higher levels of salaries and share-based compensation associated with increased headcount to support our clinical activities.

General and Administrative: General and administrative expenses increased by $3.6 million to $10.9 million for the nine months ended March 31, 2019 compared to $7.3 million for the nine months ended March 31, 2018. The increase is primarily due to $2.5 million in increased salaries and share-based compensation associated with increased headcount to support our activities and $0.7 million in increased professional services expenses during the nine months ended March 31, 2019.

Other income or expense: We recorded a non-cash gain of $13.3 million during the nine months ended March 31, 2019 due to a change in the fair value of our warrant liability for warrants issued in May 2018 as part of our private placement. The change in the warrant liability is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $1.4 million for the nine months ended March 31, 2019 compared to $0.3 million for the nine months ended March 31, 2018. The increase was due to higher investment balances and higher yields during the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018.

Liquidity and Capital Resources

We have accumulated losses of $234.3 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2019, we had $82.3 million in cash, cash equivalents and short-term investments, which we believe will be sufficient to fund our operations through at least fiscal year 2020. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings and license payments. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities, license agreements or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operating activities for the nine months ended March 31, 2019 was $21.4 million, reflecting $31.4 million used in operating activities, offset by the $10.0 million upfront payment from KHK. This compares to $17.6 million used in operating activities for the nine months ended March 31, 2018. The increase in cash used in operating activities reflects increased costs in our clinical development programs, including start-up costs related to the ME-401 Phase 2 study.

Net cash provided by investing activities for the nine months ended March 31, 2019 was $14.4 million compared to net cash provided by investing activities of $15.1 million in the nine months ended March 31, 2018. Cash provided by investing activities represents maturities of investments in short-term U.S. government securities in excess of purchases. Cash used in investing activities represents purchases of investments in short-term U.S. government securities in excess of maturities.

Net cash provided by financing activities for the nine months ended March 31, 2019 was $1.1 million compared to $0.2 million for the nine months ended March 31, 2018. Cash provided during the nine months ended March 31, 2019 primarily represents proceeds received from the exercise of warrants and stock options.

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

We have leased approximately 13,700 square feet of office space, located at 3611 Valley Centre Drive, San Diego, California 92130. The monthly rental rate is approximately $46,000 over the remaining lease term, plus a pro rata share of certain building expenses. In September 2018, we entered into a lease agreement for approximately 7,000 additional square feet of office space at the same location, at a rental rate of approximately $21,000 per month, plus a pro rata share of certain building expenses. The location houses our executive and administrative office. Each lease term expires in May 2020. The remaining contractual obligations for the two leases are $0.6 million and $0.3 million, respectively.

Presage License Agreement

In September 2017, we entered into the Presage License Agreement. Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage $2.9 million. With respect to the first indication, an incremental $2.0 million payment, due upon dosing the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees. As of March 31, 2019, we have not accrued any amounts for potential future payments.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $74.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus 166,527 shares of our common stock having a value of $500,000 was paid in August 2017 upon the first dosing of a patient in a Phase 3 clinical trial. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of March 31, 2019, we have not accrued any amounts for potential future payments.

CyDex License Agreement

We are party to a license agreement with CyDex. Under the license agreement, CyDex granted to us an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with our two isoflavone-based drug compounds (currently ME-344). We agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of our approved drugs utilizing Captisol. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. We may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of March 31, 2019, we have not accrued any amounts for potential future payments.

Critical Accounting Policies and Management Estimates

We describe our significant accounting policies in Note 1, The Company and Summary of Significant Accounting Policies, of the notes to financial statements included in our 2018 Annual Report. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2018 Annual Report. Except for the adoption of ASC 606, there have been no changes in our significant accounting policies or critical accounting estimates since June 30, 2018.

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

Date: May 9, 2019