Form 10-Q
period 2019-09-30
MEI Pharma, Inc.
filed 2019-11-07
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 4, 2019, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 73,654,927.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1:	Condensed Financial Statements – Unaudited

MEI PHARMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2019	June 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,984	$9,590
Short-term investments	59,932	64,899

Total cash, cash equivalents and short-term investments	65,916	74,489
Common stock proceeds receivable (Note 10)	—	5,274
Prepaid expenses and other current assets	2,135	2,435

Total current assets	68,051	82,198
Intangible assets, net	253	261
Property and equipment, net	619	204

Total assets	$68,923	$82,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,098	$4,787
Accrued liabilities	3,295	4,559
Deferred revenue	3,675	4,955

Total current liabilities	10,068	14,301
Deferred revenue, long-term	3,231	2,819
Warrant liability	8,344	17,613

Total liabilities	21,643	34,733

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 73,655 and 73,545 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	—	—
Additional paid-in-capital	281,492	279,148
Accumulated deficit	(234,212)	(231,218)

Total stockholders’ equity	47,280	47,930

Total liabilities and stockholders’ equity	$68,923	$82,663

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2019	2018
Revenue	$1,157	$488

Operating expenses:
Cost of revenue	688	989
Research and development	8,962	6,131
General and administrative	4,130	3,401

Total operating expenses	13,780	10,521

Loss from operations	(12,623)	(10,033)

Other income (expense):
Change in fair value of warrant liability	9,269	(4,962)
Interest and dividend income	374	454
Other expense	(14)	(1)

Net loss	$(2,994)	$(14,542)

Net loss:
Basic and diluted	$(2,994)	$(14,542)

Net loss per share:
Basic and diluted	$(0.04)	$(0.21)

Shares used in computing net loss per share:
Basic and diluted	73,628	70,885

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Additional paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2019	73,545	$279,148	$(231,218)	$47,930
Net loss	—	—	(2,994)	(2,994)
Issuance of common stock	64	159	—	159
Exercise of stock options	46	72	—	72
Share-based compensation expense	—	2,113	—	2,113

Balance at September 30, 2019	73,655	$281,492	$(234,212)	$47,280

	Common Shares	Additional paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2018	70,406	$264,858	$(214,399)	$50,459
Net loss	—	—	(14,542)	(14,542)
Issuance of common stock for vested restricted stock units	246	(324)	—	(324)
Exercise of warrants	440	2,186	—	2,186
Exercise of stock options	23	43	—	43
Share-based compensation expense	—	1,937	—	1,937

Balance at September 30, 2018	71,115	$268,700	$(228,941)	$39,759

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,994)	$(14,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(9,269)	4,962
Share-based compensation	2,113	1,937
Depreciation and amortization	31	13
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	300	(2,085)
Accounts payable	(1,689)	(2,088)
Accrued liabilities	(1,702)	(965)
Deferred revenue	(868)	(48)

Net cash used in operating activities	(14,078)	(12,816)

Cash flows from investing activities:
Purchases of short-term investments	(19,979)	(4,937)
Proceeds from maturity of short-term investments	24,946	9,725

Net cash provided by investing activities	4,967	4,788

Cash flows from financing activities:
Proceeds from exercise of stock options	72	43
Proceeds from exercise of warrants	—	1,118
Proceeds from issuance of common stock	159	—
Collection of common stock proceeds receivable	5,274	—
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	—	(324)

Net cash provided by financing activities	5,505	837

Net decrease in cash and cash equivalents	(3,606)	(7,191)
Cash and cash equivalents at beginning of the period	9,590	13,309

Cash and cash equivalents at end of the period	$5,984	$6,118

Supplemental cash flow information:
Income taxes paid	$(1)	$(1)

Non-cash financing activities:
Change in fair value of warrants exercised	$—	$1,068

See accompanying notes to condensed financial statements.

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

Clinical Development Programs

Our approach to building our pipeline is to license promising cancer agents and build value in programs through development, commercialization and strategic partnerships, as appropriate. Our drug candidate pipeline includes:

•	ME-401, an oral phosphatidylinositol 3-kinase delta (“PI3Kd”) inhibitor;

•	Voruciclib, an oral cyclin-dependent kinase (“CDK”) inhibitor;

•	ME-344, a mitochondrial inhibitor targeting the oxidative phosphorylation (“OXPHOS”) complex; and

•	Pracinostat, an oral histone deacetylase (“HDAC”) inhibitor.

Liquidity

We have accumulated losses of $234.2 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2019, we had $65.9 million in cash and cash equivalents, short-term investments, and common stock proceeds receivable, which we believe will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

To date, we have obtained cash and funded our operations primarily through equity financings and license agreements. In order to continue the development of our drug candidates, we expect to pursue one or more capital transactions, whether through the sale of equity securities, debt financing, license agreements or entry into strategic partnerships. There can be no assurance that we will be able to continue to raise additional capital in the future.

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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2019, included in our Annual Report on Form 10-K (“2019 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on August 28, 2019. Interim results are not necessarily indicative of results for a full year.

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

Revenue Recognition

We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. To determine revenue recognition, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 5 for further discussion.

Cost of revenue primarily includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses to support our research and development performance obligations.

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

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2019 and June 30, 2019, we have established a valuation allowance to fully reserve our net deferred tax assets. Changes in our ownership may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board (“FASB”) Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of September 30, 2019 or June 30, 2019.

There have been no material changes in our unrecognized tax benefits since June 30, 2019, and, as such, the disclosures included in our 2019 Annual Report continue to be relevant for the three month period ended September 30, 2019.

Recent Accounting Pronouncements

Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after July 1, 2019, including interim periods within those fiscal years. See Note 8 for further discussion.

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

We measure the following financial instruments at fair value on a recurring basis. The fair values of these financial instruments were as follows (in thousands):

	September 30, 2019			June 30, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant liability	$—	$—	$(8,344)	$—	$—	$(17,613)

Total	$—	$—	$(8,344)	$—	$—	$(17,613)

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

In May 2018, we issued warrants in connection with our private placement of shares of common stock. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Balance Sheet. We recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our Condensed Statement of Operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the Condensed Statement of Operations for the three months ended September 30, 2019.

To calculate the fair value of the warrant liability, the following assumptions were used:

	September 30, 2019	June 30, 2019
Risk-free interest rate	1.6%	1.7%
Expected life (years)	3.6	3.8
Expected volatility	56.9%	56.8%
Dividend yield	0.0%	0.0%
Black-Scholes Fair Value	$0.52	$1.10

The following table sets forth a summary of changes in the estimated fair value of our Level 3 warrant liability for the three months ended September 30, 2019 and 2018 (in thousands):

	Fair Value of Warrants Using Significant Unobservable Inputs (Level 3)
	2019	2018
Balance at July 1,	$17,613	$46,313
Reclassification of warrant liability to equity upon exercise of warrants	—	(1,068)
Change in estimated fair value of liability classified warrants	(9,269)	4,962

Balance at September 30,	$8,344	$50,207

Note 3.    License Agreements

KKC License Agreement

In October 2018, we entered into a license agreement with Kyowa Kirin Company (formerly “Kyowa Hakko Kirin Co., Ltd.”) (“KKC”), a Japanese life sciences company, for ME-401 (the “KKC License Agreement”). Under the terms of the KKC License Agreement, KKC was granted the exclusive right to develop and commercialize ME-401 in Japan. We also granted KKC the right to purchase supply of ME-401 for commercial requirements at cost plus a pre-negotiated percentage, as well as manufacturing rights in Japan. In return, we received an upfront payment of $10.0 million and are also eligible to receive up to $87.5 million in additional development and commercialization milestones, as well as royalties on net sales of ME-401 in Japan extending into the mid-teens. The KKC License Agreement expires at the end of the royalty term, that is, upon the last to occur of (a) expiration of our patents in Japan, (b) expiration of regulatory exclusivity for ME-401 in Japan or (c) 10 years from the first commercial sale of ME-401 in Japan.

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

Helsinn License Agreement

In August 2016, we entered into an exclusive worldwide license, development, manufacturing and commercialization agreement with Helsinn Healthcare SA, a Swiss pharmaceutical corporation (“Helsinn”) for pracinostat in acute myeloid leukemia (“AML”), myelodysplastic syndrome (“MDS”) and other potential indications (the “Helsinn License Agreement”). Under the terms of the agreement, Helsinn was granted a worldwide exclusive license to develop, manufacture and commercialize pracinostat, and is primarily responsible for funding its global development and commercialization. As compensation for such grant of rights, we received payments of $20.0 million. In addition, we are eligible to receive up to $444 million in potential regulatory and sales-based milestones, along with royalty payments on the net sales of pracinostat, which, in the U.S., are tiered and begin in the mid-teens.

We determined that the agreement contains multiple performance obligations for purposes of revenue recognition. Revenue related to the research and development elements of the arrangement is recognized based on the extent of progress toward completion of each performance obligation. Revenue is recognized on a gross basis as we are the primary obligor and have discretion in supplier selection. During the three months ended September 30, 2019, our only remaining performance obligation under the agreement is the conduct of a Phase 2 dose-optimization study of pracinostat in combination with azacitidine in patients with high and very high risk MDS who are previously untreated with hypomethylating agents (the “POC study”), for which Helsinn has agreed to share third-party expenses.

Presage License Agreement

In September 2017, we entered into a license agreement with Presage Biosciences, Inc. (“Presage”). Under the terms of such license agreement (the “Presage License Agreement”), Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid $2.9 million. With respect to the first indication, an incremental $2.0 million payment, due upon dosing of the first subject in the first registration trial, will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees.

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

The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Revenue is recorded proportionally as costs are incurred. We generally use the cost-to-cost measure of progress because it best depicts the transfer of control to the customer which occurs as we incur costs. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation (an “input method” under ASC 606). We use judgment to estimate the total cost expected to complete the research and development performance obligations, which include subcontractors’ costs, labor, materials, other direct costs and an allocation of indirect costs. We evaluate these cost estimates and the progress each reporting period and, as necessary, we adjust the measure of progress and related revenue recognition. To date, we have not recognized any material cumulative catch-up adjustments from changes in our estimate of the measure of progress.

For arrangements that include sales-based or usage-based royalties, we recognize revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, we have not recognized any sales-based royalty revenue from license agreements.

We recognized revenue associated with the following license agreements (in thousands):

	Three Months Ended September 30,
	2019	2018
KKC License Agreement	$797	$—
Helsinn License Agreement	360	488

	$1,157	$488

Revenue for the three months ended September 30, 2019 included revenue related to the KKC License Agreement (Note 3). The KKC License Agreement included distinct performance obligations that will be satisfied over time, and accordingly we recognized $0.8 million related to our progress toward satisfying those obligations during the three months ended September 30, 2019.

Revenue for the three months ended September 30, 2019 and 2018 included revenue related to the Helsinn License Agreement (Note 3). The Helsinn License Agreement included distinct performance obligations that will be satisfied over time, and accordingly we recognized $0.4 million and $0.5 million related to our progress toward satisfying those obligations during the three months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, we had $6.9 million of deferred revenue associated with our remaining performance obligations under the KKC and Helsinn License Agreements. We expect to recognize approximately $3.7 million of deferred revenue in the next 12 months, and an additional $3.2 million thereafter.

Contract Balances

The following table presents changes in contract assets and contract liabilities during the three months ended September 30, 2019 (in thousands):

	As of June 30, 2019	Net Change	As of September 30, 2019
Receivables	$—	$326	$326
Contract Assets	$686	$(217)	$469
Contract Liabilities	$7,774	$(868)	$6,906

The timing of revenue recognition, invoicing and cash collections results in billed accounts receivable and unbilled receivables (contract assets), which are classified as “prepaid expenses and other current assets” on our Condensed Balance Sheet, and deferred revenue (contract liabilities). We invoice our customers in accordance with agreed-upon contractual terms, typically at periodic intervals or upon achievement of contractual milestones. Invoicing may occur subsequent to revenue recognition, resulting in contract assets. We may receive advance payments from our customers before revenue is recognized, resulting in contract liabilities. The contract assets and liabilities reported on the Condensed Balance Sheet relate to the KKC and Helsinn License Agreements.

Note 6.    Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three months ended September 30, 2019 and 2018. Diluted net loss per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Our potentially dilutive shares, which include outstanding stock options, restricted stock units, and warrants, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents weighted-average potentially dilutive shares (in thousands) that have been excluded from the calculation of net loss per share because of their anti-dilutive effect:

	Three Months Ended September 30,
	2019	2018
Stock options	10,930	7,774
Restricted stock units	—	130
Warrants	16,062	16,186

Total anti-dilutive shares	26,992	24,090

Note 7.    Commitments and Contingencies

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

Presage License Agreement

As discussed in Note 3, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of September 30, 2019, we have not accrued any amounts for potential future payments.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $74.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. As of September 30, 2019, we have not accrued any amounts for potential future payments.

CyDex License Agreement

As discussed in Note 3, we are party to a license agreement with CyDex under which we may be required to make future payments upon the achievement of certain milestones, as well as potential future royalties based upon net sales. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. As of September 30, 2019, we have not accrued any amounts for potential future payments.

Note 8.    Leases

As of July 1, 2019, we adopted ASU No. 2016-02, Leases, using a modified retrospective basis method under which prior comparative periods are not restated.

The new standard establishes an ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In addition, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, ASU No. 2018-11, Targeted Improvements, and ASU No. 2018-20, Narrow-Scope Improvements for Lessors, to clarify and amend the guidance in ASU No. 2016-02. We elected the following as practical expedients from within these ASUs: 1) an entity need not reassess whether any expired or existing contracts are or contain leases, 2) an entity need not reassess the lease classification for any expired or existing leases, and 3) an entity need not reassess initial direct costs for any existing leases.

As of July 1, 2019, we had an operating lease for our office located in San Diego, California. We have leased approximately 20,800 square feet of office space under a lease which expires in May 2020.

As of July 1, 2019, our remaining minimum lease payments were approximately $0.7 million. Using a discount rate of 8% and a remaining lease term of ten months, we determined the ROU asset and corresponding lease liability at the date of adoption was $0.7 million. There was no cumulative adjustment to our beginning accumulated deficit balance. As of September 30, 2019, our remaining minimum lease payments were approximately $0.5 million, our lease liability was $0.5 million, classified as ‘Accrued liabilities’ on our Condensed Balance Sheet, and our right-of-use asset was $0.4 million, classified as ‘Property and equipment, net’ on our Condensed Balance Sheet.

Note 9.    Short-Term Investments

As of September 30, 2019 and June 30, 2019, our short-term investments consisted of $59.9 million and $64.9 million, respectively, in U.S. government securities. The short-term investments held as of September 30, 2019 and June 30, 2019 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. As of September 30, 2019 and June 30, 2019, the gross holding gains and losses were immaterial.

Note 10.     Stockholders’ Equity

Equity Transactions

Warrants

As of September 30, 2019, we have outstanding warrants to purchase 16,061,602 shares of our common stock. The warrants are fully vested, exercisable at a price of $2.54 per share and expire in May 2023. In the event of a sale of the Company, the terms of the warrants require us to use our best efforts to ensure the holders of such warrants will have a continuing right to purchase shares of the acquirer and, if our efforts are unsuccessful, to make a payment to such warrant holders based on a Black-Scholes valuation (using variables as specified in the warrants). Therefore, we are required to account for the warrants as liabilities and record them at fair value. The warrants were revalued as of June 30, 2019 at $17.6 million and as of September 30, 2019 at $8.3 million; the changes in fair value were recorded in our Condensed Statement of Operations. No warrants were exercised during the three months ended September 30, 2019. During the three months ended September 30, 2018, warrants were exercised for 440,043 shares of common stock, and we received proceeds of $1.1 million.

Shelf Registration Statement

We have a shelf registration statement that permits us to sell, from time to time, up to $150.0 million of common stock, preferred stock and warrants. In November 2017, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $30.0 million of our common stock pursuant to the shelf registration statement. During the year ended June 30, 2019, we sold 2,214,658 shares under the ATM Sales Agreement for $5.4 million, after deducting offering costs; $5.2 million of these proceeds were received on July 2, 2019 and were recorded as common stock proceeds receivable as of June 30, 2019. During the three months ended September 30, 2019, we sold 63,684 shares under the ATM Sales Agreement for $0.2 million, after deducting offering costs. As of September 30, 2019, there is $144.3 million aggregate value of securities available under the shelf registration statement.

Note 11.     Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs.

Our 2008 Stock Omnibus Equity Compensation Plan (the “2008 Plan”) provides for the grant of options and/or other share-based or share-denominated awards to our non-employee directors, officers, employees and advisors. The 2008 Plan was initially adopted in 2008 and was amended and restated in 2011, 2013, 2014, 2015, 2016 and 2018. There are 19,089,794 shares of common stock authorized for issuance under the 2008 Plan. As of September 30, 2019, there were 6,979,777 shares available for future grant under the 2008 Plan.

Total share-based compensation expense for all stock awards consists of the following, (in thousands):

	Three Months Ended September 30,
	2019	2018
Research and development	$781	$630
General and administrative	1,332	1,307

Total share-based compensation	$2,113	$1,937

Stock Options

Stock option activity for the three months ended September 30, 2019 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2019	8,356,961	$3.20
Granted	3,083,333	2.50
Exercised	(46,667)	1.54
Forfeited / Cancelled	(49,186)	1.81
Expired	(527,080)	6.89

Outstanding at September 30, 2019	10,817,361	2.83	8.5	$501,818

Vested and exercisable at September 30, 2019	4,114,253	2.52	7.3	$428,455

The fair value of each stock option granted during the three months ended September 30, 2019 is estimated on the grant date under the fair value method using a Black-Scholes valuation model. Stock options granted to employees during the three months ended September 30, 2019 vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors during the three months ended September 30, 2019 vest ratably each month for a period of 12 or 36 months from the date of grant and expire ten years from the date of grant. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Three Months Ended September 30,
	2019	2018
Risk-free interest rate	1.8%	2.8%
Expected life (years)	6.0	6.0
Expected volatility	73.6%	86.0%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$1.63	$3.11

As of September 30, 2019, there was $8.5 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.8 years.

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

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” in our 2019 Annual Report, and elsewhere in this report, including, among other things:

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

•	the FDA’s interpretation and our interpretation of data from preclinical and clinical studies may differ significantly;

•	our failure to successfully commercialize our product candidates;

•	pricing regulations, third-party reimbursement practices and healthcare reform initiatives;

•	the failure of any products to gain market acceptance;

•	our reliance on third parties to conduct our clinical trials and manufacture our products;

•	our inability to control the costs of manufacturing our products;

•	our reliance on acquisitions or licenses from third parties to expand our pipeline of drug candidates;

•	competition and competitive factors;

•	our inability to protect our patents or proprietary rights and obtain necessary rights to third party patents and intellectual property to operate our business;

•	our inability to operate our business without infringing the patents and proprietary rights of others;

•	costs stemming from our defense against third party intellectual property infringement claims;

•	our exposure to potential product liability claims and other claims, may exceed our insurance limits;

•	our ability to attract and retain key employees;

•	technological changes;

•	cybersecurity;

•	general economic conditions;

•	government regulation generally;

•	changes in industry practice; and

•	one-time events.

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

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Past performance may not be an indicator of future results. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our 2019 Annual Report, as filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

Overview and Recent Developments

We are a late-stage pharmaceutical company focused on leveraging our extensive development and oncology expertise to identify and advance new therapies intended to meaningfully improve the treatment of cancer. Our portfolio of drug candidates contains four clinical-stage candidates, including one candidate in an ongoing Phase 3 global registration trial and another candidate in an ongoing Phase 2 clinical trial intended to support an accelerated approval of a marketing application with the FDA under 21 CFR Part 314.500. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP”.

Clinical Development Programs

Our approach to building our pipeline is to license promising cancer agents and build value in programs through development, commercialization and strategic partnerships, as appropriate. Our drug candidate pipeline includes:

•	ME-401, an oral PI3Kd inhibitor;

•	Voruciclib, an oral CDK inhibitor;

•	ME-344, a mitochondrial inhibitor targeting the OXPHOS complex; and

•	Pracinostat, an oral HDAC inhibitor.

1.	Phase 2 study intended to support an accelerated approval marketing application with FDA
2.	Study arm initiated under clinical collaboration with BeiGene, Ltd.
3.	Evaluation in combination with venetoclax is subject to FDA approval
4.	Investigator-initiated trial

ME-401: PI3Kd Inhibitor in a Phase 2 Trial Intended to Support an Accelerated Approval in Relapsed or Refractory Follicular Lymphoma

ME-401 is an oral, once-daily, selective PI3Kd inhibitor in clinical development for the treatment of B-cell malignancies. We maintain worldwide rights to ME-401 in all geographies except Japan, which we licensed to Kyowa Kirin Company (“KKC”) in October 2018.

We are conducting two ongoing studies evaluating ME-401. The first is a Phase 2 clinical trial evaluating ME-401 as a monotherapy for the treatment of adults with relapsed or refractory follicular lymphoma (“FL”) after failure of at least two prior systemic therapies including chemotherapy and an anti-CD20 antibody. Subject to the results, upon completion of the Phase 2 clinical trial, we are planning a submission with the FDA to support an accelerated approval of a marketing application under 21 CFR Part 314.500, Subpart H. The second is a multi-arm, open-label, Phase 1b dose escalation and expansion trial evaluating ME-401 as a monotherapy and in combination with other therapies or investigational agents in patients with relapsed or refractory B-cell malignancies.

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

ME-401 Scientific Overview: at the Crossroads of B-cell Signaling Pathways

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

PI3Kd Inhibitors and B-Cell Malignancies

Clinical Program

We are conducting two ongoing studies: a Phase 2 trial evaluating patients with relapsed or refractory FL intended to support an accelerated approval of a marketing application with the FDA under 21 CFR Part 314.500, Subpart H, and a multi-arm, open-label, Phase 1b dose escalation and expansion trial as a monotherapy and in combination with other therapies or investigational agents in patients with FL and other B-cell malignancies.

Phase 1b Multi-arm Trial

In October 2019, we reported updated interim data from the ongoing Phase 1b clinical trial evaluating ME-401 as a monotherapy and in combination with rituximab in patients with relapsed or refractory B-cell malignancies. Over 95 patients were enrolled at the time of the update, of which data on 73 patients were reported on for efficacy: 55 patients with relapsed or refractory FL and 18 with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma (“CLL/SLL”).

ME-401 is administered once daily at 60 mg for two 28-day cycles and then on an intermittent schedule (i.e. IS) of once daily dosing for the first seven days of each subsequent 28-day cycle. A previous cohort of monotherapy patients in the trial was treated with ME-401 at 60 to 180 mg administered continuously once daily (i.e. CS) or were switched to the IS in later cycles.

The overall response rate was 81% among the 73 evaluable r/r FL and r/r CLL/SLL patients. The overall response rate was 78% and 89% in the 55 and 18 patients with FL or CLL/SLL, respectively. Responses appeared durable with a median observation time in excess of 10 months.

	FL			CLL/SLL
	Number Evaluable	Overall Response Rate		Number Evaluable	Overall Response Rate
All patients	55	43 (78%	)	18	16 (89%	)
By regimen:
ME-401 alone	39	31 (79%	)	11	11 (100%	)
ME-401 + rituximab	16	12 (75%	)	7	5 (71%	)
By schedule:
IS	29	23 (79%	)	8	6 (75%	)
CS	26	20 (70%	)	10	10 (100%	)

ME-401 was generally well-tolerated and no grade 4 or grade 5 adverse events of special interest have been observed in the Phase 1b trial. Among drug related grade 3 adverse events of special interest, the most common was diarrhea/colitis at 5.0% (3/57) on IS dosing and 23% (9/39) on CS dosing. Grade 3 elevations in ALT and AST were transient and in each case were associated with grade 3 diarrhea or rash.

Grade 3 Drug Related Adverse Events of Special Interest	CS Group (N = 39) n (%)		IS Group (N = 57) n (%)
Diarrhea/Colitis	9 (23%	)	3 (5%	)
Rash, all types	3 (8%	)	0
ALT/AST increased	3 (8%	)	1 (2%	)
Mucositis	1 (3%	)	0
Pneumonia/Pneumonitis	4 (10%	)	1 (2%	)

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

Phase 2 Trial Intended to Support an Accelerated Approval Marketing Application

In July 2018, we discussed with the FDA an ME-401 monotherapy accelerated approval strategy in patients with relapsed or refractory FL. The FDA communicated support for our proposed randomized Phase 2 trial. An accelerated approval of ME-401 will be subject to FDA review of the improvement provided by ME-401 over other therapies available.

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

Clinical Program

We are evaluating patients with hematological malignancies in a dose ranging Phase 1b clinical trial of voruciclib. The trial is initially intended to evaluate voruciclib as a monotherapy in patients with relapsed and/or refractory B-cell malignancies or AML after failure of prior standard therapies to determine the safety, preliminary efficacy and maximum tolerated dose. In parallel, subject to FDA agreement, we also plan to evaluate voruciclib in combination with a BCL2 inhibitor such as venetoclax to assess synergies and the opportunity for combination treatments across multiple indications.

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

Clinical Program

ME-344 demonstrated evidence of single agent activity against refractory solid tumors in a Phase 1 trial, and in pre-clinical studies tumor cells treated with ME-344 resulted in a rapid loss of ATP and cancer cell death. In addition to single agent activity, ME-344 may also have significant potential in combination with anti-angiogenic therapeutics. In pre-clinical studies, it was shown that one outcome of anti-angiogenics was to reduce the rate of glycolysis in tumors as a mechanism to slow tumor growth. However, tumor metabolism was able to shift to mitochondrial metabolism for energy production to support continued tumor proliferation. In such cases of tumor plasticity in the presence of treatment with anti-angiogenics, targeting the alternative metabolic source with ME-344 may open an important therapeutic opportunity.

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

In June 2019, at the American Society of Clinical Oncology annual meeting, further support for the combinatorial use of ME-344 with anti-angiogenic therapeutics was presented from a multicenter, investigator-initiated, randomized, open-label, clinical trial that evaluated the combination of ME-344 and bevacizumab in 42 patients with early HER2-negative breast cancer. Patients were randomized one-to-one to either ME-344 in combination with bevacizumab or saline in combination with bevacizumab.

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

Breakthrough Therapy Designation for pracinostat was granted by the FDA in 2016, and in January 2018 the European Medicines Agency granted Orphan Drug Designation to pracinostat for the treatment of AML. The designations in the US and European Union (“EU”) are supported by data from a Phase 2 trial of pracinostat plus azacitidine (marketed as Vidaza®) in elderly patients with newly diagnosed AML who are not candidates for induction chemotherapy. The trial showed a median overall survival of 19.1 months and a complete remission (“CR”) rate of 42% (21 of 50 patients). These data compare favorably to an international Phase 3 trial of azacitidine (AZA-001; Dombret et al. Blood. 2015 May 18), which showed a median overall survival of 10.4 months with azacitidine alone and a CR rate of 19.5% in a similar patient population. The combination of pracinostat and azacitidine was generally well tolerated, with no unexpected toxicities. The most common grade 3/4 treatment-emergent adverse events included febrile neutropenia, thrombocytopenia, anemia and fatigue.

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

We had a loss from operations of $12.6 million for the three months ended September 30, 2019 compared to a loss from operations of $10.0 million for the three months ended September 30, 2018.

Revenue: We recognized revenue of $1.2 million for the three months ended September 30, 2019 compared to $0.5 million for the three months ended September 30, 2018. Revenue increased primarily due to our license agreement with KKC and resulted from the partial satisfaction of our research and development obligations and providing clinical trial materials. Revenue related to the license agreement with KKC was $0.8 million for the three months ended September 30, 2019. There was no revenue related to the license agreement with KKC for the three months ended September 30, 2018. Revenue also includes recognition of amounts allocated to performance obligations in accordance with the Helsinn License Agreement. Revenue related the Helsinn License Agreement was $0.4 million for the three months ended September 30, 2019 compared to $0.5 million for the three months ended September 30, 2018.

Cost of Revenue: We recognized cost of revenue of $0.7 million for the three months ended September 30, 2019 compared to $1.0 million for the three months ended September 30, 2018. The cost of revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses associated with pracinostat. Costs of revenue relate to expenses for pracinostat incurred in connection with our development activities in accordance with the Helsinn License Agreement, including both Helsinn’s share and our share of costs related to the POC study, which we are responsible for conducting.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Three Months Ended September 30,
	2019	2018
Research and development expenses
ME-401	$4,952	$2,505
Voruciclib	543	1,010
ME-344	—	204
Other	3,467	2,412

Total research and development expenses	$8,962	$6,131

Research and development expenses consist primarily of clinical trial costs (including payments to clinical research organizations), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $9.0 million for the three months ended September 30, 2019 compared to $6.1 million for the three months ended September 30, 2018. Costs related to ME-401 were higher for the three months ended September 30, 2019 due to $2.4 million of increased clinical trial costs as a result of starting the Phase 2 study. Costs related to voruciblib decreased due primarily to reduced costs for drug manufacturing. Costs related to ME-344 decreased due to completion of the investigator-initiated clinical trial. Other research and development costs increased for the three months ended September 30, 2019 due to increased headcount to support our clinical activities, as well as to increased legal and consulting fees ($0.3 million).

General and Administrative: General and administrative expenses increased by $0.7 million to $4.1 million for the three months ended September 30, 2019 compared to $3.4 million for the three months ended September 30, 2018. The increase is primarily due to increased headcount to support our activities, and $0.2 million in increased professional services expenses.

Other income or expense: We recorded a non-cash gain of $9.3 million during the three months ended September 30, 2019, compared to a non-cash loss of $5.0 million during the three months ended September 30, 2018, due to a change in the fair value of our warrant liability. The change in the warrant liability is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $0.4 million for the three months ended September 30, 2019 compared to $0.5 million for the three months ended September 30, 2018. The decrease was due to lower investment balances during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Liquidity and Capital Resources

We have accumulated losses of $234.2 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2019, we had $65.9 million in cash, cash equivalents and short-term investments, which we believe will be sufficient to fund our operations for at least the next 12 months from the issuance of these financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings and license payments. In order to continue the development of our drug candidates, we expect to pursue one or more capital transactions, whether through the sale of equity securities, debt financing, license agreements or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operating activities for the three months ended September 30, 2019 was $14.1 million. This compares to $12.8 million used in operating activities for the three months ended September 30, 2018. The increase in cash used in operating activities reflects increased costs in our clinical development programs, including start-up costs related to the ME-401 Phase 2 study.

Net cash provided by investing activities for the three months ended September 30, 2019 was $5.0 million compared to net cash provided by investing activities of $4.8 million in the three months ended September 30, 2018. Cash provided by investing activities represents maturities of investments in short-term U.S. government securities in excess of purchases.

Net cash provided by financing activities for the three months ended September 30, 2019 was $5.5 million compared to $0.8 million for the three months ended September 30, 2018. Cash provided during the three months ended September 30, 2019 primarily represents the collection of $5.3 million of amounts receivable as of June 30, 2019 from the issuance of common stock and exercise of stock options during the year ended June 30, 2019, as well as $0.2 million of proceeds received from the issuance of common stock and exercise of stock options during the three months ended September 30, 2019.

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

We have leased approximately 20,800 square feet of office space, located at 3611 Valley Centre Drive, San Diego, California. The location houses our executive and administrative offices. The lease commenced in July 2017 and expires in May 2020. The monthly rental rate is approximately $67,000 per month over the remaining term of the lease, plus a pro rata share of certain building expenses. The remaining contractual obligations are approximately $0.5 million.

Presage License Agreement

In September 2017, we entered into the Presage License Agreement. Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage $2.9 million. With respect to the first indication, an incremental $2.0 million payment, due upon dosing the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees. As of September 30, 2019, we have not accrued any amounts for potential future payments.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $74.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus 166,527 shares of our common stock having a value of $500,000 was paid in August 2017 upon the first dosing of a patient in a Phase 3 clinical trial. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of September 30, 2019, we have not accrued any amounts for potential future payments.

CyDex License Agreement

We are party to a license agreement with CyDex. Under the license agreement, CyDex granted to us an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with our two isoflavone-based drug compounds (currently ME-344). We agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of our approved drugs utilizing Captisol. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. We may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of September 30, 2019, we have not accrued any amounts for potential future payments.

Critical Accounting Policies and Management Estimates

We describe our significant accounting policies in Note 1, The Company and Summary of Significant Accounting Policies, of the notes to the financial statements included in our 2019 Annual Report. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2019 Annual Report. Except for the adoption of ASC 842, there have been no changes in our significant accounting policies or critical accounting estimates since June 30, 2019.

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

There have been no material changes in our risk factors from those included in our 2019 Annual Report.

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

Date: November 7, 2019