Form 10-K/A
period 2019-06-30
MEI Pharma, Inc.
filed 2019-12-06
CIK 1262104

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

As of November 4, 2019, there were 73,654,927 shares of the registrant’s common stock, par value $0.00000002 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of stockholders held on December 5, 2019, which was filed with the Securities and Exchange Commission on October 23, 2019.

EXPLANATORY NOTE

MEI Pharma, Inc. (the “Company”) hereby amends its Annual Report on Form 10-K for the Fiscal year ended June 30, 2019, filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2019 (the “Form 10-K”), as set forth in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Form 10-K/A”).

This Form 10-K/A is being filed solely to add Exhibit 4.3 – “Description of Capital Stock of MEI Pharma, Inc.” as a document filed as an exhibit to the Form 10-K.

As contemplated by Item 601(b)(4)(vi) of SEC Regulation S-K and Instruction 1 to such Item 601(b)(4)(vi), Exhibit 4.3 provides the information required by Item 202(a) through (d) and (f) of SEC Regulation S-K with respect to the shares of common stock, par value $0.00000002 per share (the “Common Stock”), of the Company. The Common Stock are the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

No other changes are being made to the Form 10-K by means of this Form 10-K/A. This Form 10-K/A does not reflect subsequent events occurring after the original filing date of the Form 10-K or update in any way disclosures made in the Form 10-K other than as described above, the filing of new Exhibit 31.1 and new Exhibit 31.2 related to this Form 10-K/A and technical corrections to the list of exhibits incorporated by reference. This Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Form 10-K.

Item 15. – Exhibits and Financial Statement Schedules

(a)	The following documents were filed as part of the Form 10-K or are filed as a part of this Form 10-K/A as noted:

1.	Financial Statements

Reference is made to the Financial Statements under Item 8 in Part II of the Form 10-K.

2.	Financial Statement Schedule

The Financial Statement Schedules have been omitted from the Form 10-K either because they are not required or because the required information has been included in the financial statements or notes thereto included in the Form 10-K.

3.	Exhibits

The documents listed in the Index to Exhibits that immediately precedes the signature pages of this Form 10-K/A (i) were filed or furnished with the Form 10-K as exhibits or incorporated by reference therein, in each case as noted, or (ii) are filed with this Form 10-K/A as exhibits.

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2019 (File No. 000-50484)).*

3.2

Certificate of Designation of Series A Convertible Preferred Stock of Marshall Edwards, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2011 (File No. 000-50484)).*

3.3

Certificate of Designation of Series B Preferred Stock of Marshall Edwards, Inc. (incorporated by reference to Exhibit 4 to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2011 (File No. 000-50484)).*

3.4	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2017 (File No. 000-50484)).*

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on October 31, 2003 (Reg. No. 333-109129)).*

4.2	Form of Warrant (incorporated by reference to Exhibit B to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2018 (File No. 000-50484)).*

4.3	Description of Capital Stock of MEI Pharma Inc.**

10.1

Employment letter dated April 23, 2010, between Marshall Edwards, Inc. and Daniel Gold (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2010 (File No. 000-50484)).*

10.2

Employment letter dated June  1, 2011, between Marshall Edwards, Inc. and Robert D. Mass (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011 (File No. 000-50484)).*

10.3

Employment letter dated March 6, 2014, between MEI Pharma, Inc. and David M. Urso (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2014 (File No. 000-50484)).*

10.4

Amendment No.  1, dated July 12, 2018, to the Employment Letter dated March  6, 2014, between MEI Pharma, Inc. and David M. Urso (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2018 (File No. 000-50484)).*

10.5

Employment letter dated February 1, 2017, between MEI Pharma, Inc. and Brian G. Drazba (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2017 (File No. 000-50484)).*

10.6

MEI Pharma, Inc. Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 30, 2018 (File No. 000-50484)).*

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2011 (File No. 000-50484)).*

10.8

Asset Purchase Agreement, dated as of August 7, 2012, between MEI Pharma, Inc. and S*Bio Pte Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2012 (File No. 000-50484)).*

10.9****

License Agreement, dated September 28, 2012, between Cydex Pharmaceuticals, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2012 (File No. 000-50484)).*

10.10****

Supply Agreement, dated September 28, 2012, between Cydex Pharmaceuticals, Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2012 (File No. 000-50484)).*

10.11****

License, Development and Commercialization Agreement, dated August 5, 2016, by and between the Company and Helsinn Healthcare SA (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A filed on February 16, 2017 (File No. 000-50484)).*

10.12

Common Stock Purchase Agreement, dated as of August 5, 2016, by and between MEI Pharma, Inc. and Helsinn Investment Fund SA (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2016 (File No. 000-50484)).*

10.13****

License Agreement, dated as of September 5, 2017, by and between MEI Pharma, Inc. and Presage Biosciences, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2017 (File No. 000-50484)).*

10.14

At-The-Market Equity Offering Sales Agreement, dated November 8, 2017 between MEI Pharma, Inc. and Stifel, Nicolaus & Company, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2017 (File No. 000-50484)).*

10.15

Securities Purchase Agreement, dated May 11, 2018, between MEI Pharma, Inc. and the purchasers identified in Exhibit A therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2018 (File No. 000-50484)).*

10.16

Registration Rights Agreement dated May 16, 2018, between MEI Pharma, Inc. and the purchasers identified therein. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 16, 2018 (File No. 000-50484)).*

10.17

License, Development and commercialization Agreement, dated as of October 31, 2018, by and between the Company and Kyowa Hakko Kirin Co., Ltd, now known as Kyowa Kirin Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2019 (File No. 000-50484))*

23.1	Consent of Independent Registered Accounting Firm***

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934**

31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934**

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934***

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

(*)	Repeated and incorporated by reference.
(**)	Filed herewith.
(***)	Previously filed.
(****)	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 6, 2019.

MEI PHARMA, INC.
A Delaware Corporation

By:	/s/ Daniel P. Gold
Daniel P. Gold
Chief Executive Officer

4