Form 10-Q
period 2019-12-31
MEI Pharma, Inc.
filed 2020-02-06
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of February 3, 2020, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 105,998,677.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1: Condensed Financial Statements – Unaudited

MEI PHARMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2019	June 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,638	$9,590
Short-term investments	95,243	64,899

Total cash, cash equivalents and short-term investments	103,881	74,489
Common stock proceeds receivable (Note 10)	—	5,274
Prepaid expenses and other current assets	2,564	2,435

Total current assets	106,445	82,198
Intangible assets, net	244	261
Property and equipment, net	416	204

Total assets	$107,105	$82,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,038	$4,787
Accrued liabilities	3,835	4,559
Deferred revenue	3,056	4,955

Total current liabilities	9,929	14,301
Deferred revenue, long-term	3,108	2,819
Warrant liability	16,783	17,613

Total liabilities	29,820	34,733

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 105,999 and 73,545 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	—	—
Additional paid-in capital	331,714	279,148
Accumulated deficit	(254,429)	(231,218)

Total stockholders’ equity	77,285	47,930

Total liabilities and stockholders’ equity	$107,105	$82,663

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenue	$1,008	$2,048	$2,165	$2,536

Operating expenses:
Cost of revenue	641	1,009	1,329	1,998
Research and development	8,281	9,066	17,243	15,197
General and administrative	4,195	3,821	8,325	7,222

Total operating expenses	13,117	13,896	26,897	24,417

Loss from operations	(12,109)	(11,848)	(24,732)	(21,881)
Other income (expense):
Change in fair value of warrant liability	(8,439)	23,437	830	18,475
Interest and dividend income	318	436	692	890
Other income (expense)	13	—	(1)	(1)

Net (loss) income	$(20,217)	$12,025	$(23,211)	$(2,517)

Net (loss) income:
Basic	$(20,217)	$12,025	$(23,211)	$(2,517)

Diluted	$(20,217)	$(11,412)	$(23,211)	$(25,954)

Net (loss) income per share:
Basic	$(0.26)	$0.17	$(0.30)	$(0.04)

Diluted	$(0.26)	$(0.15)	$(0.30)	$(0.36)

Shares used in computing net (loss) income per share:
Basic	78,577	71,124	76,103	71,005

Diluted	78,577	73,951	76,103	72,418

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2019	73,545	$279,148	$(231,218)	$47,930
Net loss	—	—	(2,994)	(2,994)
Issuance of common stock	64	159	—	159
Exercise of stock options	46	72	—	72
Share-based compensation expense	—	2,113	—	2,113

Balance at September 30, 2019	73,655	281,492	(234,212)	47,280
Net loss	—	—	(20,217)	(20,217)
Issuance of common stock	32,344	48,451	—	48,451
Share-based compensation expense	—	1,771	—	1,771

Balance at December 31, 2019	105,999	$331,714	$(254,429)	$77,285

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2018	70,406	$264,858	$(214,399)	$50,459
Net loss	—	—	(14,542)	(14,542)
Issuance of common stock for vested restricted stock units	246	(324)	—	(324)
Exercise of warrants	440	2,186	—	2,186
Exercise of stock options	23	43	—	43
Share-based compensation expense	—	1,937	—	1,937

Balance at September 30, 2018	71,115	268,700	(228,941)	39,759
Net income	—	—	12,025	12,025
Exercise of stock options	16	24	—	24
Share-based compensation expense	—	1,663	—	1,663

Balance at December 31, 2018	71,131	$270,387	$(216,916)	$53,471

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(23,211)	$(2,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(830)	(18,475)
Share-based compensation	3,884	3,600
Depreciation and amortization	60	28
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(129)	(833)
Accounts payable	(1,749)	(1,485)
Accrued liabilities	(974)	1,312
Deferred revenue	(1,610)	8,353

Net cash used in operating activities	(24,559)	(10,017)

Cash flows from investing activities:
Purchases of property and equipment	(5)	(172)
Purchases of short-term investments	(70,199)	(19,770)
Proceeds from maturity of short-term investments	39,855	24,537

Net cash (used in) provided by investing activities	(30,349)	4,595

Cash flows from financing activities:
Proceeds from exercise of stock options	72	67
Proceeds from exercise of warrants	—	1,118
Proceeds from issuance of common stock	48,610	—
Collection of common stock proceeds receivable	5,274	—
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	—	(324)

Net cash provided by financing activities	53,956	861

Net decrease in cash and cash equivalents	(952)	(4,561)
Cash and cash equivalents at beginning of the period	9,590	13,309

Cash and cash equivalents at end of the period	$8,638	$8,748

Supplemental cash flow information:
Income taxes paid	$(1)	$(1)

Non-cash financing activities:
Change in fair value of warrants exercised	$—	$1,068

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

Liquidity

We have accumulated losses of $254.4 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2019, we had $103.9 million in cash and cash equivalents and short-term investments, which we believe will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2019 and June 30, 2019, we have established a valuation allowance to fully reserve our net deferred tax assets. Changes in our ownership may limit the amount of net operating loss carry-forwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board (“FASB”) Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of December 31, 2019 or June 30, 2019.

There have been no material changes in our unrecognized tax benefits since June 30, 2019, and, as such, the disclosures included in our 2019 Annual Report continue to be relevant for the six month period ended December 31, 2019.

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

We measure the following financial instruments at fair value on a recurring basis. The fair values of these financial instruments were as follows (in thousands):

	December 31, 2019			June 30, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant liability	$—	$—	$(16,783)	$—	$—	$(17,613)

Total	$—	$—	$(16,783)	$—	$—	$(17,613)

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

In May 2018, we issued warrants in connection with our private placement of shares of common stock. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Balance Sheet. We recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our Condensed Statement of Operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the Condensed Statement of Operations for the three and six months ended December 31, 2019.

To calculate the fair value of the warrant liability, the following assumptions were used:

	December 31, 2019	June 30, 2019
Risk-free interest rate	1.6%	1.7%
Expected life (years)	3.4	3.8
Expected volatility	59.1%	56.8%
Dividend yield	0.0%	0.0%
Black-Scholes Fair Value	$1.04	$1.10

The following table sets forth a summary of changes in the estimated fair value of our Level 3 warrant liability for the six months ended December 31, 2019 and 2018 (in thousands):

	Fair Value of Warrants Using Significant Unobservable Inputs (Level 3)
	2019	2018
Balance at July 1,	$17,613	$46,313
Reclassification of warrant liability to equity upon exercise of warrants	—	(1,068)
Change in estimated fair value of liability classified warrants	(830)	(18,475)

Balance at December 31,	$16,783	$26,770

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

We determined that the agreement contains multiple performance obligations for purposes of revenue recognition. Revenue related to the research and development elements of the arrangement is recognized based on the extent of progress toward completion of each performance obligation. Revenue is recognized on a gross basis as we are the primary obligor and have discretion in supplier selection. During the six months ended December 31, 2019, our only remaining performance obligation under the agreement is the conduct of a Phase 2 dose-optimization study of pracinostat in combination with azacitidine in patients with high and very high risk MDS who are previously untreated with hypomethylating agents (the “POC study”), for which Helsinn has agreed to share third-party expenses.

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

Note 4. BeiGene Collaboration

In October 2018, we entered into a clinical collaboration with BeiGene, Ltd. (“BeiGene”) to evaluate the safety and efficacy of ME-401 in combination with BeiGene’s zanubrutinib (marketed as Brukinsa®), an inhibitor of Bruton’s tyrosine kinase (“BTK”), for the treatment of patients with B-cell malignancies. Under the terms of the clinical collaboration agreement, we amended our ongoing Phase 1b trial to include evaluation of ME-401 in combination with zanubrutinib in patients with B-cell malignancies. Study costs are being shared equally by the parties, and we agreed to supply ME-401 and BeiGene agreed to supply zanubrutinib. We record the costs reimbursed by BeiGene as a reduction of our research and development expenses. We retained full commercial rights for ME-401 and BeiGene retained full commercial rights for zanubrutinib.

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

We recognized revenue associated with the following license agreements (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
KKC License Agreement	$673	$1,361	$1,470	$1,361
Helsinn License Agreement	335	687	695	1,175

	$1,008	$2,048	$2,165	$2,536

Timing of Revenue Recognition:
License transferred at a point in time	$—	$879	$—	$879
Services performed over time	1,008	1,169	2,165	1,657

	$1,008	$2,048	$2,165	$2,536

Revenue for the three and six months ended December 31, 2019 and 2018 included revenue related to the KKC License Agreement (Note 3). Based on the characteristics of the KKC License Agreement, delivery of the license is a distinct performance obligation, and we recognized related revenue when the license was transferred to the licensee and the licensee could use and benefit from the license. The KKC License Agreement included other distinct performance obligations that will be satisfied over time, and accordingly we recognized revenue related to our progress toward satisfying those obligations during the three and six months ended December 31, 2019 and 2018.

Revenue for the three and six months ended December 31, 2019 and 2018 included revenue related to the Helsinn License Agreement (Note 3). The Helsinn License Agreement included distinct performance obligations that will be satisfied over time, and accordingly we recognized revenue related to our progress toward satisfying those obligations during the three and six months ended December 31, 2019 and 2018.

As of December 31, 2019, we had $6.2 million of deferred revenue associated with our remaining performance obligations under the KKC and Helsinn License Agreements. We expect to recognize approximately $3.1 million of deferred revenue in the next 12 months, and an additional $3.1 million thereafter.

Contract Balances

The following table presents changes in contract assets and contract liabilities during the six months ended December 31, 2019 (in thousands):

	As of June 30, 2019	Net Change	As of December 31, 2019
Receivables	$—	$96	$96
Contract Assets	$686	$(205)	$481
Contract Liabilities	$7,774	$(1,610)	$6,164

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

Note 6. Net (Loss) Income Per Share

Basic and diluted net (loss) income per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and six months ended December 31, 2019 and 2018. Diluted net loss per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

The following table presents the calculation of net (loss) income used to calculate basic (loss) income and diluted loss per share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net (loss) income - basic	$(20,217)	$12,025	$(23,211)	$(2,517)
Change in fair value of warrant liability	—	(23,437)	—	(23,437)

Net loss - diluted	$(20,217)	$(11,412)	$(23,211)	$(25,954)

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

The following table presents weighted-average potentially dilutive shares (in thousands) that have been excluded from the calculation of net (loss) income per share because of their anti-dilutive effect:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Stock options	10,929	8,160	10,930	7,967
Restricted stock units	—	—	—	65
Warrants	16,062	—	16,062	8,093

Total anti-dilutive shares	26,991	8,160	26,992	16,125

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

Presage License Agreement

As discussed in Note 3, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of December 31, 2019, we have not accrued any amounts for potential future payments.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $74.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. As of December 31, 2019, we have not accrued any amounts for potential future payments.

CyDex License Agreement

As discussed in Note 3, we are party to a license agreement with CyDex under which we may be required to make future payments upon the achievement of certain milestones, as well as potential future royalties based upon net sales. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. As of December 31, 2019, we have not accrued any amounts for potential future payments.

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

As of July 1, 2019, our remaining minimum lease payments were approximately $0.7 million. Using a discount rate of 8% and a remaining lease term of ten months, we determined the ROU asset and corresponding lease liability at the date of adoption was $0.7 million. There was no cumulative adjustment to our beginning accumulated deficit balance. As of December 31, 2019, our remaining minimum lease payments were approximately $0.3 million, our lease liability was $0.3 million, classified as “accrued liabilities” on our Condensed Balance Sheet, and our right-of-use asset was $0.2 million, classified as “property and equipment, net” on our Condensed Balance Sheet.

In December 2019, we entered into a lease agreement for approximately 32,800 square feet of office space in San Diego, California. The contractual lease term begins on June 1, 2020 and will expire in January 2028. The average annual lease payments over the term of the lease will approximate $1.5 million, plus a pro rata share of certain building expenses. Our total contractual obligation over the term of the lease is approximately $11.5 million.

Note 9. Short-Term Investments

As of December 31, 2019 and June 30, 2019, our short-term investments consisted of $95.2 million and $64.9 million, respectively, in U.S. government securities. The short-term investments held as of December 31, 2019 and June 30, 2019 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. As of December 31, 2019 and June 30, 2019, the gross holding gains and losses were immaterial.

Note 10. Stockholders’ Equity

Equity Transactions

Underwritten Registered Offering

In December 2019, we completed an underwritten registered offering of 32,343,750 shares of common stock at a price per share of $1.60. We received net cash proceeds of $48.5 million associated with the offering, after costs of $3.3 million.

At-The-Market Equity Offering

In November 2017, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $30.0 million of our common stock. During the year ended June 30, 2019, we sold 2,214,658 shares under the ATM Sales Agreement for $5.4 million, after deducting offering costs; $5.2 million of these proceeds were received on July 2, 2019 and were recorded as common stock proceeds receivable as of June 30, 2019. During the six months ended December 31, 2019, we sold 63,684 shares under the ATM Sales Agreement for $0.2 million, after deducting offering costs.

Shelf Registration Statement

We have a shelf registration statement that permits us to sell, from time to time, up to $150.0 million of common stock, preferred stock and warrants. Shares sold in the underwritten registered offering in December 2019 and shares sold under the ATM Sales Agreement were issued pursuant to the shelf registration statement. As of December 31, 2019, there is $92.5 million aggregate value of securities available under the shelf registration statement, including up to $24.3 million remaining available under the ATM Sales Agreement.

Warrants

As of December 31, 2019, we have outstanding warrants to purchase 16,061,602 shares of our common stock. The warrants are fully vested, exercisable at a price of $2.54 per share and expire in May 2023. In the event of a sale of the Company, the terms of the warrants require us to use our best efforts to ensure the holders of such warrants will have a continuing right to purchase shares of the acquirer and, if our efforts are unsuccessful, to make a payment to such warrant holders based on a Black-Scholes valuation (using variables as specified in the warrants). Therefore, we are required to account for the warrants as liabilities and record them at fair value. The warrants were revalued as of June 30, 2019 at $17.6 million and as of December 31, 2019 at $16.8 million; the changes in fair value were recorded in our Condensed Statement of Operations. No warrants were exercised during the six months ended December 31, 2019. During the six months ended December 31, 2018, warrants were exercised for 440,043 shares of common stock, and we received proceeds of $1.1 million.

Note 11. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs.

Our 2008 Stock Omnibus Equity Compensation Plan (the “2008 Plan”) provides for the grant of options and/or other share-based or share-denominated awards to our non-employee directors, officers, employees and advisors. The 2008 Plan was initially adopted in 2008 and was amended and restated in 2011, 2013, 2014, 2015, 2016 and 2018. There are 19,089,794 shares of common stock authorized for issuance under the 2008 Plan. As of December 31, 2019, there were 6,853,920 shares available for future grant under the 2008 Plan.

Total share-based compensation expense for all stock awards consists of the following, (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Research and development	$743	$554	$1,524	$1,184
General and administrative	1,028	1,109	2,360	2,416

Total share-based compensation	$1,771	$1,663	$3,884	$3,600

Stock Options

Stock option activity for the six months ended December 31, 2019 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2019	8,356,961	$3.20
Granted	3,263,333	2.46
Exercised	(46,667)	1.54
Forfeited / Cancelled	(72,519)	2.04
Expired	(557,890)	6.89

Outstanding at December 31, 2019	10,943,218	2.80	8.2	$2,627,706

Vested and exercisable at December 31, 2019	4,548,951	2.55	7.2	$2,186,903

The fair value of each stock option granted during the six months ended December 31, 2019 is estimated on the grant date under the fair value method using a Black-Scholes valuation model. Stock options granted to employees during the six months ended December 31, 2019 vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors during the six months ended December 31, 2019 vest ratably each month for a period of 12 or 36 months from the date of grant and expire ten years from the date of grant. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Six Months Ended December 31,
	2019	2018
Risk-free interest rate	1.8%	2.8%
Expected life (years)	6.0	6.0
Expected volatility	73.5%	85.7%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$1.60	$3.05

As of December 31, 2019, there was $6.9 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.7 years.

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

1. Phase 2 study intended to support an accelerated approval marketing application with FDA.

2. Study arm initiated under clinical collaboration with BeiGene, Ltd.

3. Initiation of clinical studies is subject to opening of a new Investigational New Drug application with FDA.

4. Investigator-initiated trial.

ME-401: PI3Kd Inhibitor in a Phase 2 Trial Intended to Support an Accelerated Approval in Relapsed or Refractory Follicular Lymphoma

ME-401 is an oral, once-daily, selective PI3Kd inhibitor in clinical development for the treatment of B-cell malignancies. We maintain worldwide rights to ME-401 in all geographies except Japan, which we licensed to Kyowa Kirin Company (“KKC”) in October 2018.

We are conducting two ongoing studies evaluating ME-401. The first is TIDAL (Trials of PI3K DeltA in Non-Hodgkin’s Lymphoma), a Phase 2 clinical trial evaluating ME-401 as a monotherapy for the treatment of adults with relapsed or refractory follicular lymphoma (“FL”) after failure of at least two prior systemic therapies including chemotherapy and an anti-CD20 antibody. Subject to the results, upon completion of TIDAL, we are planning a submission with the FDA to support an accelerated approval of a marketing application under 21 CFR Part 314.500, Subpart H. The second is a multi-arm, open-label, Phase 1b dose escalation and expansion trial evaluating ME-401 as a monotherapy and in combination with other therapies in patients with relapsed or refractory B-cell malignancies.

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

The molecular structure and pharmacodynamic characteristics of ME-401 are distinct from the FDA approved PI3Kd inhibitors. ME-401 is characterized by prolonged target binding, preferential cellular accumulation, high volume of distribution throughout the body tissues, and an approximately 28-hour half-life suitable for once daily oral administration. These properties of ME-401 allow exploration of flexible dosing regimens such as an intermittent dosing schedule, which has the potential to maintain clinical benefit while minimizing immune-related toxicities common to other PI3Kd agents, either as a monotherapy or in combination with other therapies.

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

PI3Kd Inhibitors and B-Cell Malignancies

Clinical Program

We are conducting two ongoing studies: TIDAL, a global Phase 2 trial evaluating patients with relapsed or refractory FL intended to support an accelerated approval of a marketing application with the FDA under 21 CFR Part 314.500, Subpart H, and a multi-arm, open-label, Phase 1b dose escalation and expansion trial as a monotherapy and in combination with other therapies or investigational agents in patients with FL and other B-cell malignancies.

Phase 1b Multi-arm Trial

In October 2019, we reported updated interim data from the ongoing Phase 1b clinical trial evaluating ME-401 as a monotherapy and in combination with rituximab in patients with relapsed or refractory B-cell malignancies. Ninety-six patients were enrolled at the time of the update, of which data on 73 patients were reported on for response: 55 patients with relapsed or refractory FL and 18 with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma (“CLL/SLL”).

ME-401 is administered once daily at 60 mg for two 28-day cycles and then on an intermittent schedule (i.e. IS) of once daily dosing for the first seven days of each subsequent 28-day cycle. A previous cohort of monotherapy patients in the trial was treated with ME-401 at 60 to 180 mg administered continuously once daily (i.e. CS) or were switched to the IS in later cycles.

The overall response rate, a secondary objective, was 81% among the 73 evaluable r/r FL and r/r CLL/SLL patients. The overall response rate was 78% and 89% in the 55 and 18 patients with FL or CLL/SLL, respectively. Responses appeared durable with a median observation time between 7.4 and 24.5 months, depending on the dosing schedule, the subject’s disease state, and whether ME-401 was used as a monotherapy or combination therapy. Overall response rates and durability of response appeared consistent across various groups, including dosing schedule, dosing regimen and number of prior systemic therapies received.

	FL		CLL/SLL
		Overall		Overall
	Number	Response	Number	Response
	Evaluable	Rate	Evaluable	Rate
All patients	55	43 (78%)	18	16 (89%)
By regimen:
ME-401 alone	39	31 (79%)	11	11 (100%)
ME-401 + rituximab	16	12 (75%)	7	5 (71%)
By schedule:
IS	29	23 (79%)	8	6 (75%)
CS	26	20 (70%)	10	10 (100%)

ME-401 was generally well-tolerated and no grade 4 or grade 5 adverse events of special interest have been observed in the Phase 1b trial. Among drug related grade 3 adverse events of special interest, the most common was diarrhea/colitis at 5.0% (3/57) on IS dosing and 23% (9/39) on CS dosing. Grade 3 elevations in ALT and AST were transient and in each case were associated with grade 3 diarrhea or rash. The discontinuation rate for treatment emergent adverse events was 4%.

Grade 3 Drug Related Adverse Events of Special Interest	CS Group (N = 39) n (%)	IS Group (N = 57) n (%)
Diarrhea/Colitis	9 (23%)	3 (5%)
Rash, all types	3 (8%)	0
ALT/AST increased	3 (8%)	1 (2%)
Mucositis	1 (3%)	0
Pneumonia/Pneumonitis	4 (10%)	1 (2%)

The Phase 1b trial is additionally evaluating ME-401 (60 mg) in combination with zanubrutinib (marketed as Brukinsa®), an inhibitor of Bruton’s tyrosine kinase (“BTK”) developed by BeiGene, Ltd. (“BeiGene”). Pursuant to a collaboration initiated with BeiGene in October 2018, we began evaluating the safety and efficacy of ME-401 in combination with zanubrutinib for the treatment of patients with various relapsed or refractory B-cell malignancies. The cost of the combination trial is being equally shared. Each company is supplying its own investigational agent. We retain all commercial rights to ME-401 and BeiGene retains all commercial rights to zanubrutinib.

Phase 2 Trial Intended to Support an Accelerated Approval Marketing Application

We are recruiting patients in TIDAL, a global Phase 2 trial evaluating the efficacy, safety, and tolerability of ME-401 in patients with FL after failure of at least two prior systemic therapies including chemotherapy and anti-CD20 antibody. This study is intended to support an FDA accelerated approval New Drug Application. The study was initially designed to evaluate both the CS and IS dosing regimens; in one arm, ME-401 was administered once daily continuously and in the other arm, ME-401 was administered once daily for two cycles (i.e., eight weeks) followed by an intermittent schedule whereby ME-401 was administered once daily for the first seven days of a 28-day cycle followed by 21 days of placebo. Based on maturing data from the Phase 1b trial, which suggested that clinical responses and durability in the IS regimen appeared to be equivalent to the CS regimen, and at the same time was also associated with improved tolerability, in December 2019 we amended the protocol to continue enrollment in the IS regimen only. Approximately 120 patients will be enrolled in the IS arm and the primary efficacy endpoint will be the rate of objective responses to therapy and tolerability of ME-401. We currently estimate completion of enrollment in summer 2020.

Voruciclib: CDK Inhibitor with CDK9 Inhibition in Phase 1 Studies

Voruciclib is an orally administered CDK inhibitor differentiated by its potent in vitro inhibition of CDK9 in addition to CDK6, 4 and 1. Voruciclib is being evaluated in a Phase 1b trial evaluating dose and schedule in patients with acute myeloid leukemia (“AML”) and B-cell malignancies.

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

In pre-clinical studies voruciclib shows dose-dependent suppression of MCL1; in December 2017 a study of voruciclib published in the journal Nature Scientific Reports reported that the combination of voruciclib plus the BCL-2 inhibitor venetoclax was capable of inhibiting two master regulators of cell survival, MCL-1 and BCL-2, and achieved synergistic antitumor effect in an aggressive subset of DLBCL pre-clinical models. (Scientific Reports. (2017) 7:18007. DOI:10.1038/s41598-017-18368-w).

Additionally, at the 2018 American Society of Hematology (“ASH”) annual meeting we presented results from pre-clinical studies demonstrating that voruciclib synergizes with venetoclax to induce apoptosis in both venetoclax sensitive and resistant AML cells. The pre-clinical data further demonstrated that voruciclib transiently downregulates MCL1 and that MCL1 downregulation is likely responsible for the bulk of the synergy between voruciclib and venetoclax.

CDK9 is also a transcriptional regulator of MYC, a transcription factor regulating cell proliferation and growth which contributes to many human cancers and is frequently associated with poor prognosis and unfavorable patient survival. Targeting MYC directly has historically been difficult, but CDK9 is a transcriptional regulator of MYC and is a promising approach to target this oncogene.

Clinical Program

We are evaluating patients with hematological malignancies in a Phase 1b clinical trial evaluating the dose and schedule of voruciclib. The trial is initially intended to evaluate the dose and schedule of voruciclib as a monotherapy in patients with relapsed and/or refractory B-cell malignancies or AML after failure of prior standard therapies to determine the safety, preliminary efficacy and maximum tolerated dose. In parallel, subject to FDA agreement, we also plan to evaluate the dose and schedule of voruciclib in combination with a BCL2 inhibitor such as venetoclax to assess synergies and the opportunity for combination treatments, initially in patients with AML and subsequently across multiple indications.

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

Results published in the November 2019 issue of Clinical Cancer Research from a multicenter, investigator-initiated, randomized, open-label, clinical trial that evaluated the combination of ME-344 and bevacizumab in 42 women with early HER2-negative breast cancer further support for the combinatorial use of ME-344 with anti-angiogenic therapeutics.

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

Treatment was generally well tolerated; three Grade 3 adverse events of high blood pressure were reported, two in the ME-344 arm and one in the bevacizumab monotherapy arm.

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

Results of Operations

Comparison of Three Months Ended December 31, 2019 and 2018

We had a loss from operations of $12.1 million for the three months ended December 31, 2019 compared to a loss from operations of $11.8 million for the three months ended December 31, 2018.

Revenue: The following is a summary of our revenue to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Three Months Ended December 31,
	2019	2018
KKC License Agreement	$673	$1,361
Helsinn License Agreement	335	687

	$1,008	$2,048

Timing of Revenue Recognition:
License transferred at a point in time	$—	$879
Services performed over time	1,008	1,169

	$1,008	$2,048

We recognized revenue of $1.0 million for the three months ended December 31, 2019 compared to $2.0 million for the three months ended December 31, 2018. Revenue decreased primarily due to our license agreement with KKC. Revenue related to the license agreement with KKC was $0.7 million for the three months ended December 31, 2019 compared to $1.3 million for the three months ended December 31, 2018. During the three months ended December 31, 2018, revenue related to the KKC license agreement included $0.9 million from the transfer of the license. Revenue also includes recognition of amounts allocated to performance obligations in accordance with the Helsinn License Agreement. Revenue related the Helsinn License Agreement was $0.3 million for the three months ended December 31, 2019 compared to $0.7 million for the three months ended December 31, 2018.

Cost of Revenue: We recognized cost of revenue of $0.6 million for the three months ended December 31, 2019 compared to $1.0 million for the three months ended December 31, 2018. The cost of revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses associated with pracinostat. Costs of revenue relate to expenses for pracinostat incurred in connection with our development activities in accordance with the Helsinn License Agreement, including both Helsinn’s share and our share of costs related to the POC study, which we are responsible for conducting.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Three Months Ended December 31,
	2019	2018
Research and development expenses
ME-401	$4,217	$5,324
Voruciclib	457	1,069
ME-344	9	100
Other	3,598	2,573

Total research and development expenses	$8,281	$9,066

Research and development expenses consist primarily of clinical trial costs (including payments to clinical research organizations), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $8.3 million for the three months ended December 31, 2019 compared to $9.1 million for the three months ended December 31, 2018. Costs related to ME-401 were lower for the three months ended December 31, 2019 due to $2.1 million of decreased drug manufacturing costs offset by $1.0 million of increased clinical trial costs as a result of the TIDAL study. Costs related to voruciclib decreased due primarily to reduced clinical trial and drug manufacturing costs. Other research and development costs increased for the three months ended December 31, 2019 due to increased headcount to support our clinical activities.

General and Administrative: General and administrative expenses increased by $0.4 million to $4.2 million for the three months ended December 31, 2019 compared to $3.8 million for the three months ended December 31, 2018. The increase is primarily due to increased headcount to support our activities, and $0.1 million in increased professional services expenses.

Other income or expense: We recorded a non-cash expense of $8.4 million during the three months ended December 31, 2019, compared to a non-cash gain of $23.4 million during the three months ended December 31, 2018, due to a change in the fair value of our warrant liability. The change in the warrant liability fair value is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $0.3 million for the three months ended December 31, 2019 compared to $0.4 million for the three months ended December 31, 2018. The decrease was due to lower investment balances during the three months ended December 31, 2019 compared to the three months ended December 31, 2018.

Comparison of Six Months Ended December 31, 2019 and 2018

We had a loss from operations of $24.7 million for the six months ended December 31, 2019 compared to a loss from operations of $21.9 million for the six months ended December 31, 2018.

Revenue: The following is a summary of our revenue to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Six Months Ended December 31,
	2019	2018
KKC License Agreement	$1,470	$1,361
Helsinn License Agreement	695	1,175

	$2,165	$2,536

Timing of Revenue Recognition:
License transferred at a point in time	$—	$879
Services performed over time	2,165	1,657

	$2,165	$2,536

We recognized revenue of $2.2 million for the six months ended December 31, 2019 compared to $2.5 million for the six months ended December 31, 2018. Revenue decreased primarily due to our Helsinn License Agreement. Revenue related to the license agreement with KKC was $1.5 million for the six months ended December 31, 2019 compared to $1.3 million for the six months ended December 31, 2018. During the six months ended December 31, 2018, revenue related to the KKC license agreement included $0.9 million from the transfer of the license. Revenue also includes recognition of amounts allocated to performance obligations in accordance with the Helsinn License Agreement. Revenue related the Helsinn License Agreement was $0.7 million for the six months ended December 31, 2019 compared to $1.2 million for the six months ended December 31, 2018.

Cost of Revenue: We recognized cost of revenue of $1.3 million for the six months ended December 31, 2019 compared to $2.0 million for the six months ended December 31, 2018. The cost of revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses associated with pracinostat. Costs of revenue relate to expenses for pracinostat incurred in connection with our development activities in accordance with the Helsinn License Agreement, including both Helsinn’s share and our share of costs related to the POC study, which we are responsible for conducting.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Six Months Ended December 31,
	2019	2018
Research and development expenses
ME-401	$9,169	$7,829
Voruciclib	1,000	2,079
ME-344	9	304
Other	7,065	4,985

Total research and development expenses	$17,243	$15,197

Research and development expenses consist primarily of clinical trial costs (including payments to clinical research organizations), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $17.2 million for the six months ended December 31, 2019 compared to $15.2 million for the six months ended December 31, 2018. Costs related to ME-401 were higher for the six months ended December 31, 2019 due primarily to $4.2 million of increased clinical trial costs as a result of the TIDAL study offset by a $2.8 million decrease in drug manufacturing costs. Costs related to voruciclib decreased due primarily to reduced clinical trials and drug manufacturing costs. Costs related to ME-344 decreased due to completion of the investigator-initiated clinical trial. Other research and development costs increased for the six months ended December 31, 2019 due to increased headcount to support our clinical activities, as well as to increased legal and consulting fees ($0.2 million).

General and Administrative: General and administrative expenses increased by $1.1 million to $8.3 million for the six months ended December 31, 2019 compared to $7.2 million for the six months ended December 31, 2018. The increase is primarily due to increased headcount to support our activities, and $0.3 million in increased professional services expenses.

Other income or expense: We recorded a non-cash gain of $0.8 million during the six months ended December 31, 2019, compared to a non-cash gain of $18.5 million during the six months ended December 31, 2018, due to a change in the fair value of our warrant liability. The change in the warrant liability fair value is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $0.7 million for the six months ended December 31, 2019 compared to $0.9 million for the six months ended December 31, 2018. The decrease was due to lower investment balances during the six months ended December 31, 2019 compared to the six months ended December 31, 2018.

Liquidity and Capital Resources

We have accumulated losses of $254.4 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2019, we had $103.9 million in cash and cash equivalents and short-term investments, which we believe will be sufficient to fund our operations for at least the next 12 months from the issuance of these financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings and license payments. In order to continue the development of our drug candidates, we expect to pursue one or more capital transactions, whether through the sale of equity securities, debt financing, license agreements or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operating activities for the six months ended December 31, 2019 was $24.6 million. This compares to $10.0 million used in operating activities for the six months ended December 31, 2018, reflecting $20.0 million used in operating activities offset by the $10.0 million upfront payment from KKC. The increase in cash used in operating activities reflects increased costs in our clinical development programs, including costs related to the ME-401 TIDAL study.

Net cash used in investing activities for the six months ended December 31, 2019 was $30.3 million compared to net cash provided by investing activities of $4.6 million in the six months ended December 31, 2018. Cash used in investing activities represents purchases of investments in short-term U.S. government securities in excess of maturities. Cash provided by investing activities represents maturities of investments in short-term U.S. government securities in excess of purchases.

Net cash provided by financing activities for the six months ended December 31, 2019 was $54.0 million compared to $0.9 million for the six months ended December 31, 2018. Cash provided during the six months ended December 31, 2019 represents the $48.5 million net proceeds raised through the issuance of common stock in our December 2019 underwritten registered offering, the collection of $5.3 million of amounts receivable as of June 30, 2019 from the issuance of common stock and exercise of stock options during the year ended June 30, 2019, as well as $0.2 million of proceeds received from the issuance of common stock and exercise of stock options during the six months ended December 31, 2019.

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

We have leased approximately 20,800 square feet of office space, located at 3611 Valley Centre Drive, San Diego, California. The location houses our executive and administrative offices. The lease commenced in July 2017 and expires in May 2020. The monthly rental rate is approximately $68,000 per month over the remaining term of the lease, plus a pro rata share of certain building expenses. The remaining contractual obligations are approximately $0.3 million.

In December 2019, we entered into a lease agreement for approximately 32,800 square feet of office space in San Diego, California. The contractual lease term begins on June 1, 2020 and will expire in January 2028. The average annual lease payments over the term of the lease will approximate $1.5 million, plus a pro rata share of certain building expenses. Our total contractual obligation over the term of the lease is approximately $11.5 million.

Presage License Agreement

In September 2017, we entered into the Presage License Agreement. Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage $2.9 million. With respect to the first indication, an incremental $2.0 million payment, due upon dosing the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees. As of December 31, 2019, we have not accrued any amounts for potential future payments.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $74.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus 166,527 shares of our common stock having a value of $500,000 was paid in August 2017 upon the first dosing of a patient in a Phase 3 clinical trial. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of December 31, 2019, we have not accrued any amounts for potential future payments.

CyDex License Agreement

We are party to a license agreement with CyDex. Under the license agreement, CyDex granted to us an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with our two isoflavone-based drug compounds (currently ME-344). We agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of our approved drugs utilizing Captisol. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. We may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of December 31, 2019, we have not accrued any amounts for potential future payments.

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

Date: February 6, 2020