Form 10-Q
period 2020-03-31
MEI Pharma, Inc.
filed 2020-05-07
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 105,998,677.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1: Condensed Financial Statements – Unaudited

MEI PHARMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2020	June 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,438	$9,590
Short-term investments	85,360	64,899

Total cash, cash equivalents and short-term investments	92,798	74,489
Common stock proceeds receivable (Note 10)	—	5,274
Prepaid expenses and other current assets	2,604	2,435

Total current assets	95,402	82,198
Intangible assets, net	235	261
Property and equipment, net	986	204

Total assets	$96,623	$82,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,492	$4,787
Accrued liabilities	5,287	4,559
Deferred revenue	2,478	4,955

Total current liabilities	10,257	14,301
Deferred revenue, long-term	2,817	2,819
Warrant liability	9,051	17,613

Total liabilities	22,125	34,733

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 105,999 and 73,545 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	—	—
Additional paid-in capital	333,256	279,148
Accumulated deficit	(258,758)	(231,218)

Total stockholders’ equity	74,498	47,930

Total liabilities and stockholders’ equity	$96,623	$82,663

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenue	$1,244	$1,249	$3,409	$3,785

Operating expenses:
Cost of revenue	860	1,163	2,189	3,161
Research and development	8,963	9,071	26,206	24,268
General and administrative	3,864	3,631	12,189	10,853

Total operating expenses	13,687	13,865	40,584	38,282

Loss from operations	(12,443)	(12,616)	(37,175)	(34,497)
Other income (expense):
Change in fair value of warrant liability	7,732	(5,201)	8,562	13,274
Interest and dividend income	382	462	1,074	1,352
Other income (expense)	—	—	(1)	(1)

Net loss	$(4,329)	$(17,355)	$(27,540)	$(19,872)

Net loss:
Basic	$(4,329)	$(17,355)	$(27,540)	$(19,872)

Diluted	$(4,329)	$(17,355)	$(27,540)	$(43,309)

Net loss per share:
Basic	$(0.04)	$(0.24)	$(0.32)	$(0.28)

Diluted	$(0.04)	$(0.24)	$(0.32)	$(0.60)

Shares used in computing net loss per share:
Basic	105,999	71,200	85,995	71,069

Diluted	105,999	71,200	85,995	72,011

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2019	73,545	$279,148	$(231,218)	$47,930
Net loss	—	—	(2,994)	(2,994)
Issuance of common stock	64	159	—	159
Exercise of stock options	46	72	—	72
Share-based compensation expense	—	2,113	—	2,113

Balance at September 30, 2019	73,655	281,492	(234,212)	47,280
Net loss	—	—	(20,217)	(20,217)
Issuance of common stock	32,344	48,451	—	48,451
Share-based compensation expense	—	1,771	—	1,771

Balance at December 31, 2019	105,999	331,714	(254,429)	77,285
Net loss	—	—	(4,329)	(4,329)
Issuance of common stock	—	(8)	—	(8)
Share-based compensation expense	—	1,550	—	1,550

Balance at March 31, 2020	105,999	$333,256	$(258,758)	$74,498

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2018	70,406	$264,858	$(214,399)	$50,459
Net loss	—	—	(14,542)	(14,542)
Issuance of common stock for vested restricted stock units	246	(324)	—	(324)
Exercise of warrants	440	2,186	—	2,186
Exercise of stock options	23	43	—	43
Share-based compensation expense	—	1,937	—	1,937

Balance at September 30, 2018	71,115	268,700	(228,941)	39,759
Net income	—	—	12,025	12,025
Exercise of stock options	16	24	—	24
Share-based compensation expense	—	1,663	—	1,663

Balance at December 31, 2018	71,131	270,387	(216,916)	53,471
Net loss	—	—	(17,355)	(17,355)
Exercise of stock options	150	252	—	252
Share-based compensation expense	—	1,514	—	1,514

Balance at March 31, 2019	71,281	$272,153	$(234,271)	$37,882

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(27,540)	$(19,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(8,562)	(13,274)
Share-based compensation	5,434	5,114
Depreciation and amortization	90	52
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(169)	(1,567)
Accounts payable	(2,295)	(1,674)
Accrued liabilities	667	2,231
Deferred revenue	(2,479)	7,631

Net cash used in operating activities	(34,854)	(21,359)

Cash flows from investing activities:
Purchases of property and equipment	(785)	(207)
Purchases of short-term investments	(90,324)	(39,756)
Proceeds from maturity of short-term investments	69,863	54,326

Net cash (used in) provided by investing activities	(21,246)	14,363

Cash flows from financing activities:
Proceeds from exercise of stock options	72	319
Proceeds from exercise of warrants	—	1,118
Proceeds from issuance of common stock	48,602	—
Collection of common stock proceeds receivable	5,274	—
Payment of RSU tax withholdings in exchange for
common shares surrendered by RSU holders	—	(324)

Net cash provided by financing activities	53,948	1,113

Net decrease in cash and cash equivalents	(2,152)	(5,883)
Cash and cash equivalents at beginning of the period	9,590	13,309

Cash and cash equivalents at end of the period	$7,438	$7,426

Supplemental cash flow information:
Income taxes paid	$(1)	$(1)

Non-cash financing activities:
Change in fair value of warrants exercised	$—	$1,068

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

Liquidity

We have accumulated losses of $258.8 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2020, we had $92.8 million in cash and cash equivalents and short-term investments, which we believe will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2020 and June 30, 2019, we have established a valuation allowance to fully reserve our net deferred tax assets. Changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board (“FASB”) Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of March 31, 2020 or June 30, 2019.

There have been no material changes in our unrecognized tax benefits since June 30, 2019, and, as such, the disclosures included in our 2019 Annual Report continue to be relevant for the nine months ended March 31, 2020.

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

We measure the following financial instruments at fair value on a recurring basis. The fair values of these financial instruments were as follows (in thousands):

	March 31, 2020			June 30, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant liability	$—	$—	$(9,051)	$—	$—	$(17,613)

Total	$—	$—	$(9,051)	$—	$—	$(17,613)

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

In May 2018, we issued warrants in connection with our private placement of shares of common stock. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Balance Sheet. We recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our Condensed Statement of Operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the Condensed Statement of Operations for the three and nine months ended March 31, 2020.

To calculate the fair value of the warrant liability, the following assumptions were used:

	March 31, 2020	June 30, 2019
Risk-free interest rate	0.2%	1.7%
Expected life (years)	3.1	3.8
Expected volatility	70.7%	56.8%
Dividend yield	0.0%	0.0%
Black-Scholes Fair Value	$0.56	$1.10

The following table sets forth a summary of changes in the estimated fair value of our Level 3 warrant liability for the nine months ended March 31, 2020 and 2019 (in thousands):

	Fair Value of Warrants Using Significant Unobservable Inputs (Level 3)
	2020	2019
Balance at July 1,	$17,613	$46,313
Reclassification of warrant liability to equity upon exercise of warrants	—	(1,068)
Change in estimated fair value of liability classified warrants	(8,562)	(13,274)

Balance at March 31,	$9,051	$31,971

Note 3. License Agreements

KKC License, Development and Commercialization Agreement

In April 2020, we entered into a License, Development and Commercialization Agreement with Kyowa Kirin Company (formerly “Kyowa Hakko Kirin Co., Ltd.”) (“KKC”) a Japanese life sciences company, (the “KKC Commercialization Agreement”). We granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize ME-401 and any pharmaceutical product containing ME-401 for all human indications in the U.S., and an exclusive (subject to certain retained rights to perform obligations under the KKC Commercialization Agreement), sublicensable, payment-bearing, license under certain patents and know-how controlled by us to develop and commercialize ME-401 and any pharmaceutical product containing ME-401 for all human indications in countries outside of the United States (the “Ex-US”). KKC grants to us a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize ME-401 for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-US under the KKC Commercialization Agreement.

KKC will be responsible for the development and commercialization of ME-401 in the Ex-US and, subject to certain exceptions, will be solely responsible for all costs related thereto. We and KKC will co-develop and co-promote ME-401 in the U.S., with us recording all revenue from U.S. sales. We and KKC will share U.S. profits and costs (including development costs) on a 50-50 basis. We will also provide to KKC certain drug supplies necessary for the development and commercialization of ME-401 in the Ex-US pursuant to supply agreements to be entered into on customary terms, with the understanding that KKC will assume responsibility for manufacturing for the Ex-US as soon as practicable.

Under the terms of the KKC Commercialization Agreement, KKC will pay us an initial payment of $100 million in May 2020. We may earn up to approximately $582.5 million in potential development, regulatory and commercialization milestone payments, plus royalties on net sales of ME-401 in the Ex-US, which are tiered beginning in the teens.

KKC Japan License Agreement

In October 2018, we entered into a license agreement with KKC for ME-401 (the “KKC Japan License Agreement”). Under the terms of the KKC Japan License Agreement, KKC was granted the exclusive right to develop and commercialize ME-401 in Japan. We also granted KKC the right to purchase supply of ME-401 for commercial requirements at cost plus a pre-negotiated percentage, as well as manufacturing rights in Japan. In return, we received an upfront payment of $10.0 million and were eligible to receive additional development and commercialization milestones, as well as royalties on net sales of ME-401 in Japan. In April 2020, we and KKC agreed to terminate the KKC Japan License Agreement. The KKC Japan License Agreement was replaced with the KKC Commercialization Agreement. Pursuant to the terms of the KKC Commercialization Agreement, we agreed to collaborate with KKC on the development, manufacturing and commercialization of ME-401 in Japan.

We assessed the KKC Japan License Agreement in accordance with ASC 606 and determined that our performance obligations comprise the license, research and development obligations, and our obligation to provide clinical trial materials to KKC. We determined that the transaction price amounted to the upfront payment of $10.0 million.

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

We determined that the agreement contains multiple performance obligations for purposes of revenue recognition. Revenue related to the research and development elements of the arrangement is recognized based on the extent of progress toward completion of each performance obligation. Revenue is recognized on a gross basis as we are the primary obligor and have discretion in supplier selection. During the nine months ended March 31, 2020, our only remaining performance obligation under the agreement is the conduct of a Phase 2 dose-optimization study of pracinostat in combination with azacitidine in patients with high and very high risk MDS who are previously untreated with hypomethylating agents (the “POC study”), for which Helsinn has agreed to share third-party expenses.

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

We recognized revenue associated with the following license agreements (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
KKC Japan License Agreement	$812	$631	$2,282	$1,992
Helsinn License Agreement	432	618	1,127	1,793

	$1,244	$1,249	$3,409	$3,785

Timing of Revenue Recognition:
License transferred at a point in time	$—	$—	$—	$879
Services performed over time	1,244	1,249	3,409	2,906

	$1,244	$1,249	$3,409	$3,785

Revenue for the three and nine months ended March 31, 2020 and 2019 included revenue related to the KKC Japan License Agreement (Note 3). Based on the characteristics of the KKC Japan License Agreement, delivery of the license is a distinct performance obligation, and we recognized related revenue when the license was transferred to the licensee and the licensee could use and benefit from the license. The KKC Japan License Agreement included other distinct performance obligations that will be satisfied over time, and accordingly we recognized revenue related to our progress toward satisfying those obligations during the three and nine months ended March 31, 2020 and 2019.

Revenue for the three and nine months ended March 31, 2020 and 2019 included revenue related to the Helsinn License Agreement (Note 3). The Helsinn License Agreement included distinct performance obligations that will be satisfied over time, and accordingly we recognized revenue related to our progress toward satisfying those obligations during the three and nine months ended March 31, 2020 and 2019.

As of March 31, 2020, we had $5.3 million of deferred revenue associated with our remaining performance obligations under the KKC Japan and Helsinn License Agreements. We expect to recognize approximately $2.5 million of deferred revenue in the next 12 months, and an additional $2.8 million thereafter.

Contract Balances

The following table presents changes in contract assets and contract liabilities during the nine months ended March 31, 2020 (in thousands):

	As of June 30, 2019	Net Change	As of March 31, 2020
Receivables	$—	$74	$74
Contract Assets	$686	$(174)	$512
Contract Liabilities	$7,774	$(2,479)	$5,295

The timing of revenue recognition, invoicing and cash collections results in billed accounts receivable and unbilled receivables (contract assets), which are classified as “prepaid expenses and other current assets” on our Condensed Balance Sheet, and deferred revenue (contract liabilities). We invoice our customers in accordance with agreed-upon contractual terms, typically at periodic intervals or upon achievement of contractual milestones. Invoicing may occur subsequent to revenue recognition, resulting in contract assets. We may receive advance payments from our customers before revenue is recognized, resulting in contract liabilities. The contract assets and liabilities reported on the Condensed Balance Sheet relate to the KKC Japan and Helsinn License Agreements.

Note 6. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and nine months ended March 31, 2020 and 2019. Diluted net loss per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

The following table presents the calculation of net loss used to calculate basic loss and diluted loss per share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net loss - basic	$(4,329)	$(17,355)	$(27,540)	$(19,872)
Change in fair value of warrant liability	—	—	—	(23,437)

Net loss - diluted	$(4,329)	$(17,355)	$(27,540)	$(43,309)

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

The following table presents weighted-average potentially dilutive shares (in thousands) that have been excluded from the calculation of net loss per share because of their anti-dilutive effect:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Stock options	11,064	8,145	10,974	8,026
Restricted stock units	—	—	—	43
Warrants	16,062	16,062	16,062	10,749

Total anti-dilutive shares	27,126	24,207	27,036	18,818

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

Presage License Agreement

As discussed in Note 3, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of March 31, 2020, we have not accrued any amounts for potential future payments.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $74.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. As of March 31, 2020, we have not accrued any amounts for potential future payments.

CyDex License Agreement

As discussed in Note 3, we are party to a license agreement with CyDex under which we may be required to make future payments upon the achievement of certain milestones, as well as potential future royalties based upon net sales. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. As of March 31, 2020, we have not accrued any amounts for potential future payments.

COVID-19

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. As a result of the COVID-19 pandemic, which continues to rapidly evolve, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. While we continue to enroll and dose patients in our clinical trials, we expect our clinical development program timelines to be negatively affected by COVID-19. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

CARES Act

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impact that the CARES Act may have on our business. Currently, we are unable to determine the impact that the CARES Act will have on our financial condition, results of operation, or liquidity.

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

As of July 1, 2019, our remaining minimum lease payments were approximately $0.7 million. Using a discount rate of 8% and a remaining lease term of ten months, we determined the ROU asset and corresponding lease liability at the date of adoption was $0.7 million. There was no cumulative adjustment to our beginning accumulated deficit balance. As of March 31, 2020, our remaining minimum lease payments were approximately $0.1 million, our lease liability was $0.1 million, classified as “accrued liabilities” on our Condensed Balance Sheet, and our right-of-use asset was $0.1 million, classified as “property and equipment, net” on our Condensed Balance Sheet.

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

Note 9. Short-Term Investments

As of March 31, 2020 and June 30, 2019, our short-term investments consisted of $85.4 million and $64.9 million, respectively, in U.S. government securities. The short-term investments held as of March 31, 2020 and June 30, 2019 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. As of March 31, 2020 and June 30, 2019, the gross holding gains and losses were immaterial.

Note 10. Stockholders’ Equity

Equity Transactions

Underwritten Registered Offering

In December 2019, we completed an underwritten registered offering of 32,343,750 shares of common stock at a price per share of $1.60. We received net cash proceeds of $48.5 million associated with the offering, after costs of $3.3 million.

At-The-Market Equity Offering

In November 2017, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $30.0 million of our common stock. During the year ended June 30, 2019, we sold 2,214,658 shares under the ATM Sales Agreement for $5.4 million, after deducting offering costs; $5.2 million of these proceeds were received on July 2, 2019 and were recorded as common stock proceeds receivable as of June 30, 2019. During the nine months ended March 31, 2020, we sold 63,684 shares under the ATM Sales Agreement for $0.2 million, after deducting offering costs.

Shelf Registration Statement

We have a shelf registration statement that permits us to sell, from time to time, up to $150.0 million of common stock, preferred stock and warrants. Shares sold in the underwritten registered offering in December 2019 and shares sold under the ATM Sales Agreement were issued pursuant to the shelf registration statement. As of March 31, 2020, there is $92.5 million aggregate value of securities available under the shelf registration statement, including up to $24.3 million remaining available under the ATM Sales Agreement.

Warrants

As of March 31, 2020, we have outstanding warrants to purchase 16,061,602 shares of our common stock. The warrants are fully vested, exercisable at a price of $2.54 per share and expire in May 2023. In the event of a sale of the Company, the terms of the warrants require us to use our best efforts to ensure the holders of such warrants will have a continuing right to purchase shares of the acquirer and, if our efforts are unsuccessful, to make a payment to such warrant holders based on a Black-Scholes valuation (using variables as specified in the warrants). Therefore, we are required to account for the warrants as liabilities and record them at fair value. The warrants were revalued as of June 30, 2019 at $17.6 million and as of March 31, 2020 at $9.0 million; the changes in fair value were recorded in our Condensed Statement of Operations. No warrants were exercised during the nine months ended March 31, 2020. During the nine months ended March 31, 2019, warrants were exercised for 440,043 shares of common stock, and we received proceeds of $1.1 million.

Note 11. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs.

Our 2008 Stock Omnibus Equity Compensation Plan (the “2008 Plan”) provides for the grant of options and/or other share-based or share-denominated awards to our non-employee directors, officers, employees and advisors. The 2008 Plan was initially adopted in 2008 and was amended and restated in 2011, 2013, 2014, 2015, 2016 and 2018. There are 19,089,794 shares of common stock authorized for issuance under the 2008 Plan. As of March 31, 2020, there were 6,613,920 shares available for future grant under the 2008 Plan.

Total share-based compensation expense for all stock awards consists of the following, (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Research and development	$696	$515	$2,220	$1,699
General and administrative	854	999	3,214	3,415

Total share-based compensation	$1,550	$1,514	$5,434	$5,114

Stock Options

Stock option activity for the nine months ended March 31, 2020 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2019	8,356,961	$3.20
Granted	3,503,333	2.45
Exercised	(46,667)	1.54
Forfeited / Cancelled	(72,519)	2.04
Expired	(557,890)	6.89

Outstanding at March 31, 2020	11,183,218	2.80	8.0	$357,242

Vested and exercisable at March 31, 2020	5,004,178	2.59	7.1	$337,674

The fair value of each stock option granted during the nine months ended March 31, 2020 is estimated on the grant date under the fair value method using a Black-Scholes valuation model. Stock options granted to employees during the nine months ended March 31, 2020 vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors during the nine months ended March 31, 2020 vest ratably each month for a period of 12 or 36 months from the date of grant and expire ten years from the date of grant. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Nine Months Ended March 31,
	2020	2019
Risk-free interest rate	1.8%	2.8%
Expected life (years)	6.0	6.0
Expected volatility	73.6%	84.9%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$1.60	$2.95

As of March 31, 2020, there was $5.7 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.6 years.

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

Note 12. Subsequent Events

As discussed in Note 3, in April 2020, we entered into a License, Development and Commercialization Agreement with KKC.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” in our 2019 Annual Report, and elsewhere in this report, including, among other things:

•

costs and delays in our clinical development programs, including delays in patient enrollment relating to the COVID-19 pandemic, and/or receipt of FDA or other required foreign and domestic governmental or regulatory approvals, or the failure to obtain such approvals, for our product candidates;

•

our inability to obtain required additional financing or financing available to us on acceptable terms, or at all, whether as a result of weaknesses in the capital markets or otherwise, which may cause us to delay, scale-back or eliminate plans related to development of our drug candidates;

•

KKC, Helsinn and other parties with which we have entered into collaboration, license, development and/or commercialization agreements may not satisfy their obligations under the agreements which could impact future revenues;

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

These risks are not exhaustive. Other sections of this report and our other filings with the SEC include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. There is substantial uncertainty regarding the impact of the COVID-19 on our business, industry, global economic conditions and government policy. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. As a result of the COVID-19 pandemic, which continues to rapidly evolve, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. While we continue to enroll and dose patients in our clinical trials, we expect our clinical development program timelines to be negatively affected by COVID-19. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

In light of the COVID-19 outbreak, the FDA has issued a number of new guidance documents. Specifically, as a result of the potential effect of the COVID-19 outbreak on many clinical trial programs in the US and globally, the FDA issued guidance concerning potential impacts on clinical trial programs, changes that may be necessary to such programs if they proceed, considerations regarding trial suspensions and discontinuations, the potential need to consult with or make submissions to relevant ethics committees, IRBs, and the FDA, the use of alternative drug delivery methods, and considerations with respect the outbreak’s impacts on endpoints, data collection, study procedures, and analysis.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impact that the CARES Act may have on our business. Currently, we are unable to determine the impact that the CARES Act will have on our financial condition, results of operation, or liquidity.

Clinical Development Programs

Our approach to building our pipeline is to license promising cancer agents and build value in programs through development, commercialization and strategic partnerships, as appropriate. Our drug candidate pipeline includes:

•	ME-401, an oral PI3Kd inhibitor;

•	Voruciclib, an oral CDK inhibitor;

•	ME-344, a mitochondrial inhibitor targeting the OXPHOS complex; and

•	Pracinostat, an oral HDAC inhibitor.

1.	Phase 2 study intended to support an accelerated approval marketing application with FDA.
2.	Study arm initiated under clinical collaboration with BeiGene, Ltd.
3.	Initiation of clinical studies is subject to opening of a new Investigational New Drug application with FDA.
4.	Investigator-initiated trial; completed.

ME-401: PI3Kd Inhibitor in a Phase 2 Trial Intended to Support an Accelerated Approval in Relapsed or Refractory Follicular Lymphoma

ME-401 is an oral, once-daily, selective PI3Kd inhibitor in clinical development for the treatment of B-cell malignancies. In April 2020, we entered into a global license, development and commercialization agreement to further develop and commercialize ME-401 with Kyowa Kirin Co., Ltd. (KKC). MEI and KKC will co-develop and co-promote ME-401 in the U.S., with MEI recording all revenue from U.S. sales. KKC has exclusive commercialization rights outside of the U.S

We are conducting two ongoing studies evaluating ME-401. The first is TIDAL (Trials of PI3K DeltA in Non-Hodgkin’s Lymphoma), a Phase 2 clinical trial evaluating ME-401 as a monotherapy for the treatment of adults with relapsed or refractory follicular lymphoma (“FL”) after failure of at least two prior systemic therapies including chemotherapy and an anti-CD20 antibody. Subject to the results, upon completion of TIDAL, we are planning a submission with the FDA to support an accelerated approval of a marketing application under 21 CFR Part 314.500, Subpart H. The second is a multi-arm, open-label, Phase 1b dose escalation and expansion trial evaluating ME-401 as a monotherapy and in combination with other therapies in patients with relapsed or refractory B-cell malignancies. Also, in 2019, KKC initiated a Phase 1 study evaluating ME-401 as a monotherapy in patients in Japan with indolent B-cell malignancy.

While PI3Kd inhibitors as a group are a clinically validated class for the treatment of B-cell malignancies, the FDA approved orally administered products, idelalisib (marketed as Zydelig®) and duvelisib (marketed as COPIKTRA®), and the intravenously administered PI3Kd/a inhibitor copanlisib (marketed as Aliqopa®), are challenged by dose-limiting toxicities. We believe this provides an opportunity for the development of a next-generation candidate with pharmaceutical properties that may better maximize the biological potential of PI3Kd inhibition by limiting toxicities, which hinder clinical utility.

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

KKC License, Development and Commercialization Agreement

In April 2020, we entered into a License, Development and Commercialization Agreement with KKC (the “KKC Commercialization Agreement”). We granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize ME-401 and any pharmaceutical product containing ME-401 for all human indications in the U.S., and an exclusive (subject to certain retained rights to perform obligations under the KKC Commercialization Agreement), sublicensable, payment-bearing, license under certain patents and know-how controlled by us to develop and commercialize ME-401 and any pharmaceutical product containing ME-401 for all human indications in countries outside of the United States (the “Ex-US”). KKC grants to us a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize ME-401 for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-US under the KKC Commercialization Agreement.

KKC will be responsible for the development and commercialization of ME-401 in the Ex-US and, subject to certain exceptions, will be solely responsible for all costs related thereto. We and KKC will co-develop and co-promote ME-401 in the U.S., with us recording all revenue from U.S. sales. We and KKC will share U.S. profits and costs (including development costs) on a 50-50 basis. We will also provide to KKC certain drug supplies necessary for the development and commercialization of ME-401 in the Ex-US pursuant to supply agreements to be entered into on customary terms, with the understanding that KKC will assume responsibility for manufacturing for the Ex-US as soon as practicable.

Under the terms of the KKC Commercialization Agreement, KKC will pay us an initial payment of $100 million in May 2020. We may earn up to approximately $582.5 million in potential development, regulatory and commercialization milestone payments, plus royalties on net sales of ME-401 in the Ex-US, which are tiered beginning in the teens.

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

PI3Kd Inhibitors and B-Cell Malignancies

Clinical Program

We are conducting two ongoing studies: TIDAL, a global Phase 2 trial evaluating patients with relapsed or refractory FL intended to support an accelerated approval of a marketing application with the FDA under 21 CFR Part 314.500, Subpart H, and a multi-arm, open-label, Phase 1b dose escalation and expansion trial as a monotherapy and in combination with other therapies in patients with FL and other B-cell malignancies. Additionally, in 2019, KKC initiated a Phase 1 study evaluating ME-401 as a monotherapy in patients in Japan with indolent B-cell malignancy.

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

	FL		CLL/SLL
	Number Evaluable	Overall Response Rate	Number Evaluable	Overall Response Rate
All patients	55	43 (78%)	18	16 (89%)
By regimen:
ME-401 alone	39	31 (79%)	11	11 (100%)
ME-401 + rituximab	16	12 (75%)	7	5 (71%)
By schedule:
IS	29	23 (79%)	8	6 (75%)
CS	26	20 (70%)	10	(10 (100%)

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

Phase 2 Trial Intended to Support an Accelerated Approval Marketing Application

We are recruiting patients in TIDAL, a global Phase 2 trial evaluating the efficacy, safety, and tolerability of ME-401 in patients with FL after failure of at least two prior systemic therapies including chemotherapy and anti-CD20 antibody. This study is intended to support an FDA accelerated approval New Drug Application. The study is evaluating ME-401 administered once daily at 60 mg for two 28-day cycles and then on an intermittent schedule of once daily dosing for the first seven days of each subsequent 28-day cycle (i.e. IS). Approximately 120 patients will be enrolled and treated with the IS regimen; the primary efficacy endpoint will be the rate of objective responses to therapy and other endpoints will include duration of response and tolerability of ME-401.

Impact of COVID-19 on the Phase 2 TIDAL Study

While the extent to which the COVID-19 pandemic will impact the completion of the TIDAL study is subject to future developments, which are highly uncertain and cannot be predicted with confidence, currently the integrity of the study remains intact and patient enrollment continues, although at a reduced rate. At this time, TIDAL enrollment is projected to be completed in late 2020, a projected delay of approximately one quarter. We will continue efforts to be proactive in managing the impact from the pandemic, including various actions to communicate with sites and investigators, and making accommodations to patients consistent with FDA guidance and guidance from other regulatory authorities, as we may deem appropriate.

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

Clinical Program

We are evaluating patients with hematological malignancies in a Phase 1b clinical trial evaluating the dose and schedule of voruciclib. The trial is initially intended to evaluate the dose and schedule of voruciclib as a monotherapy in patients with relapsed and/or refractory B-cell malignancies or AML after failure of prior standard therapies to determine the safety, preliminary efficacy and maximum tolerated dose. Once initial safe dose levels and schedules have been established, we plan in parallel, subject to FDA agreement, to evaluate the dose and schedule of voruciclib in combination with a BCL2 inhibitor such as venetoclax to assess synergies and the opportunity for combination treatments, initially in patients with AML and subsequently across multiple indications.

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

ME-344: Mitochondrial Inhibitor with Combinatorial Potential

ME-344 is our novel and tumor selective, isoflavone-derived mitochondrial inhibitor drug candidate. It directly targets the OXPHOS complex 1, a pathway involved in ATP production in the mitochondria. ME-344 was studied in an investigator-initiated, multi-center, randomized clinical trial in combination with the vascular endothelial growth factor (“VEGF”) inhibitor bevacizumab (marketed as Avastin ®) in a total of 42 patients with HER2 negative breast cancer.

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

Pracinostat: HDAC Inhibitor Candidate in a Phase 3 Global Registration Clinical Trial

Pracinostat is an oral HDAC inhibitor being evaluated in a pivotal Phase 3 global registration clinical trial for the treatment of adults with newly diagnosed AML who are unfit to receive intensive chemotherapy. Pracinostat is also being evaluated in a Phase 2 trial in patients with high or very high-risk myelodysplastic syndrome (“MDS”) who are previously untreated with hypomethylating agents (the “POC” study). In August 2016, we entered into an exclusive worldwide license, development, manufacturing and commercialization agreement with Helsinn Healthcare SA, a Swiss pharmaceutical corporation (“Helsinn”) for pracinostat in AML, MDS and other potential indications (the “Helsinn License Agreement”). Under the agreement, Helsinn is primarily responsible for funding global development and commercialization costs for pracinostat. We are responsible for conducting the POC study, the cost of which is being shared equally with Helsinn.

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

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

We had a loss from operations of $12.4 million for the three months ended March 31, 2020 compared to a loss from operations of $12.6 million for the three months ended March 31, 2019.

Revenue: The following is a summary of our revenue to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Three Months Ended March 31,
	2020	2019
KKC Japan License Agreement	$812	$631
Helsinn License Agreement	432	618

	$1,244	$1,249

Timing of Revenue Recognition:
Services performed over time	1,244	1,249

	$1,244	$1,249

We recognized revenue of $1.2 million for the three months ended March 31, 2020 compared to $1.2 million for the three months ended March 31, 2019. Revenue related to the license agreement with KKC was $0.8 million for the three months ended March 31, 2020 compared to $0.6 million for the three months ended March 31, 2019. Revenue also includes recognition of amounts allocated to performance obligations in accordance with the Helsinn License Agreement. Revenue related the Helsinn License Agreement was $0.4 million for the three months ended March 31, 2020 compared to $0.6 million for the three months ended March 31, 2019.

Cost of Revenue: We recognized cost of revenue of $0.9 million for the three months ended March 31, 2020 compared to $1.2 million for the three months ended March 31, 2019. The cost of revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses associated with pracinostat. Costs of revenue relate to expenses for pracinostat incurred in connection with our development activities in accordance with the Helsinn License Agreement, including both Helsinn’s share and our share of costs related to the POC study, which we are responsible for conducting.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Three Months Ended March 31,
Research and development expenses	2020	2019
ME-401	$4,572	$5,475
Voruciclib	524	570
ME-344	18	132
Other	3,849	2,894

Total research and development expenses	$8,963	$9,071

Research and development expenses consist primarily of clinical trial costs (including payments to clinical research organizations), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $9.0 million for the three months ended March 31, 2020 compared to $9.1 million for the three months ended March 31, 2019. Costs related to ME-401 were lower for the three months ended March 31, 2020 due to $1.2 million of decreased drug manufacturing costs offset by $0.4 million of increased clinical trial costs as a result of the TIDAL study. Costs related to voruciclib decreased due primarily to reduced clinical trial and drug manufacturing costs. Other research and development costs increased for the three months ended March 31, 2020 due primarily to increased headcount to support our clinical activities, as well as increased legal fees.

General and Administrative: General and administrative expenses increased by $0.3 million to $3.9 million for the three months ended March 31, 2020 compared to $3.6 million for the three months ended March 31, 2019. The increase is primarily due to increased headcount to support our activities.

Other income or expense: We recorded a non-cash gain of $7.7 million during the three months ended March 31, 2020, compared to a non-cash expense of $5.2 million during the three months ended March 31, 2019, due to a change in the fair value of our warrant liability. The change in the warrant liability fair value is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $0.4 million for the three months ended March 31, 2020 compared to $0.5 million for the three months ended March 31, 2019.

Comparison of Nine Months Ended March 31, 2020 and 2019

We had a loss from operations of $37.2 million for the nine months ended March 31, 2020 compared to a loss from operations of $34.5 million for the nine months ended March 31, 2019.

Revenue: The following is a summary of our revenue to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Nine Months Ended March 31,
	2020	2019
KKC Japan License Agreement	$2,282	$1,992
Helsinn License Agreement	1,127	1,793

	$3,409	$3,785

Timing of Revenue Recognition:
License transferred at a point in time	$—	$879
Services performed over time	3,409	2,906

	$3,409	$3,785

We recognized revenue of $3.4 million for the nine months ended March 31, 2020 compared to $3.8 million for the nine months ended March 31, 2019. Revenue decreased primarily due to our Helsinn License Agreement. Revenue related to the license agreement with KKC was $2.3 million for the nine months ended March 31, 2020 compared to $2.0 million for the nine months ended March 31, 2019. During the nine months ended March 31, 2019, revenue related to the KKC license agreement included $0.9 million from the transfer of the license. Revenue also includes recognition of amounts allocated to performance obligations in accordance with the Helsinn License Agreement. Revenue related the Helsinn License Agreement was $1.1 million for the nine months ended March 31, 2020 compared to $1.8 million for the nine months ended March 31, 2019. The decrease is due to decreased costs related to the POC study.

Cost of Revenue: We recognized cost of revenue of $2.2 million for the nine months ended March 31, 2020 compared to $3.2 million for the nine months ended March 31, 2019. The cost of revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses associated with pracinostat. Costs of revenue relate to expenses for pracinostat incurred in connection with our development activities in accordance with the Helsinn License Agreement, including both Helsinn’s share and our share of costs related to the POC study, which we are responsible for conducting.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Nine Months Ended March 31,
Research and development expenses	2020	2019
ME-401	$13,741	$13,304
Voruciclib	1,524	2,649
ME-344	27	436
Other	10,914	7,879

Total research and development expenses	$26,206	$24,268

Research and development expenses consist primarily of clinical trial costs (including payments to clinical research organizations), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $26.2 million for the nine months ended March 31, 2020 compared to $24.3 million for the nine months ended March 31, 2019. Costs related to ME-401 were higher for the nine months ended March 31, 2020 due primarily to $4.7 million of increased clinical trial costs as a result of the TIDAL study offset by a $4.0 million decrease in drug manufacturing costs. Costs related to voruciclib decreased due primarily to reduced clinical trials and drug manufacturing costs. Costs related to ME-344 decreased due to completion of the investigator-initiated clinical trial. Other research and development costs increased for the nine months ended March 31, 2020 due primarily to increased headcount to support our clinical activities, as well as to increased legal and consulting fees.

General and Administrative: General and administrative expenses increased by $1.3 million to $12.2 million for the nine months ended March 31, 2020 compared to $10.9 million for the nine months ended March 31, 2019. The increase is primarily due to increased headcount to support our activities.

Other income or expense: We recorded a non-cash gain of $8.6 million during the nine months ended March 31, 2020, compared to a non-cash gain of $13.3 million during the nine months ended March 31, 2019, due to a change in the fair value of our warrant liability. The change in the warrant liability fair value is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $1.1 million for the nine months ended March 31, 2020 compared to $1.4 million for the nine months ended March 31, 2019. The decrease was due to lower yields during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019.

Liquidity and Capital Resources

We have accumulated losses of $258.8 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2020, we had $92.8 million in cash and cash equivalents and short-term investments (giving effect to the KKC Commercialization Agreement, our cash and cash equivalents and short-term investments would have been $192.8 million), which we believe will be sufficient to fund our operations for at least the next 12 months from the issuance of these financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. To date, we have obtained cash and funded our operations primarily through equity financings and license payments. In order to continue the development of our drug candidates, we expect to pursue one or more capital transactions, whether through the sale of equity securities, debt financing, license agreements or entry into strategic partnerships.

Sources and Uses of Our Cash

Net cash used in operating activities for the nine months ended March 31, 2020 was $34.9 million. This compares to $21.4 million used in operating activities for the nine months ended March 31, 2019, which reflected $31.4 million used in operating activities offset by an $10.0 million upfront payment from KKC. The increase in cash used in operating activities reflects increased costs in our clinical development programs, including costs related to the ME-401 TIDAL study.

Net cash used in investing activities for the nine months ended March 31, 2020 was $21.2 million compared to net cash provided by investing activities of $14.4 million in the nine months ended March 31, 2019. Cash used in investing activities represents purchases of investments in short-term U.S. government securities in excess of maturities. Cash provided by investing activities represents maturities of investments in short-term U.S. government securities in excess of purchases.

Net cash provided by financing activities for the nine months ended March 31, 2020 was $53.9 million compared to $1.1 million for the nine months ended March 31, 2019. Net cash provided during the nine months ended March 31, 2020 represents $48.6 million net proceeds raised through the issuance of common stock in our December 2019 underwritten registered offering, the collection of $5.3 million of amounts receivable as of June 30, 2019 from the issuance of common stock and exercise of stock options during the year ended June 30, 2019, as well as $0.2 million of proceeds received from the issuance of common stock and exercise of stock options during the nine months ended March 31, 2020.

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

We have leased approximately 20,800 square feet of office space, located at 3611 Valley Centre Drive, San Diego, California. The location houses our executive and administrative offices. The lease commenced in July 2017 and expires in May 2020. The monthly rental rate is approximately $68,000 per month over the remaining term of the lease, plus a pro rata share of certain building expenses. The remaining contractual obligations are approximately $0.1 million.

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

Presage License Agreement

In September 2017, we entered into the Presage License Agreement. Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage $2.9 million. With respect to the first indication, an incremental $2.0 million payment, due upon dosing the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees. As of March 31, 2020, we have not accrued any amounts for potential future payments.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $74.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus 166,527 shares of our common stock having a value of $500,000 was paid in August 2017 upon the first dosing of a patient in a Phase 3 clinical trial. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of March 31, 2020, we have not accrued any amounts for potential future payments.

CyDex License Agreement

We are party to a license agreement with CyDex. Under the license agreement, CyDex granted to us an exclusive, nontransferable license to intellectual property rights relating to Captisol® for use with our two isoflavone-based drug compounds (currently ME-344). We agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of our approved drugs utilizing Captisol. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. We may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of March 31, 2020, we have not accrued any amounts for potential future payments.

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

Recent Accounting Pronouncements

See Note 1 to the Financial Statements included in Item 1 of this Quarterly Report.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market interest rates relates primarily to the investment of cash balances and short-term investments.We have cash reserves held in U.S. dollars and we place funds on deposit with financial institutions, which are readily available. Our short-term investments consist solely of U.S. government securities with a maturity of three to twelve months.

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

The outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

In December 2019, the novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread to multiple global regions. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the COVID-19 outbreak, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. Our clinical development program timelines may be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business.

As a result of the COVID-19 outbreak, or similar pandemics, and related “shelter in place” orders and other public health guidance measures, we have and may in the future experience disruptions that could materially and adversely impact our clinical trials, business, financial condition and results of operations. Potential disruptions include but are not limited to:

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;

•	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or being forced to quarantine;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

•

delays or disruptions in preclinical experiments and investigational new drug application-enabling studies due to restrictions of on-site staff and unforeseen circumstances at contract research organizations and vendors;

•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•	limitations on our ability to recruit and hire key personnel due to our inability to meet with candidates because of travel restrictions and “shelter in place” orders;

•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

•	interruption or delays to our sourced discovery and clinical activities.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit Index

Exhibits

3.1	Third Amended and Restated Bylaws of MEI Pharma, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2020

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEI Pharma, Inc.

/s/ Daniel P. Gold
Daniel P. Gold
President and Chief Executive Officer

Date: May 7, 2020