Form 10-K
period 2020-06-30
MEI Pharma, Inc.
filed 2020-09-09
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

11455 El Camino Real, San Diego, CA 92130

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $261.5 million as of December 31, 2019, based on the closing price of the registrant’s Common Stock as reported on the NASDAQ Capital Market on such date. For purposes of this calculation, shares of the registrant’s common stock held by directors and executive officers have been excluded. This number is provided only for purposes of this Annual Report on Form 10-K and does not represent an admission that any particular person or entity is an affiliate of the registrant.

As of September 3, 2020, there were 112,522,001 shares of the registrant’s common stock, par value $0.00000002 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held in December 2020, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended June 30, 2020.

MEI PHARMA, INC.

Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements, which involve a number of risks and uncertainties. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “predict,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. Discussions containing these forward-looking statements may be found, among other places, in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Annual Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Annual Report was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, those discussed in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. Other sections of this report and our other filings with the SEC may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. There is substantial uncertainty regarding the impact of the COVID-19 outbreak (as defined below) on our business, industry, global economic conditions and government policy. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to update publicly or revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Annual Report or documents incorporated by reference herein that include forward-looking statements.

Unless the context requires otherwise, references in this Annual Report to “MEI Pharma,” “we,” “us” and “our” refer to MEI Pharma, Inc.

MEI Pharma, Inc. and our corporate logo are registered service marks of MEI Pharma. Any other brand names or trademarks appearing in this Annual Report are the property of their respective holders.

PART I

Item 1. Business

Overview

We are a late-stage pharmaceutical company focused on leveraging our extensive development and oncology expertise to identify and advance new therapies intended to meaningfully improve the treatment of cancer. Our portfolio of drug candidates contains four clinical-stage assets, including zandelisib (formerly known as (“f/k/a”) ME-401), currently in an ongoing Phase 2 clinical trial that, subject to the results upon completion of the trial, we intend to submit to the U.S. Food and Drug Administration (“FDA”) to support accelerated approval of a marketing application. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP.”

Our approach to building our pipeline is to license promising cancer agents and build value in programs through development, commercialization and strategic partnerships, as appropriate.

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”) and the risks to the international community. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. As a result of the ongoing and rapidly evolving COVID-19 pandemic, various public health orders and guidance measures have been implemented across much of the United States, and across the globe, including in the locations of our office, clinical trial sites, key vendors and partners. While we continue to enroll and dose patients in our clinical trials, our clinical development program timelines have been negatively affected by COVID-19. The extent to which the ongoing pandemic continues to impact our business, including our preclinical studies, chemistry, manufacturing and controls (“CMC”) studies and clinical trials, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to minimize its economic impact.

In light of the COVID-19 outbreak, the FDA issued a number of new guidance documents. Specifically, as a result of the potential effect of the COVID-19 outbreak on many clinical trial programs in the US and globally, the FDA issued guidance concerning potential impacts on clinical trial programs, changes that may be necessary to such programs if they proceed, considerations regarding trial suspensions and discontinuations, the potential need to consult with or make submissions to relevant ethics committees, Institutional Review Boards (“IRBs”), and the FDA, the use of alternative drug delivery methods, and considerations with respect the outbreak’s impacts on endpoints, data collection, study procedures, and analysis. In addition, the European Medicines Agency (“EMA”) as well as various country regulatory authorities have issued similar guidance. We have adapted the FDA and EMA guidance for study procedures, data collection, and oversight resulting from the pandemic.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. Regulatory guidance has indicated that public companies are ineligible to participate in certain of the loan programs provided by the CARES Act. We continue to examine the impact that the CARES Act may have on our business. Currently, we do not expect that the CARES Act will have a material impact on our financial condition, results of operations, or liquidity.

Clinical Development Programs

Our approach to building our pipeline is to license promising cancer agents and build value in programs through development, commercialization and strategic partnerships, as appropriate. Our existing drug candidate pipeline includes:

•	Zandelisib (f/k/a ME-401), an oral phosphatidylinositol 3-kinase (“PI3K”) delta inhibitor;

•	Voruciclib, an oral cyclin-dependent kinase (“CDK”) inhibitor;

•	ME-344, a mitochondrial inhibitor targeting the oxidative phosphorylation (“OXPHOS”) complex; and

•	Pracinostat, an oral histone deacetylase (“HDAC”) inhibitor.

1.	Phase 2 study intended to support an accelerated approval marketing application with FDA.
2.	Study arm initiated under clinical collaboration with BeiGene, Ltd.
3.	Initiation of clinical studies is subject to opening of a new Investigational New Drug application with FDA.
4.	Investigator-initiated trial; completed.

Zandelisib (f/k/a ME-401): PI3Kd Inhibitor in a Phase 2 Trial Intended to Support an Accelerated Approval in Relapsed or Refractory Follicular Lymphoma

Zandelisib is an oral, once-daily, selective PI3Kd inhibitor in clinical development for the treatment of B-cell malignancies. In April 2020, we entered a global license, development and commercialization agreement to further develop and commercialize zandelisib with Kyowa Kirin Co., Ltd. (“KKC”). MEI and KKC will co-develop and co-promote zandelisib in the U.S., with MEI recording all revenue from U.S. sales. KKC has exclusive commercialization rights outside of the U.S. We are conducting multiple ongoing studies evaluating zandelisib including TIDAL (Trials of PI3K DeltA in Non-Hodgkin’s Lymphoma), a Phase 2 clinical trial evaluating zandelisib as a monotherapy for the treatment of adults with relapsed or refractory (“r/r”) follicular lymphoma (“FL”) after failure of at least two prior systemic therapies including chemotherapy and an anti-CD20 antibody. Subject to the results, upon completion of TIDAL, we are planning a submission with the FDA to support an accelerated approval of a marketing application under 21 CFR Part 314.500, Subpart H. We are also conducting a multi-arm, open-label, Phase 1b dose escalation and expansion trial evaluating zandelisib as a monotherapy and in combination with other therapies in patients with relapsed or refractory B-cell malignancies. Other initiated studies include a Phase 1 study, conducted by KKC, evaluating zandelisib as a monotherapy in patients in Japan with indolent B-cell malignancy, pursuant to a 2018 license, development and commercialization agreement with respect to development and commercialization in Japan that was superseded by the April 2020 global agreement.

While PI3Kd inhibitors as a group are a clinically validated class for the treatment of B-cell malignancies, the FDA approved orally administered products, idelalisib (marketed as Zydelig®) and duvelisib (marketed as COPIKTRA®), and the intravenously administered PI3Kd/α inhibitor copanlisib (marketed as Aliqopa®), are challenged by dose-limiting toxicities. We believe this provides an opportunity for the development of a next-generation candidate with pharmaceutical properties that may better maximize the therapeutic potential of PI3Kd inhibition by limiting toxicities, which hinder clinical utility.

The molecular structure and pharmacodynamic characteristics of zandelisib are distinct from the FDA approved PI3Kd inhibitors. Zandelisib is characterized by prolonged target binding, preferential cellular accumulation, high volume of distribution throughout the body tissues, and an approximately 28-hour half-life suitable for once daily oral administration. These properties of zandelisib allow exploration of flexible dosing regimens such as an intermittent dosing schedule, which has demonstrated the potential to maintain clinical benefit while minimizing immune-related toxicities common to other PI3Kd agents, either as a monotherapy or in combination with other therapies.

KKC License, Development and Commercialization Agreement

In April 2020, we entered a License, Development and Commercialization Agreement with KKC (the “KKC Commercialization Agreement”). We granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S., and an exclusive (subject to certain retained rights to perform obligations under the agreement), sublicensable, payment-bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the United States (the “Ex-U.S”). KKC grants to us a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize zandelisib for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-U.S. under the KKC Commercialization Agreement. The KKC Commercialization Agreement substantially retains and consolidates the terms of the 2018 license agreement with KKC to develop and commercialize zandelisib in Japan.

KKC will be responsible for the development and commercialization of zandelisib in the Ex-U.S. and, subject to certain exceptions, will be solely responsible for all costs related thereto. We and KKC will co-develop and co-promote zandelisib in the U.S., with us recording all revenue from U.S. sales. We and KKC will share U.S. profits and costs (including development costs) on a 50-50 basis. We will also provide to KKC certain drug supplies necessary for the development and commercialization of zandelisib in the Ex-U.S. pursuant to supply agreements to be entered into on customary terms, with the understanding that KKC will assume responsibility for manufacturing for the Ex-U.S. as soon as practicable.

Under the terms of the KKC Commercialization Agreement, KKC paid us an initial payment of $100 million in May 2020. Of the $100 million paid by KKC, $20.4 million was remitted to the Japanese taxing authorities as a result of the U.S. Internal Revenue Service being closed due to the COVID pandemic, and therefore being unable to provide necessary documentation to support an exemption from the required foreign withholding. We expect to receive the amount paid to the Japanese taxing authorities in fiscal year 2021. We may also earn up to approximately $582.5 million in potential development, regulatory and commercialization milestone payments, plus royalties on net sales of zandelisib in the Ex-U.S., which are tiered beginning in the teens.

Zandelisib Scientific Overview: at the Crossroads of B-cell Signaling Pathways

The PI3K/AKT/mTOR pathway is an important signaling pathway for many cellular functions such as cell survival, cell cycle progression and cellular growth. PI3Ks are a family of enzymes within this pathway that have been shown to play a critical role in the proliferation and survival of certain cancer cells.

There are several isoforms of PI3K that are expressed in different types of cells. The PI3Kd isoform is at the crossroads of B-cell receptor signaling pathways that are major drivers of survival and proliferation of many B-cell malignancies. Because the d isoform is often overexpressed in cancer cells of the B-lymphocyte lineage, such as B-cell leukemias and lymphomas, it is understood to be important for survival of these cells. Zandelisib displays high selectivity for the PI3K delta isoform and functions to inhibit its activity.

Clinical Program

We are conducting multiple ongoing studies evaluating zandelisib including TIDAL, a global Phase 2 trial evaluating patients with relapsed or refractory follicular lymphoma intended to support an accelerated approval of a marketing application with the FDA, and a multi-arm, open-label, Phase 1b dose escalation and expansion trial as a monotherapy and in combination with other therapies in patients with FL and other B-cell malignancies. Additionally, in 2019, KKC initiated a Phase 1 study evaluating zandelisib as a monotherapy in patients in Japan with indolent B-cell malignancy.

Phase 1b Multi-arm Trial

In May 2020, we reported updated data from the ongoing Phase 1b clinical trial evaluating zandelisib as a monotherapy and in combination with rituximab in patients with relapsed or refractory B-cell malignancies as featured in a poster discussion at the American Society of Clinical Oncology 2020 Virtual Scientific Program.

Data were reported from a total of 57 patients treated with zandelisib, including 36 patients with r/r FL, 10 patients with r/r chronic lymphocytic leukemia (“CLL”), and 11 patients with other B-cell malignancies. Zandelisib was administered once daily at 60 mg for two 28-day cycles and then on an intermittent schedule (“IS”) of once daily dosing for the first seven days of each subsequent 28-day cycle. A previous cohort of 39 patients in the trial was treated with zandelisib at 60 to 180 mg administered continuously once daily (“CS”) or were switched to the IS in later cycles.

The overall response rate in the 36 patients with r/r FL was 83%, with 22% achieving a complete response. The overall response rate was 76% in 17 patients administered zandelisib as a monotherapy and 89% in 19 patients administered zandelisib in combination with rituximab. The overall response rate in nine evaluable patients with CLL was 89%.

Overall Response Rates (“ORR”)

Diagnosis	Evaluable Subjects N	ORR N (%)
FL	36	30 (83%)
By treatment group
zandelisib monotherapy	17	13 (76%)
zandelisib + rituximab	19	17 (89%)
By prior lines of therapy
1 prior	16	13 (81%)
≥ 2 prior	20	17 (85%)
CLL SLL
By treatment group	9	8 (89%)
zandelisib monotherapy	3	3 (100%)
zandelisib + rituximab	6	5 (83%)

Median duration of response in patients with FL has not yet been reached and median follow-up was 13.2 months (range: 3.0-27.6). Responses appeared durable across patient subsets analyzed (prior lines of therapy (1 vs ≥ 2), treatment group (i.e. monotherapy or in combination with rituximab) or tumor bulk (< 5 cm vs ≥5 cm)).

Duration of Response: Follicular Lymphoma Patients (N=30)

Zandelisib was generally well-tolerated. The rate of drug related grade 3 Adverse Events of Special Interest (“AESI”) was: diarrhea 3.5% (2/57); colitis 3.5% (2/57); rash 1.8% (1/57); alanine aminotransferase (“ALT”)/ aspartate aminotransferase (”AST”) elevation 1.8% (1/57); non-infectious pneumonitis 1.8% (1/57). No grade ≥3 AESI was reported after Cycle 3, when patients are treated with the IS, and the discontinuation rate due to adverse events was 7% (4/57). There were no isolated grade 3 elevations in ALT and AST: such elevations were transient and in each case were associated with grade 3 diarrhea or rash.

The Phase 1b trial is additionally evaluating zandelisib (60 mg) in combination with zanubrutinib (marketed as Brukinsa®), an inhibitor of Bruton’s tyrosine kinase (“BTK”) developed by BeiGene, Ltd. (“BeiGene”). Pursuant to a collaboration initiated with BeiGene in October 2018, we began evaluating the safety and efficacy of zandelisib in combination with zanubrutinib for the treatment of patients with various relapsed or refractory B-cell malignancies. The cost of the combination trial is being equally shared. Each company is supplying its own investigational agent. We retain all commercial rights to zandelisib (subject to the KKC Commercialization Agreement) and BeiGene retains all commercial rights to zanubrutinib.

Phase 2 Trial Intended to Support an Accelerated Approval Marketing Application

We are recruiting patients in TIDAL, a global Phase 2 trial evaluating the efficacy, safety, and tolerability of zandelisib in patients with FL after failure of at least two prior systemic therapies including chemotherapy and anti-CD20 antibody. This study is intended to support an FDA accelerated approval New Drug Application (“NDA”). The study is evaluating zandelisib administered once daily at 60 mg for two 28-day cycles and then on an intermittent schedule of once daily dosing for the first seven days of each subsequent 28-day cycle (i.e. IS). Approximately 120 patients will be enrolled and treated with the IS regimen; the primary efficacy endpoint will be the rate of objective responses to therapy and other endpoints will include duration of response and tolerability of zandelisib.

Impact of COVID-19 on the Phase 2 TIDAL Study

While the extent to which the COVID-19 pandemic will impact the completion of the TIDAL study is subject to future developments, which are highly uncertain and cannot be predicted with confidence, currently the integrity of the study remains intact and patient enrollment continues, although at a reduced rate. At this time, TIDAL enrollment is projected to be completed in the first calendar quarter of 2021. We will continue efforts to be proactive in managing the impact from the pandemic, including various actions to communicate with sites and investigators, and making accommodations to patients consistent with FDA guidance and guidance from other regulatory authorities, as we may deem appropriate.

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

Additionally, a peer reviewed manuscript published in 2020 by Luedtke et al, concluded that the inhibition of CDK9 by voruciclib synergistically enhances cell death induced by the Bcl-2 selective inhibitor venetoclax in preclinical models of acute myeloid leukemia. (Sig Transduct Target Ther 5, 17 (2020). https://doi.org/10.1038/s41392-020-0112-3.

CDK9 is also a transcriptional regulator of MYC proto-oncogene protein (“MYC”), a transcription factor regulating cell proliferation and growth which contributes to many human cancers and is frequently associated with poor prognosis and unfavorable patient survival. Targeting MYC directly has historically been difficult, but CDK9 is a transcriptional regulator of MYC and is a promising approach to target this oncogene.

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

Voruciclib was previously evaluated in more than 70 patients with solid tumors in multiple Phase 1 studies with a tolerability profile consistent with other drugs in its class. In pre-clinical studies, voruciclib shows dose-dependent suppression of MCL1 at concentrations achievable with doses that appear to be generally well tolerated in earlier Phase 1 studies. Pre-clinical studies additionally show inhibition of MYC protein expression.

ME-344: Mitochondrial Inhibitor with Combinatorial Potential

ME-344 is our novel and tumor selective, isoflavone-derived mitochondrial inhibitor drug candidate. It directly targets the OXPHOS complex 1, a pathway involved in ATP production in the mitochondria. ME-344 was studied in an investigator-initiated, multi-center, randomized clinical trial in combination with the vascular endothelial growth factor (“VEGF”) inhibitor bevacizumab (marketed as Avastin ®) in a total of 42 patients with human epidermal growth factor receptor 2 (“HER2”) negative breast cancer.

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

The primary objective of the trial was to show proof of ME-344 biologic activity as measured by Ki67 reductions in the presence of the nuclear protein Ki67 (expression of which is strongly associated with tumor cell proliferation and growth) from days 0 to 28 compared to the control group who received bevacizumab alone. Secondary objectives included determining whether ME-344 biologic activity correlates with vascular normalization. The data demonstrate significant biologic activity in the ME-344 treatment group:

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

Pracinostat: HDAC Inhibitor Candidate in a Phase 2 Clinical Trial

Pracinostat is an oral HDAC inhibitor being evaluated in a Phase 2 trial in patients with high or very high-risk myelodysplastic syndrome (“MDS”) who are previously untreated with hypomethylating agents (the “POC study”).

In August 2016, we entered into an exclusive worldwide license, development, manufacturing and commercialization agreement with Helsinn Healthcare SA, a Swiss pharmaceutical corporation (“Helsinn”) for pracinostat (the “Helsinn License Agreement”) as a treatment for patients with MDS or AML. Under the agreement, Helsinn is primarily responsible for funding global development and commercialization costs for pracinostat. We are responsible for conducting the POC study, the cost of which is being shared equally with Helsinn. Any future development and commercialization costs after the completion of the Phase 2 trial will be the responsibility of Helsinn.

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

Pracinostat is an orally available, potent HDAC inhibitor that we believe has potentially improved physicochemical, pharmaceutical and pharmacokinetic properties when compared to other compounds of this class, including increased bioavailability and increased half-life.

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

A pre-planned interim analysis of the ongoing Phase 2 MDS trial demonstrated a 10% discontinuation rate among the first 20 evaluable patients treated, meeting the predefined threshold in the first 3 treatment cycles. The 10% rate is consistent with the discontinuation rate for azacitidine given as a monotherapy in earlier studies with pracinostat. Having met this threshold, the trial expanded open-label enrollment to a total of 60 patients in the study. An interim analysis presented at the 2018 ASH meeting demonstrated a discontinuation rate due to adverse events in the first three cycles of 4%, substantially lower than the rate of 26% reported in our prior Phase 2 trial.

The ongoing Phase 2 trial completed enrollment and patients have been followed for at least one year to evaluate safety and efficacy. The primary endpoints of the trial are 1) safety and tolerability and 2) overall response rate, defined as complete remission (“CR”), partial remission (“PR”) and marrow CR. Secondary endpoints include CR rate, overall hematologic improvement (“HI”) response rate, clinical benefit rate (defined as rate of CR + PR + HI + Marrow CR), rate of cytogenetic complete response/remission, duration of response, rate of leukemic transformation, event-free survival, progression-free survival and overall survival.

Data from the ongoing Phase 2 study (n=64) presented as part of the American Society of Clinical Oncology 2020 Virtual Scientific Program in June 2020 demonstrated an estimated median overall survival (“OS”) rate of 23.5 months with a one-year OS rate of 77%. The median follow-up was 17.6 months (range, 15.7–18.8) and the overall response rate (“ORR”) was 33% (21/64), all of which are complete responses (“CR”). The clinical benefit rate (CR, mCR plus hematologic improvement (“HI”), mCR with no HI, or HI with no mCR) was 77% (49/64). Twenty seven percent of patients (17/64) proceeded to a stem cell transplant while on study. Eleven percent of patients discontinued treatment because of adverse events. The most common grade ≥3 treatment emergent adverse events were hematologic, and included decreased neutrophil count (50%), anemia (39%), febrile neutropenia (34%), decreased platelet count (33%), thrombocytopenia (27%), and decreased white blood cell count (20%).

A Phase 3 study evaluating pracinostat in combination with azacitidine in patients with AML who are unfit to receive standard intensive chemotherapy was discontinued by Helsinn, the study sponsor, in July 2020 after an interim futility analysis undertaken by the study Independent Data Monitoring Committee demonstrated it was unlikely to meet the primary endpoint of overall survival compared to the control group. Following the discontinuation of the Phase 3 AML study, Helsinn communicated to us their plan to continue therapy and observation of the patients currently in the Phase 2 MDS study and that further development of pracinostat, including for the treatment of MDS, is under review.

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

Intellectual Property

We own, by assignment or exclusive license, worldwide rights to each of our current drug candidates. Our intellectual property portfolio includes approximately 37 issued U.S. patents, 293 issued foreign patents, 21 pending U.S. patent applications, and 115 pending foreign applications.

We have acquired, by assignment, worldwide rights to zandelisib and other related compounds from Pathway Therapeutics, Inc. The U.S. Patent and Trademark Office (“USPTO”) has issued five patents covering the composition of matter and pharmaceutical compositions of zandelisib which are projected to expire in January 2031 and December 2032, not including any patent term extension. There are currently seven U.S. and 53 foreign applications for zandelisib and related compounds pending.

We have acquired exclusive worldwide rights to develop, manufacture and commercialize voruciclib from Presage Biosciences, Inc. (“Presage”). The USPTO has issued three patents covering the composition of matter and pharmaceutical compositions of voruciclib which are projected to expire between April 29, 2024 and September 2028, not including any patent term extension. In total there are currently 13 allowed or issued U.S. patents, 70 allowed or issued foreign patents, 6 pending U.S. applications and 20 pending foreign applications for voruciclib and related compounds.

We have acquired, by assignment, patents and patent applications from Novogen, our former majority shareholder, which relate to a large family of isoflavonoid compounds, including ME-344. The USPTO has issued 11 patents covering ME-344, including its composition of matter, pharmaceutical compositions and methods of use to treat cancer. The composition of matter and pharmaceutical composition claims covering ME-344 are expected to expire in March 2027 and November 2031, not including patent term extension.

We have acquired, by assignment, patents and patent applications from S*Bio Pte Ltd (“S*Bio”) relating to a family of heterocyclic compounds, which include pracinostat, that inhibit histone deacetylases. The USPTO has issued eight patents covering a number of these heterocyclic-based compounds, including pracinostat, and their composition of matter, pharmaceutical compositions, and methods of use to treat proliferative diseases. The composition of matter claims covering pracinostat are projected to expire in May 2028, not including patent term extension. In the Helsinn License Agreement, we granted to Helsinn an exclusive (subject to certain retained rights to perform obligations under the agreement), sublicensable, payment-bearing, license under and to certain patents and know-how controlled by us to develop, manufacture and commercialize pracinostat and any pharmaceutical product containing pracinostat for all human and animal indications.

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

As most patent applications in the U.S. are maintained as confidential until published by the USPTO at 18 months from filing for all cases filed after November 29, 2000, or at issue, for cases filed prior to November 29, 2000, we cannot be certain that we or Presage were the first to make the inventions covered by the patents and applications referred to above. Additionally, publication of discoveries in the scientific or patent literature often lags behind the actual discoveries. Moreover, pursuant to the terms of the Uruguay Round Agreements Act, patents filed on or after June 8, 1995 have a term of twenty years from the date of such filing except for provisional applications, irrespective of the period of time it may take for such patent to ultimately issue. This may shorten the period of patent protection afforded to therapeutic uses of zandelisib, voruciclib, ME-344 or pracinostat as patent applications in the biopharmaceutical sector often take considerable time to issue. However, in some countries the patent term may be extended.

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

The pharmaceutical industry is highly competitive, and patents may have been applied for by, and issued to, other parties relating to products competitive with zandelisib, voruciclib, ME-344 or pracinostat. Use of these compounds and any other drug candidates may give rise to claims that they infringe the patents or proprietary rights of other parties, existing now and in the future. An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. We cannot be sure that any license required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we may encounter delays in product market introductions, or may find that the development, manufacture or sale of products requiring such licenses may be precluded.

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

The key aspects of our research and development program are to provide more complete characterization of the following:

•	the relevant molecular targets of action of our drug candidates;

•	the relative therapeutic benefits and indications for use of our drug candidates as a monotherapy or as part of combinational therapy with other agents; and

•	the most appropriate therapeutic indications and dosage forms for zandelisib, voruciclib, ME-344 and pracinostat.

Government Regulation

U.S. Regulatory Requirements

The FDA, and comparable regulatory agencies in other countries, regulate and impose substantial requirements upon the research, development, pre-clinical and clinical testing, labeling, manufacture, quality control, storage, approval, advertising, promotion, marketing, distribution, import, and export of pharmaceutical products including biologics, as well as significant reporting and record-keeping obligations. State governments may also impose obligations in these and other areas.

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

•

submission and approval of an Investigational New Drug (“IND”) application, including results of pre-clinical tests, manufacturing information, and protocols for clinical tests, which must become effective before clinical trials may begin in the U.S.;

•	obtaining approval of IRBs to administer the products to human subjects in clinical trials;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for the product’s intended use;

•	development of manufacturing processes which conform to FDA’s current Good Manufacturing Practices (“cGMP”), as confirmed by FDA inspection;

•	submission of results for pre-clinical, toxicology, and clinical studies, and chemistry, manufacture and control information on the product to the FDA in an NDA; and

•	FDA review and approval of an NDA, prior to any commercial sale or shipment of a product.

The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all.

The results of the pre-clinical studies, together with initial specified manufacturing information, the proposed clinical trial protocol, and information about the participating investigators are submitted to the FDA as part of an IND, which must become effective before we may begin human clinical trials in the U.S. Clinical trials must be conducted in accordance with federal regulations and Good Clinical Practice (“GCP”) requirements, and with investigational products that follow cGMP. GCPs include, among other requirements, the requirements related to monitoring, drug accountability, data integrity, and that all research subjects provide their informed consent in writing for their participation in any clinical trial. Additionally, an independent IRB must review and approve each study protocol and oversee conduct of the trial. An IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold. If the FDA imposes a clinical hold, the IND sponsor must resolve the FDA’s concerns before clinical trials can begin. Pre-clinical tests and studies can take several years to complete, and there is no guarantee that an IND we submit based on such tests and studies will become effective within any specific time period, if at all.

Sponsors must make certain reports and submissions to FDA and the IRB, including annual reports, and reports of investigator financial interests, serious adverse events and other significant safety information, study amendments, and new study protocols. Information about certain clinical trials, including a description of the study and study results, must also be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on the clinicaltrials.gov website. Sponsors of investigational products for serious diseases must also have a publicly available policy on requests for expanded access.

Investigational drugs and active ingredients imported into the United States are also subject to regulation by the FDA. Further, the export of investigational products outside of the United States is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FDCA.

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

•

Phase 3: When Phase 2 studies demonstrate that a specific dosage range of the drug may be effective and the drug has an acceptable safety profile for further investigation, controlled, large-scale therapeutic Phase 3 trials are undertaken at multiple study sites to demonstrate clinical efficacy and to further test for safety in an expanded patient population. Typically, two Phase 3 trials are required by the FDA for product approval. Under some limited circumstances, however, the FDA may approve an NDA based upon a single Phase 3 clinical study plus confirmatory evidence or a single large multicenter trial without confirmatory evidence.

Concurrent with clinical trials, companies usually complete additional non-clinical and toxicology studies and must also develop additional information about the CMC of the product candidate.

We cannot be certain that we will successfully complete clinical testing of our products within any specific time period, if at all. Furthermore, the FDA, the IRB or we may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable safety risk or noncompliance with applicable regulatory requirements.

Results of pre-clinical and toxicology studies, and clinical trials, as well as detailed information about the manufacturing process, quality control methods, and product composition, among other things, are submitted to the FDA as part of an NDA seeking approval to market and commercially distribute the product on the basis of a determination that the product is safe and effective for its intended use. Once the FDA receives an application, it has 60 days to review the NDA to determine if it is substantially complete to permit a substantive review, before it accepts the application for filing. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the goals agreed to by the FDA under the Prescription Drug User Fee Act, (“PDUFA”), the agency aims to review 90% of all applications for new molecular entities within ten months of the 60-day filing date. The PDUFA date is only a goal, thus, the FDA does not always meet its PDUFA dates. The PDUFA date may also be extended if the FDA requests or the sponsor provides substantial additional information regarding the submission.

The FDA may refer certain applications to an advisory committee, which is a panel of experts that make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured and may inspect the Sponsor, clinical study vendors, and clinical sites at which the product candidate was studied and will not approve the product unless cGMP and GCP compliance is satisfactory. If applicable regulatory criteria are not satisfied, the FDA may issue a complete response letter, (“CRL”), to the Sponsor requiring additional non-clinical or clinical studies or additional CMC information. If a CRL is issued, the applicant may either: resubmit the marketing application, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing.

Once FDA determines that the approval requirements are met, it will issue an approval letter that authorizes commercial marketing of the product with specific prescribing information for specific indications. As a condition of approval, the FDA also may require post-marketing commitments and requirements and/or surveillance to monitor the product’s safety or efficacy. The FDA also may require a risk evaluation and mitigation strategy, or REMS, as a condition of product approval or following approval to ensure that the benefits of the product candidate outweigh the risks. Moreover, even if the FDA approves a product, it may limit the approved indications or populations for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, including a black box warning, impose other conditions, such as post-approval studies, or may not approve label statements that are necessary for successful commercialization and marketing.

Even after an NDA is approved, the FDA may impose additional obligations or restrictions (such as labeling changes, or clinical post-marketing requirements), or even suspend or withdraw a product approval or require additional testing or label revisions on the basis of data that arise after the product reaches the market, or if compliance with regulatory standards is not maintained. We cannot be certain that any NDA we submit will be approved by the FDA for full or accelerated approval on a timely basis, if at all. Also, any such approval may limit the indicated uses for which the product may be marketed. Any refusal to approve, delay in approval, suspension or withdrawal of approval, or restrictions on indicated uses could have a material adverse impact on our business prospects.

Each NDA must be accompanied by a substantial user fee pursuant to the requirements of the PDUFA and its amendments. Fee waivers or reductions are available in certain circumstances. Following product approval, drug products are also subject to annual program fees. The FDA adjusts the PDUFA user fees on an annual basis. A written request can be submitted for a waiver for the application fee for the first human drug application that is filed by a small business, but there are no small business waivers for program fees. Product candidates that are designated as orphan products are not subject to application user fees unless the application includes an indication other than the orphan indication and may be exempt from program fees if certain criteria are met. We are not at the stage of development with our products where we are subject to these fees, but they are significant expenditures that may be incurred in the future and must be paid at the time of application submissions to the FDA.

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

Finally, if a product is intended to treat a serious condition and, if approved, would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of the condition, the product may be eligible for priority review meaning that FDA’s goal for the review of an NDA is shortened to six months (after a two month period during which FDA decides whether the application is ready for filing) rather than the standard review of ten months from application acceptance. Currently, we have fast track designation for one of our clinical programs (zandelisib for patients with relapsed or refractory follicular lymphoma who have received at least two prior systemic therapies). If we should seek additional designations for any of our programs, we cannot be assured that it will be granted by the FDA. There is also no guarantee that we will be able to maintain any designation that we have received or may receive.

Following FDA approval of an NDA, sponsors are required to list with the FDA each patent with claims that cover the applicant’s drug or a method of using the drug. These patents are published in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can be cited by potential competitors as a reference listed drug in support of a 505(b)(2) NDA or an Abbreviated New Drug Application, (“ANDA”). A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use as a previously approved product. ANDAs applicants generally must only scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug.

Generally, FDA may not approve an ANDA or 505(b)(2) NDA unless the reference listed drug’s Orange Book listed patents have expired and/or if the applicant certifies that it is not seeking approval for a patented method of use. FDA may approve these applications, however, if the 505(b)(2) NDA or ANDA sponsor certifies that the Orange Book listed patents for the reference listed drug are invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This later certification is called a paragraph IV certification. If the ANDA or 505(b)(2) NDA applicant has made a paragraph IV certification, following notice to the NDA and patent holders, the NDA and patent holders may then initiate a patent infringement lawsuit. If a lawsuit is brought, FDA may not make an approval effective until the earlier of 30 months from the patent or application owner’s receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent is favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court.

Recently, Congress, the U.S. federal government administration, and U.S. federal administrative agencies have taken certain measures to increase drug competition and thus decrease drug prices, including by facilitating 505(b)(2) NDAs and ANDAs, and by introducing additional products into the U.S. market. By example, in 2019 FDA introduced a proposed rule and draft guidance to facilitate drug importation. Congress also passed a bill requiring sponsors of NDA products to provide sufficient quantities of drug product on commercially reasonable ma based terms to entities developing generic and 505(b)(2) products. This bill also included provisions on shared and individual REMS for generic drug products.

Under the Drug Price Competition and Patent Term Restoration Act of 1984, a sponsor may obtain marketing exclusivity for a specified period of time following FDA approval of certain drug applications. By example, new drugs containing new chemical entities that have not been previously approved by the FDA may obtain five years of exclusivity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a paragraph IV certification. This exclusivity is not absolute. For instance, it will not delay the submission or approval of a full NDA; though, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

Following NDA approval, a patent owner may obtain an extension of a single unexpired patent that has not previously been extended for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding NDA plus the period of time between the filing of the NDA and FDA approval, with a five year maximum patent extension. The total patent life of the product with the extension cannot exceed fourteen years from the product’s approval date. The period of patent extension may also be reduced for any time that the applicant did not act with due diligence. We cannot be certain that we will be able to take advantage of either the patent term extension or marketing exclusivity provisions of these laws or that, if received, they will adequately protect any approved products from competition.

The Best Pharmaceuticals for Children Act (“BPCA”), signed into law on January 4, 2002, was reauthorized and amended by the FDA Amendments Act of 2007 (“FDAAA”). The reauthorization of BPCA adds an additional six months of marketing exclusivity and patent protection to unexpired exclusivities and unexpired patents listed with FDA for NDA applicants that conduct acceptable pediatric studies of new and currently marketed drug products for which pediatric information would be beneficial, as identified by the FDA in a Pediatric Written Request. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted.

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

Under the FDA Reauthorization Act of 2017, beginning in 2020, sponsors submitting applications for product candidates intended for the treatment of adult cancer which are directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of pediatric cancer must submit an agreed-to Pediatric Study Plan, with the application, reports from molecularly targeted pediatric cancer investigations designed to yield clinically meaningful pediatric study data, using appropriate formulations, to inform potential pediatric labeling. While orphan products are not exempt from this requirement, the FDA may grant full or partial waivers, or deferrals, for submission of data.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan drug designation if there is a product already approved by the FDA that is considered by the FDA to be the same as the already approved product and is intended for the same indication. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Orphan drug designation does, however, entitle a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and certain user-fee waivers. The tax advantages, however, were limited in the 2017 Tax Cuts and Jobs Act. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances. If there is already a product approved by FDA that is the same product for the same indication, the orphan designated product will only receive orphan drug exclusivity if the prior hypothesis of clinical superiority is demonstrated.

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

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or a decentralized procedure (“DCP”). Under the centralized procedure, a single application to the EMA leads to an approval granted by the European Commission which permits the marketing of the product throughout the EU. The centralized procedure is mandatory for certain classes of medicinal products, but optional for others. For example, all medicinal products developed by certain biotechnological means, and those developed for cancer and other specified diseases and disorders, must be authorized via the centralized procedure. The centralized procedure will apply to any of our products that are developed by means of a biotechnology process or are intended for treatment of cancer. The DCP is used for products that are not required to be authorized by the centralized procedure. Under the DCP (where there is no pre-existing marketing authorization granted by one member state) or mutual recognition procedure (“MRP”), an application for a marketing authorization is submitted to the competent authority of one member state of the EU (the reference member state). The holders of a national marketing authorization may submit further applications to the competent authorities of any or all the remaining member states (the concerned member states). The DCP enables applicants to submit an identical application to the competent authorities of all member states where approval is sought at the same time as the first application, while under the MRP, products are authorized initially in one member state, and other member states where approval is sought are then requested to recognize the original authorization based upon an assessment report prepared by the original authorizing competent authority. Under the decentralized and mutual recognition procedures, the reference member state assessment takes 210 days (MRP) or 120 days (DCP) and the concerned member states process should take no longer than 90 days. However, if one member state makes an objection, which under the legislation can only be based on a possible risk to human health, the application will be automatically referred to the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA. If a referral for arbitration is made, the procedure is suspended. However, member states that have already approved the application may, at the request of the applicant, authorize the product in question without waiting for the result of the arbitration. Such authorizations will be without prejudice to the outcome of the arbitration. For all other concerned member states, the opinion of the CHMP, which is binding, could support or reject the objection or alternatively could reach a compromise position acceptable to all EU countries concerned. The arbitration procedure may take an additional year before a final decision is reached and may require the delivery of additional data.

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

Employees

As of June 30, 2020, we had 51 employees, 14 of whom hold a Ph.D. or M.D. degree. Other personnel resources are used from time to time as consultants or third-party service organizations on an as-needed basis. All members of our senior management team have prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced personnel, but there can be no assurance that we will be able to attract and retain the individuals needed. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

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

You should consider our prospects in light of the risks and difficulties frequently encountered by clinical research stage and developmental companies. We have incurred net losses of $277.2 million from our inception through June 30, 2020, including a net loss of $23.1 million for the year ended June 30, 2020 (excluding $22.9 million of non-cash expense resulting from a change in fair value of our warrant liability), a net loss of $44.5 million for the year ended June 30, 2019 (excluding $27.6 million of non-cash income resulting from a change in the fair value of our warrant liability), and a net loss of $30.4 million for the year ended June 30, 2018 (excluding a $9.7 million non-cash expense resulting from a change in the fair value of our warrant liability). We anticipate that we will incur operating losses and negative operating cash flow for the foreseeable future. We have not yet commercialized any drug candidates and cannot be sure that we will ever be able to do so, or that we may ever become profitable.

The outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

In December 2019, the novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread to multiple global regions. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the COVID-19 outbreak, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. Although some of such orders have been lifted in certain geographic locations, other areas, including California, where our headquarters is located, have experienced an increase in the number of positive cases of COVID-19 and have re-implemented restrictive public health measures. These restrictions, as well as government restrictions on travel and a lack of public confidence in the safety of air travel and the use of public transportation have reduced and may continue to reduce the willingness of patients to participate in our clinical trials and the ability of regulatory officials to perform visits of our clinical trial locations. A “second wave” of the COVID-19 pandemic could lead to even further restrictions and reduced travel. As a result, our clinical development program timelines have been and may continue to be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business.

As a result of the COVID-19 outbreak, or similar pandemics, and related “shelter in place” orders and other public health guidance measures, we have and may in the future experience disruptions that could materially and adversely impact our clinical trials, business, financial condition and results of operations. Potential disruptions include but are not limited to:

•	delays or difficulties in enrolling patients in our clinical trials, including the potential need to suspend enrollment;

•	delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;

•

increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions, due to social distancing measures or state law requirements, or being forced to quarantine;

•

diversion of healthcare resources away from the conduct of clinical trials or the closure of clinical trial sites, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	the need to modify, suspend, or terminate clinical trials;

•

the need to implement alternative study procedures, including alternative methods for drug candidate delivery and administration, alternative study sites, remote study procedures, and alternative methods to obtain subject informed consent;

•	potential noncompliance or deviations from the protocol or regulatory requirements due to necessary safety or public health measures;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines and may limit our ability to interact with agency representatives;

•

delays or disruptions in preclinical experiments and investigational new drug application-enabling studies due to restrictions of on-site staff and unforeseen circumstances at contract research organizations and vendors;

•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations and other clinical study materials due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

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

The COVID-19 pandemic and the governmental response continues to rapidly evolve. In light of the COVID-19 outbreak, the FDA has issued a number of new guidance documents. Specifically, as a result of the potential effect of the COVID-19 outbreak on many clinical trial programs in the U.S. and globally, the U.S. FDA issued guidance concerning potential impacts on clinical trial programs, changes that may be necessary to such programs if they proceed, considerations regarding trial suspensions and discontinuations, the potential need to consult with or make submissions to relevant ethics committees, IRBs, and the FDA, the use of alternative drug delivery methods, and considerations with respect the outbreak’s impacts on endpoints, data collection, study procedures, and analysis. FDA also issued guidance on additional steps that are required to maintain GMPs during the pandemic. Additionally, in March 2020, the U.S. Congress passed the CARES Act, which includes a number of provisions that are applicable to the pharmaceutical industry.

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

If KKC, Helsinn or other parties with whom we collaborate on the development and commercialization of our drug candidates do not satisfy their obligations, do not otherwise pursue development or commercialization of our drug candidates or if they terminate their agreements with us, we may not be able to develop or commercialize our drug candidates.

In April 2020, we entered into an agreement with KKC to collaborate on the development, manufacturing, and commercialization of zandelisib globally. The agreement substantially retains and consolidates the terms of the 2018 agreement with KKC to develop and commercialize in Japan. In August 2016, we entered into an exclusive license, development and commercialization agreement with Helsinn to collaborate on the global development, manufacturing and commercialization of pracinostat. In July 2020, we announced the discontinuation of the Phase 3 study conducted by Helsinn with respect to the use of pracinostat for the treatment of AML, but patients currently remain enrolled in other pracinostat studies for MDS. We may enter into additional agreements to collaborate with other third parties on the development, manufacturing or commercialization of our drug candidates in the future. In connection with these agreements, we may grant certain rights regarding the use of our patents and technology. The counterparties may be responsible for development, manufacturing or commercialization of our drug candidates and the costs related thereto.

Our counterparties might not fulfill all of their obligations to us. In addition, the agreements with our counterparties provide the counterparties with substantial control of the development and commercialization of our drug candidates and discretion whether to devote resources to the full pursuit thereof. or otherwise fail to fully pursue the development and commercialization of our drug candidates Even without breaching their obligations to us, our counterparties may not devote adequate resources or otherwise pursue the development and commercialization of our drug candidates, whether as a result of their assessment of the likelihood of success of such efforts, for financial reasons or otherwise. In particular, we cannot predict the extent to which Helsinn will continue to pursue the ongoing Phase 2 study of pracinostat for the treatment of MDS. Our ability to receive revenue from our drug candidates may be dependent upon their efforts. If they fail to devote adequate resources or otherwise do not successfully develop, commercialize or manufacture our drug candidates, we may not receive the future milestone payments or royalties provided for in the agreement. In addition, under certain circumstances, including our failure to satisfy our obligations under the agreement, the counterparty may have the right to terminate the agreement.

We could also become involved in disputes with our counterparties, which could lead to delays in or termination of the agreement and time-consuming and expensive litigation or arbitration.

If our counterparties are unwilling or unable to fulfill their obligations or otherwise fail to fully pursue the development and commercialization of our drug candidates or if the agreement is terminated, we may lack sufficient resources to develop and commercialize our drug candidates on our own and may be unable to reach agreement with a suitable alternative collaborator. The failure to develop and commercialize our drug candidates would have a material adverse effect on our business, operating results, prospects and financial condition.

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

Pre-clinical studies and Phase 1 and Phase 2 clinical trials are an expensive and uncertain process that may take years to complete. Pre-clinical studies and Phase 1 and Phase 2 clinical trials are usually not primarily designed to test the efficacy of a drug candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the drug candidate’s side effects at various doses and schedules. Favorable results in early studies or trials may not be repeated in later studies or trials, including ongoing pre-clinical studies, large-scale Phase 3 clinical trials, or other studies intended as registration trials, and our drug candidates in later-stage trials may fail to show desired safety and efficacy despite having progressed through earlier-stage trials. Interim and top-line results, as well as any results from post-hoc data analyses, may also not be predictive of the final results of a clinical study and/or may not support product approval.

In July 2020, we announced the discontinuation of the Phase 3 study conducted by Helsinn with respect to the use of pracinostat for the treatment of AML because of the failure to meet the primary endpoint of the study, despite prior successful results in our earlier Phase 1 and Phase 2 clinical trials. The results of the Phase 3 pracinostat study for the treatment of AML may also impact the interpretation of the results from our pracinostat study for MDS. Moreover, comparisons of results across different studies should be viewed with caution as such comparisons are limited by a number of factors, including differences in study designs and populations. Such comparisons also will not provide a sufficient basis for any comparative claims following product approval. Unfavorable results from ongoing pre-clinical studies or clinical trials could result in delays, modifications or abandonment of ongoing or future clinical trials, or abandonment of a clinical program. Pre-clinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be delayed, repeated or terminated, or a clinical program to be abandoned.

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

Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. Regulatory approval of an NDA is not guaranteed. The number and types of pre-clinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to target and the regulations applicable to any particular drug candidate. Despite the time and expense exerted in pre-clinical and clinical studies, failure can occur at any stage, and we could encounter problems that delay our product candidate development or that cause us to abandon clinical trials or to repeat or perform additional pre-clinical studies and clinical trials. The FDA can delay, limit or deny approval of a drug candidate for many reasons, and product candidate development programs may be delayed or may not be successful for many reasons including but not limited to, the following:

•	the FDA or IRBs may not authorize us to commence, amend, or continue clinical studies;

•	we may be required to amend our clinical studies in such a way that it compromises the study data or makes the ongoing conduct of the study is impracticable;

•

there may be deviations from the clinical study protocol that may result in the need to drop patients from the study, increase the study enrollment size or duration, or that may compromise the reliability of the study and the resulting data;

•

we may not be able to enroll a sufficient number of qualified patients for clinical trials in a timely manner or at all, patients may drop out of our clinical trials or be lost to follow-up at a higher rate than we anticipate, patients may not follow the clinical trial procedures, or the number of patients required for clinical trials may be larger than we anticipate;

•	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

•	a drug candidate may not be deemed adequately safe or effective for an intended use;

•	the FDA may not find the data from pre-clinical studies and clinical trials sufficient;

•	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development;

•

to the extent that we are developing drug candidates for use in combination with other products, clinical trials may be more complex, resulting data may be more difficult to interpret, we may not be able to demonstrate that clinical trial results are attributable to our drug candidate, or developments with respect to the other product or standard of care may impact our ability to obtain product approval for our drug candidate or to successfully market our drug candidate;

•	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;

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

•

we may not be able to establish agreements with contractors or collaborators, including clinical trial sites and CROs, or they or we may fail to comply with applicable FDA, protocol, and other regulatory requirements, including those identified in other risk factors;

•	the FDA may not approve the manufacturing processes or facilities;

•

the FDA may change its approval policies or adopt new laws or regulations and our development program may not meet newly imposed requirements. By example, recently FDA issued guidance on the development of drug products for the treatment cancer, including a draft guidance specifically concerning AML and hematological malignancies;

•

the cost of clinical trials of our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a marketing application; or

•	the FDA may not accept an NDA or other submission due to, among other reasons, the content or formatting of the submission.

Our pre-clinical and clinical data, other information and procedures relating to a drug candidate may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory authority, or regulatory interpretation of these data and procedures may be unfavorable. Our efforts to take advantage of expedited regulatory pathways for serious or life-threatening illnesses, such as accelerated approval, to secure marketing authorization more quickly may not be successful. Securing accelerated approval requires demonstrating a meaningful therapeutic benefit over available existing treatments. Accelerated approvals are based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. If approved, FDA will require post-marketing studies to verify clinical benefit. Failure to conduct required post-approval studies, or confirm a clinical benefit, will allow the FDA to withdraw the drug from the market on an expedited basis. We plan to seek FDA marketing approval of zandelisib via the accelerated approval pathway, based on the results of our ongoing phase 2 clinical trial. FDA, however, may not agree that the accelerated approval pathway is appropriate, may disagree with our chosen surrogate endpoints, or may find that the accelerated approval criteria are not met. Should FDA disagree with our approach, we would be required to conduct additional clinical studies prior to submitting an NDA and prior to FDA granting marketing approval. Should we receive accelerated approval for zandelisib, the FDA-approved label will indicate that the clinical benefit of the product has not been established and that continued approval is contingent upon verification of a clinical benefit in confirmatory trials.

Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any drugs resulting from our drug candidates. As a result, we cannot predict when or whether regulatory approval will be obtained for any drug we develop. Additionally, other factors may serve to delay, limit or prevent the final approval by regulatory authorities of our drug candidates for commercial use, including, but not limited to:

•

Zandelisib, voruciclib, ME-344 and pracinostat are in various stages of development, and we or our licensees will need to conduct significant clinical testing and development work to demonstrate the quality, safety, and efficacy of these drug candidates before applications for marketing can be filed with the FDA, or with the regulatory authorities of other countries;

•	development and testing of product formulation, including identification of suitable excipients, or chemical additives intended to facilitate delivery of our drug candidates;

•	it may take us many years to complete the testing of our drug candidates, and failure can occur at any stage of this process; and

•	negative or inconclusive results, statistically or clinically insignificant results, or adverse medical events during a clinical trial could cause us to delay or terminate our development efforts.

Significant delays relating to any preclinical or clinical trials also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do. This may prevent us from receiving marketing approvals and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. If we experience delays in obtaining approval, if we fail to obtain approval of a product candidate or if the label for a product candidate does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, the commercial prospects for such product candidate may be harmed and our ability to generate revenues from that product candidate will be materially impaired. Accordingly, the successful development of any of our drug candidates is uncertain and, accordingly, we may never commercialize any of these drug candidates or generate significant revenue.

The FDA may determine that our drug candidates have undesirable side effects that could delay or prevent their regulatory approval or commercialization.

Undesirable side effects caused by our drug candidates could cause us, IRBs, and other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Undesirable side effects may also result in requirements for costly post-marketing testing and surveillance, or other requirements, including REMS, to monitor the safety or efficacy of the products. These could prevent us from commercializing and generating revenues from the sale of our drug candidates.

Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later be found to be caused by the study treatment. Moreover, incorrect or improper use of our drug candidates could cause unexpected side effects or adverse events. If any of our drug candidates is associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon development or limit development of that drug candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The therapeutic-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition, results of operations, and prospects.

If we experience delays or difficulties in the enrolment of patients in clinical trials, our completion of clinical trials and receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue conducting clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Competitors may also have ongoing clinical trials for drug candidates that are intended to treat the same indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates. Patient enrollment is affected by other factors including:

•	the size and nature of the patient population;

•	the severity of the disease under investigation;

•	the existence of current treatments for the indications for which we are conducting clinical trials;

•	the eligibility criteria for and design of the clinical trial in question, including factors such as frequency of required assessments, length of the study and ongoing monitoring requirements;

•	the perceived risks and benefits of the drug candidate, including the potential advantages or disadvantages of the drug candidate being studied in relation to other available therapies;

•	competition in recruiting and enrolling patients in clinical trials;

•	efforts to facilitate timely enrolment in clinical trials;

•	patient referral practices of physicians;

•	effectiveness of publicity created by clinical trial sites regarding the trial;

•	patients’ ability to comply with the specific instructions related to the trial protocol, proper documentation, and use of the drug candidate;

•	an inability to obtain or maintain patient informed consents;

•	the risk that enrolled patients will drop out before completion or not return for post-treatment follow-up;

•	the ability to monitor patients adequately during and after treatment;

•	the ability to compensate patients for their time and effort; and

•	the proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. In particular, there may be low or slow enrollment, and the studies may enroll subjects that do not meet the inclusion criteria, requiring the erroneously enrolled subjects to be excluded and the trial population to be increased. Moreover, patients in our clinical trials may be at risk for dropping out of our studies if they are not experiencing relief of their disease. A significant number of withdrawn patients would compromise the quality of our data.

Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, or the inability to complete development of our drug candidates, which would cause the value of our company to decline, limit our ability to obtain additional financing, and materially impair our ability to generate revenues.

Changes in drug candidate manufacturing or formulation may result in additional costs or delay.

As drug candidates are developed through preclinical studies to late-stage clinical trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, manufacturing sites, and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause our drug candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification, or FDA approval. Any of the foregoing could limit our future revenues and growth.

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

Disruptions at the FDA and other agencies, including as a result of the COVID-19 pandemic, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs or if agency operations are otherwise impacted, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business or prospects.

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

Any designation granted by the FDA for any of our product candidates may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval. We may also not be able to obtain or maintain any such designation.

We currently hold an FDA Fast Track Designation for zandelisib for the treatment of adult patients with relapsed or refractory follicular lymphoma who have received at least two prior systemic therapies. Previously, in August 2016, the FDA granted Breakthrough Therapy Designation to pracinostat for the treatment of AML. However, in July 2020, we announced the discontinuation of the Phase 3 clinical trial of pracinostat, conducted by Helsinn, for the treatment of AML. As described in the Government Regulation section of this Annual Report, there are a number of FDA programs that are intended to speed the development of drugs that are intended to treat serious diseases and conditions when there is an unmet need, including Fast Track and Break Through Therapy Designation. Receipt of such designations is within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for a designation, the FDA may disagree. If we receive any designation, the potential reduced timelines associated with designation may introduce significant chemistry, manufacturing and controls challenges for product development as manufacturing development may need to take place at a faster pace than would otherwise be required because the FDA will expect that properly qualified and manufactured product be available at the time of product approval. In any event, the receipt of a designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even after granting a Breakthrough Therapy Designation, the FDA may later decide that such product candidates no longer meet the conditions for qualification and rescind such designations.

Any orphan drug designations we receive may not confer marketing exclusivity or other benefits.

In the United States, under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition. Such diseases and conditions are those that affect fewer than 200,000 individuals in the United States, or if they affect more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug available in the United States for these types of diseases or conditions will be recovered from sales of the drug. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by that agency. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but it can lead to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. The EMA also has a program for orphan drugs.

There is no guarantee that a drug candidate will receive orphan drug designation. There is also no guarantee that we would be able to maintain any designations that we receive. For instance, orphan drug designation in the U.S. or EU may be revoked for a number of reasons. If a drug that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the drug is entitled to orphan drug marketing exclusivity for a period of seven years. Orphan drug marketing exclusivity generally prevents the FDA from approving another application, including a full NDA, to market the same drug or biological product for the same indication for seven years, except in limited circumstances, including if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. We may not be able to obtain future orphan drug designations that we may apply for or maintain any orphan drug designations that we may receive. A designated orphan drug also may not receive orphan drug marketing exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation or if it is deemed to be the same drug as a previously approved drug and cannot demonstrate clinical superiority. Similarly, in the EMA, orphan drugs can receive an exclusivity period of ten years, but can be reduced to six years if the drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. By example, we received FDA and EMA orphan drug designation for pracinostat for the treatment of AML. However, in July 2020, we announced the discontinuation of the Phase 3 clinical trial of pracinostat, conducted by Helsinn, for the treatment of AML.

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

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted bills by Congress and the states designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the United States government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid health care costs. For example, the United States government has passed legislation requiring pharmaceutical manufacturers to provide rebates and discounts to certain entities and governmental payors to participate in federal healthcare programs. Further, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, and the current administration has released a “Blueprint”, or plan, to reduce the cost of drugs. The current administration’s Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. The upcoming presidential and congressional elections may lead to changes in the composition of the presidential administration and Congress, resulting in additional policy changes. Individual states in the United States have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Our drug candidates are subject to ongoing government regulation both before and after regulatory approval.

Both before and after regulatory approval, our drug candidates are subject to strict and ongoing regulation. Compliance with such regulations may consume substantial financial and management resources and expose us and our collaborators to the potential for other adverse circumstances. For example, a regulatory authority can place restrictions on the sale or marketing of a drug in order to manage the risks identified during initial clinical trials or after the drug is on the market. A regulatory authority can condition the approval for a drug on costly post-marketing follow-up studies. Based on these studies, if a regulatory authority does not believe that the drug demonstrates a clinical benefit to patients or an acceptable safety profile, it could limit the indications for which a drug may be sold or revoke the drug’s marketing approval. In addition, identification of certain side effects either during clinical trials or after a drug is on the market may result in reformulation of a drug, additional pre-clinical and clinical trials, labeling changes, termination of ongoing clinical trials or withdrawal of approval. Any of these events could delay or prevent us from generating revenue from the commercialization of these drugs and cause us to incur significant additional costs.

Compliance with the applicable regulatory requirements may result in significant expenses and we and our third-party contractors and collaborators may be subject to unannounced FDA and other regulatory authority inspections. Any failure to comply with the applicable regulatory requirements or problems with our drug candidates may result in regulatory enforcement or other actions, including:

•	restrictions on manufacturing or distribution, or marketing of any approved products;

•	restrictions on the labeling, including restrictions on the indication or approved patient population, and required additional warnings, such as black box warnings, contraindications, and precautions;

•	modifications to promotional pieces or issuance of corrective information;

•	requirements to conduct post-marketing studies or other clinical trials;

•	clinical holds or termination of clinical trials;

•	requirements to establish or modify a REMS or a comparable foreign authority may require that we establish or modify a similar strategy;

•	changes to the way the product is administered;

•	liability for harm caused to patients or subjects;

•	reputational harm;

•	the product becoming less competitive;

•	warning, untitled, or cyber letters;

•	suspension of marketing or withdrawal of the products from the market;

•	regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the product;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recalls of products;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of our products;

•	product seizure or detention;

•

FDA debarment, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements; or

•	injunctions or the imposition of civil or criminal penalties, including imprisonment.

Non-compliance with any foreign jurisdictions’ requirements, including requirements regarding the protection of personal information, can also lead to significant penalties and sanctions.

Any of these events could prevent us from achieving or maintaining regulatory product approval and market acceptance of the particular drug candidate, if approved, or could substantially increase the costs and expenses of developing and commercializing such product, which in turn could delay or prevent us from generating significant revenues from its sale.

Other changes may also impact the approvability or marketability of our drug candidates, including changes in law, government regulation, or changes in medical practice or standard of care. If we are slow or unable to adapt to changes in existing requirements, standards of care, or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and be subject to regulatory enforcement action. Should any of the above actions take place, they could adversely affect our ability to achieve or sustain profitability.

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

In the course of our pre-clinical testing and clinical trials, we rely on third parties, including laboratories, investigators, clinical contract research organizations (“CROs”), manufacturers, and distributors to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our pre-clinical studies, which are required to be conducted consistent with regulations on Good Laboratory Practice. CROs and study sites are responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. Although we rely on these third parties to conduct our pre-clinical and clinical trials, we are responsible for ensuring that each of our trials is conducted in accordance with its investigational plan and protocol and that the integrity of the studies and resulting data is protected. While we have agreements governing the activities of such third parties, we have limited influence and control over their actual performance and activities. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as GCPs, for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not devote sufficient time or resources to our studies, may not comply with all regulatory and contractual requirements, or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. In addition, if such third parties fail to perform their obligations in compliance with our protocols or the applicable regulatory requirements, our trials may not meet regulatory requirements or may need to be repeated, we may not receive marketing approvals, or we or such third parties may face regulatory enforcement.

Agreements with third parties conducting or otherwise assisting with our clinical or preclinical studies might terminate for a variety of reasons, including a failure to perform by the third parties. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative providers or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, if we need to enter into alternative arrangements, it could delay our product development activities and adversely affect our business. Though we carefully manage our relationships with our third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects, and results of operations.

Accordingly, as a result of our dependence on third parties, we may face delays, failures or cost increases outside of our direct control. These risks also apply to the development activities of collaborators, and we do not control their research and development, clinical trial or regulatory activities.

In addition, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest.

We also cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our trials complies with the applicable regulatory requirements. In addition, our clinical trials must be conducted with drug candidates that were produced under cGMP conditions. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.

We will depend on third party suppliers and contract manufacturers for the manufacturing of our drug candidates and have no direct control over the cost of manufacturing our drug candidates. Increases in the cost of manufacturing our drug candidates would increase our costs of conducting clinical trials and could adversely affect our future profitability.

We do not intend to manufacture our drug candidates ourselves, and we will rely on third parties for our drug supplies both for clinical trials and for commercial quantities in the future. We have taken the strategic decision not to manufacture active pharmaceutical ingredients (“API”) for our drug candidates, as these can be more economically supplied by third parties with particular expertise in this area. We have identified contract facilities that are registered with the FDA, have a track record of large- scale API manufacture, and have already invested in capital and equipment. We have no direct control over the manufacturing of our drug candidates, or the cost thereof. If the contract manufacturers are unable to produce sufficient quantities of our drug candidates, as a result of a lack of available materials or otherwise, our ability to complete product candidate development and our future profitability would be adversely affected. If the cost of manufacturing increases, or if the cost of the materials used increases, these costs will be passed on to us, making the cost of conducting clinical trials more expensive. Increases in manufacturing costs could adversely affect our future profitability if we are unable to pass all of the increased costs along to our customers.

If these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture our drug candidates in accordance with regulatory requirements, if there are disagreements between us and such parties, or if such parties are unable to expand capacities to support commercialization of any of our drug candidates for which we obtain marketing approval, we may not be able to produce, or may be delayed in producing sufficient drug candidates to meet our supply requirements. Any delays in obtaining adequate supplies with respect to our drug candidates and components may delay the development or commercialization of our drug candidates.

Further, we, along with our contract manufacturers, are required to comply with FDA requirements for cGMPs, related to product testing, quality assurance, manufacturing and documentation. Our contract manufacturers may not be able to comply with the applicable FDA regulatory requirements, which could result in delays to our product development programs, could result in adverse regulatory actions against them or us, and could prevent us from ultimately receiving product marketing approval. They also generally must pass an FDA preapproval inspection for conformity with cGMPs before we can obtain approval to manufacture our drug candidates and will be subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP, and other applicable government regulations and corresponding foreign standards. If we and our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP, we may experience manufacturing errors resulting in defective products that could be harmful to patients, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, clinical trial or other development program delays, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business. Not complying with FDA requirements could result in a product recall, costly and time-consuming corrective or preventative actions, or prevent commercialization of our drug candidates and delay our business development activities. In addition, such failure could be the basis for the FDA to issue a warning or untitled letter or take other regulatory or legal enforcement action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, and potentially civil and/or criminal penalties depending on the matter.

If we need to replace any of our manufacturers or establish additional manufacturing arrangements, we may not succeed in our efforts. Our drug candidates may compete with other products and drug candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If our existing third-party manufacturers, or the third parties that we engage in the future to manufacture a product or component for commercial sale or for our clinical trials should cease to continue to do so for any reason, we likely would experience delays in obtaining sufficient quantities of our drug candidates for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. These third-party facilities may also be affected by natural disasters, such as floods or fire, or such facilities could face manufacturing issues, such as contamination or regulatory findings following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense. The addition of a new or alternative manufacturer may also require FDA approvals and may have a material adverse effect on our business.

We or our third-party manufacturers may also encounter shortages in the raw materials, therapeutic substances, or active pharmaceutical ingredients necessary to produce our drug candidates in the quantities needed for our clinical trials or, if our drug candidates are approved, in sufficient quantities for commercialization or to meet an increase in demand. Such shortages may occur for a variety of reasons, including capacity constraints, delays or disruptions in the market, and shortages caused by the purchase of such materials by our competitors or others. Our or our third-party manufacturers’ failure to obtain the raw materials, therapeutic substances, or active pharmaceutical ingredients necessary to manufacture sufficient quantities of our drug candidates may have a material adverse effect on our business. If for any reason we are unable to obtain adequate supplies of our drug candidates or the components used to manufacture them, it will be more difficult for us to develop our drug candidates and compete effectively.

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

If we do enter into such arrangements, we could be dependent upon the subsequent success of these other parties in performing their respective responsibilities and the cooperation of our partners. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to researching our product candidates pursuant to our collaborative agreements with them or whether our collaborators will comply with the applicable regulatory requirements. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

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

Collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner, or at all. If any collaborations we might enter into do not result in the successful development and commercialization of drug candidates or if one of our collaborators subsequently terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under the agreements, our development of our drug candidates could be delayed, and we may need additional resources to develop our drug candidates and our product platform. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report also apply to the activities of our collaborators.

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

Our business exposes us to the risk of product liability claims. This risk is inherent in the manufacturing, testing and marketing of human therapeutic products. Moreover, regardless of merit or eventual outcome, liability claims can have other adverse consequences, including:

•	loss of revenue from decreased demand for our products and/or drug candidates;

•	impairment of our business reputation or financial stability;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	diversion of management attention;

•	withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs;

•	the inability to commercialize our drug candidates;

•	significant negative media attention;

•	decrease in our stock price; or

•	initiation of investigations, and enforcement actions by regulators; and product recalls, withdrawals, revocation of approvals, or labeling, marketing or promotional restrictions.

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

Our employees, independent contractors, consultants, commercial partners, principal investigators, or CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, independent contractors, consultants, commercial partners, manufacturers, investigators, or CROs could include intentional, reckless, negligent, or unintentional failures to comply with FDA regulations, comply with applicable fraud and abuse laws, provide accurate information to the FDA, properly calculate pricing information required by federal programs, comply with federal procurement rules or contract terms, report financial information or data accurately or disclose unauthorized activities to us. This misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter this type of misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Moreover, it is possible for a whistleblower to pursue a False Claims Act, (“FCA”), case against us even if the government considers the claim unmeritorious and declines to intervene, which could require us to incur costs defending against such a claim. Further, due to the risk that a judgment in an FCA case could result in exclusion from federal health programs or debarment from government contracts, whistleblower cases often result in large settlements. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, and results of operations, including the imposition of significant fines or other sanctions.

Our business and operations would suffer in the event of system failures.

Our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug candidate development and, if such drug candidates are approved commercialization programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and regulatory enforcement actions, and the further development of any of our drug candidates could be delayed.

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

We are in the process of assessing the “Schrems II” decision issued by the Court of Justice of the European Union on July 16, 2020, and its impact on our data transfer mechanisms. The Court invalidated the EU-U.S. Privacy Shield Framework as a legal basis for the transfer of personal data from the European Economic Area (“EEA”) member states or the U.K. to the U.S. The Court also expressed uncertainty under which conditions data importers and exporters could use the EC’s Standard Contractual Clauses option under the GDPR as a method for transferring personal data outside of the EEA. Present solutions to legitimize transfers of personal data from the EEA may be challenged or deemed insufficient. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA or U.K. to apply different standards to the transfer of personal data from the EEA/ U.K. to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA or U.K. to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European clinical trial sites and CROs to use our products, and we may find it necessary or desirable to make further changes to our processing of personal data of EEA or U.K. data subjects.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (“CCPA”), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. Since January 1, 2020, the CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CCPA may significantly impact our business activities and require substantial compliance costs that adversely affect business, operating results, prospects and financial condition.

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

We or the third parties upon whom we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Events outside of our control, including natural disasters and public health emergencies, could severely disrupt our operations and have a material adverse effect on our business, operating results, prospects or financial condition. If a natural disaster, or public health emergency such as COVID-19, power outage or other event occurred that prevented us from conducting our clinical trials, including by damaging our critical infrastructure, such as third-party facilities, or that otherwise disrupted operations and travel, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, operating results, prospects or financial condition.

Limitations on the deductibility of net operating losses could adversely affect our business and financial condition.

We have a history of net operating losses. In December 2017, the U.S government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act limits the deduction of net operating losses to 80% of current year taxable income, however, as a result of the CARES Act, the 80% limitation was temporarily repealed until our fiscal year ending June 30, 2021. The limitations on the net operating loss deduction, as well other changes in tax policy, may subject us to additional taxation, adversely affecting our results of operations and financial condition.

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. In August 2012, we acquired patents and patent applications related to pracinostat from S*Bio. In September 2013, we acquired patents and patent applications related to zandelisib from Pathway Therapeutics, Inc. In September 2017, we acquired patents and patent applications related to voruciclib from Presage. In 2011 we acquired both issued patents and pending patent applications related to ME-344 from Novogen in relation to our Isoflavone-based compounds, which we previously licensed from Novogen. Additionally, Novogen had previously applied for patents in a number of countries with respect to the use of their isoflavone compounds, including ME-344. The patent applications may not proceed to grant or may be amended to reduce the scope of protection of any patent granted. The applications and patents may also be opposed or challenged by third parties. Our commercial success will depend, in part, on our ability to obtain and maintain effective patent protection for our compounds and their use in treating, preventing, or curing cancer, and to successfully defend patent rights in those technologies against third-party challenges. As patent applications in the United States are maintained in secrecy until published or issued and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, we cannot be certain that we or Presage were the first to make the inventions covered by the pending patent applications or issued patents referred to above or that we or they were the first to file patent applications for such inventions. Additionally, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. We cannot be sure that, should any patents issue, we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that should patents issue, they will be of commercial value to us, or that private parties, including competitors, will not successfully challenge our patents or circumvent our patent position in the United States or abroad.

Claims by other companies that we infringe on their proprietary technology may result in liability for damages or stop our development and commercialization efforts.

The pharmaceutical industry is highly competitive, and patents have been applied for by, and issued to, other parties relating to products competitive with the compounds that we have acquired. Therefore, zandelisib, voruciclib, ME-344 and pracinostat, and any other drug candidates, may give rise to claims that they infringe the patents or proprietary rights of other parties existing now and in the future.

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

Many of our employees and the employees of Helsinn, KKC and third parties upon which we rely to conduct our clinical trials were previously employed at universities or at other biotechnology or pharmaceutical companies, some of which may be competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

Equity markets in general, and the market for biotechnology and life sciences companies in particular, have experienced substantial price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies traded in those markets. In addition, changes in economic conditions in the U.S., the Europe or globally, particularly in the context of current global events, could impact upon our ability to grow profitably. Adverse economic changes are outside our control and may result in material adverse impacts on our business or our results of operations. These broad market and industry factors may materially affect the market price of shares of our common stock, regardless of our development and operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources.

Future sales of our common stock, including common stock issued upon exercise of outstanding warrants or options, may depress the market price of our common stock and cause stockholders to experience dilution.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, including upon exercise of outstanding warrants or stock options, and any subsequent sales of such shares. As of June 30, 2020, we had outstanding warrants issued in our May 2018 private placement exercisable to purchase 16,061,602 shares of common stock at an exercise price of $2.54 per share, which expire in May 2023. We also had outstanding options to purchase 11,252,976 shares of common stock. We may seek additional capital through one or more additional equity transactions in the future; however, such transactions will be subject to market conditions and there can be no assurance any such transactions will be completed. If we sell shares in the future, the prices at which we sell these future shares will vary, and these variations may be significant. Stockholders will experience significant dilution if we sell these future shares at prices significantly below the price at which such previous stockholders invested.

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

Our amended and restated certificate of incorporation allows us to issue blank check preferred stock with rights potentially senior to those of our common stock without any further vote or action by the holders of our common stock. The issuance of a class of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could adversely affect the rights and powers, including voting rights, of such holders. In certain circumstances, such issuance could have the effect of decreasing the market price of our shares, or making a change in control of the Company more difficult.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and third amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation and third amended and restated bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

•	a staggered board providing for three classes of directors, which limits the ability of a stockholder or group to gain control of our board;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

the right of our board to elect a director to fill a vacancy created by the expansion of our board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our board; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Our third amended and restated bylaws require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our third amended and restated bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for any stockholder to bring (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company, its directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim against the Company, its directors, officers or employees governed by the internal affairs doctrine, and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, provided, however, that, in each case, if the Court of Chancery does not have jurisdiction, the forum for such action shall be another state court located within the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware, in all cases subject to the court having personal jurisdiction over the indispensable parties named as defendants therein.

Any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of the Company shall be deemed to have notice of and consented to such provisions.

Notwithstanding the foregoing, the forum selection provision of our third amended and restated bylaws will not apply to suits brought to enforce any liability or duty created by the federal securities laws or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our third amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our executive officers and directors may sell shares of their stock, and these sales could adversely affect our stock price.

Sales of our stock by our executive officers and directors, or the perception that such sales may occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise funds through the sale of equity in the future, either as part, or outside, of trading plans under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have leased approximately 32,800 square feet of office space in San Diego, California. The contractual lease term begins in July 2020 and will expire in March 2028. The average annual lease payments over the term of the lease will approximate $1.5 million, plus a pro rata share of certain building expenses. Our total contractual obligation over the term of the lease is approximately $11.5 million.

Item 3. Legal Proceedings

On August 10, 2020, an individual who allegedly purchased 50 shares of our common stock filed a putative securities class action lawsuit in the United States District Court for the Southern District of California against the Company, Daniel P. Gold, and Brian G. Drazba, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiff seeks to sue on behalf of all purchasers of our securities from August 2, 2017 through July 1, 2020 and alleges, among other things, that we made false and misleading statements relating to pracinostat during the proposed class period. We believe that the claims are without merit, as to both the facts and the law, and intend to vigorously defend the case.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP”.

Holders

As of September 4, 2020, there were 112,522,001 shares of our common stock outstanding and 694 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

For a discussion of outstanding warrants and other securities exercisable for or convertible into shares of our common stock, see Notes 8 and 9 under Item 8 in this Annual Report.

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

Securities authorized for issuance under equity compensation plans

The table below shows, as of June 30, 2020, information for equity compensation plans previously approved by stockholders and for compensation plans not previously approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	11,252,976	$2.81	6,437,150
Equity compensation plans not approved by security holders	—	—	—

Total	11,252,976	$2.81	6,437,150

(1)

Consists of 11,252,976 shares of common stock issuable upon exercise of options granted under the MEI Pharma, Inc. Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (“the Plan”), under which 19,089,794 shares of common stock are authorized for issuance. The Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, employees and advisors. The weighted-average exercise price presented is the weighted-average exercise price of vested and unvested options.

Item 6. Selected Financial Data

The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included below in this Annual Report. The following table presents our selected historical condensed financial data. The condensed statements of operations data for fiscal years ended June 30, 2020, 2019 and 2018 and the condensed balance sheet data as of June 30, 2020 and 2019 are derived from our audited financial statements included elsewhere in this Annual Report. The condensed statements of operations data for the fiscal years ended June 30, 2017 and 2016 and the condensed balance sheet data as of June 30, 2018, 2017 and 2016 are derived from our audited financial statements that are not included in this Annual Report.

	Years Ended June 30,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$28,913	$4,915	$1,622	$23,249	$—

Operating expenses:
Cost of revenue	2,671	4,263	3,383	5,000	—
Research and development	34,065	32,300	17,038	7,237	13,403
General and administrative	16,717	14,597	9,787	8,628	7,601

Total operating expenses	53,453	51,160	30,208	20,865	21,004

Income (loss) from operations	(24,540)	(46,245)	(28,586)	2,384	(21,004)
Change in fair value of warrant liability	(22,870)	27,632	(9,705)	—	—
Financing costs associated with warrants	—	—	(2,367)	—	—
Other income and expense, net	1,394	1,794	590	286	142

Net income (loss)	$(46,016)	$(16,819)	$(40,068)	$2,670	$(20,862)

Net income (loss):
Basic	$(46,016)	$(16,819)	$(40,068)	$2,670	$(20,862)

Diluted	$(46,016)	$(54,613)	$(40,068)	$2,670	$(20,862)

Net income (loss) per share
Basic	$(0.51)	$(0.24)	$(0.97)	$0.07	$(0.61)

Diluted	$(0.51)	$(0.75)	$(0.97)	$0.07	$(0.61)

Shares used to calculate net income (loss) per share
Basic	91,080	71,139	41,431	36,813	34,400

Diluted	91,080	72,385	41,431	36,938	34,400

	As of June 30,
	2020	2019	2018	2017	2016
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, short-term investments, and common stock proceeds receivable	$182,630	$79,763	$102,743	$53,565	$45,918
Receivable for foreign tax withholding	$20,420	$—	$—	$—	$—
Total assets	$209,728	$82,663	$104,657	$55,704	$47,164
Deferred revenue, current	$14,777	$4,955	$788	$996	$—
Deferred revenue, long-term	$67,723	$2,819	$—	$—	$—
Warrant liability	$40,483	$17,613	$46,313	$—	$—
Total liabilities	$131,510	$34,733	$54,198	$4,866	$5,512
Accumulated deficit	$277,234	$231,218	$214,399	$174,331	$177,001
Total stockholders’ equity	$78,218	$47,930	$50,459	$50,838	$41,652

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

Overview

We are a late-stage pharmaceutical company focused on leveraging our extensive development and oncology expertise to identify and advance new therapies intended to meaningfully improve the treatment of cancer. Our portfolio of drug candidates contains four clinical-stage candidates, including zandelisib, currently in an ongoing Phase 2 clinical trial that we intend to submit to the FDA to support accelerated approval of a marketing application. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP.”

Clinical Development Programs

Our approach to building our pipeline is to license promising cancer agents and build value in programs through development, commercialization and strategic partnerships, as appropriate. Our drug candidate pipeline includes:

•	Zandelisib, an oral PI3K delta inhibitor;

•	Voruciclib, an oral CDK inhibitor;

•	ME-344, a mitochondrial inhibitor targeting the OXPHOS complex; and

•	Pracinostat, an oral HDAC inhibitor.

Recent Developments

In April 2020, we entered a License, Development and Commercialization Agreement with KKC (the “KKC Commercialization Agreement”). We granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S., and an exclusive (subject to certain retained rights to perform obligations under the Agreement), sublicensable, payment-bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the United States (the “Ex-U.S.”). KKC grants to us a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize zandelisib for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-U.S. under the KKC Commercialization Agreement. The KKC Commercialization Agreement substantially retains and consolidates the terms of the 2018 license agreement with KKC to develop and commercialize zandelisib in Japan.

KKC will be responsible for the development and commercialization of zandelisib in the Ex-US and, subject to certain exceptions, will be solely responsible for all costs related thereto. We and KKC will co-develop and co-promote zandelisib in the U.S., with us recording all revenue from U.S. sales. We and KKC will share U.S. profits and costs (including development costs) on a 50-50 basis. We will also provide to KKC certain drug supplies necessary for the development and commercialization of zandelisib in the Ex-U.S. pursuant to supply agreements to be entered into on customary terms, with the understanding that KKC will assume responsibility for manufacturing for the Ex-U.S as soon as practicable.

Under the terms of the KKC Commercialization Agreement, KKC paid us an upfront payment of $100 million in May 2020. Of the $100 million paid by KKC, $20.4 million was remitted to the Japanese taxing authorities as a result of the U.S. Internal Revenue Service being closed due to the COVID pandemic, and therefore being unable to provide necessary documentation to support an exemption from the required foreign withholding. We may also earn up to approximately $582.5 million in potential development, regulatory and commercialization milestone payments, plus royalties on net sales of zandelisib in the Ex-U.S., which are tiered beginning in the teens.

A Phase 3 study evaluating pracinostat in combination with azacitidine in patients with AML who are unfit to receive standard intensive chemotherapy was discontinued by Helsinn in July 2020 after an interim futility analysis undertaken by the study Independent Data Monitoring Committee demonstrated it was unlikely to meet the primary endpoint of overall survival compared to the control group. Following the discontinuation of the Phase 3 AML study, Helsinn communicated to us their plan to continue therapy and observation of the patients currently in the Phase 2 MDS study and that further development of pracinostat, including for the treatment of MDS, is under review.

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

At-The-Market Equity Offering

In November 2017, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $30.0 million of our common stock pursuant to the shelf registration statement. During the year ended June 30, 2020, we sold 5,471,684 shares under the ATM Sales Agreement for net proceeds of $20.7 million.

Shelf Registration Statement

We have a shelf registration statement that permits us to sell, from time to time, up to $200.0 million of common stock, preferred stock and warrants. The shelf registration was filed and declared effective in May 2020, replacing our prior shelf registration statement that was filed and declared effective in May 2017, and carrying forward approximately $107.5 million of unsold securities registered under the prior shelf registration statement. Shares sold in the underwritten registered offering in December 2019 were sold under the prior shelf registration statement. Shares sold under the ATM Sales Agreement prior to and after May 2020 were issued pursuant to the prior shelf registration statement and shelf registration statement, respectively. As of June 30, 2020, there is $178.9 million aggregate value of securities available under the shelf registration statement, including up to $3.2 million remaining available under the ATM Sales Agreement.

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

Payments received under commercial arrangements, such as licensing technology rights, may include non-refundable fees at the inception of the arrangements, cost reimbursements, milestone payments for specific achievements designated in the agreements, and royalties on the sale of products. At the inception of arrangements that include variable consideration, we use judgment to estimate the amount of variable consideration to include in the transaction price using the most likely method. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not included in the transaction price until those approvals are received. At the end of each reporting period, we re-evaluate estimated variable consideration included in the transaction price and any related constraint and, as necessary, we adjust our estimate of the overall transaction price. Any adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. For the year ended June 30, 2020, we recorded a cumulative catch-up adjustment of $3.1 million related to a partially satisfied performance obligation as a result of the termination of the October 2018 license agreement with KKC to develop and commercialize zandelisib in Japan (“KKC Japan License Agreement”) and execution of the KKC Commercialization Agreement (see Note 2 in our audited financial statements). The KKC Commercialization Agreement substantially retains and consolidates the terms of the 2018 license agreement with KKC to develop and commercialize zandelisib in Japan.

We develop estimates of the stand-alone selling price for each distinct performance obligation. Variable consideration that relates specifically to our efforts to satisfy specific performance obligations is allocated entirely to those performance obligations. Other components of the transaction price are allocated based on the relative stand-alone selling price, over which management has applied significant judgment. We develop assumptions that require judgment to determine the stand-alone selling price for license-related performance obligations, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical, regulatory and commercial success. We estimate stand-alone selling price for research and development performance obligations by forecasting the expected costs of satisfying a performance obligation plus an appropriate margin.

In the case of a license that is a distinct performance obligation, we recognize revenue allocated to the license from non-refundable, up-front fees at the point in time when the license is transferred to the licensee and the licensee can use and benefit from the license. For licenses that are bundled with other distinct or combined obligations, we use judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. If the performance obligation is satisfied over time, we evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

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

We recognized revenue associated with the following license agreements (in thousands):

	Years Ended June 30,
	2020	2019	2018
KKC Agreements	$27,543	$2,557	$—
Helsinn License Agreement	1,370	2,358	1,622

	$28,913	$4,915	$1,622

Timing of Revenue Recognition:
License transferred at a point in time	$20,988	$879	$—
Services performed over time	4,860	4,036	1,622
Cumulative catch-up adjustment	3,065	—	—

	$28,913	$4,915	$1,622

Based on the characteristics of the KKC Agreements (Note 2), delivery of the Ex-US license and Japan license are distinct performance obligations, and we recognized related revenue of $21.0 million and $0.9 million during the years ended June 30, 2020 and June 30, 2019, respectively, when the licenses were transferred to the licensee and the licensee could use and benefit from the licenses. We account for any partially unsatisfied performance obligations carried forward into the new agreement as the continuation of the previous contract, and we recorded a cumulative catch-up adjustment of $3.1 million to revenue during the year ended June 30, 2020 as a result of the termination of the KKC Japan License Agreement and execution of the KKC Commercialization Agreement.

The KKC Commercialization Agreement and KKC Japan License Agreement included other distinct performance obligations satisfied over time, and accordingly we recognized $6.6 million, inclusive of cumulative catch-up amounts, and $1.7 million related to our progress toward satisfying those obligations during the years ended June 30, 2020 and June 30, 2019, respectively.

Based on the characteristics of the Helsinn License Agreement (Note 4), control of the remaining deliverables occurs and therefore we recognize revenue based on the extent of progress towards completion of the performance obligations. Accordingly we recognized $1.4 million and $2.3 million related to our progress toward satisfying those obligations during the years ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, we had $82.5 million of deferred revenue associated with our remaining performance obligations under the KKC and Helsinn license agreements. We expect to recognize approximately $14.8 million of deferred revenue in the next 12 months, and an additional $67.7 million thereafter.

Contract Balances

Receivables and contract assets are included in our balance sheet in “Prepaid expenses and other current assets”, and contract liabilities are included in “Deferred revenue” and “Deferred revenue long-term”. The following table presents changes in contract assets and contract liabilities during the years ended June 30, 2020 and June 30, 2019 (in thousands).:

	Years Ended June 30,
	2020	2019
Receivables
Receivables, beginning of year	$—	$82
Net change	2,605	(82)

Receivables, end of year	$2,605	$—

Contract assets
Contract assets, beginning of year	$686	$312
Net change	(82)	374

Contract assets, end of year	$604	$686

Contract liabilities
Contract liabilities, beginning of year	$7,774	$788
Net change	74,726	6,986

Contract liabilities, end of year	$82,500	$7,774

The timing of revenue recognition, invoicing and cash collections results in billed accounts receivable and unbilled receivables (contract assets), which are classified as “prepaid expenses and other current assets” on our Balance Sheet, and deferred revenue (contract liabilities). We invoice our customers in accordance with agreed-upon contractual terms, typically at periodic intervals or upon achievement of contractual milestones. Invoicing may occur subsequent to revenue recognition, resulting in contract assets. We may receive advance payments from our customers before revenue is recognized, resulting in contract liabilities. The contract assets and liabilities reported on the Balance Sheet relate to the KKC Commercialization Agreement, the KKC Japan License Agreement and Helsinn License Agreement.

Revenues from Collaborators

We earn revenue in connection with collaboration agreements, which are detailed in Note 2, KKC Agreements, and Note 3, BeiGene Collaboration.

At contract inception, we assess whether the collaboration arrangements are within the scope of ASC Topic 808, Collaborative Arrangements (“Topic 808”), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed based on the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple units of account, we first determine which units of account within the arrangement are within the scope of Topic 808 and which elements are within the scope of Topic 606. For units of account within collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, by analogy to authoritative accounting literature. For units of account within collaboration arrangements that are accounted for pursuant to Topic 606, we recognize revenue as discussed above. Consideration received that does not meet the requirements to satisfy Topic 606 revenue recognition criteria is recorded as deferred revenue in the accompanying consolidated balance sheets, classified as either short-term or long-term deferred revenue based on our best estimate of when such amounts will be recognized.

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

Research and Development Revenue

Research and development revenue represents ratable recognition of fees allocated to research and development activities. We defer recognition of research and development revenue until the performance of the related research and development activities has occurred. Research and development revenue for the years ended June 30, 2020 and 2019 relate to services provided by third-party vendors related to research and development activities performed under the KKC License Agreements (see Note 4 to our audited financial statements) Helsinn License Agreement (see Note 4 to our audited financial statements).

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

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2020 and 2019, we have established a valuation allowance to fully reserve our net deferred tax assets. Changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income. As a result of the Tax Cuts and Jobs Act of 2017, beginning with our fiscal year ending June 30, 2021, the deduction of net operating losses is limited to 80% of current year taxable income.

The Financial Accounting Standards Board (“FASB”) Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of June 30, 2020 and 2019.

Results of Operations

Comparison of Years Ended June 30, 2020 and 2019

We had a loss from operations of $24.5 million for the year ended June 30, 2020 compared to a loss from operations of $46.2 million for the year ended June 30, 2019.

Revenue: We recognized revenue of $28.9 million for the year ended June 30, 2020 compared to $4.9 million for the year ended June 30, 2019. Revenue increased primarily due to our license agreement with KKC and resulted from the transfer of the Ex-U.S. license, the partial satisfaction of our research and development obligations and providing clinical trial materials. Revenue related to the license agreement with KKC was $27.5 million for the year ended June 30, 2020 compared to $2.6 million for the year ended June 30, 2019. Revenue also includes recognition of fees allocated to performance obligations in accordance with the Helsinn License Agreement. Revenue related the Helsinn License Agreement was $1.4 million for the year ended June 30, 2020 compared to $2.4 million for the year ended June 30, 2019 due to the completion of enrollment and decreased costs related to the POC study.

Cost of Revenue: We recognized cost of revenue of $2.7 million for the year ended June 30, 2020 compared to $4.3 million for the year ended June 30, 2019. The cost of revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses associated with pracinostat. Costs of revenue relate to expenses for pracinostat incurred in connection with our development activities in accordance with the Helsinn License Agreement, including both Helsinn’s share and our share of costs related to the POC study, which we are responsible for conducting. Cost of revenue decreased due to the completion of enrollment and decreased costs related to the POC study.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Years Ended June 30,
Research and development expenses	2020	2019
Zandelisib	$17,356	$17,515
Voruciclib	1,946	3,120
ME-344	62	455
Pracinostat	23	17
Other	14,678	11,193

Total research and development expenses	$34,065	$32,300

Research and development expenses consist primarily of clinical trial costs (including payments to CROs), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $34.1 million for the year ended June 30, 2020 compared to $32.3 million for the year ended June 30, 2019. Costs related to zandelisib the year ended June 30, 2020 reflected a decrease of $4.5 million of drug manufacturing costs, offset by $4.4 million of increased clinical trial costs, primarily as a result of increased activity in the Phase 2 study. Costs related to voruciclib decreased for the year ended June 30, 2020 compared with the year ended June 30, 2019, due to decreased clinical trial and drug manufacturing costs. Other research and development costs increased for the year ended June 30, 2020 due to higher levels of personnel costs ($2.4 million) and share-based compensation ($0.5 million) associated with increased headcount to support our clinical activities, as well as to increased patent and consulting fees ($0.5 million).

General and Administrative: General and administrative expenses increased by $2.1 million to $16.7 million for the year ended June 30, 2020 compared to $14.6 million for the year ended June 30, 2019. The increase is primarily due to $1.5 million in increased personnel costs associated with increased headcount to support our activities.

Other income or expense: We recorded a non-cash expense of $22.9 million during the year ended June 30, 2020 due to a change in the fair value of our warrant liability for warrants issued in connection with the May 2018 Private Placement. The change in the warrant liability is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $1.4 million for the year ended June 30, 2020 compared to $1.8 million for the year ended June 30, 2019. The decrease was due to lower yields during the year ended June 30, 2020 compared to the year ended June 30, 2019.

Comparison of Years Ended June 30, 2019 and 2018

We have omitted discussion of the results of operations for the fiscal year ended June 30, 2018 because it would be redundant to the discussion previously included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on August 28, 2019.

New Accounting Pronouncements

See Note 1 to the Financial Statements included in Item 8 of this Annual Report.

Off-Balance Sheet Arrangements

We do not currently have any off-balance-sheet arrangements.

Liquidity and Capital Resources

We have accumulated losses of $277.2 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2020, we had $182.6 million in cash and cash equivalents, and short-term investments. Additionally, we have a receivable of $20.4 million representing the remaining amount due to us of the $100 million upfront payment paid by KKC in May 2020 associated with the KKC Commercialization Agreement. Of the $100 million paid by KKC, $20.4 million was remitted to the Japanese taxing authorities as a result of the U.S. Internal Revenue Service being closed due to the COVID pandemic, and therefore being unable to provide necessary documentation to support an exemption from the required foreign withholding. We believe that these resources will be sufficient to fund our operations into fiscal year 2022 and beyond. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Sources and Uses of Our Cash

Net cash provided by operations for the year ended June 30, 2020 was $34.3 million (net cash used in operations was $45.3 million, net of a $79.6 million license fee received from KKC, as described above). Net cash used in operating activities for the year ended June 30, 2019 was $29.4 million ($39.4 million, net of a $10.0 million license fee received from KKC, as described above). Net cash used in operating activities was $21.0 million for the year ended June 30, 2018. The increase in cash provided by operating activities year over year is due to the receipt of $79.6 million upfront payment as a result of the KKC License Agreement.

Net cash used in investing activities for the year ended June 30, 2020 was $106.3 million compared to $24.3 million provided by investing activities for the year ended June 30, 2019. The change was primarily due to higher purchases of short-term investments in 2020 as a result of the KKC License Agreement, net of maturities. Net cash used in investing activities for the year ended June 30, 2018 was $44.3 million.

Net cash provided by financing activities during the year ended June 30, 2020 was $74.8 million compared with $1.4 million provided by financing activities during the year ended June 30, 2019. Cash raised during the year ended June 30, 2020 reflected $69.2 million of net proceeds from the issuance of common stock. Cash raised during the year ended June 30, 2019 reflected $1.1 million of proceeds from the exercise of warrants. There was $70.2 million provided by financing activities related to the May 2018 Private Placement during the year ended June 30, 2018.

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

We have leased approximately 32,800 square feet of office space in San Diego, California. The contractual lease term is from July 2020 through March 2028. The average annual lease payments over the term of the lease will approximate $1.5 million, plus a pro rata share of certain building expenses. Our total contractual obligation over the term of the lease is approximately $11.5 million.

Presage License Agreement

In September 2017, we entered into the Presage License Agreement. Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage $2.9 million. With respect to the first indication, an incremental $2.0 million payment, due upon dosing the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees. As of June 30, 2020, we have not accrued any amounts for potential future payments.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $74.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus 166,527 shares of our common stock having a value of $500,000 was paid in August 2017 upon the first dosing of a patient in a Phase 3 clinical trial. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of June 30, 2020, we have not accrued any amounts for potential future payments.

CyDex License Agreement

We are party to a license agreement with CyDex. Under the license agreement, CyDex granted to us an exclusive, non-transferable license to intellectual property rights relating to Captisol® for use with our two isoflavone-based drug compounds (currently ME-344). We agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of our approved drugs utilizing Captisol. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. We may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of June 30, 2020, we have not accrued any amounts for potential future payments.

COVID-19

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”) and the risks to the international community. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. While we continue to enroll and dose patients in our clinical trials, our clinical development program timelines have been negatively affected by COVID-19. The extent to which the ongoing pandemic continues to impact our business, including our preclinical studies, chemistry, manufacturing, and control (“CMC”) studies and clinical trials, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to minimize its economic impact.

In light of the COVID-19 outbreak, the FDA issued a number of new guidance documents. Specifically, as a result of the potential effect of the COVID-19 outbreak on many clinical trial programs in the U.S. and globally, the U.S. FDA issued guidance concerning potential impacts on clinical trial programs, changes that may be necessary to such programs if they proceed, considerations regarding trial suspensions and discontinuations, the potential need to consult with or make submissions to relevant ethics committees, IRBs, and the FDA, the use of alternative drug delivery methods, and considerations with respect the outbreak’s impacts on endpoints, data collection, study procedures, and analysis. In addition, the European Medicines Agency (“EMA”) as well as country regulatory authorities have issued similar guidance.

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

Item 8. Financial Statements and Supplementary Data

MEI Pharma, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MEI Pharma, Inc.

San Diego, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MEI Pharma, Inc. (the “Company”) as of June 30, 2020 and 2019, the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Method Related to Leases and Revenue

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases during the year ended June 30, 2020 due to the adoption of Accounting Standards Codification Topic 842: “Leases”, and changed its method of accounting for revenue during the year ended June 30, 2019 due to the adoption of the Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers.”

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Diego, California

September 9, 2020

MEI PHARMA, INC.

BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$12,331	$9,590
Short-term investments	170,299	64,899

Total cash, cash equivalents and short-term investments	182,630	74,489
Receivable for foreign tax withholding	20,420	—
Common stock proceeds receivable	—	5,274
Prepaid expenses and other current assets	5,594	2,435

Total current assets	208,644	82,198
Intangible assets, net	—	261
Property and equipment, net	1,084	204

Total assets	$209,728	$82,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,437	$4,787
Accrued liabilities	6,090	4,559
Deferred revenue	14,777	4,955

Total current liabilities	23,304	14,301
Deferred revenue, long-term	67,723	2,819
Warrant liability	40,483	17,613

Total liabilities	131,510	34,733

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 111,514 and 73,545 shares issued and outstanding at June 30, 2020 and 2019, respectively.	—	—
Additional paid-in-capital	355,452	279,148
Accumulated deficit	(277,234)	(231,218)

Total stockholders’ equity	78,218	47,930

Total liabilities and stockholders’ equity	$209,728	$82,663

See accompanying notes to financial statements.

MEI PHARMA, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended June 30,
	2020	2019	2018
Revenue	$28,913	$4,915	$1,622

Operating expenses:
Cost of revenue	2,671	4,263	3,383
Research and development	34,065	32,300	17,038
General and administrative	16,717	14,597	9,787

Total operating expenses	53,453	51,160	30,208

Loss from operations	(24,540)	(46,245)	(28,586)
Other income (expense):
Change in fair value of warrant liability	(22,870)	27,632	(9,705)
Financing costs associated with warrants	—	—	(2,367)
Interest and dividend income	1,395	1,795	591
Income tax expense	(1)	(1)	(1)

Net loss	$(46,016)	$(16,819)	$(40,068)

Net loss:
Basic	$(46,016)	$(16,819)	$(40,068)

Diluted	$(46,016)	$(54,613)	$(40,068)

Net loss per share:
Basic	$(0.51)	$(0.24)	$(0.97)

Diluted	$(0.51)	$(0.75)	$(0.97)

Shares used in computing net loss per share:
Basic	91,080	71,139	41,431

Diluted	91,080	72,385	41,431

See accompanying notes to financial statements.

MEI PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Shares	Additional paid in capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2017	36,772	225,169	(174,331)	50,838
Net loss	—	—	(40,068)	(40,068)
Issuance of common stock in private placement, net (Note 8)	33,003	35,910	—	35,910
Issuance of common stock for milestone payment, net (Note 10)	167	500	—	500
Issuance of common stock for vested restricted stock units	271	(267)	—	(267)
Exercise of stock options	193	329	—	329
Share-based compensation expense	—	3,217	—	3,217

Balance at June 30, 2018	70,406	264,858	(214,399)	50,459
Net loss	—	—	(16,819)	(16,819)
Issuance of common stock, net	2,215	5,444	—	5,444
Exercise of warrants	440	2,186	—	2,186
Issuance of common stock for vested restricted stock units	246	(324)	—	(324)
Exercise of stock options	238	422	—	422
Share-based compensation expense	—	6,562	—	6,562

Balance at June 30, 2019	73,545	279,148	(231,218)	47,930
Net loss	—	—	(46,016)	(46,016)
Issuance of common stock, net	37,815	69,231	—	69,231
Exercise of stock options	154	272	—	272
Share-based compensation expense	—	6,801	—	6,801

Balance at June 30, 2020	111,514	$355,452	$(277,234)	$78,218

See accompanying notes to financial statements.

MEI PHARMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(46,016)	$(16,819)	$(40,068)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of warrant liability	22,870	(27,632)	9,705
Financing costs associated with warrants	—	—	2,367
Share-based compensation	6,801	6,562	3,217
Impairment of intangible assets	227	—	—
Depreciation and amortization	109	80	53
Changes in operating assets and liabilities:
Receivable for foreign tax withholding	(20,420)	—	—
Prepaid expenses and other current assets	(3,159)	(849)	172
Accounts payable	(2,350)	1,144	3,058
Accrued liabilities	1,470	1,105	669
Deferred revenue	74,726	6,986	(208)

Net cash provided by (used in) operating activities	34,258	(29,423)	(21,035)

Cash flows from investing activities:
Purchases of property and equipment	(894)	(217)	—
Purchases of short-term investments	(190,279)	(64,655)	(114,233)
Proceeds from maturity of short-term investments	84,879	89,190	69,906

Net cash (used in) provided by investing activities	(106,294)	24,318	(44,327)

Cash flows from financing activities:
Proceeds from exercise of stock options	272	372	329
Issuance of common stock, net	69,231	220	70,151
Collection of common stock proceeds receivable	5,274	—	—
Proceeds from exercise of warrants	—	1,118	—
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	—	(324)	(267)

Net cash provided by financing activities	74,777	1,386	70,213

Net increase (decrease) in cash and cash equivalents	2,741	(3,719)	4,851
Cash and cash equivalents at beginning of the period	9,590	13,309	8,458

Cash and cash equivalents at end of the period	$12,331	$9,590	$13,309

Supplemental cash flow information:
Income taxes paid	$(1)	$(1)	$(1)

Non-cash financing activities:
Proceeds receivable- sale of common stock	$—	$5,224	$—
Proceeds receivable- stock option exercises	$—	$50	$—
Change in fair value of warrants exercised	$—	$1,068	$—

See accompanying notes to financial statements.

MEI PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

Note 1. The Company and Summary of Significant Accounting Policies

The Company

We are a late-stage pharmaceutical company focused on leveraging our extensive development and oncology expertise to identify and advance new therapies intended to meaningfully improve the treatment of cancer. Our portfolio of drug candidates contains four clinical-stage assets, including zandelisib (formerly known as ME-401), currently in an ongoing Phase 2 clinical trial that we intend to submit to the U.S. Food and Drug Administration (“FDA”) to support accelerated approval of a marketing application. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP”.

Clinical Development Programs

Our approach to building our pipeline is to license promising cancer agents and build value in programs through development, commercialization and strategic partnerships, as appropriate. Our drug candidate pipeline includes:

•	Zandelisib (formerly known as ME-401), an oral phosphatidylinositol 3-kinase (“PI3K”) delta inhibitor;

•	Voruciclib, an oral cyclin-dependent kinase (“CDK”) inhibitor;

•	ME-344, a mitochondrial inhibitor targeting the oxidative phosphorylation (“OXPHOS”) complex; and

•	Pracinostat, an oral histone deacetylase (“HDAC”) inhibitor.

The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates may not have favorable results in later studies or trials. The commercial opportunity will be reduced or eliminated if competitors develop and market products that are more effective, have fewer side effects or are less expensive than our drug candidates. We will need substantial additional funds to progress the clinical trial programs for the drug candidates zandelisib, voruciclib, ME-344 and pracinostat, and to develop new compounds. The actual amount of funds that will be needed are determined by a number of factors, some of which are beyond our control. Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from the financial markets or collaborators.

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

Liquidity

We have accumulated losses of $277.2 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2020, we had $182.6 million in cash and cash equivalents, and short-term investments. Additionally, we have a receivable of $20.4 million representing a tax withholding refund due to us of the $100 million upfront payment associated with the KKC Commercialization Agreement (Note 2). Of the $100 million paid by KKC, $20.4 million was remitted to the Japanese taxing authorities as a result of the U.S. Internal Revenue Service being closed due to the COVID pandemic, and therefore being unable to provide necessary documentation to support an exemption from the required foreign withholding. We believe that these resources will be sufficient to meet our obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when purchased. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances.

Short-Term Investments

Investments that have maturities of greater than three months but less than one year are classified as short-term investments. As of June 30, 2020 and 2019, our short-term investments consisted of $170.3 million and $64.9 million, respectively, in U.S. government securities. The short-term investments held as of June 30, 2020 and 2019 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. As of June 30, 2020 and 2019, the gross holding gains and losses were immaterial.

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

We measure the following financial instruments at fair value on a recurring basis. The fair values of these financial instruments were as follows (in thousands):

	June 30, 2020			June 30, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant liability	$—	$—	$(40,483)	$—	$—	$(17,613)

Total	$—	$—	$(40,483)	$—	$—	$(17,613)

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

In May 2018, we issued warrants in connection with our private placement of shares of common stock. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Balance Sheet. We recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our Statement of Operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the Statement of Operations for the years ended June 30, 2020 and 2019.

To calculate the fair value of the warrant liability, the following assumptions were used:

	June 30, 2020	June 30, 2019
Risk-free interest rate	0.2%	1.7%
Expected life (years)	2.9	3.8
Expected volatility	77.4%	56.8%
Dividend yield	0.0%	0.0%
Black-Scholes Fair Value	$2.52	$1.10

The following table sets forth a summary of changes in the estimated fair value of our Level 3 warrant liability for the years ended June 30, 2020 and 2019 (in thousands):

	Fair Value of Warrants Using Significant Unobservable Inputs (Level 3)
	2020	2019
Balance at July 1,	$17,613	$46,313
Reclassification of derivative liability to equity upon exercise of warrants	—	(1,068)
Change in estimated fair value of liability classified warrants	22,870	(27,632)

Balance at June 30,	$40,483	$17,613

Intangible Assets

Intangible assets consist of patents acquired from S*Bio in August 2012, relating to a family of heterocyclic compounds that inhibit HDACs, including pracinostat. Capitalized amounts are amortized on a straight-line basis over the expected life of the intellectual property of 14 years from the date of acquisition. The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. As a result of Helsinn discontinuing the Phase 3 study of pracinostat in AML, we assessed the estimated future cash flows associated with the patents acquired from S*Bio and recorded an impairment charge of $0.2 million to write off the remaining book value of the intangible assets.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. Leasehold improvements are stated at cost and are amortized over the shorter of the estimated useful lives of the assets or the lease term.

Leases

As of July 1, 2019, we adopted Topic 842, Leases, using a modified retrospective basis method under which prior comparative periods are not restated. The new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We elected the following as practical expedients: 1) an entity need not reassess whether any expired or existing contracts are or contain leases, 2) an entity need not reassess the lease classification for any expired or existing leases, and 3) an entity need not reassess initial direct costs for any existing leases.

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

Payments received under commercial arrangements, such as licensing technology rights, may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, and royalties on the sale of products. At the inception of arrangements that include milestone payments, we use judgment to evaluate whether the milestones are probable of being achieved and we estimate the amount to include in the transaction price using the most likely method. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not included in the transaction price until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of development milestones and any related constraint and, as necessary, we adjust our estimate of the overall transaction price. Any adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. For the year ended June 30, 2020, we recorded a cumulative catch-up adjustment of $3.1 million related to a partially satisfied performance obligation as a result of the termination of the KKC Japan License Agreement and execution of the KKC Commercialization Agreement (Note 2).

We develop estimates of the stand-alone selling price for each distinct performance obligation. Variable consideration that relates specifically to our efforts to satisfy specific performance obligations is allocated entirely to those performance obligations. Other components of the transaction price are allocated based on the relative stand-alone selling price, over which management has applied significant judgment. We develop assumptions that require judgment to determine the stand-alone selling price for license-related performance obligations, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical, regulatory and commercial success. We estimate stand-alone selling price for research and development performance obligations by forecasting the expected costs of satisfying a performance obligation plus an appropriate margin.

In the case of a license that is a distinct performance obligation, we recognize revenue allocated to the license from non-refundable, up-front fees at the point in time when the license is transferred to the licensee and the licensee can use and benefit from the license. For licenses that are bundled with other distinct or combined obligations, we use judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. If the performance obligation is satisfied over time, we evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

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

We recognized revenue associated with the following license agreements (in thousands):

	Years Ended June 30,
	2020	2019	2018
KKC Agreements	$27,543	$2,557	$—
Helsinn License Agreement	1,370	2,358	1,622

	$28,913	$4,915	$1,622

Timing of Revenue Recognition:
License transferred at a point in time	$20,988	$879	$—
Services performed over time	4,860	4,036	1,622
Cumulative catch-up adjustment	3,065	—	—

	$28,913	$4,915	$1,622

Based on the characteristics of the KKC Agreements (Note 2), delivery of the Ex-U.S. license and Japan License are distinct performance obligations, and we recognized related revenue of $21.0 million and $0.9 million during the years ended June 30, 2020 and June 30 2019, respectively, when the licenses were transferred to the licensee and the licensee could use and benefit from the licenses. We account for any partially unsatisfied performance obligations carried forward into the new agreement as the continuation of the previous contract, and we recorded a cumulative catch-up adjustment of $3.1 million to revenue during the year ended June 30, 2020 as a result of the termination of the KKC Japan License Agreement and execution of the KKC Commercialization Agreement. The KKC Commercialization Agreement and KKC Japan License Agreement include other distinct performance obligations that will be satisfied over time, and accordingly we recognized $6.6 million, inclusive of cumulative catch-up amounts, and $1.7 million related to our progress toward satisfying those obligations during the years ended June 30, 2020 and 2019, respectively.

Based on the characteristics of the Helsinn License Agreement, control of the remaining deliverables occurs over time and therefore we recognize revenue based on the extent of progress towards completion of the performance obligations. Accordingly we recognized $1.4 million and $2.3 million related to our progress toward satisfying those obligations during the years ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, we had $82.5 million of deferred revenue associated with our remaining performance obligations under the KKC and Helsinn license agreements. We expect to recognize approximately $14.8 million of deferred revenue in the next 12 months, and an additional $67.7 million thereafter.

Contract Balances

Receivables and contract assets are included in our balance sheet in “Prepaid expenses and other current assets”, and contract liabilities are included in “Deferred revenue” and “Deferred revenue long-term”. The following table presents changes in contract assets and contract liabilities during the year ended June 30, 2020 and 2019 (in thousands):

	Years Ended June 30,
	2020	2019
Receivables
Receivables, beginning of year	$—	$82
Net change	2,605	(82)

Receivables, end of year	$2,605	$—

Contract assets
Contract assets, beginning of year	$686	$312
Net change	(82)	374

Contract assets, end of year	$604	$686

Contract liabilities
Contract liabilities, beginning of year	$7,774	$788
Net change	74,726	6,986

Contract liabilities, end of year	$82,500	$7,774

The timing of revenue recognition, invoicing and cash collections results in billed accounts receivable and unbilled receivables (contract assets), which are classified as “prepaid expenses and other current assets” on our Balance Sheet, and deferred revenue (contract liabilities). We invoice our customers in accordance with agreed-upon contractual terms, typically at periodic intervals or upon achievement of contractual milestones. Invoicing may occur subsequent to revenue recognition, resulting in contract assets. We may receive advance payments from our customers before revenue is recognized, resulting in contract liabilities. The contract assets and liabilities reported on the Balance Sheet relate to the KKC Agreements and Helsinn License Agreement. We recognized revenue of $7.8 million, $0.8 million, and $1.0 million during the years ended June 30, 2020, 2019 and 2018, respectively, related to the contract liability balance at the beginning of each respective fiscal year.

Revenues from Collaborators

We earn revenue in connection with collaboration agreements, which are detailed in Note 2, KKC Agreements, and Note 3, BeiGene Collaboration.

At contract inception, we assess whether the collaboration arrangements are within the scope of ASC Topic 808, Collaborative Arrangements (“Topic 808”), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed based on the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple units of account, we first determine which units of account within the arrangement are within the scope of Topic 808 and which elements are within the scope of Topic 606. For units of account within collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, by analogy to authoritative accounting literature. For elements of collaboration arrangements that are accounted for pursuant to Topic 606, we recognize revenue as discussed above. Consideration received that does not meet the requirements to satisfy Topic 606 revenue recognition criteria is recorded as deferred revenue in the accompanying consolidated balance sheets, classified as either short-term or long-term deferred revenue based on our best estimate of when such amounts will be recognized.

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

We account for revenue arrangements with multiple elements by separating and allocating consideration according to the relative selling price of each deliverable. If an element can be separated, an amount is allocated based upon the relative selling price of each element. We determine the relative selling price of a separate deliverable using the price we charge other customers when we sell that element separately. If the element is not sold separately and third-party pricing evidence is not available, we will use our best estimate of selling price.

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

Research and Development Revenue

Research and development revenue represents ratable recognition of fees allocated to research and development activities. We defer recognition of research and development revenue until the performance of the related research and development activities has occurred. Research and development revenue for the year ended June 30, 2018 related to services provided by third-party vendors related to research and development for activities performed under the KKC and Helsinn License Agreements (Note 2).

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

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2020 and 2019, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

The Tax Act reduced the corporate tax rate from 34% to 21%, effective for tax years beginning January 1, 2018. We are subject to the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. As a result of the Tax Act, beginning with our fiscal year ending June 30, 2021, the deduction of net operating losses is limited to 80% of current year taxable income.

As a result of the Tax Act, we recorded a non-cash tax expense of $15.9 million during the year ended June 30, 2018, due to the re-measurement of our deferred tax assets and liabilities at the new U.S. federal tax rate, offset by a corresponding change to our valuation allowance.

The FASB Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of June 30, 2020 and 2019.

Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the years ended June 30, 2020, 2019 and 2018. Our potentially dilutive shares, which include outstanding stock options, restricted stock units, and warrants, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The assessment of dilution is made on a quarterly basis and therefore the annual determination of diluted net loss per share only includes those quarters in which the potential common stock equivalents were determined to be dilutive. For the years ended June 30, 2020, 2019 and 2018, we did not have any items that would be classified as other comprehensive income or losses.

The following table presents the calculation of net loss used to calculate basic and diluted loss per share (in thousands):

	Years Ended June 30,
	2020	2019	2018
Net loss—basic	$(46,016)	$(16,819)	$(40,068)
Change in fair value of warrant liability	—	(37,794)	—

Net loss—diluted	$(46,016)	$(54,613)	$(40,068)

Shares used in calculating net loss per share was determined as follows (in thousands):

	Years Ended June 30,
	2020	2019	2018
Weighted average shares outstanding	91,080	71,139	41,064
Effect of vested restricted stock units	—	—	367

Weighted average shares used in calculating net loss per share	91,080	71,139	41,431
Effect of potentially dilutive common shares from equity awards and liability-classified warrants	—	1,246	—

Weighted average shares used in calculating diluted loss per share	91,080	72,385	41,431

The following potentially dilutive shares (in thousands) that have been excluded from the calculation of net loss per share because of their anti-dilutive effect:

	Years Ended June 30,
	2020	2019	2018
Stock options	11,030	8,057	5,606
Restricted stock units	—	32	336
Warrants	16,062	8,062	3,532

Total anti-dilutive shares	27,092	16,151	9,474

Recent Accounting Pronouncements

Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We adopted the new standard on July 1, 2019 using the required modified retrospective approach and elected to apply the adoption as of the effective date of initial application. As such, prior periods do not reflect the adoption of the new standard. The new standard is effective for fiscal years beginning after July 1, 2019, including interim periods within those fiscal years. See Note 11 for further discussion. As of June 30, 2020, our new office lease had not yet commenced, and therefore we have not recognized the associated right of use asset or liability in our balance sheet. We did not have any outstanding leases as of June 30, 2020.

Note 2. KKC Agreements

KKC License, Development and Commercialization Agreement

In April 2020, we entered into a License, Development and Commercialization Agreement with Kyowa Kirin Company (formerly “Kyowa Hakko Kirin Co., Ltd.”) (“KKC”) a Japanese life sciences company (the “KKC Commercialization Agreement”). We granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S. (the “U.S. License”), and an exclusive (subject to certain retained rights to perform obligations under the KKC Commercialization Agreement), sublicensable, payment-bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the United States (the “Ex-U.S.”) (the “Ex-U.S. license”). KKC granted to us a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize zandelisib for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-U.S. under the KKC Commercialization Agreement. KKC paid us an initial payment of $100 million in May 2020. Of the $100 million, $20.4 million was remitted to the Japanese taxing authorities as a result of the U.S. Internal Revenue Service being closed due to the COVID pandemic, and therefore being unable to provide necessary documentation to support an exemption from the required foreign withholding. We expect to receive the amount paid to the Japanese taxing authorities in fiscal year 2021. Additionally, we may earn up to approximately $582.5 million in potential development, regulatory and commercialization milestone payments, plus royalties on net sales of zandelisib in the Ex-U.S., which are tiered beginning in the teens.

KKC will be responsible for the development and commercialization of zandelisib in the Ex-U.S. and, subject to certain exceptions, will be solely responsible for all costs related thereto. We and KKC will co-develop and co-promote zandelisib in the U.S., with us recording all revenue from U.S. sales. We and KKC will share U.S. profits and costs (including development costs) on a 50-50 basis. We will also provide to KKC certain drug supplies necessary for the development and commercialization of zandelisib in the Ex-U.S., with the understanding that KKC will assume responsibility for manufacturing for the Ex-U.S. as soon as practicable.

We assessed the KKC Commercialization Agreement in accordance with Topic 808 and Topic 606 and determined that our obligations comprise the U.S. License, the Ex-U.S. License, and development services (the “Development Services”). We determined that the KKC Commercialization Agreement is a collaborative arrangement in accordance with Topic 808 that contains multiple units of account, as we and KKC are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement. The U.S. License is a unit of account under the scope of Topic 808 and is not a deliverable under Topic 606, while the Ex-U.S. License and Development Services performance obligations are also under the scope of Topic 606.

We determined that the total transaction price of $191.5 million is comprised of the upfront payment of $100.0 million, expected milestone payments of $20.0 million, estimated development cost-sharing of $66.3 million, and deferred revenue of $5.2 million from the KKC Japan License Agreement. We included the amount of estimated variable consideration that is not constrained for development cost-sharing in the transaction price, and also determined that any variable consideration related to sales-based royalties and commercial milestones related to licenses of intellectual property as it is determined when the sale or usage occurs and is therefore excluded from the transaction price. In addition, we are eligible to receive future development and regulatory milestones upon the achievement of certain criteria; however, these amounts are excluded from variable consideration as the risk of significant revenue reversal will only be resolved depending on future research and development and/or regulatory approval outcomes. We will re-evaluate the estimated variable consideration included in the transaction price and any related constraints at the end of each reporting period.

We allocated the initial transaction price to each unit of account. Variable consideration that relates specifically to our efforts to satisfy specific performance obligations are allocated entirely to those performance obligations. Other components of the transaction price are allocated based on the relative stand-alone selling price, over which management has applied significant judgment. We developed the estimated stand-alone selling price for the licenses using the risk-adjusted net present values of estimated cash flows, and the estimated stand-alone selling price of the development services performance obligations by estimating costs to be incurred, and an appropriate margin, using an income approach.

We determined that control of the U.S. License and Ex-U.S. License were transferred to KKC during the year ended June 30, 2020, and recognized revenue of $21.0 million related to the Ex-U.S. License. The $64.3 million transaction price allocated to the U.S. License obligation accounted for under Topic 808 is recorded as non-current deferred revenue and will begin to be recognized upon future commercialization as non-ASC 606 revenue. We recorded deferred revenue of $18.1 million for the transaction price allocated to the Development Services performance obligations and will recognize this revenue based on the proportional performance of these development activities, which we expect to recognize through fiscal year 2026.

KKC Japan License Agreement

In October 2018, we, as licensor, entered into a license agreement with KKC for zandelisib (“the KKC Japan License Agreement”). Under the terms of the KKC Japan License Agreement, KKC was granted the exclusive right to develop and commercialize zandelisib in Japan. We also granted KKC the right to purchase supply of zandelisib for commercial requirements at cost plus a pre-negotiated percentage, as well as manufacturing rights in Japan. In return, we received an upfront payment of $10.0 million and were eligible to receive additional development and commercialization milestones, as well as royalties on net sales of zandelisib in Japan. In April 2020, we and KKC agreed to terminate the KKC Japan License Agreement. The KKC Japan License Agreement was replaced with the KKC Commercialization Agreement. Pursuant to the terms of the KKC Commercialization Agreement, we agreed to collaborate with KKC on the development, manufacturing and commercialization of zandelisib in Japan.

We assessed the KKC Japan License Agreement in accordance with ASC 606 and determined that our performance obligations comprised the license, research and development obligations, and our obligation to provide clinical trial materials to KKC. We determined that the transaction price amounted to the upfront payment of $10.0 million.

We determined that control of the license was transferred to KKC during the year ended June 30, 2019. Revenue allocated to the research and development obligations was recognized based on the proportional performance of these research and development activities. Revenue allocated to providing clinical trial materials was recognized upon delivery.

Note 3. BeiGene Collaboration

In October 2018, we entered into a clinical collaboration with BeiGene, Ltd. (“BeiGene”) to evaluate the safety and efficacy of zandelisib in combination with BeiGene’s zanubrutinib, an investigational inhibitor of Bruton’s tyrosine kinase (“BTK”), for the treatment of patients with B-cell malignancies. Under the terms of the clinical collaboration agreement, we amended our ongoing Phase 1b trial to include evaluation of zandelisib in combination with zanubrutinib in patients with B-cell malignancies. Study costs are being shared equally by the parties, and we agreed to supply zandelisib and BeiGene agreed to supply zanubrutinib. We record the costs reimbursed by BeiGene as a reduction of our research and development expenses. We retained full commercial rights for zandelisib and BeiGene retained full commercial rights for zanubrutinib.

Note 4. Other License Agreements

Helsinn License Agreement

In August 2016, we, as licensor, entered into an exclusive worldwide license, development, manufacturing and commercialization agreement with Helsinn Healthcare SA, a Swiss pharmaceutical corporation (“Helsinn”) for pracinostat in acute myeloid leukemia (“AML”), myelodisplastic syndrome (“MDS”) and other potential indications (the “Helsinn License Agreement”). Under the terms of the agreement, Helsinn was granted a worldwide exclusive license to develop, manufacture and commercialize pracinostat, and is primarily responsible for funding its global development and commercialization. As compensation for such grant of rights, we received payments of $20.0 million.

We determined that the agreement contains multiple performance obligations for purposes of revenue recognition. Revenue related to the research and development elements of the arrangement is recognized based on the extent of progress toward completion of each performance obligation. Revenue is recognized on a gross basis as we are the primary obligor and have discretion in supplier selection. During the year ended June 30, 2020, our only remaining performance obligation under the agreement is the conduct of a Phase 2 dose-optimization study of pracinostat in combination with azacitidine in patients with high and very high risk MDS who are previously untreated with hypomethylating agents (the “POC study”), for which Helsinn has agreed to share third-party expenses.

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

Note 5. Intangible Assets

Intangible assets consisted of the following, in thousands:

	June 30,
	2020	2019
S*Bio Patents—Gross	$273	$500
Less: accumulated amortization	(273)	(239)

Intangible assets, net	$—	$261

Amortization expense of intangible assets for the years ended June 30, 2020, 2019 and 2018 was $34,000, $35,000 and $35,000, respectively. As a result of Helsinn discontinuing the Phase 3 study of pracinostat in AML, we assessed the estimated future cash flows associated with the patents acquired from S*Bio and recorded an impairment charge of $0.2 million to write off the remaining book value of the intangible assets.

Note 6. Property and Equipment

Property and equipment consisted of the following, in thousands:

	June 30,
	2020	2019
Furniture and equipment	$304	$250
Leasehold improvements	842	48

	1,146	298
Less: accumulated depreciation	(62)	(94)

Property and equipment, net	$1,084	$204

Depreciation expense of property and equipment for the years ended June 30, 2020, 2019 and 2018 was $75,000, $45,000 and $18,000, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following, in thousands:

	June 30,
	2020	2019
Accrued pre-clinical and clinical trial expenses	$2,343	$2,014
Accrued compensation and benefits	3,410	1,973
Accrued legal and professional services expenses	226	316
Other	111	256

Total accrued liabilities	$6,090	$4,559

Note 8. Stockholders’ Equity

Equity Transactions

Underwritten Registered Offering

In December 2019, we completed an underwritten registered offering of 32,343,750 shares of common stock at a price per share of $1.60. We received net cash proceeds of $48.5 million associated with the offering, after costs of $3.3 million.

At-The-Market Equity Offering

In November 2017, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $30.0 million of our common stock pursuant to the shelf registration statement. During the year ended June 30, 2020, we sold 5,471,684 shares under the ATM Sales Agreement for net proceeds of $20.7 million, after costs of $0.4 million.

Shelf Registration Statement

We have a shelf registration statement that permits us to sell, from time to time, up to $200.0 million of common stock, preferred stock and warrants. The shelf registration was filed and declared effective in May 2020, replacing our prior shelf registration statement that was filed and declared effective in May 2017, and carrying forward approximately $107.5 million of unsold securities registered under the prior shelf registration statement. Shares sold in the underwritten registered offering in December 2019 and were sold under the prior shelf registration statement. Shares sold under the ATM Sales Agreement prior to and after May 2020 were issued pursuant to the prior shelf registration statement and shelf registration statement, respectively. As of June 30, 2020, there is $178.9 million aggregate value of securities available under the shelf registration statement, including up to $3.2 million remaining available under the ATM Sales Agreement.

May 2018 Private Placement

In May 2018, we raised $70.2 million, net of transaction costs, in a private placement of common shares and warrants. We issued and sold 33,003,296 shares of common stock, as well as warrants to purchase 16,501,645 shares. The price was approximately $2.27 to purchase one share with an accompanying warrant; each warrant is for the purchase of one-half of a share. The warrants are exercisable at a price of $2.54 per share and expire in May 2023. The warrants were fully vested upon issuance in May 2018. In the event of a sale of the Company, the terms of the warrants require us to use our best efforts to ensure the holders of such warrants will have a continuing right to purchase shares of the acquirer and, if our efforts are unsuccessful, to make a payment to such warrant holders based on a Black-Scholes valuation (using variables as specified in the warrants). Therefore, we are required to account for the warrants as liabilities and record them at fair value. We recorded the fair value of the warrants of $36.6 million upon issuance using the Black-Scholes valuation model. The warrants were revalued as of June 30, 2020 and 2019 at $40.5 million and $17.6 million, respectively; the changes in fair value were recorded in our Statement of Operations. During the year ended June 30, 2019, warrants were exercised for 440,043 shares of common stock, and we received proceeds of $1.1 million. As of June 30, 2020, there were outstanding warrants to purchase 16,061,602 shares of our common stock.

Description of Capital Stock

Our total authorized share capital is 226,100,000 shares consisting of 226,000,000 shares of common stock, $0.00000002 par value per share, and 100,000 shares of preferred stock, $0.01 par value per share.

Common Stock

The holders of common stock are entitled to one vote per share. In the event of a liquidation, dissolution or winding up of our affairs, holders of the common stock will be entitled to share ratably in all our assets that are remaining after payment of our liabilities and the liquidation preference of any outstanding shares of preferred stock. All outstanding shares of common stock are fully paid and non-assessable. The rights, preferences and privileges of holders of common stock are subject to any series of preferred stock that we have issued or that we may issue in the future. The holders of common stock have no pre-emptive rights and are not subject to future calls or assessments by us.

Preferred Stock

Our Board of Directors has the authority to issue up to 100,000 shares of preferred stock with par value of $.01 per share in one or more series and to fix the rights, preferences, privileges and restrictions in respect of that preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices and liquidation preferences, and the number of shares constituting such series and the designation of any such series, without future vote or action by the stockholders. Therefore, the board without the approval of the stockholders could authorize the issue of preferred stock with voting, conversion and other rights that could affect the voting power, dividend and other rights of the holders of shares or that could have the effect of delaying, deferring or preventing a change of control. There were no shares of preferred stock outstanding as of June 30, 2020 or 2019.

Note 9. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs. In December 2008, we adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (“2008 Plan”), as amended and restated in 2011, 2013, 2014, 2015, 2016 and 2018, under which 19,089,794 shares of common stock are authorized for issuance. The 2008 Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, employees and advisors. As of June 30, 2020, there were 6,437,150 shares available for future grant under the 2008 Plan.

Total share-based compensation expense for all stock awards consists of the following, in thousands:

	Years Ended June 30,
	2020	2019	2018
Research and development	$2,777	$2,239	$1,176
General and administrative	4,024	4,323	2,041

Total share-based compensation	$6,801	$6,562	$3,217

Stock Options

Stock options granted to employees vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. As of June 30, 2020, there were a total of 11,252,976 options outstanding.

A summary of our stock option activity and related data follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2019	8,356,961	$3.20
Granted	3,733,333	$2.50
Exercised	(153,679)	$1.77
Forfeited / Cancelled	(125,749)	$2.45
Expired	(557,890)	$6.89

Outstanding at June 30, 2020	11,252,976	$2.81	7.8	$15,290,655

Vested and exercisable at June 30, 2020	5,475,069	$2.66	7.0	$8,330,387

As of June 30, 2020, the aggregate intrinsic value of outstanding options is calculated as the difference between the exercise price of the underlying options and the closing price of our common stock of $4.13 on that date. The total fair value of options that vested during the years ended June 30, 2020, 2019 and 2018 was $5.4 million, $3.4 million and $2.4 million, respectively.

A summary of our non-vested stock option activity:

	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at June 30, 2019	4,376,928	$3.51
Granted	3,733,333	$2.50
Forfeited	(76,563)	$2.86
Vested	(2,255,791)	$3.26

Nonvested at June 30, 2020	5,777,907	$2.96

Unrecognized compensation expense related to non-vested stock options totaled $4.7 million as of June 30, 2020. Such compensation expense is expected to be recognized over a weighted-average period of 1.6 years. As of June 30, 2020, we expect all outstanding options to vest.

We use a Black-Scholes valuation model to estimate the grant date fair value of stock options. To calculate these fair values, the following weighted-average assumptions were used:

	Years Ended June 30,
	2020	2019	2018
Risk-free interest rate	1.7%	2.7%	2.3%
Expected life (years)	6.0	6.0	6.0
Expected volatility	74.1%	82.5%	93.7%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average grant date fair value	$1.64	$2.78	$2.40

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

Presage License Agreement

As discussed in Note 2, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of June 30, 2020, we have not accrued any amounts for potential future payments.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus 166,527 shares of our common stock having a value of $500,000 was paid in August 2017 upon the first dosing of a patient in a Phase 3 clinical trial. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of June 30, 2020, we have not accrued any amounts for potential future payments.

CyDex License Agreement

As discussed in Note 2, we are party to a license agreement with CyDex under which we may be required to make future payments upon the achievement of certain milestones, as well as potential future royalties based upon net sales. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. As of June 30, 2020, we have not accrued any amounts for potential future payments.

COVID-19

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”) and the risks to the international community. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. As a result of the ongoing and rapidly evolving COVID-19 pandemic, various public health orders and guidance measures have been implemented across much of the United States, and across the globe, including in the locations of our offices, clinical trial sites, key vendors and partners. While we continue to enroll and dose patients in our clinical trials, our clinical development program timelines have been negatively affected by COVID-19. The extent to which the ongoing pandemic continues to impact our business, including our preclinical studies, chemistry, manufacturing, and control (CMC) studies and clinical trials, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to minimize its economic impact.

In light of the COVID-19 outbreak, the FDA issued a number of new guidance documents. Specifically, as a result of the potential effect of the COVID-19 outbreak on many clinical trial programs in the U.S. and globally, the U.S. FDA issued guidance concerning potential impacts on clinical trial programs, changes that may be necessary to such programs if they proceed, considerations regarding trial suspensions and discontinuations, the potential need to consult with or make submissions to relevant ethics committees, IRBs, and the FDA, the use of alternative drug delivery methods, and considerations with respect the outbreak’s impacts on endpoints, data collection, study procedures, and analysis. In addition, the European Medicines Agency (EMA) as well as country regulatory authorities have issued similar guidance.

CARES Act

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. Regulatory guidance has indicated that public companies are ineligible to participate in certain of the loan programs provided by the CARES Act. We do not expect that the CARES Act will have a material impact on our financial condition, results of operation, or liquidity.

Legal Proceedings

On August 10, 2020, an individual who allegedly purchased 50 shares of our common stock filed a putative securities class action lawsuit in the United States District Court for the Southern District of California against the Company, Daniel P. Gold, and Brian G. Drazba, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiff seeks to sue on behalf of all purchasers of our securities from August 2, 2017 through July 1, 2020 and alleges, among other things, that we made false and misleading statements relating to pracinostat during the proposed class period. We believe that the claims are without merit, as to both the facts and the law, and intend to vigorously defend the case. At this stage, the Company cannot predict the ultimate outcome of this case or whether it will result in any loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action.

Note 11. Leases

In December 2019, we entered into a lease agreement for approximately 32,800 square feet of office space in San Diego, California. The contractual lease term is from July 2020 through March 2028. The average annual lease payments over the term of the lease will approximate $1.5 million, plus a pro rata share of certain building expenses. Our total contractual obligation over the term of the lease is approximately $11.5 million.

Note 12. Segment Information

We have one operating segment, the development of pharmaceutical compounds. All of our assets and liabilities were located in the United States of America as of June 30, 2020, 2019 and 2018.

Note 13. Income Taxes

Pre-tax loss consists of the following jurisdictions (in thousands):

	Years Ended June 30,
	2020	2019	2018
Domestic	$(46,016)	$(16,819)	$(40,068)
Foreign	—	—	—

Pre-tax loss	$(46,016)	$(16,819)	$(40,068)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Years Ended June 30,
	2020		2019		2018
	$	%	$	%	$	%
Tax benefit (expense) at U.S. statutory rates	$9,663	21%	$3,532	21%	$11,019	28%
State tax	9	0%	86	1%	(5,370)	-13%
Warrant liability costs	(4,803)	-10%	5,803	35%	(3,320)	-8%
Equity compensation	(2)	0%	138	1%	(837)	-2%
(Increase) decrease in valuation allowance	(4,230)	-9%	(9,082)	-54%	14,914	37%
Revaluation of deferred taxes	—	0%	—	0%	(15,870)	-40%
Other	(638)	-1%	(478)	-3%	(537)	-1%

	$(1)	0%	$(1)	0%	$(1)	0%

Deferred tax liabilities and assets are comprised of the following (in thousands):

	June 30,
	2020	2019
Deferred tax assets:
Deferred revenue	$17,325	$1,635
Fixed and intangible assets	18,832	15,328
Share-based payments	3,834	3,081
Tax losses carried forward	2,214	18,510
Compensation accruals	709	85
Consultant and other accruals	20	41
Charitable contributions	—	22

Total deferred tax assets	42,934	38,702
Valuation allowance for deferred tax assets	(42,934)	(38,702)

Net deferred tax assets and liabilities	$—	$—

We evaluate the recoverability of the deferred tax assets and the amount of the required valuation allowance. Due to the uncertainty surrounding the realization of the tax deductions in future tax returns, we have recorded a valuation allowance against our net deferred tax assets as of June 30, 2020 and 2019. At such time as it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance would be reduced.

We had federal and state net operating loss carryforwards of approximately $4.2 million and $19.1 million as of June 30, 2020. The federal net operating losses will carryforward indefinitely until utilized. State net operating loss carryforwards will begin to expire in 2030.

Our ability to utilize our net operating loss carryforwards may be substantially limited due to ownership changes that have occurred or that could occur in the future under Section 382 of the Internal Revenue Code and similar state laws. During 2020, we completed a study to analyze whether one or more ownership changes had occurred and determined that two such ownership changes did occur. While the ownership changes do limit the amount of net operating loss we are able to use each year, all of our net operating losses are expected to be available for utilization prior to expiring. The Tax Act limits the deduction of net operating losses to 80% of current year taxable income, however, as a result of the CARES Act, the 80% limitation was temporarily repealed until our fiscal year ending June 30, 2021. Additionally, the CARES Act allows for NOLs arising from taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the five years prior to the taxable year of such losses.

None of our prior income tax returns have been selected for examination by a major taxing jurisdiction; however, the statutes of limitations for various filings remain open. The oldest filings subject to potential examination for federal and state purposes are 2016 and 2015, respectively. If we utilize a net operating loss related to a closed year, the stature for the year would re-open. We have not reduced any tax benefit on our financial statements due to uncertain tax positions as of June 30, 2020 and we are not aware of any circumstance that would significantly change this result through the end of fiscal year 2020. To the extent we incur income-tax related penalties or interest, we will recognize them as additional income tax expense.

Note 14. Selected Quarterly Financial Information (Unaudited)

The following table presents our unaudited quarterly results of operations for the years ended June 30, 2020 and 2019 (in thousands, except per share amounts).

	Quarters Ended				Year Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2020
Total revenues	$25,504	$1,244	$1,008	$1,157	$28,913
Net loss (1)	$(18,476)	$(4,329)	$(20,217)	$(2,994)	$(46,016)
Basic loss per share	$(0.17)	$(0.04)	$(0.26)	$(0.04)	$(0.51)
Diluted loss per share	$(0.17)	$(0.04)	$(0.26)	$(0.04)	$(0.51)

	Quarters Ended				Year Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2019
Total revenues	$1,129	$1,249	$2,049	$488	$4,915
Net income (loss) (1)	$3,052	$(17,354)	$12,025	$(14,542)	$(16,819)
Basic income (loss) per share	$0.04	$(0.24)	$0.17	$(0.21)	$(0.24)
Diluted loss per share	$(0.15)	$(0.24)	$(0.15)	$(0.21)	$(0.75)

(1)	We have experienced large changes in our net loss which relates to the change in fair value of the warrant liability for the years ended June 30, 2020 and 2019. Refer to Note 1 for further discussion.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management believes that our internal control over financial reporting is effective as of June 30, 2020.

There were no changes in internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other information required by this item is incorporated herein by reference to our proxy statement for the fiscal year ended June 30, 2020 (the “Proxy Statement”).

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

3. Exhibits

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2019 (File No. 000-50484)).

3.5	Certificate of Designation of Series A Convertible Preferred Stock of Marshall Edwards, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2011 (File No. 000-50484))

3.6	Certificate of Designation of Series B Preferred Stock of Marshall Edwards, Inc. (incorporated by reference to Exhibit 4 to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2011 (File No. 000-50484))

3.7	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2020 (File No. 000-50484)).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on October 31, 2003 (Reg. No. 333-109129)).

4.2	Form of Warrant (incorporated by reference to Exhibit B to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2018 (File No. 000-50484)).

4.3*	Description of Capital Stock of MEI Pharma, Inc.

10.1	Employment letter dated April 23, 2010, between Marshall Edwards, Inc. and Daniel Gold (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2010 (File No. 000-50484)).

10.2	Employment letter dated June 1, 2011, between Marshall Edwards, Inc. and Robert D. Mass (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011 (File No. 000-50484)).

10.3	Employment letter dated March 6, 2014, between MEI Pharma, Inc. and David M. Urso (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2014 (File No. 000-50484)).

10.4	Amendment No. 1, dated July 12, 2018, to the Employment Letter dated March 6, 2014, between MEI Pharma, Inc. and David M. Urso. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2018 (File No. 000-50484)).

10.5	Employment letter dated February 1, 2017, between MEI Pharma, Inc. and Brian G. Drazba (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2017 (File No. 000-50484)).

10.6	MEI Pharma, Inc. Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 30, 2018 (File No. 000-50484)).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2011 (File No. 000-50484)).

10.8	Asset Purchase Agreement, dated as of August 7, 2012, between MEI Pharma, Inc. and S*Bio Pte Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2012 (File No. 000-50484)).

10.9**	License Agreement, dated September 28, 2012, between Cydex Pharmaceuticals, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2012 (File No. 000-50484)).

10.10**	Supply Agreement, dated September 28, 2012, between Cydex Pharmaceuticals, Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2012 (File No. 000-50484)).

10.11**	License, Development and Commercialization Agreement, dated August 5, 2016, by and between the Company and Helsinn Healthcare SA (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A filed on February 16, 2017 (File No. 000-50484)).

10.12	Common Stock Purchase Agreement, dated as of August 5, 2016, by and between MEI Pharma, Inc. and Helsinn Investment Fund SA (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2016 (File No. 000-50484)).

10.13**	License Agreement, dated as of September 5, 2017, by and between MEI Pharma, Inc. and Presage Biosciences, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2017 (File No. 000-50484)).

10.14	At-The-Market Equity Offering Sales Agreement, dated November 8, 2017 between MEI Pharma, Inc. and Stifel, Nicolaus & Company, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2017 (File No. 000-50484)).

10.15	Securities Purchase Agreement, dated May 11, 2018, between MEI Pharma, Inc. and the purchasers identified in Exhibit A therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2018 (File No. 000-50484)).

10.17**	License, Development and Commercialization Agreement, dated as of October 31, 2018, by and between the Company and Kyowa Hakko Kirin Co., Ltd., now known as Kyowa Kirin Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2019 (File No. 000-50484)).

10.18***	License, Development and Commercialization Agreement, dated as of April 13, 2020, by and between the Company and Kyowa Kirin Co., Ltd. (formerly known as Kyowa Hakko Kirin Co., Ltd.)*

23.1	Consent of Independent Registered Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(*)	Filed herewith.
(**)	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.
(***)	Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 9, 2020.

MEI PHARMA, INC.
A Delaware Corporation

By:	/s/ Daniel P. Gold
Daniel P. Gold
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 9, 2020.

Signatures		Title

By:	/s/ Daniel P. Gold	President, Chief Executive Officer and Director
	Daniel P. Gold	(Principal Executive Officer)

By:	/s/ Brian G. Drazba	Secretary, Chief Financial Officer
	Brian G. Drazba	(Principal Financial and Accounting Officer)

By:	/s/ Christine A. White	Chairman
Christine A. White

By:	/s/ Charles V. Baltic III	Director
Charles V. Baltic

By:	/s/ Thomas C. Reynolds	Director
Thomas C. Reynolds

By:	/s/ Nicholas R. Glover	Director
Nicholas R. Glover

By:	/s/ Kevan E. Clemens	Director
Kevan E. Clemens

By:	/s/ Frederick W. Driscoll	Director
Frederick W. Driscoll

By:	/s/ Tamar D. Howson	Director
Tamar D. Howson

By:	/s/ Cheryl L. Cohen	Director
Cheryl L. Cohen