Form 10-Q
period 2020-09-30
MEI Pharma, Inc.
filed 2020-11-10
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 112,522,001.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1: Condensed Financial Statements – Unaudited

MEI PHARMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2020	June 30, 2020
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$10,956	$12,331
Short-term investments	165,179	170,299

Total cash, cash equivalents and short-term investments	176,135	182,630
Receivable for foreign tax withholding	20,420	20,420
Prepaid expenses and other current assets	7,375	5,594

Total current assets	203,930	208,644
Operating lease right-of-use asset	8,420	—
Property and equipment, net	1,659	1,084

Total assets	$214,009	$209,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,375	$2,437
Accrued liabilities	5,537	6,090
Deferred revenue	18,972	14,777
Operating lease liabilities	602	—

Total current liabilities	31,486	23,304
Deferred revenue, long-term	64,864	67,723
Warrant liability	27,259	40,483
Operating lease liabilities, long-term	8,072	—

Total liabilities	131,681	131,510

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 112,522 and 111,514 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	—	—
Additional paid-in capital	361,654	355,452
Accumulated deficit	(279,326)	(277,234)

Total stockholders’ equity	82,328	78,218

Total liabilities and stockholders’ equity	$214,009	$209,728

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2020	2019

Revenue	$3,834	$1,157

Operating expenses:
Cost of revenue	509	688
Research and development	12,996	8,962
General and administrative	5,915	4,130

Total operating expenses	19,420	13,780

Loss from operations	(15,586)	(12,623)

Other income (expense):
Change in fair value of warrant liability	13,224	9,269
Interest and dividend income	275	374
Other expense	(5)	(14)

Net loss	$(2,092)	$(2,994)

Net loss:
Basic	$(2,092)	$(2,994)

Diluted	$(15,316)	$(2,994)

Net loss per share:
Basic	$(0.02)	$(0.04)

Diluted	$(0.13)	$(0.04)

Shares used in computing net loss per share:
Basic	112,435	73,628

Diluted	114,957	73,628

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2020	111,514	$355,452	$(277,234)	$78,218
Net loss	—	—	(2,092)	(2,092)
Issuance of common stock	958	3,136	—	3,136
Exercise of stock options	50	124	—	124
Share-based compensation expense	—	2,942	—	2,942

Balance at September 30, 2020	112,522	$361,654	$(279,326)	$82,328

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2019	73,545	$279,148	$(231,218)	$47,930
Net loss	—	—	(2,994)	(2,994)
Issuance of common stock	64	159	—	159
Exercise of stock options	46	72	—	72
Share-based compensation expense	—	2,113	—	2,113

Balance at September 30, 2019	73,655	$281,492	$(234,212)	$47,280

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(2,092)	$(2,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(13,224)	(9,269)
Share-based compensation	2,942	2,113
Depreciation and amortization	69	31
Non-cash lease expense	269	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,781)	300
Accounts payable	3,938	(1,689)
Accrued liabilities	(553)	(1,702)
Deferred revenue	1,336	(868)
Operating lease liability	(15)	—

Net cash used in operating activities	(9,111)	(14,078)

Cash flows from investing activities:
Purchases of property and equipment	(644)	—
Purchases of short-term investments	(54,989)	(19,979)
Proceeds from maturity of short-term investments	60,109	24,946

Net cash provided by investing activities	4,476	4,967

Cash flows from financing activities:
Proceeds from exercise of stock options	124	72
Proceeds from issuance of common stock, net	3,136	159
Collection of common stock proceeds receivable	—	5,274

Net cash provided by financing activities	3,260	5,505

Net decrease in cash and cash equivalents	(1,375)	(3,606)
Cash and cash equivalents at beginning of the period	12,331	9,590

Cash and cash equivalents at end of the period	$10,956	$5,984

Supplemental disclosures:
Income taxes paid	$(8)	$(1)
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$8,689	$—

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

Liquidity

We have accumulated losses of $279.3 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2020, we had $176.1 million in cash and cash equivalents and short-term investments. Additionally, we had a receivable of $20.4 million from the Japanese taxing authorities that had been withheld from the $100 million upfront payment associated with the License, Development and Commercialization Agreement with Kyowa Kirin Company (formerly “Kyowa Hakko Kirin Co., Ltd.”) (“KKC”), a Japanese life sciences company (the “KKC Commercialization Agreement”) (Note 3). The receivable was received in October 2020. We believe that these resources will be sufficient to meet our obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2020, included in our Annual Report on Form 10-K (“2020 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on September 9, 2020. Interim results are not necessarily indicative of results for a full year.

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

Revenue Recognition

ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”)

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

We recognized revenue associated with the following license agreements (in thousands):

	Three Months Ended September 30,
	2020	2019
KKC License Agreements	$3,569	$797
Helsinn License Agreement	265	360

	$3,834	$1,157

Timing of Revenue Recognition:
Services performed over time	$3,834	$1,157

	$3,834	$1,157

The KKC Commercialization Agreement and KKC Japan License Agreement include other distinct performance obligations that will be satisfied over time, and accordingly we recognized $3.6 million and $0.8 million related to our progress toward satisfying those obligations during the three months ended September 30, 2020 and 2019, respectively.

Based on the characteristics of the Helsinn License Agreement (Note 3), control of the remaining deliverables occurs over time and therefore we recognize revenue based on the extent of progress towards completion of the performance obligations. Accordingly, we recognized $0.3 million and $0.4 million related to our progress toward satisfying those obligations during the three months ended September 30, 2020 and 2019, respectively.

Contract Balances

Receivables and contract assets are included in our balance sheet in “Prepaid expenses and other current assets”, and contract liabilities are included in “Deferred revenue” and “Deferred revenue long-term”. The following table presents changes in contract assets and contract liabilities during the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019
Receivables
Receivables, beginning of period	$2,605	$—
Net change	(2,488)	326

Receivables, end of period	$117	$326

Contract assets
Contract assets, beginning of period	$604	$686
Net change	4,775	(217)

Contract assets, end of period	$5,379	$469

Contract liabilities
Contract liabilities, beginning of period	$82,500	$7,774
Net change	1,336	(868)

Contract liabilities, end of period	$83,836	$6,906

The timing of revenue recognition, invoicing and cash collections results in billed accounts receivable and unbilled receivables (contract assets), which are classified as “prepaid expenses and other current assets” on our Condensed Balance Sheet, and deferred revenue (contract liabilities). We invoice our customers in accordance with agreed-upon contractual terms, typically at periodic intervals or upon achievement of contractual milestones. Invoicing may occur subsequent to revenue recognition, resulting in contract assets. We may receive advance payments from our customers before revenue is recognized, resulting in contract liabilities. The contract assets and liabilities reported on the Condensed Balance Sheet relate to the KKC Agreements and Helsinn License Agreement.

As of September 30, 2020, we had $83.8 million of deferred revenue associated with our remaining performance obligations under the KKC Commercialization Agreement. We expect to recognize approximately $19.0 million of deferred revenue in the next 12 months, and an additional $64.9 million thereafter.

Revenues from Collaborators

We earn revenue in connection with collaboration agreements, which are described in Note 3, License Agreements, and Note 4, BeiGene Collaboration.

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

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2020 and 2019, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

There have been no material changes in our unrecognized tax benefits since June 30, 2020, and, as such, the disclosures included in our 2020 Annual Report continue to be relevant for the three months ended September 30, 2020.

Leases

Effective July 1, 2019, we adopted FASB ASC Topic 842, Leases (“ASC 842”), using a modified retrospective basis method under which prior comparative periods are not restated. This standard requires lessees to recognize in the statement of financial position a liability to make lease payments and a right-of-use (“ROU”) asset representing our right to use the underlying asset for the lease term. At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances within the arrangement. A lease is identified where an arrangement conveys the right to control the use of identified property, plant, and equipment for a period of time in exchange for consideration. Leases which are identified within the scope of ASC

842 and which have a term greater than one year are recognized on our Condensed Balance Sheet as ROU assets and lease liabilities. Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected remaining lease term. The lease term includes any renewal options and termination options that we are reasonably certain to exercise. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, we use our incremental borrowing rate. The incremental borrowing rate is determined based on the rate of interest that we would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment. The interest rate implicit in lease contracts to calculate the present value is typically not readily determinable. As such, significant management judgment is required to estimate the incremental borrowing rate.

Rent expense for operating leases is recognized on a straight-line basis over the lease term based on the total lease payments. We have elected the practical expedient to not separate lease and non-lease components for our real estate leases. Our non-lease components are primarily related to property maintenance, which varies based on future outcomes, and thus is recognized in rent expense when incurred.

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

We measure the following financial instruments at fair value on a recurring basis. The fair values of these financial instruments were as follows (in thousands):

	September 30, 2020			June 30, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Warrant liability	$—	$—	$(27,259)	$—	$—	$(40,483)

Total	$—	$—	$(27,259)	$—	$—	$(40,483)

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

In May 2018, we issued warrants in connection with our private placement of shares of common stock. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Balance Sheet. We recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our Condensed Statement of Operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the Condensed Statement of Operations for the three months ended September 30, 2020 and 2019, respectively.

To calculate the fair value of the warrant liability, the following assumptions were used:

	September 30, 2020	June 30, 2020
Risk-free interest rate	0.2%	0.2%
Expected life (years)	2.6	2.9
Expected volatility	81.6%	77.4%
Dividend yield	0.0%	0.0%
Black-Scholes Fair Value	$1.70	$2.52

The following table sets forth a summary of changes in the estimated fair value of our Level 3 warrant liability for the three months ended September 30, 2020 and 2019 (in thousands):

	Fair Value of Warrants Using Significant Unobservable Inputs (Level 3)
	2020	2019
Balance at July 1,	$40,483	$17,613
Change in estimated fair value of liability classified warrants	(13,224)	(9,269)

Balance at September 30,	$27,259	$8,344

Note 3. License Agreements

KKC License, Development and Commercialization Agreement

In April 2020, we entered into the KKC Commercialization Agreement. Under the agreement, we granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S. (the “U.S. License”), and an exclusive (subject to certain retained rights to perform obligations under the KKC Commercialization Agreement), sublicensable, payment-bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the United States (the “Ex-U.S.”) (the “Ex-U.S. license”). KKC granted to us a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize zandelisib for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-U.S. under the KKC Commercialization Agreement. KKC paid us an initial payment of $100 million in May 2020. Of the $100 million paid by KKC, $20.4 million was remitted by KKC to the Japanese taxing authorities as a result of the U.S. Internal Revenue Service being closed due to the COVID pandemic, and therefore being unable to provide necessary documentation to support an exemption from the required foreign withholding. We received the amount remitted to the Japanese taxing authorities in October 2020. Additionally, we may earn up to approximately $582.5 million in potential development, regulatory and commercialization milestone payments, plus royalties on net sales of zandelisib in the Ex-U.S., which are tiered beginning in the teens.

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

We determined, at the time of our initial assessment, that the total transaction price of $191.5 million is comprised of the upfront payment of $100.0 million, expected milestone payments of $20.0 million, estimated development cost-sharing of $66.3 million, and deferred revenue of $5.2 million from the KKC Japan License Agreement. During the three months ended September 30, 2020, we updated our initial assessment to reflect estimated development cost-sharing of $77.8 million. We included the amount of estimated variable consideration that is not constrained for development cost-sharing in the transaction price, and also determined that any variable consideration related to sales-based royalties and commercial milestones related to licenses of intellectual property as it is determined when the sale or usage occurs and is therefore excluded from the transaction price. In addition, we are eligible to receive future development and regulatory milestones upon the achievement of certain criteria; however, these amounts are excluded from variable consideration as the risk of significant revenue reversal will only be resolved depending on future research and development and/or regulatory approval outcomes. We re-evaluate the estimated variable consideration included in the transaction price and any related constraints at the end of each reporting period.

We allocated the transaction price to each unit of account. Variable consideration that relates specifically to our efforts to satisfy specific performance obligations are allocated entirely to those performance obligations. Other components of the transaction price are allocated based on the relative stand-alone selling price, over which management has applied significant judgment. We developed the estimated stand-alone selling price for the licenses using the risk-adjusted net present values of estimated cash flows, and the estimated stand-alone selling price of the development services performance obligations by estimating costs to be incurred, and an appropriate margin, using an income approach.

We determined that control of the U.S. License and Ex-U.S. License were transferred to KKC during the year ended June 30, 2020, and recognized revenue of $21.0 million related to the Ex-U.S. License. The $64.3 million transaction price allocated to the U.S. License obligation accounted for under Topic 808 is recorded as non-current deferred revenue and will begin to be recognized upon future commercialization as non-ASC 606 revenue. As of September 30, 2020 and June 30, 2020, we recorded deferred revenue of $19.3 million and $18.1 million, respectively, for the transaction price allocated to the Development Services performance obligations and are recognizing this revenue based on the proportional performance of these development activities, which we expect to recognize through fiscal year 2026.

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

We determined that the agreement contains multiple performance obligations for purposes of revenue recognition. Revenue related to the research and development elements of the arrangement is recognized based on the extent of progress toward completion of each performance obligation. Revenue is recognized on a gross basis as we are the primary obligor and have discretion in supplier selection. During the three months ended September 30, 2020, our only remaining performance obligation under the agreement is the conduct of a Phase 2 dose-optimization study of pracinostat in combination with azacitidine in patients with high and very high risk MDS who are previously untreated with hypomethylating agents (the “POC study”), for which Helsinn has agreed to share third-party expenses.

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

Note 4. BeiGene Collaboration

In October 2018, we entered into a clinical collaboration with BeiGene, Ltd. (“BeiGene”) to evaluate the safety and efficacy of zandelisib in combination with BeiGene’s zanubrutinib (marketed as Brukinsa®), an inhibitor of Bruton’s tyrosine kinase (“BTK”), for the treatment of patients with B-cell malignancies. Under the terms of the clinical collaboration agreement, we amended our ongoing Phase 1b trial to include evaluation of zandelisib in combination with zanubrutinib in patients with B-cell malignancies. Study costs are being shared equally by the parties, and we agreed to supply zandelisib and BeiGene agreed to supply zanubrutinib. We record the costs reimbursed by BeiGene as a reduction of our research and development expenses. We retained full commercial rights for zandelisib and BeiGene retained full commercial rights for zanubrutinib.

Note 5. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three months ended September 30, 2020 and 2019. Diluted net loss per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

The following table presents the calculation of net loss used to calculate basic loss and diluted loss per share (in thousands):

	Three Months Ended September 30,
	2020	2019
Net loss - basic	$(2,092)	$(2,994)
Change in fair value of warrant liability	(13,224)	—

Net loss - diluted	$(15,316)	$(2,994)

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

The following table presents weighted-average potentially dilutive shares (in thousands) that have been excluded from the calculation of net loss per share because of their anti-dilutive effect:

	Three Months Ended September 30,
	2020	2019
Stock options	15,128	10,930
Restricted stock units	429	—
Warrants	—	16,062

Total anti-dilutive shares	15,557	26,992

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

Presage License Agreement

As discussed in Note 3, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of September 30, 2020, we have not accrued any amounts for potential future payments.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $74.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. As of September 30, 2020, we have not accrued any amounts for potential future payments.

CyDex License Agreement

As discussed in Note 3, we are party to a license agreement with CyDex under which we may be required to make future payments upon the achievement of certain milestones, as well as potential future royalties based upon net sales. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. As of September 30, 2020, we have not accrued any amounts for potential future payments.

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

Legal Proceedings

On August 10, 2020, Guy Bahat, an individual who allegedly purchased 50 shares of our common stock filed a putative securities class action lawsuit (the “Securities Class Action”) in the United States District Court for the Southern District of California against the Company, Daniel P. Gold, and Brian G. Drazba, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exhange Act”) and Rule 10b-5 thereunder. The plaintiff seeks to sue on behalf of all purchasers of our securities from August 2, 2017 through July 1, 2020 and alleges, among other things, that we made false and misleading statements relating to pracinostat during the proposed class period. We believe that the claims are without merit, as to both the facts and the law, and intend to vigorously defend the case.

On October 21, 2020, Peter D’Arcy, an individual who alleges that he is a Company stockholder, filed a putative stockholder derivative action nominally on behalf of the Company in the United States District Court for the District of Delaware (the “Derivative

Action”) against Dr. Gold, Mr. Drazba, Mr. Charles V. Baltic, III, Dr. Kevan E. Clemens, Mr. Frederick W. Driscoll, Dr. Nicholas R. Glover, Ms. Tamar D. Howson, Dr. Thomas C. Reynolds, Mr. William D. Rueckert, and Dr. Christine A. White, and naming the Company as a nominal defendant. The Derivative Action is based upon the pracinostat-related allegations in the Securities Class Action described above, and alleges claims under Section 14(a) of the Exchange Act and claims for breach of fiduciary duty, unjust enrichment, corporate waste, and contribution. We believe the plaintiff in the Derivative Action lacks standing to sue on behalf of the Company.

At this stage, we cannot predict the ultimate outcome of the Securities Class Action or the Derivative Action or whether they will result in any loss. Accordingly, we have not accrued an amount for any potential loss associated with these actions.

Note 7. Leases

In December 2019, we entered into a lease agreement for approximately 32,800 square feet of office space in San Diego, California. We have accounted for the lease as an operating lease. The contractual lease term began in July 2020 and is scheduled to expire in March 2028. The lease contains an option to renew and extend the lease terms. We have not included the lease extension within the ROU asset and lease liability on the balance sheet as it is not reasonably certain to be exercised. The lease includes variable non-lease components (e.g. common area maintenance, maintenance, etc.) that are not included in the ROU asset and lease liability and are reflected as an expense in the period incurred. We do not have any other operating or finance leases. Upon commencement of the lease, we recognized an operating lease ROU asset of $8.7 million and a corresponding operating lease liability of $8.7 million.

The following is a schedule of the future minimum rental payments for our operating lease, reconciled to the lease liability as of September 30, 2020 (in thousands):

September 30, 2020
2021	$1,240
2022	1,531
2023	1,576
2024	1,209
2025	1,596
Thereafter	4,403

Total	11,555
Less: Present value discount	(2,881)

Lease liability	$8,674

Other Balance Sheet Information-Operating Lease
Weighted average remaining lease term (in years)	7.5
Weighted average discount rate	7.50%

Note 8. Short-Term Investments

As of September 30, 2020 and June 30, 2020, our short-term investments consisted of $165.2 million and $170.3 million, respectively, in U.S. government securities. The short-term investments held as of September 30, 2020 and June 30, 2020 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. As of September 30, 2020 and June 30, 2020, the gross holding gains and losses were immaterial.

Note 9. Stockholders’ Equity

Equity Transactions

At-The-Market Equity Offering

On November 8, 2017, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $30.0 million of our common stock pursuant to the shelf registration statement. During the three months ended September 30, 2020, we sold 958,083 shares under the ATM Sales Agreement for net proceeds of $3.1 million, after costs of $0.1 million. The ATM Sales Agreement expired on November 8, 2020. There are no amounts remaining available under the ATM Sales Agreement.

Shelf Registration Statement

We have a shelf registration statement that permits us to sell, from time to time, up to $200.0 million of common stock, preferred stock and warrants. The shelf registration was filed and declared effective in May 2020, replacing our prior shelf registration statement that was filed and declared effective in May 2017, and carrying forward approximately $107.5 million of unsold securities registered under the prior shelf registration statement. As of September 30, 2020, there is $175.7 million aggregate value of securities available under the shelf registration statement.

Warrants

As of September 30, 2020, we have outstanding warrants to purchase 16,061,602 shares of our common stock. The warrants are fully vested, exercisable at a price of $2.54 per share and expire in May 2023. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Balance Sheet. Therefore, we are required to account for the warrants as liabilities and record them at fair value. The warrants were revalued as of September 30, 2020 at $27.3 million and as of June 30, 2020 at $40.5 million; the changes in fair value were recorded in our Condensed Statement of Operations. No warrants were exercised during the three months ended September 30, 2020.

Note 10. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs. In December 2008, we adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (“2008 Plan”), as amended and restated in 2011, 2013, 2014, 2015, 2016 and 2018, under which 19,089,794 shares of common stock are authorized for issuance. The 2008 Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, employees and advisors. As of September 30, 2020, there were 1,791,137 shares available for future grant under the 2008 Plan.

Total share-based compensation expense for all stock awards consists of the following, (in thousands):

	Three Months Ended September 30,
	2020	2019
Research and development	$1,129	$781
General and administrative	1,813	1,332

Total share-based compensation	$2,942	$2,113

Stock Options

Stock option activity for the three months ended September 30, 2020 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2020	11,252,976	$2.81
Granted	4,280,300	3.46
Exercised	(50,229)	2.46
Forfeited / Cancelled	(70,937)	3.46
Expired	—	—

Outstanding at September 30, 2020	15,412,110	2.99	8.2	$6,818,933

Vested and exercisable at September 30, 2020	6,636,348	2.68	7.0	$4,895,136

The fair value of each stock option granted during the three months ended September 30, 2020 is estimated on the grant date under the fair value method using a Black-Scholes valuation model. Stock options granted to employees during the three months ended September 30, 2020 vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors during the three months ended September 30, 2020 vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Three Months Ended September 30,
	2020	2019
Risk-free interest rate	0.4%	1.8%
Expected life (years)	6.0	6.0
Expected volatility	80.6%	73.6%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$2.35	$1.63

As of September 30, 2020, there was $11.9 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

In July 2020, we granted 442,650 RSUs to employees. Each RSU represented the contingent right to receive one share of our common stock. The RSUs will vest in periods of either one year or two years from the date of grant. The fair value of the RSUs was measured at $3.49 per unit. Under the terms of the 2008 Plan, each of the RSUs is calculated as 1.25 shares of common stock for purposes of determining the number of shares available for future grant. There were forfeitures of 6,000 RSUs during the three months ended September 30, 2020, and 436,650 unvested RSUs were outstanding as of September 30, 2020. As of September 30, 2020, unrecognized compensation expense related to the unvested portion of our RSUs was approximately $1.3 million and is expected to be recognized over approximately 1.5 years.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” in our 2020 Annual Report, and elsewhere in this report, including, among other things:

•

the outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease, and government responses thereto, may materially and adversely impact our business, including our preclinical studies and clinical trials;

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

•	the FDA’s interpretation and our interpretation of data from preclinical and clinical studies may differ significantly;

•	our failure to successfully commercialize our product candidates;

•	pricing regulations, third-party reimbursement practices and healthcare reform initiatives;

•	the failure of any products to gain market acceptance;

•	our reliance on third parties to conduct our clinical trials and manufacture our products;

•	our inability to control the costs of manufacturing our products;

•	our reliance on acquisitions or licenses from third parties to expand our pipeline of drug candidates;

•	competition and competitive factors;

•	our inability to protect our patents or proprietary rights and obtain necessary rights to third party patents and intellectual property to operate our business;

•	our inability to operate our business without infringing the patents and proprietary rights of others;

•	costs stemming from litigation, including the pending securities class action or our defense against third party intellectual property infringement claims;

•	our exposure to potential product liability claims and other claims may exceed our insurance limits;

•

we or the third parties upon whom we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster;

•

anti-takeover provisions contained in our amended and restated certificate of incorporation and third amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt;

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

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Past performance may not be an indicator of future results. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our 2020 Annual Report, as filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

Clinical Development Programs

Our approach to building our pipeline is to license promising cancer agents and build value in programs through development, commercialization and strategic partnerships, as appropriate. Our drug candidate pipeline includes:

•	Zandelisib (f/k/a ME-401), an oral phosphatidylinositol 3-kinase (“PI3K”) delta inhibitor;

•	Voruciclib, an oral cyclin-dependent kinase (“CDK”) inhibitor;

•	ME-344, a mitochondrial inhibitor targeting the oxidative phosphorylation (“OXPHOS”) complex; and

•	Pracinostat, an oral histone deacetylase (“HDAC”) inhibitor.

1.	Phase 2 study intended to support an accelerated approval marketing application with FDA.
2.	Study arm conducted under clinical collaboration with BeiGene, Ltd.
3.	Initiation of clinical studies is subject to opening of a new Investigational New Drug application with FDA.
4.	Investigator-initiated trial; completed.

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

We are conducting multiple ongoing studies evaluating zandelisib including TIDAL (Trials of PI3K DeltA in Non-Hodgkin’s Lymphoma), a Phase 2 clinical trial currently evaluating zandelisib as a monotherapy for the treatment of adults with relapsed or refractory (“r/r”) follicular lymphoma (“FL”) after failure of at least two prior systemic therapies including chemotherapy and an anti-CD20 antibody. Subject to the results, upon completion of TIDAL, we are planning a submission with the FDA to support an accelerated approval of a marketing application under 21 CFR Part 314.500, Subpart H. We are also conducting a multi-arm, open-label, Phase 1b dose finding and expansion trial evaluating zandelisib as a monotherapy and in combination with other therapies in patients with relapsed or refractory B-cell malignancies. Other initiated studies include Phase 1 and Phase 2 studies, being conducted by KKC, evaluating zandelisib as a monotherapy in patients in Japan with indolent B-cell malignancy, pursuant to the 2018 license, development and commercialization agreement with respect to development and commercialization in Japan that was superseded by the KKC Commercialization Agreement (as defined below).

While PI3Kd inhibitors as a group are a clinically validated class for the treatment of B-cell malignancies, the FDA approved orally administered products, idelalisib (marketed as Zydelig®) and duvelisib (marketed as COPIKTRA®), and the intravenously administered PI3Kd/α inhibitor copanlisib (marketed as Aliqopa®), are challenged by dose-limiting toxicities and/or inconvenience of administration route. We believe this provides an opportunity for the development of a next-generation candidate with pharmaceutical properties that may better maximize the therapeutic potential of PI3Kd inhibition by limiting toxicities, which hinder clinical utility.

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

Under the terms of the KKC Commercialization Agreement, KKC paid us an initial payment of $100 million in May 2020. Of the $100 million paid by KKC, $20.4 million was remitted by KKC to the Japanese taxing authorities as a result of the U.S. Internal Revenue Service being closed due to the COVID pandemic, and therefore being unable to provide necessary documentation to support an exemption from the required foreign withholding. We received the amount remitted to the Japanese taxing authorities in October 2020. We may also earn up to approximately $582.5 million in potential development, regulatory and commercialization milestone payments, plus royalties on net sales of zandelisib in the Ex-U.S., which are tiered beginning in the teens.

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

Clinical Program

We are conducting multiple ongoing studies evaluating zandelisib including TIDAL, a global Phase 2 trial evaluating patients with relapsed or refractory follicular lymphoma intended to support an accelerated approval of a marketing application with the FDA, and a multi-arm, open-label, Phase 1b dose escalation and expansion trial as a monotherapy and in combination with other therapies in patients with FL and other B-cell malignancies. Additionally, KKC has initiated Phase 1 and Phase 2 studies evaluating zandelisib as a monotherapy in patients in Japan with indolent B-cell malignancy; the Phase 2 study is intended to support marketing authorization in Japan.

We are also in the process of expanding the zandelisib clinical development program under the KKC Commercialization Agreement. Expansion plans include adding an arm evaluating patients with relapsed or refractory marginal zone lymphoma to the TIDAL study. We are also planning to initiate a Phase 3 study of zandelisib in combination with rituximab evaluating follicular lymphoma and MZL patients who received one or more prior lines of treatment; this study would act as the required confirmatory study for the potential accelerated approval of zandelisib in patients with relapsed FL who have received at least two prior systemic therapies. In addition to other planned clinical studies sponsored by us, we also plan to support select investigator-initiated studies, including one being conducted at the Cleveland Clinic evaluating zandelisib combined with standard of care (“R-CHOP”) in patients with newly diagnosed diffuse large B-cell lymphoma (“DLBCL”).

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

Overall Response Rates (“ORR”)

Diagnosis	Evaluable Subjects N	ORR N (%)
FL	36	30 (83%	)
By treatment group
zandelisib monotherapy	17	13 (76%	)
zandelisib + rituximab	19	17 (89%	)
By prior lines of therapy
1 prior	16	13 (81%	)
≥ 2 prior	20	17 (85%	)
CLL SLL
By treatment group	9	8 (89%	)
zandelisib monotherapy	3	3 (100%	)
zandelisib + rituximab	6	5 (83%	)

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

Phase 2 Trial Intended to Support an Accelerated Approval Marketing Application

We are recruiting patients in TIDAL, a global Phase 2 trial currently evaluating the efficacy, safety, and tolerability of zandelisib in patients with FL after failure of at least two prior systemic therapies including chemotherapy and anti-CD20 antibody. This study is intended to support an FDA accelerated approval New Drug Application (“NDA”). The study is evaluating zandelisib administered once daily at 60 mg for two 28-day cycles and then on an intermittent schedule of once daily dosing for the first seven days of each subsequent 28-day cycle (i.e. IS). Approximately 120 patients will be enrolled and treated with the IS regimen; the primary efficacy endpoint will be the rate of objective responses to therapy and other endpoints will include duration of response and tolerability of zandelisib. Additionally, we have added an arm to this study evaluating patients with relapsed or refractory marginal zone lymphoma.

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

Impact of COVID-19 on the Voruciclib Clinical Development Program

While the extent to which the COVID-19 pandemic will impact the progress of the voruciclib clinical development program, including the ongoing Phase 1b study, is subject to future developments, which are highly uncertain and cannot be predicted with confidence, the study remains ongoing and is continuing to enroll patients, although at a reduced rate. We will continue efforts to be proactive in managing the impact from the pandemic, including various actions to communicate with sites and investigators, and making accommodations to patients consistent with FDA guidance as we may deem appropriate.

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

A Phase 3 study evaluating pracinostat in combination with azacitidine in patients with AML who are unfit to receive standard intensive chemotherapy was discontinued by Helsinn, the study sponsor, in July 2020 after an interim futility analysis undertaken by the study Independent Data Monitoring Committee demonstrated it was unlikely to meet the primary endpoint of overall survival compared to the control group. In connection with the discontinuation of the Phase 3 study, Helsinn has withdrawn the breakthrough therapy designation FDA granted for pracinostat in combination with azacitidine for the treatment of patients with AML. Following the discontinuation of the Phase 3 AML study, Helsinn communicated to us their plan to continue therapy and observation of the patients currently in the Phase 2 MDS study and that further development of pracinostat, including for the treatment of MDS, is under review.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

We had a loss from operations of $15.6 million for the three months ended September 30, 2020 compared to a loss from operations of $12.6 million for the three months ended September 30, 2019.

Revenue: We recognized revenue of $3.8 million for the three months ended September 30, 2020 compared to $1.2 million for the three months ended September 30, 2019. Revenue increased primarily due to our license agreement with KKC and resulted from the partial satisfaction of our research and development obligations. Revenue related to the license agreement with KKC was $3.6 million for the three months ended September 30, 2020 compared to $0.8 million for the three months ended September 30, 2019. Revenue also includes recognition of fees allocated to performance obligations in accordance with the Helsinn License Agreement. Revenue related the Helsinn License Agreement was $0.3 million for the three months ended September 30, 2020 compared to $0.4 million for the three months ended September 30, 2019 due to decreased costs associated with the POC study.

Cost of Revenue: We recognized cost of revenue of $0.5 million for the three months ended September 30, 2020 compared to $0.7 million for the three months ended September 30, 2019. The cost of revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses associated with pracinostat. Costs of revenue relate to expenses for pracinostat incurred in connection with our development activities in accordance with the Helsinn License Agreement, including both Helsinn’s share and our share of costs related to the POC study, which we are responsible for conducting. Cost of revenue decreased due to decreased costs associated with the POC study.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Three Months Ended September 30,
Research and development expenses	2020	2019
Zandelisib	$7,996	$4,952
Voruciclib	784	543
ME-344	65	—
Other	4,151	3,467

Total research and development expenses	$12,996	$8,962

Research and development expenses consist primarily of clinical trial costs (including payments to CROs), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $13.0 million for the three months ended September 30, 2020 compared to $9.0 million for the three months ended September 30, 2019. Costs related to zandelisib for the three months ended September 30, 2020 reflected an increase of $3.0 million of increased clinical trial costs, primarily as a result of increased activity in the Phase 2 study and start-up costs related to the Phase 3 study. Costs related to voruciclib increased for the three months ended September 30, 2020 compared with the three months ended September 30, 2019, due to increased drug manufacturing costs. Other research and development costs increased for the three months ended September 30, 2020 due to higher levels of personnel costs ($0.5 million) and share-based compensation ($0.3 million) associated with increased headcount to support our clinical activities, offset by decreased consulting fees ($0.2 million).

General and Administrative: General and administrative expenses increased by $1.8 million to $5.9 million for the three months ended September 30, 2020 compared to $4.1 million for the three months ended September 30, 2019. The increase is primarily due to increased personnel costs ($0.4 million) and share-based compensation ($0.5 million) associated with increased headcount to support our activities, as well as external professional services and legal costs ($0.4 million) and corporate overhead costs ($0.5 million).

Other income or expense: We recorded a non-cash gain of $13.2 million during the three months ended September 30, 2020 due to a change in the fair value of our warrant liability for warrants issued in connection with the May 2018 Private Placement. The change in the warrant liability is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $0.3 million for the three months ended September 30, 2020 compared to $0.4 million for the three months ended September 30, 2019. The decrease was due to lower yields during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Liquidity and Capital Resources

We have accumulated losses of $279.3 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2020, we had $176.1 million in cash and cash equivalents, and short-term investments. Additionally, we had a receivable of $20.4 million from the Japanese taxing authorities that had been withheld from the $100 million upfront payment associated with the KKC Commercialization Agreement. The receivable was received in October 2020. We believe that these resources will be sufficient to fund our operations into fiscal year 2022 and beyond. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Sources and Uses of Our Cash

Net cash used in operations for the three months ended September 30, 2020 was $9.1 million. Net cash used in operating activities for the three months ended September 30, 2019 was $14.1 million. The decrease in cash used in operating activities year over year is due to changes in working capital balances.

Net cash provided by investing activities for the three months ended September 30, 2020 was $4.5 million compared to $5.0 million provided by investing activities for the three months ended September 30, 2019. The change was primarily due to increased purchases of short-term investments in 2020, net of maturities, as a result of cash received associated with the KKC License Agreement.

Net cash provided by financing activities during the three months ended September 30, 2020 was $3.3 million compared with $5.5 million provided by financing activities during the quarter ended September 30, 2019. Cash raised during the three months ended September 30, 2020 reflected $3.1 million of net proceeds from the issuance of common stock. Cash raised during the quarter ended September 30, 2019 reflected $0.2 million from the issuance of common stock and $5.3 million of proceeds from the collection of common stock proceeds receivable.

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

We have leased approximately 32,800 square feet of office space in San Diego, California. The contractual lease term is from July 2020 through March 2028. The average annual lease payments over the term of the lease will approximate $1.5 million, plus a pro rata share of certain building expenses. Our total contractual obligation over the term of the lease is approximately $11.6 million.

Presage License Agreement

In September 2017, we entered into the Presage License Agreement. Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage $2.9 million. With respect to the first indication, an incremental $2.0 million payment, due upon dosing the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees. As of September 30, 2020, we have not accrued any amounts for potential future payments.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $74.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus 166,527 shares of our common stock having a value of $500,000 was paid in August 2017 upon the first dosing of a patient in a Phase 3 clinical trial. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of September 30, 2020, we have not accrued any amounts for potential future payments.

CyDex License Agreement

We are party to a license agreement with CyDex. Under the license agreement, CyDex granted to us an exclusive, non-transferable license to intellectual property rights relating to Captisol® for use with our two isoflavone-based drug compounds (currently ME-344). We agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of our approved drugs utilizing Captisol. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. We may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of September 30, 2020, we have not accrued any amounts for potential future payments.

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

Critical Accounting Policies and Management Estimates

We describe our significant accounting policies in Note 1, The Company and Summary of Significant Accounting Policies, of the notes to the financial statements included in our 2020 Annual Report. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2020 Annual Report. There have been no changes in our significant accounting policies or critical accounting estimates since June 30, 2020.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that we anticipate adopting.

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

PART II OTHER INFORMATION

Item 1: Legal Proceedings

See our financial statements, Note 6 — Commitments and Contingencies – Legal Proceedings.

Item 1A: Risk Factors

There have been no material changes in our risk factors from those included in our 2020 Annual Report.

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

Date: November 10, 2020