Form 10-Q
period 2020-12-31
MEI Pharma, Inc.
filed 2021-02-04
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Large accelerated filer	☐	Non-accelerated filer	☒

Accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 2, 2021, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 112,527,860.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1: Condensed Financial Statements – Unaudited

MEI PHARMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2020	June 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,877	$12,331
Short-term investments	170,267	170,299

Total cash, cash equivalents and short-term investments	180,144	182,630
Receivable for foreign tax withholding	—	20,420
Prepaid expenses and other current assets	13,888	5,594

Total current assets	194,032	208,644
Operating lease right-of-use asset	8,207	—
Property and equipment, net	1,641	1,084

Total assets	$203,880	$209,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,555	$2,437
Accrued liabilities	11,102	6,090
Deferred revenue	19,482	14,777
Operating lease liability	873	—

Total current liabilities	37,012	23,304
Deferred revenue, long-term	65,352	67,723
Operating lease liability, long-term	7,842	—
Warrant liability	20,176	40,483

Total liabilities	130,382	131,510

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 112,528 and 111,514 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	—	—
Additional paid-in capital	364,278	355,452
Accumulated deficit	(290,780)	(277,234)

Total stockholders’ equity	73,498	78,218

Total liabilities and stockholders’ equity	$203,880	$209,728

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Revenue	$9,167	$1,008	$13,001	$2,165

Operating expenses:
Cost of revenue	494	641	1,003	1,329
Research and development	22,224	8,281	35,220	17,243
General and administrative	5,650	4,195	11,565	8,325

Total operating expenses	28,368	13,117	47,788	26,897

Loss from operations	(19,201)	(12,109)	(34,787)	(24,732)
Other income (expense):
Change in fair value of warrant liability	7,083	(8,439)	20,307	830
Interest and dividend income	164	318	439	692
Other income (expense)	500	13	495	(1)

Net loss	$(11,454)	$(20,217)	$(13,546)	$(23,211)

Net loss:
Basic	$(11,454)	$(20,217)	$(13,546)	$(23,211)

Diluted	$(18,537)	$(20,217)	$(33,853)	$(23,211)

Net loss per share:
Basic	$(0.10)	$(0.26)	$(0.12)	$(0.30)

Diluted	$(0.16)	$(0.26)	$(0.30)	$(0.30)

Shares used in computing net loss per share:
Basic	112,524	78,577	112,480	76,103

Diluted	114,461	78,577	114,709	76,103

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2020	111,514	$355,452	$(277,234)	$78,218
Net loss	—	—	(2,092)	(2,092)
Issuance of common stock	958	3,136	—	3,136
Exercise of stock options	50	124	—	124
Share-based compensation expense	—	2,942	—	2,942

Balance at September 30, 2020	112,522	361,654	(279,326)	82,328
Net loss	—	—	(11,454)	(11,454)
Exercise of stock options	6	15	—	15
Share-based compensation expense	—	2,609	—	2,609

Balance at December 31, 2020	112,528	$364,278	$(290,780)	$73,498

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2019	73,545	$279,148	$(231,218)	$47,930
Net loss	—	—	(2,994)	(2,994)
Issuance of common stock	64	159	—	159
Exercise of stock options	46	72	—	72
Share-based compensation expense	—	2,113	—	2,113

Balance at September 30, 2019	73,655	281,492	(234,212)	47,280
Net loss	—	—	(20,217)	(20,217)
Issuance of common stock	32,344	48,451	—	48,451
Share-based compensation expense	—	1,771	—	1,771

Balance at December 31, 2019	105,999	$331,714	$(254,429)	$77,285

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,546)	$(23,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(20,307)	(830)
Share-based compensation	5,551	3,884
Depreciation and amortization	143	60
Non-cash lease expense	482	—
Changes in operating assets and liabilities:
Receivable for foreign tax withholding	20,420	—
Prepaid expenses and other current assets	(8,294)	(129)
Accounts payable	3,118	(1,749)
Accrued liabilities	5,012	(974)
Deferred revenue	2,334	(1,610)
Operating lease liability	26	—

Net cash used in operating activities	(5,061)	(24,559)

Cash flows from investing activities:
Purchases of property and equipment	(700)	(5)
Purchases of short-term investments	(215,176)	(70,199)
Proceeds from maturity of short-term investments	215,208	39,855

Net cash used in investing activities	(668)	(30,349)

Cash flows from financing activities:
Proceeds from exercise of stock options	139	72
Proceeds from issuance of common stock, net	3,136	48,610
Collection of common stock proceeds receivable	—	5,274

Net cash provided by financing activities	3,275	53,956

Net decrease in cash and cash equivalents	(2,454)	(952)
Cash and cash equivalents at beginning of the period	12,331	9,590

Cash and cash equivalents at end of the period	$9,877	$8,638

Supplemental disclosures:
Income taxes paid	$(8)	$(1)
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$8,689	$—

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

The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates may not have favorable results in later studies or trials. The commercial opportunity will be reduced or eliminated if competitors develop and market products that are more effective, have fewer side effects or are less expensive than our drug candidates. We will need substantial additional funds to progress the clinical trial programs for the drug candidates zandelisib, voruciclib and ME-344, and to develop new compounds. The actual amount of funds that will be needed will depend upon a number of factors, some of which are beyond our control. Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from the financial markets or collaborators.

Liquidity

We have accumulated losses of $290.8 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2020, we had $180.1 million in cash and cash equivalents and short-term investments. We believe that these resources will be sufficient to meet our obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2020, included in our Annual Report on Form 10-K (“2020 Annual Report”) filed with the Securities and Exchange Commission on September 9, 2020. Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. We use estimates that affect the reported amounts (including assets, liabilities, revenues and expenses) and related disclosures. Actual results could materially differ from those estimates.

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

For arrangements that include sales-based or usage-based royalties, we recognize revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, we have not recognized any sales-based or usage-based royalty revenue from license agreements.

We recognized revenue associated with the following license agreements (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
KKC License Agreements	$9,090	$673	$12,658	$1,470
Helsinn License Agreement	77	335	343	695

	$9,167	$1,008	$13,001	$2,165

Timing of Revenue Recognition:
Services performed over time	$9,167	$1,008	$13,001	$2,165

	$9,167	$1,008	$13,001	$2,165

The KKC Commercialization Agreement and KKC Japan License Agreement (Note 3) include other distinct performance obligations that will be satisfied over time, and accordingly we recognized $9.1 million and $0.7 million related to our progress toward satisfying those obligations during the three months ended December 31, 2020 and 2019, respectively, and $12.7 million and $1.5 million during the six months ended December 31, 2020 and 2019, respectively.

Based on the characteristics of the Helsinn License Agreement (Note 3), control of the remaining deliverables occurs over time and therefore we recognize revenue based on the extent of progress towards completion of the performance obligations. Accordingly, we recognized $0.1 million and $0.3 million related to our progress toward satisfying those obligations during the three months ended December 31, 2020 and 2019, respectively, and $0.3 million and $0.7 million during the six months ended December 31, 2020 and 2019, respectively.

Contract Balances

Receivables and contract assets are included in our balance sheet in “Prepaid expenses and other current assets”, and contract liabilities are included in “Deferred revenue” and “Deferred revenue, long-term”. The following table presents changes in contract assets and contract liabilities during the six months ended December 31, 2020 and 2019 (in thousands):

	Six Months Ended December 31,
	2020	2019
Receivables
Receivables, beginning of period	$2,605	$—
Net change	(2,205)	96

Receivables, end of period	$400	$96

Contract assets
Contract assets, beginning of period	$604	$686
Net change	9,602	(205)

Contract assets, end of period	$10,206	$481

Contract liabilities
Contract liabilities, beginning of period	$82,500	$7,774
Net change	2,334	(1,610)

Contract liabilities, end of period	$84,834	$6,164

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

As of December 31, 2020, we had $10.2 million of contract assets related to our remaining performance obligations under the KKC Commercialization Agreement and the Helsinn License Agreement. During the six months ended December 31, 2020, contract assets increased by $18.4 million, primarily due the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for which we had not yet billed the KKC or Helsinn, offset by billings of $8.8 million to KKC and Helsinn.

As of December 31, 2020, we had $84.8 million of deferred revenue associated with our remaining performance obligations under the KKC Commercialization Agreement, of which $64.5 million relates to the U.S. License which is a unit of account under the scope of Topic 808 and is not a deliverable under Topic 606, and $20.3 million relates to the Ex-U.S. license and development services performance obligations which are under the scope of Topic 606. For the three and six months ended December 31, 2020, we recognized revenue of $9.2 million and $12.7 million, respectively, that was included in the contract liabilities balance at June 30, 2020 related to performance obligations under ASC 606. To date we have not recognized any amounts related to units of account under Topic 808. For the three and six months ended December 31, 2019, we recognized revenue of $1.0 million and $1.8 million, respectively, that was included in the contract liabilities balance at June 30, 2019 related to performance obligations under ASC 606 under the KKC Japan License Agreement and Helsinn License Agreement which are described in Note 3.

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

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2020 and 2019, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

There have been no material changes in our unrecognized tax benefits since June 30, 2020, and, as such, the disclosures included in our 2020 Annual Report continue to be relevant for the six months ended December 31, 2020.

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

We measure the following financial instruments at fair value on a recurring basis. The fair values of these financial instruments were as follows (in thousands):

	December 31, 2020			June 30, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant liability	$—	$—	$(20,176)	$—	$—	$(40,483)

Total	$—	$—	$(20,176)	$—	$—	$(40,483)

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

In May 2018, we issued warrants in connection with our private placement of shares of common stock. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Balance Sheet. We recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our Condensed Statement of Operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the Condensed Statement of Operations for the three and six months ended December 31, 2020 and 2019, respectively.

To calculate the fair value of the warrant liability, the following assumptions were used:

	December 31,	June 30,
	2020	2020
Risk-free interest rate	0.1%	0.2%
Expected life (years)	2.4	2.9
Expected volatility	80.5%	77.4%
Dividend yield	0.0%	0.0%
Black-Scholes Fair Value	$1.26	$2.52

The following table sets forth a summary of changes in the estimated fair value of our Level 3 warrant liability for the six months ended December 31, 2020 and 2019 (in thousands):

	Fair Value of Warrants Using Significant
	Unobservable Inputs (Level 3)
	2020	2019
Balance at July 1,	$(40,483)	$(17,613)
Change in estimated fair value of liability classified warrants	20,307	830

Balance at December 31,	$(20,176)	$(16,783)

Note 3. License Agreements

KKC License, Development and Commercialization Agreement

In April 2020, we entered into the License, Development and Commercialization Agreement (the “KKC Commercialization Agreement”) with Kyowa Kirin Company (“KKC”). Under the agreement, we granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S. (the “U.S. License”), and an exclusive (subject to certain retained rights to perform obligations under the KKC Commercialization Agreement), sublicensable, payment-bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the United States (the “Ex-U.S.”) (the “Ex-U.S. license”). KKC granted to us a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize zandelisib for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-U.S. under the KKC Commercialization Agreement. KKC paid us an initial payment of $100 million in May 2020. Of the $100 million paid by KKC, $20.4 million was remitted by KKC to the Japanese taxing authorities as a result of the U.S. Internal Revenue Service being closed due to the COVID pandemic, and therefore being unable to provide necessary documentation to support an exemption from the required foreign withholding. We received the amount remitted to the Japanese taxing authorities in October 2020. Additionally, we may earn up to approximately $582.5 million in potential development, regulatory and commercialization milestone payments, plus royalties on net sales of zandelisib in the Ex-U.S., which are tiered beginning in the teens.

KKC will be responsible for the development and commercialization of zandelisib in the Ex-U.S. and, subject to certain exceptions, will be solely responsible for all costs related thereto. We will co-develop and co-promote zandelisib with KKC in the U.S., with the Company recording all revenue from U.S. sales. We will share U.S. profits and costs (including development costs) on a 50-50 basis with KKC. We will also provide to KKC certain drug supplies necessary for the development and commercialization of zandelisib in the Ex-U.S., with the understanding that KKC will assume responsibility for manufacturing for the Ex-U.S. as soon as practicable.

We assessed the KKC Commercialization Agreement in accordance with Topic 808 and Topic 606 and determined that our obligations comprise the U.S. License, the Ex-U.S. License, and development services (the “Development Services”). We determined that the KKC Commercialization Agreement is a collaborative arrangement in accordance with Topic 808 that contains multiple units of account, as we and KKC are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement. The U.S. License is a unit of account under the scope of Topic 808 and is not a deliverable under Topic 606, while the Ex-U.S. License and Development Services performance obligations are under the scope of Topic 606.

We determined, at the time of our initial assessment, that the total transaction price of $191.5 million is comprised of the upfront payment of $100.0 million, expected milestone payments of $20.0 million, estimated development cost-sharing of $66.3 million, and deferred revenue of $5.2 million from the KKC Japan License Agreement (as defined below). During the six months ended December 31, 2020, we updated our initial assessment to reflect estimated development cost-sharing of $91.2 million. We included the amount of estimated variable consideration that is not constrained for development cost-sharing in the transaction price. Any variable consideration related to sales-based royalties and commercial milestones related to licenses of intellectual property will be determined when the sale or usage occurs, and is therefore excluded from the transaction price. In addition, we are eligible to receive future development and regulatory milestones upon the achievement of certain criteria; however, these amounts are excluded from variable consideration as the risk of significant revenue reversal will only be resolved depending on future research and development and/or regulatory approval outcomes. We re-evaluate the estimated variable consideration included in the transaction price and any related constraints at the end of each reporting period.

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

We determined that control of the U.S. License and Ex-U.S. License were transferred to KKC during the year ended June 30, 2020, and recognized revenue of $21.0 million related to the Ex-U.S. License. The $64.5 million transaction price allocated to the U.S. License obligation accounted for under Topic 808 is recorded as non-current deferred revenue and will begin to be recognized upon future commercialization as non-ASC 606 revenue. As of December 31, 2020 and June 30, 2020, we recorded deferred revenue of $84.8 million and $18.1 million, respectively, for the transaction price allocated to the Development Services performance obligations and are recognizing this revenue based on the proportional performance of these development activities, which we expect to recognize through fiscal year 2026.

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

We determined that the agreement contains multiple performance obligations for purposes of revenue recognition. Revenue related to the research and development elements of the arrangement is recognized based on the extent of progress toward completion of each performance obligation. Revenue is recognized on a gross basis as we are the primary obligor and have discretion in supplier selection. During the six months ended December 31, 2020, our only remaining performance obligation under the agreement is the conduct of a Phase 2 dose-optimization study of pracinostat in combination with azacitidine in patients with high and very high risk MDS who are previously untreated with hypomethylating agents (the “POC study”), for which Helsinn has agreed to share third-party expenses.

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

Note 4. BeiGene Collaboration

In October 2018, we entered into a clinical collaboration with BeiGene, Ltd. (“BeiGene”) to evaluate the safety and efficacy of zandelisib in combination with BeiGene’s zanubrutinib (marketed as Brukinsa®), an inhibitor of Bruton’s tyrosine kinase, for the treatment of patients with B-cell malignancies. Under the terms of the clinical collaboration agreement, we amended our ongoing Phase 1b trial to include evaluation of zandelisib in combination with zanubrutinib in patients with B-cell malignancies. Study costs are being shared equally by the parties, and we agreed to supply zandelisib and BeiGene agreed to supply zanubrutinib. We record the costs reimbursed by BeiGene as a reduction of our research and development expenses. We retained full commercial rights for zandelisib and BeiGene retained full commercial rights for zanubrutinib.

Note 5. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and six months ended December 31, 2020 and 2019. Diluted net loss per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

The following table presents the calculation of net loss used to calculate basic loss and diluted loss per share (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net loss - basic	$(11,454)	$(20,217)	$(13,546)	$(23,211)
Change in fair value of warrant liability	(7,083)	—	(20,307)	—

Net loss - diluted	$(18,537)	$(20,217)	$(33,853)	$(23,211)

Our potentially dilutive shares, which include outstanding stock options, restricted stock units, and warrants, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents weighted-average potentially dilutive shares that have been excluded from the calculation of net loss per share because of their anti-dilutive effect (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Stock options	15,128	10,929	15,347	10,930
Restricted stock units	430	—	430	—
Warrants	—	16,062	—	16,062

Total anti-dilutive shares	15,558	26,991	15,777	26,992

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

Presage License Agreement

As discussed in Note 3, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of December 31, 2020, we have not accrued any amounts for potential future payments as achievement of the milestones has not been met.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $74.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. As of December 31, 2020, we have not accrued any amounts for potential future payments as achievement of the milestones has not been met.

CyDex License Agreement

As discussed in Note 3, we are party to a license agreement with CyDex under which we may be required to make future payments upon the achievement of certain milestones, as well as potential future royalties based upon net sales. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. As of December 31, 2020, we have not accrued any amounts for potential future payments.

COVID-19

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. As a result of the COVID-19 pandemic, which continues to rapidly evolve, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. Despite the relaxation of many governmental orders in mid-2020, the “second wave” of the COVID-19 outbreak has resulted in the re-imposition of many of these measures. In addition, although the FDA has approved vaccines for the treatment of COVID-19, the effectiveness and timing of distribution of the vaccines remains highly uncertain. The COVID-19 virus may mutate into different strains that are more contagious or severe or for which treatments are unavailable. While we continue to enroll and dose patients in our clinical trials, our clinical development program timelines continue to be subject to potential negative impacts from the ongoing pandemic. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, the effectiveness and timing of distribution of treatments for COVID-19, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to minimize its economic impact.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. Regulatory guidance has indicated that public companies are ineligible to participate in certain of the loan programs provided by the CARES Act. There is substantial uncertainty with respect to the scope, content or timing of any further economic stimulus programs to address the economic downturn related to the COVID-19 outbreak. We do not expect that the CARES Act will have a material impact on our financial condition, results of operation, or liquidity.

Legal Proceedings

On August 10, 2020, Guy Bahat, an individual who allegedly purchased 50 shares of our common stock filed a putative securities class action lawsuit (the “Securities Class Action”) in the United States District Court for the Southern District of California against the Company, Dr. Daniel P. Gold, and Mr. Brian G. Drazba, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder. Mr. Bahat did not seek appointment as lead plaintiff, and the court appointed another individual, Ramesh Mahalingham, as lead plaintiff. The plaintiff seeks to sue on behalf of all purchasers of our securities from August 2, 2017 through July 1, 2020 and alleges, among other things, that we made false and misleading statements relating to pracinostat during the proposed class period. We believe that the claims are without merit, as to both the facts and the law, and intend to vigorously defend the case.

On October 21, 2020, Peter D’Arcy, an individual who alleges that he is a Company stockholder, filed a putative stockholder derivative action nominally on behalf of the Company in the United States District Court for the District of Delaware (the “Derivative Action”) against Dr. Gold, Mr. Drazba, Mr. Charles V. Baltic, III, Dr. Kevan E. Clemens, Mr. Frederick W. Driscoll, Dr. Nicholas R. Glover, Ms. Tamar D. Howson, Dr. Thomas C. Reynolds, Mr. William D. Rueckert, and Dr. Christine A. White, and naming the Company as a nominal defendant. Additional putative stockholder derivative suits were filed in the same court naming the same defendants plus Dr. Robert D. Mass on December 2, 2020 and December 15, 2020 by Gerald Wright and William Trablicy, respectively, who also allege that they are Company stockholders, and these additional suits were consolidated into the Derivative Action by court order. The Derivative Action is based upon the pracinostat-related allegations in the Securities Class Action described above, and alleges claims under Section 14(a) of the Exchange Act and claims for breach of fiduciary duty, unjust enrichment, corporate waste, and contribution. We believe the plaintiffs in the Derivative Action lack standing to sue on behalf of the Company.

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

The total operating lease costs were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Operating lease cost	$377	$214	$753	$402

Supplemental cash flow information related to our operating leases were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$123	$201	$246	$402
Right-of-use assets obtained in exchange for operating lease obligations:	—	—	8,689	—

The following is a schedule of the future minimum rental payments for our operating lease, reconciled to the lease liability as of December 31, 2020 (in thousands):

December 31, 2020
Remainder of fiscal year ending June 30, 2021	$737
Years ending June 30, 2022	1,519
2023	1,565
2024	1,612
2025	1,168
2026	1,710
Thereafter	3,122

Total lease payments	11,433
Less: Present value discount	(2,718)

Total operating lease liability	$8,715

Balance Sheet Classification - Operating Lease
Operating lease liability	$873
Operating lease liability, long-term	7,842

Total operating lease liability	$8,715

Other Balance Sheet Information- Operating Lease
Weighted average remaining lease term (in years)	7.3
Weighted average discount rate	7.50%

Note 8. Short-Term Investments

As of December 31, 2020 and June 30, 2020, our short-term investments consisted of $170.3 million and $170.3 million, respectively, in U.S. government securities. The short-term investments held as of December 31, 2020 and June 30, 2020 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. As of December 31, 2020 and June 30, 2020, the gross holding gains and losses were immaterial.

Note 9. Stockholders’ Equity

Equity Transactions

At-The-Market Equity Offering

On November 10, 2020, we entered into an At-The-Market Equity Offering Sales Agreement (the “2020 ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $60.0 million of our common stock pursuant to the shelf registration statement. We had previously entered into an At-The-Market Equity Offering Sales Agreement in November 2017 (the “2017 ATM Sales Agreement”), pursuant to which we could sell an aggregate of up to $30.0 million of our common stock pursuant to the shelf registration statement. The 2017 ATM Sales Agreement expired on November 8, 2020. During the six months ended December 31, 2020, we sold 958,083 shares under the 2017 ATM Sales Agreement for net proceeds of $3.1 million, after costs of $0.1 million. As of December 31, 2020, there is $60.0 million remaining available under the 2020 ATM Sales Agreement.

Shelf Registration Statement

We have a shelf registration statement that permits us to sell, from time to time, up to $200.0 million of common stock, preferred stock and warrants. The shelf registration was filed and declared effective in May 2020, replacing our prior shelf registration statement that was filed and declared effective in May 2017, and carrying forward approximately $107.5 million of unsold securities registered under the prior shelf registration statement. As of December 31, 2020, there is $175.7 million aggregate value of securities available under the shelf registration statement, including up to $60.0 million remaining available under the 2020 ATM Sales Agreement.

Warrants

As of December 31, 2020, we have outstanding warrants to purchase 16,061,602 shares of our common stock. The warrants are fully vested, exercisable at a price of $2.54 per share and expire in May 2023. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Balance Sheet. Therefore, we are required to account for the warrants as liabilities and record them at fair value. The warrants were revalued as of December 31, 2020 at $20.2 million and as of June 30, 2020 at $40.5 million; the changes in fair value were recorded in our Condensed Statement of Operations. No warrants were exercised during the six months ended December 31, 2020 and 2019.

Note 10. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs. In December 2008, we adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (“2008 Plan”), as amended and restated in 2011, 2013, 2014, 2015, 2016, 2018 and 2020, under which 29,014,794 shares of common stock are authorized for issuance. The 2008 Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, employees and advisors. As of December 31, 2020, there were 11,112,365 shares available for future grant under the 2008 Plan.

Total share-based compensation expense for all stock awards consists of the following, (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Research and development	$1,160	$743	$2,289	$1,524
General and administrative	1,449	1,028	3,262	2,360

Total share-based compensation	$2,609	$1,771	$5,551	$3,884

Stock Options

Stock option activity for the six months ended December 31, 2020 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2020	11,252,976	$2.81
Granted	4,890,300	3.38
Exercised	(56,088)	2.47
Forfeited / Cancelled	(178,828)	3.53

Outstanding at December 31, 2020	15,908,360	2.98	8.0	$3,430,245

Vested and exercisable at December 31, 2020	7,252,642	2.71	6.9	$2,944,999

The fair value of each stock option granted during the six months ended December 31, 2020 is estimated on the grant date under the fair value method using a Black-Scholes valuation model. Stock options granted to employees during the six months ended December 31, 2020 vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors during the six months ended December 31, 2020 vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Six Months Ended December 31,
	2020	2019
Risk-free interest rate	0.4%	1.8%
Expected life (years)	6.0	6.0
Expected volatility	80.8%	73.5%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$2.30	$1.60

As of December 31, 2020, there was $10.5 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

In July 2020, we granted 442,650 RSUs to employees. Each RSU represented the contingent right to receive one share of our common stock. The RSUs will vest in periods of either one year or two years from the date of grant. The fair value of the RSUs was measured at $3.49 per unit. Under the terms of the 2008 Plan, each of the RSUs is calculated as 1.25 shares of common stock for purposes of determining the number of shares available for future grant. There were forfeitures of 12,000 RSUs during the six months ended December 31, 2020, and 430,650 unvested RSUs were outstanding as of December 31, 2020. As of December 31, 2020, unrecognized compensation expense related to the unvested portion of our RSUs was approximately $1.0 million and is expected to be recognized over approximately 1.3 years.

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

•

costs stemming from litigation, including the pending securities class action and stockholder derivative litigation, our defense against third party intellectual property infringement claims, or other litigation;

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

•	our ability to attract and retain key employees;

•	technological changes;

•	cybersecurity;

•	general economic conditions;

•	government regulation generally, including changes to government regulation as a result of a new United States Administration;

•	changes in industry practice; and

•	one-time events.

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

Overview and Recent Developments

We are a late-stage pharmaceutical company focused on leveraging our extensive development and oncology expertise to identify and advance new therapies intended to meaningfully improve the treatment of cancer. Our portfolio of drug candidates contains four clinical-stage assets, including our lead drug candidate, zandelisib (formerly known as (“f/k/a”) ME-401), currently in an ongoing Phase 2 clinical trial that, subject to the results upon completion of the trial, we intend to submit to the U.S. Food and Drug Administration (“FDA”) to support accelerated approval of a marketing application. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP.”

Our approach to building our pipeline is to license promising cancer agents and build value in programs through development, commercialization and strategic partnerships, as appropriate.

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”) and the risks to the international community. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. As a result of the ongoing and rapidly evolving COVID-19 pandemic, various public health orders and guidance measures have been implemented across much of the United States, and across the globe, including in the locations of our office, clinical trial sites, key vendors and partners. Despite the relaxation of many governmental orders in mid-2020, the “second wave” of the COVID-19 outbreak has resulted in the re-imposition of many of these measures. In addition, although the FDA has approved vaccines for the treatment of COVID-19, the effectiveness and timing of distribution of the vaccines remains highly uncertain. The COVID-19 virus may mutate into different strains that are more contagious or severe or for which treatments are unavailable. While we continue to enroll and dose patients in our clinical trials, our clinical development program timelines continue to be subject to potential negative impacts from the ongoing pandemic. The extent to which the ongoing pandemic continues to impact our business, including our preclinical studies, chemistry, manufacturing and controls (“CMC”) studies and clinical trials, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread of the disease, the duration of the pandemic, the effectiveness and timing of distribution of treatments for COVID-19, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to minimize its economic impact, including vaccination rates and effectiveness.

By example, we may experience enrollment delays and suspensions, patient withdrawals, postponement of planned clinical or preclinical studies, redirection of site resources from studies, and study deviations or noncompliance. We may also need to implement study modifications, suspensions, or terminations, the introduction of remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes or alternative sites, which may require state licensing, and changes or delays in site monitoring. The foregoing may require that we consult with relevant review and ethics committees, IRBs, and the FDA. The foregoing may also impact the integrity of our study data. The COVID-19 outbreak may further increase the need for clinical trial patient monitoring and regulatory reporting of adverse effects, and may delay regulatory authority meetings, inspections, or the regulatory review of marketing or investigational applications or submissions.

Not only might the COVID-19 outbreak impact the conduct of our clinical trials, but it may also impact our ability to procure the necessary supply of our investigational drug products, as well as any ancillary supplies necessary for the conduct of our studies. This could happen for a variety of reasons, including manufacturing shortages or shutdowns, or a manufacturer need to prioritize other products or customers over us, including under the Defense Production Act. Third party manufacturers may also need to implement measures and changes, or deviate from typical manufacturing requirements that may otherwise adversely impact our product candidates.

In light of the COVID-19 outbreak, the FDA issued a number of new guidance documents. Specifically, as a result of the potential effect of the COVID-19 outbreak on many clinical trial programs in the US and globally, the FDA issued guidance concerning potential impacts on clinical trial programs, which guidance FDA has continually updated. In addition, the European Medicines Agency (“EMA”) as well as various country regulatory authorities have issued similar guidance. We have adapted the FDA and EMA guidance for study procedures, data collection, and oversight resulting from the pandemic.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (“CARES”) Act” was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. Regulatory guidance has indicated that public companies are ineligible to participate in certain of the loan programs provided by the CARES Act. There is substantial uncertainty with respect to the scope, content or timing of any further economic stimulus programs to address the economic downturn related to the COVID-19 outbreak. We do not expect that the CARES Act will have a material impact on our financial condition, results of operations, or liquidity.

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

3. Initiation of clinical studies in combination with venetoclax is subject to FDA approval.

4. Investigator-initiated trial; completed.

Zandelisib (f/k/a ME-401): PI3Kd Inhibitor in a Phase 2 Trial Intended to Support an Accelerated Approval in Relapsed or Refractory Follicular
Lymphoma

Zandelisib is an oral, once-daily, selective PI3Kd inhibitor in clinical development for the treatment of B-cell malignancies. In March 2020, the U.S. FDA granted zandelisib Fast Track designation. In April 2020, we entered a global license, development and commercialization agreement to further develop and commercialize zandelisib with Kyowa Kirin Co., Ltd. (“KKC”). MEI and KKC will co-develop and co-promote zandelisib in the U.S., with MEI recording all revenue from U.S. sales. KKC has exclusive commercialization rights outside of the U.S.

We are conducting multiple ongoing studies evaluating zandelisib including TIDAL (Trials of PI3K DeltA in Non-Hodgkin’s Lymphoma), a Phase 2 clinical trial evaluating zandelisib as a monotherapy for the treatment of adults with relapsed or refractory (“r/r”) follicular lymphoma (“FL”) after failure of at least two prior systemic therapies including chemotherapy and an anti-CD20 antibody. Subject to the results, upon completion of TIDAL, we are planning a submission with the FDA to support an accelerated approval of a marketing application under 21 CFR Part 314.500, Subpart H. We are also conducting a multi-arm, open-label, Phase 1b dose finding and expansion trial evaluating zandelisib as a monotherapy and in combination with other therapies in patients with relapsed or refractory B-cell malignancies. Other initiated studies include Phase 1 and Phase 2 studies being conducted by KKC evaluating zandelisib as a monotherapy in patients in Japan with indolent B-cell malignancy pursuant to our agreement with KKC (as described below).

Zandelisib: Potentially Highly Differentiated Pharmaceutical Properties within a Clinically Validated Class of Treatments

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

The molecular structure and pharmacodynamic characteristics of zandelisib are distinct from the FDA approved PI3Kd inhibitors. Zandelisib’s distinct characteristics include prolonged target binding, preferential cellular accumulation, high volume of distribution throughout the body tissues, and an approximately 28-hour half-life suitable for once daily oral administration. The properties of zandelisib support exploration of flexible dosing regimens such as an intermittent dosing schedule, which has clinically demonstrated to date the potential to maintain clinical benefit while minimizing immune-related toxicities common to other PI3Kd agents, either as a monotherapy or in combination with other therapies.

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

KKC will be responsible for the development and commercialization of zandelisib in the Ex-U.S. and, subject to certain exceptions, will be solely responsible for all costs related thereto. We will co-develop and co-promote zandelisib with KKC in the U.S., with the Company recording all revenue from U.S. sales. We will share U.S. profits and costs (including development costs) on a 50-50 basis with KKC. We will also provide to KKC certain drug supplies necessary for the development and commercialization of zandelisib in the Ex-U.S. pursuant to supply agreements to be entered into on customary terms, with the understanding that KKC will assume responsibility for manufacturing for the Ex-U.S. as soon as practicable.

Under the terms of the KKC Commercialization Agreement, KKC paid us an initial payment of $100 million. We may also earn up to approximately $582.5 million in potential development, regulatory and commercialization milestone payments, plus royalties on net sales of zandelisib in the Ex-U.S., which are tiered beginning in the teens.

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

The Phase 1b trial includes an arm exploring zandelisib in combination with zanubrutinib (marketed as BRUKINSA®), an inhibitor of Bruton’s tyrosine kinase developed by BeiGene, Ltd. (“BeiGene”), completed the safety evaluation stage in patients with B-cell malignancies and has expanded into disease specific B-cell malignancy cohorts The evaluation of zandelisib in combination with zanubrutinib is conducted under a collaboration established with BeiGene in October 2018, pursuant to which the cost of the combination trial is being equally shared and each company is supplying its own investigational agent. We retain all commercial rights to zandelisib (subject to the KKC Commercialization Agreement) and BeiGene retains all commercial rights to zanubrutinib. Additionally, ongoing studies include Phase 1 and Phase 2 studies initiated by KKC evaluating zandelisib as a monotherapy in patients in Japan with indolent B-cell malignancies; the Phase 2 study is intended to support marketing authorization in Japan.

We are also in the process of expanding the zandelisib clinical development program pursuant to the KKC Commercialization Agreement. Expansion plans include adding an arm evaluating patients with relapsed or refractory marginal zone lymphoma to the TIDAL study. We are also planning to initiate a Phase 3 study of zandelisib in combination with rituximab evaluating follicular lymphoma and marginal zone lymphoma patients who received one or more prior lines of treatment; this study is intended to act as the required confirmatory study for the potential accelerated approval of zandelisib in patients with relapsed follicular lymphoma who received at least two prior systemic therapies.

In addition to other planned clinical studies sponsored by us, we also plan to support select investigator-initiated studies, including one being conducted at the Cleveland Clinic evaluating zandelisib combined with standard of care in patients with newly diagnosed diffuse large B-cell lymphoma (“DLBCL”).

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

Phase 2 Trial Intended to Support an Accelerated Approval Marketing Application

We are recruiting patients in TIDAL, a global Phase 2 trial currently evaluating the efficacy, safety, and tolerability of zandelisib in patients with FL after failure of at least two prior systemic therapies including chemotherapy and anti-CD20 antibody. This study is intended to support an FDA accelerated approval New Drug Application (“NDA”). The study is evaluating zandelisib administered once daily at 60 mg for two 28-day cycles and then on an intermittent schedule of once daily dosing for the first seven days of each subsequent 28-day cycle (i.e. “IS”). The primary efficacy endpoint will be the rate of objective responses to therapy and other endpoints will include duration of response and tolerability of zandelisib. Approximately 120 patients with follicular lymphoma will be enrolled and treated with the IS regimen. Additionally, we are initiating enrollment in a new arm to this study evaluating patients with relapsed or refractory marginal zone lymphoma also intended to support a potential FDA accelerated approval NDA.

Impact of COVID-19 on the Phase 2 TIDAL Study

While the extent to which the COVID-19 pandemic will impact the completion of the TIDAL study is subject to future developments, which are highly uncertain and cannot be predicted with confidence, currently the integrity of the study remains intact and patient enrollment continues, although at a reduced rate. Topline data from the Phase 2 TIDAL study is expected in the fourth calendar quarter of 2021 as we closely monitor for potential negative impacts on the study related to the ongoing COVID-19 pandemic. We will continue efforts to be proactive in managing the impact from the pandemic, including various actions to communicate with sites and investigators, and making accommodations to patients consistent with FDA guidance and guidance from other regulatory authorities, as we may deem appropriate.

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

Pracinostat: HDAC Inhibitor Candidate in a Phase 2 Clinical Trial

Pracinostat is an oral HDAC inhibitor being evaluated in a Phase 2 trial in patients with high or very high-risk myelodysplastic syndrome (“MDS”) who are previously untreated with hypomethylating agents (the “POC study”). All patients in the study have completed therapy and analyses are ongoing in preparation of a final study report.

In August 2016, we entered into an exclusive worldwide license, development, manufacturing and commercialization agreement with Helsinn Healthcare SA, a Swiss pharmaceutical corporation (“Helsinn”) for pracinostat (the “Helsinn License Agreement”) as a treatment for patients with MDS or AML. Under the agreement, Helsinn is primarily responsible for funding global development and commercialization costs for pracinostat. We are responsible for conducting the POC study, the cost of which is being shared equally with Helsinn. Any future development and commercialization costs after the completion of the POC study will be the responsibility of Helsinn.

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

Clinical Program

Pracinostat is being investigated in the POC study, which is a Phase 2 dose optimization trial evaluating patients with high and very high-risk MDS who are previously untreated with hypomethylating agents. All patients in the study have completed therapy and analyses are ongoing in preparation of a final study report. This patient group represents the highest unmet need in MDS, with median survival estimates of 1.6 years and 0.8 years, respectively (Greenberg et al, Blood 2012). The POC Study is an open-label trial evaluating a 45 mg dose of pracinostat in combination with the standard dose of azacitidine. The trial is designed to evaluate tolerability of the combination, with the intent of maintaining patient enrollment longer than in an earlier Phase 2 trial evaluating a 60 mg dose. A prolonged treatment may result in a systemic exposure to pracinostat and azacitidine sufficient to achieve the desired treatment effect; data from the earlier Phase 2 trial suggested that insufficient exposure to treatment may have limited the treatment effect of the combination.

A pre-planned interim analysis of the POC study demonstrated a 10% discontinuation rate among the first 20 evaluable patients treated, meeting the predefined threshold in the first 3 treatment cycles. The 10% rate is consistent with the discontinuation rate for azacitidine given as a monotherapy in earlier studies with pracinostat. Having met this threshold, the trial expanded open-label enrollment to a total of 60 patients in the study. An interim analysis presented at the 2018 ASH meeting demonstrated a discontinuation rate due to adverse events in the first three cycles of 4%, substantially lower than the rate of 26% reported in our prior Phase 2 trial.

The POC study completed enrollment and patients were followed for at least two years to evaluate safety and efficacy. The primary endpoints of the trial are 1) safety and tolerability and 2) overall response rate, defined as complete remission (“CR”), partial remission (“PR”) and marrow CR. Secondary endpoints include CR rate, overall hematologic improvement (“HI”) response rate, clinical benefit rate (defined as rate of CR + PR + HI + Marrow CR), rate of cytogenetic complete response/remission, duration of response, rate of leukemic transformation, event-free survival, progression-free survival and overall survival.

Data from the POC study (n=64) presented as part of the American Society of Clinical Oncology 2020 Virtual Scientific Program in June 2020 demonstrated an estimated median overall survival (“OS”) rate of 23.5 months with a one-year OS rate of 77%. The median follow-up was 17.6 months (range, 15.7–18.8) and the overall response rate (“ORR”) was 33% (21/64), all of which are complete responses (“CR”). The clinical benefit rate (CR, mCR plus hematologic improvement (“HI”), mCR with no HI, or HI with no mCR) was 77% (49/64). Twenty seven percent of patients (17/64) proceeded to a stem cell transplant while on study. Eleven percent of patients discontinued treatment because of adverse events. The most common grade ≥3 treatment emergent adverse events were hematologic, and included decreased neutrophil count (50%), anemia (39%), febrile neutropenia (34%), decreased platelet count (33%), thrombocytopenia (27%), and decreased white blood cell count (20%). The POC study results have reached maturity leading to closing the study; as of the end of December 2020 no patients are being treated or followed in the study.

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

Results of Operations

Comparison of Three Months Ended December 31, 2020 and 2019

We had a loss from operations of $19.2 million for the three months ended December 31, 2020 compared to a loss from operations of $12.1 million for the three months ended December 31, 2019.

Revenue: We recognized revenue of $9.2 million for the three months ended December 31, 2020 compared to $1.0 million for the three months ended December 31, 2019. Revenue increased primarily due to our license agreement with KKC and resulted from the partial satisfaction of our research and development obligations. Revenue related to the license agreement with KKC was $9.1 million for the three months ended December 31, 2020 compared to $0.7 million for the three months ended December 31, 2019. Revenue also includes recognition of fees allocated to performance obligations in accordance with the Helsinn License Agreement. Revenue related the Helsinn License Agreement was $0.1 million for the three months ended December 31, 2020 compared to $0.3 million for the three months ended December 31, 2019 due to decreased costs associated with the POC study.

Cost of Revenue: We recognized cost of revenue of $0.5 million for the three months ended December 31, 2020 compared to $0.6 million for the three months ended December 31, 2019. The cost of revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses associated with pracinostat. Costs of revenue relate to expenses for pracinostat incurred in connection with our development activities in accordance with the Helsinn License Agreement, including both Helsinn’s share and our share of costs related to the POC study, which we are responsible for conducting. Cost of revenue decreased due to decreased costs associated with the POC study.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Three Months Ended December 31,
Research and development expenses	2020	2019
Zandelisib	$16,519	$4,217
Voruciclib	737	457
ME-344	156	9
Other	4,812	3,598

Total research and development expenses	$22,224	$8,281

Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations “CROs”), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $22.2 million for the three months ended December 31, 2020 compared to $8.3 million for the three months ended December 31, 2019. Costs related to zandelisib for the three months ended December 31, 2020 reflected an increase in clinical trial costs ($11.5 million) primarily as a result of increased activity in the Phase 2 study and start-up costs related to the Phase 3 study, an increase in drug manufacturing ($0.5 million), and increased consulting fees ($0.3 million). Costs related to voruciclib increased for the three months ended December 31, 2020 compared with the three months ended December 31, 2019, due to increased drug manufacturing costs. Other research and development costs increased for the three months ended December 31, 2020 due to higher levels of personnel costs ($0.7 million) and share-based compensation ($0.4 million) associated with increased headcount to support our clinical activities, offset by decreased consulting fees ($0.1 million).

General and Administrative: General and administrative expenses increased by $1.5 million to $5.7 million for the three months ended December 31, 2020 compared to $4.2 million for the three months ended December 31, 2019. The increase is primarily due to increased personnel costs ($0.3 million) and share-based compensation ($0.4 million) associated with increased headcount to support our activities, including preparation for commercial launch of zandelisib, as well as external professional services and legal costs ($0.3 million) and corporate overhead costs ($0.5 million).

Other income or expense: We recorded a non-cash gain of $7.1 million during the three months ended December 31, 2020 due to a change in the fair value of our warrant liability for warrants issued in connection with our May 2018 private placement. The change in the warrant liability is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $0.2 million for the three months ended December 31, 2020 compared to $0.3 million for the three months ended December 31, 2019. The decrease was due to lower yields during the three months ended December 31, 2020 compared to the three months ended December 31, 2019. We also recognized a $0.5 million gain related to foreign currency exchange rate changes on a tax receivable from the Japanese government for tax withholdings related to the KKC Commercialization Agreement.

Comparison of Six Months Ended December 31, 2020 and 2019

We had a loss from operations of $34.8 million for the six months ended December 31, 2020 compared to a loss from operations of $24.7 million for the six months ended December 31, 2019.

Revenue: We recognized revenue of $13.0 million for the six months ended December 31, 2020 compared to $2.2 million for the six months ended December 31, 2019. Revenue increased primarily due to our license agreement with KKC and resulted from the partial satisfaction of our research and development obligations. Revenue related to the license agreement with KKC was $12.7 million for the six months ended December 31, 2020 compared to $1.5 million for the six months ended December 31, 2019. Revenue also includes recognition of fees allocated to performance obligations in accordance with the Helsinn License Agreement. Revenue related the Helsinn License Agreement was $0.3 million for the six months ended December 31, 2020 compared to $0.7 million for the six months ended December 31, 2019 due to decreased costs associated with the POC study.

Cost of Revenue: We recognized cost of revenue of $1.0 million for the six months ended December 31, 2020 compared to $1.3 million for the six months ended December 31, 2019. The cost of revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses associated with pracinostat. Costs of revenue relate to expenses for pracinostat incurred in connection with our development activities in accordance with the Helsinn License Agreement, including both Helsinn’s share and our share of costs related to the POC study, which we are responsible for conducting. Cost of revenue decreased due to decreased costs associated with the POC study.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Six Months Ended December 31,
Research and development expenses	2020	2019
Zandelisib	$24,515	$9,169
Voruciclib	1,521	1,000
ME-344	221	9
Other	8,963	7,065

Total research and development expenses	$35,220	$17,243

Research and development expenses consist primarily of clinical trial costs (including payments to CROs), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $35.2 million for the six months ended December 31, 2020 compared to $17.2 million for the six months ended December 31, 2019. Costs related to zandelisib for the six months ended December 31, 2020 reflected an increase in clinical trial costs ($14.3 million) primarily as a result of increased activity in the Phase 2 study and start-up costs related to the Phase 3 study, an increase in drug manufacturing ($0.5 million), and increased consulting fees ($0.5 million). Costs related to voruciclib increased for the six months ended December 31, 2020 compared with the six months ended December 31, 2019, due to increased drug manufacturing costs. Other research and development costs increased for the six months ended December 31, 2020 due to higher levels of personnel costs ($1.3 million) and share-based compensation ($0.8 million) associated with increased headcount to support our clinical activities, offset by decreased consulting fees ($0.2 million).

General and Administrative: General and administrative expenses increased by $3.3 million to $11.6 million for the six months ended December 31, 2020 compared to $8.3 million for the six months ended December 31, 2019. The increase is primarily due to increased personnel costs ($0.7 million) and share-based compensation ($0.9 million) associated with increased headcount to support our activities, including preparation for commercial launch of zandelisib, as well as external professional services and legal costs ($0.9 million) and corporate overhead costs ($0.8 million).

Other income or expense: We recorded a non-cash gain of $20.3 million during the six months ended December 31, 2020 due to a change in the fair value of our warrant liability for warrants issued in connection with our May 2018 private placement. The change in the warrant liability is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $0.4 million for the six months ended December 31, 2020 compared to $0.7 million for the six months ended December 31, 2019. The decrease was due to lower yields during the six months ended December 31, 2020 compared to the six months ended December 31, 2019. We also recognized a $0.5 million gain related to foreign currency exchange rate changes on a tax receivable from the Japanese government for tax withholdings related to the KKC Commercialization Agreement.

Liquidity and Capital Resources

We have accumulated losses of $290.8 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2020, we had $180.1 million in cash and cash equivalents, and short-term investments. We believe that these resources will be sufficient to fund our operations into fiscal year 2022 and beyond. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Sources and Uses of Our Cash

Net cash used in operations for the six months ended December 31, 2020 was $5.1 million. Net cash used in operating activities for the six months ended December 31, 2019 was $24.6 million. The decrease in cash used in operating activities year over year reflects the receipt in October 2020 of our $20.4 million receivable from the Japanese government for tax withholdings related to the KKC Commercialization Agreement, as well as other changes in working capital.

Net cash used in investing activities for the six months ended December 31, 2020 was $0.7 million compared to $30.3 million used in investing activities for the six months ended December 31, 2019. The change was primarily due to decreased purchases of short-term investments in 2020, net of maturities.

Net cash provided by financing activities during the six months ended December 31, 2020 was $3.3 million compared with $54.0 million provided by financing activities during the six months ended December 31, 2019. Cash raised during the six months ended December 31, 2020 reflected $3.1 million of net proceeds from the issuance of common stock. Cash raised during the six months ended December 31, 2019 reflected $48.6 million from the issuance of common stock and $5.3 million of proceeds from the collection of common stock proceeds receivable.

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

We have leased approximately 32,800 square feet of office space in San Diego, California. The contractual lease term is from July 2020 through March 2028. The average annual lease payment over the remaining term of the lease is $1.6 million, plus a pro rata share of certain building expenses. Our total contractual obligation over the remaining term of the lease is $11.4 million.

Presage License Agreement

In September 2017, we entered into the Presage License Agreement. Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage $2.9 million. With respect to the first indication, an incremental $2.0 million payment, due upon dosing the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees. As of December 31, 2020, we have not accrued any amounts for potential future payments as achievement of the milestones has not been met.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $74.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. As of December 31, 2020, we have not accrued any amounts for potential future payments as achievement of the milestones has not been met.

CyDex License Agreement

We are party to a license agreement with CyDex. Under the license agreement, CyDex granted to us an exclusive, non-transferable license to intellectual property rights relating to Captisol® for use with our two isoflavone-based drug compounds (currently ME-344). We agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of our approved drugs utilizing Captisol. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. We may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of December 31, 2020, we have not accrued any amounts for potential future payments.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit Index

Exhibits

10.1	MEI Pharma, Inc. Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2020)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

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

Date: February 4, 2021