Form 10-Q
period 2021-03-31
MEI Pharma, Inc.
filed 2021-05-06
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 4, 2021, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 112,591,778.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1: Condensed Financial Statements – Unaudited

MEI PHARMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2021	June 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,745	$12,331
Short-term investments	154,879	170,299

Total cash, cash equivalents and short-term investments	164,624	182,630
Receivable for foreign tax withholding	—	20,420
Prepaid expenses and other current assets	11,937	5,594

Total current assets	176,561	208,644
Operating lease right-of-use asset	7,992	—
Property and equipment, net	1,569	1,084

Total assets	$186,122	$209,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,571	$2,437
Accrued liabilities	7,762	6,090
Deferred revenue	19,143	14,777
Operating lease liability	900	—

Total current liabilities	33,376	23,304
Deferred revenue, long-term	70,734	67,723
Operating lease liability, long-term	7,608	—
Warrant liability	29,442	40,483

Total liabilities	141,160	131,510

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 112,592 and 111,514 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	—	—
Additional paid-in capital	367,055	355,452
Accumulated deficit	(322,093)	(277,234)

Total stockholders’ equity	44,962	78,218

Total liabilities and stockholders’ equity	$186,122	$209,728

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Revenue	$2,418	$1,244	$15,419	$3,409

Operating expenses:
Cost of revenue	405	860	1,408	2,189
Research and development	17,884	8,963	53,104	26,206
General and administrative	6,215	3,864	17,780	12,189

Total operating expenses	24,504	13,687	72,292	40,584

Loss from operations	(22,086)	(12,443)	(56,873)	(37,175)

Other income (expense):
Change in fair value of warrant liability	(9,272)	7,732	11,035	8,562
Interest and dividend income	58	382	497	1,074
Other income (expense)	(13)	—	482	(1)

Net loss	$(31,313)	$(4,329)	$(44,859)	$(27,540)

Net loss:
Basic	$(31,313)	$(4,329)	$(44,859)	$(27,540)

Diluted	$(31,313)	$(4,329)	$(65,166)	$(27,540)

Net loss per share:
Basic	$(0.28)	$(0.04)	$(0.40)	$(0.32)

Diluted	$(0.28)	$(0.04)	$(0.57)	$(0.32)

Shares used in computing net loss per share:
Basic	112,557	105,999	112,505	85,995

Diluted	112,557	105,999	113,991	85,995

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2020	111,514	$355,452	$(277,234)	$78,218
Net loss	—	—	(2,092)	(2,092)
Issuance of common stock, net	958	3,136	—	3,136
Exercise of stock options	50	124	—	124
Share-based compensation expense	—	2,942	—	2,942

Balance at September 30, 2020	112,522	361,654	(279,326)	82,328
Net loss	—	—	(11,454)	(11,454)
Exercise of stock options	6	15	—	15
Share-based compensation expense	—	2,609	—	2,609

Balance at December 31, 2020	112,528	364,278	(290,780)	73,498
Net loss	—	—	(31,313)	(31,313)
Exercise of stock options	63	126	—	126
Exercise of warrants	1	6	—	6
Share-based compensation expense	—	2,645	—	2,645

Balance at March 31, 2021	112,592	$367,055	$(322,093)	$44,962

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2019	73,545	$279,148	$(231,218)	$47,930
Net loss	—	—	(2,994)	(2,994)
Issuance of common stock, net	64	159	—	159
Exercise of stock options	46	72	—	72
Share-based compensation expense	—	2,113	—	2,113

Balance at September 30, 2019	73,655	281,492	(234,212)	47,280
Net loss	—	—	(20,217)	(20,217)
Issuance of common stock, net	32,344	48,451	—	48,451
Share-based compensation expense	—	1,771	—	1,771

Balance at December 31, 2019	105,999	331,714	(254,429)	77,285
Net loss	—	—	(4,329)	(4,329)
Issuance of common stock, net	—	(8)	—	(8)
Share-based compensation expense	—	1,550	—	1,550

Balance at March 31, 2020	105,999	$333,256	$(258,758)	$74,498

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(44,859)	$(27,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(11,035)	(8,562)
Share-based compensation	8,196	5,434
Depreciation and amortization	215	90
Non-cash lease expense	697	—
Changes in operating assets and liabilities:
Receivable for foreign tax withholding	20,420	—
Prepaid expenses and other current assets	(6,343)	(169)
Accounts payable	3,134	(2,295)
Accrued liabilities	1,672	667
Deferred revenue	7,377	(2,479)
Operating lease liability	(181)	—

Net cash used in operating activities	(20,707)	(34,854)

Cash flows from investing activities:
Purchases of property and equipment	(700)	(785)
Purchases of short-term investments	(325,162)	(90,324)
Proceeds from maturity of short-term investments	340,582	69,863

Net cash provided by (used in) investing activities	14,720	(21,246)

Cash flows from financing activities:
Proceeds from exercise of stock options	265	72
Proceeds from issuance of common stock, net	3,136	48,602
Collection of common stock proceeds receivable	—	5,274

Net cash provided by financing activities	3,401	53,948

Net decrease in cash and cash equivalents	(2,586)	(2,152)
Cash and cash equivalents at beginning of the period	12,331	9,590

Cash and cash equivalents at end of the period	$9,745	$7,438

Supplemental disclosures:
Income taxes paid	$(8)	$(1)
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$8,689	$—
Warrants issued pursuant to cashless exercise	$6	$—

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

Liquidity

We have accumulated losses of $322.1 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2021, we had $164.6 million in cash and cash equivalents and short-term investments. We believe that these resources will be sufficient to meet our obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

We recognized revenue associated with the following license agreements (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
KKC License Agreements	$2,321	$812	$14,979	$2,282
Helsinn License Agreement	97	432	440	1,127

	$2,418	$1,244	$15,419	$3,409

Timing of Revenue Recognition:
Services performed over time	$2,418	$1,244	$15,419	$3,409

	$2,418	$1,244	$15,419	$3,409

The KKC Commercialization Agreement and KKC Japan License Agreement (Note 3) include other distinct performance obligations that will be satisfied over time, and accordingly we recognized $2.3 million and $0.8 million related to our progress toward satisfying those obligations during the three months ended March 31, 2021 and 2020, respectively, and $15.0 million and $2.3 million during the nine months ended March 31, 2021 and 2020, respectively.

Based on the characteristics of the Helsinn License Agreement (Note 3), control of the remaining deliverables occurs over time and therefore we recognize revenue based on the extent of progress towards completion of the performance obligations. Accordingly, we recognized $0.1 million and $0.4 million related to our progress toward satisfying those obligations during the three months ended March 31, 2021 and 2020, respectively, and $0.4 million and $1.1 million during the nine months ended March 31, 2021 and 2020, respectively.

Contract Balances

Receivables and contract assets are included in our balance sheet in “Prepaid expenses and other current assets”, and contract liabilities are included in “Deferred revenue” and “Deferred revenue, long-term”. The following table presents changes in contract assets and contract liabilities during the nine months ended March 31, 2021 and 2020 (in thousands):

	Nine Months Ended March 31,
	2021	2020
Receivables
Receivables, beginning of period	$2,605	$—
Amounts billed	15,744	1,088
Payments received	(18,349)	(1,014)

Receivables, end of period	$—	$74

Contract assets
Contract assets, beginning of period	$335	$511
Billable amounts	22,841	930
Amounts billed	(15,744)	(1,088)

Contract assets, end of period	$7,432	$353

Contract liabilities
Contract liabilities, beginning of period	$82,497	$7,771
Net change	7,380	(2,479)

Contract liabilities, end of period	$89,877	$5,292

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

As of March 31, 2021, we had $7.4 million of contract assets related to our remaining performance obligations under the KKC Commercialization Agreement and no contract assets related to the Helsinn License Agreement as the remaining performance obligations have been completed. During the nine months ended March 31, 2021, contract assets increased by $22.8 million, primarily due the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for which we had not yet billed KKC or Helsinn, partially offset by billings of $15.7 million to KKC and Helsinn.

As of March 31, 2021, we had $89.9 million of deferred revenue associated with our remaining performance obligations under the KKC Commercialization Agreement, of which $64.5 million relates to the U.S. License which is a unit of account under the scope of Topic 808 and is not a deliverable under Topic 606, and $25.4 million relates to the Ex-U.S. license and development services performance obligations which are under the scope of Topic 606. For the three and nine months ended March 31, 2021, we recognized revenue of $2.4 million and $15.4 million, respectively, that was included in the contract liabilities balance at June 30, 2020 related to performance obligations under ASC 606. In addition, as a result of a change in estimated cost of completion related to our remaining performance obligations, we decreased deferred revenue by $2.1 million. To date we have not recognized any amounts related to units of account under Topic 808. For the three and nine months ended March 31, 2020, we recognized revenue of $0.8 million and $2.6 million, respectively, that was included in the contract liabilities balance at June 30, 2019 related to performance obligations under ASC 606 under the KKC Japan License Agreement and Helsinn License Agreement which are described in Note 3.

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

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2021 and 2020, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

There have been no material changes in our unrecognized tax benefits since June 30, 2020, and, as such, the disclosures included in our 2020 Annual Report continue to be relevant for the nine months ended March 31, 2021.

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

We measure the following financial instruments at fair value on a recurring basis. The fair values of these financial instruments were as follows (in thousands):

	March 31, 2021			June 30, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant liability	$—	$—	$(29,442)	$—	$—	$(40,483)

Total	$—	$—	$(29,442)	$—	$—	$(40,483)

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

In May 2018, we issued warrants in connection with our private placement of shares of common stock. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Balance Sheet. We recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our Condensed Statement of Operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the Condensed Statement of Operations for the three and nine months ended March 31, 2021 and 2020, respectively.

To calculate the fair value of the warrant liability, the following assumptions were used:

	March 31, 2021	June 30, 2020
Risk-free interest rate	0.1%	0.2%
Expected life (years)	2.1	2.9
Expected volatility	82.4%	77.4%
Dividend yield	0.0%	0.0%
Black-Scholes Fair Value	$1.83	$2.52

The following table sets forth a summary of changes in the estimated fair value of our Level 3 warrant liability for the nine months ended March 31, 2021 and 2020 (in thousands):

	Fair Value of Warrants Using Significant Unobservable Inputs (Level 3)
	2021	2020
Balance at July 1,	$(40,483)	$(17,613)
Reclassification of derivative liability to equity upon exercise of warrants	6	—
Change in estimated fair value of liability classified warrants	11,035	830

Balance at March 31,	$(29,442)	$(16,783)

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

We determined, at the time of our initial assessment, that the total transaction price of $191.5 million is comprised of the upfront payment of $100.0 million, expected milestone payments of $20.0 million, estimated development cost-sharing of $66.3 million, and deferred revenue of $5.2 million from the KKC Japan License Agreement (as defined below). During the nine months ended March 31, 2021, we updated our initial assessment to reflect estimated development cost-sharing of $94.9 million. We included the amount of estimated variable consideration that is not constrained for development cost-sharing in the transaction price. Any variable consideration related to sales-based royalties and commercial milestones related to licenses of intellectual property will be determined when the sale or usage occurs, and is therefore excluded from the transaction price. In addition, we are eligible to receive future development and regulatory milestones upon the achievement of certain criteria; however, these amounts are excluded from variable consideration as the risk of significant revenue reversal will only be resolved depending on future research and development and/or regulatory approval outcomes. We re-evaluate the estimated variable consideration included in the transaction price and any related constraints at the end of each reporting period.

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

We determined that control of the U.S. License and Ex-U.S. License were transferred to KKC during the year ended June 30, 2020, and recognized revenue of $21.0 million related to the Ex-U.S. License. The $64.5 million transaction price allocated to the U.S. License obligation accounted for under Topic 808 is recorded as non-current deferred revenue and will begin to be recognized upon future commercialization as non-ASC 606 revenue. As of March 31, 2021 and June 30, 2020, we recorded deferred revenue of $25.4 million and $18.1 million, respectively, for the transaction price allocated to the Development Services performance obligations and are recognizing this revenue based on the proportional performance of these development activities, which we expect to recognize through fiscal year 2026.

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

We determined that the agreement contains multiple performance obligations for purposes of revenue recognition. Revenue related to the research and development elements of the arrangement is recognized based on the extent of progress toward completion of each performance obligation. Revenue is recognized on a gross basis as we are the primary obligor and have discretion in supplier selection. During the nine months ended March 31, 2021, our only remaining performance obligation under the agreement was the conduct of a Phase 2 dose-optimization study of pracinostat in combination with azacitidine in patients with high and very high risk MDS who are previously untreated with hypomethylating agents (the “POC study”), for which Helsinn has agreed to share third-party expenses. As of March 31, 2021, our performance obligations related to the Helsinn License Agreement have been met, and no future revenue or costs of revenue will be recognized.

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

Note 5. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and nine months ended March 31, 2021 and 2020. Diluted net loss per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

The following table presents the calculation of net loss used to calculate basic loss and diluted loss per share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net loss – basic	$(31,313)	$(4,329)	$(44,859)	$(27,540)
Change in fair value of warrant liability	—	—	(20,307)	—

Net loss – diluted	$(31,313)	$(4,329)	$(65,166)	$(27,540)

Share used in calculating net loss per share was determined as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Weighted average shares used in calculating basic net loss per share	112,557	105,999	112,505	85,995
Effect of potentially dilutive common shares from equity awards and liability-classified warrants	—	—	1,486	—

Weighted average shares used in calculating diluted net loss per share	112,557	105,999	113,991	85,995

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

The following table presents weighted-average potentially dilutive shares that have been excluded from the calculation of net loss per share because of their anti-dilutive effect (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Stock options	16,161	11,064	15,618	10,974
Restricted stock units	430	—	430	—
Warrants	16,060	16,062	5,354	16,062

Total anti-dilutive shares	32,651	27,126	21,402	27,036

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

Presage License Agreement

As discussed in Note 3, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of March 31, 2021, we have not accrued any amounts for potential future payments as achievement of the milestones has not been met.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $74.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. As of March 31, 2021, we have not accrued any amounts for potential future payments as achievement of the milestones has not been met.

CyDex License Agreement

As discussed in Note 3, we are party to a license agreement with CyDex under which we may be required to make future payments upon the achievement of certain milestones, as well as potential future royalties based upon net sales. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. As of March 31, 2021, we have not accrued any amounts for potential future payments.

COVID-19

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. As a result of the COVID-19 pandemic, which continues to rapidly evolve, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. Despite the relaxation of many governmental orders in mid-2020, the “second wave” of the COVID-19 outbreak has resulted in the re-imposition of many of these measures. In addition, although the FDA has authorized vaccines for the treatment of COVID-19, the effectiveness and timing of distribution of the vaccines remains highly uncertain. The COVID-19 virus has also mutated into different strains, which could be more contagious or severe or for which treatments are unavailable. While we continue to enroll and dose patients in our clinical trials, our clinical development program timelines continue to be subject to potential negative impacts from the ongoing pandemic. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, the effectiveness and timing of distribution of treatments for COVID-19, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to minimize its economic impact.

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

Legal Proceedings

On August 10, 2020, Guy Bahat, an individual who allegedly purchased 50 shares of our common stock filed a putative securities class action lawsuit (the “Securities Class Action”) in the United States District Court for the Southern District of California against the Company, Dr. Daniel P. Gold, and Mr. Brian G. Drazba, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder. Mr. Bahat did not seek appointment as lead plaintiff, and the court appointed another individual, Ramesh Mahalingham, as lead plaintiff. The plaintiff seeks to sue on behalf of all purchasers of our securities from August 2, 2017 through July 1, 2020 and alleges, among other things, that we made false and misleading statements relating to pracinostat during the proposed class period. On February 16, 2021, the lead plaintiff filed a notice of voluntary dismissal without prejudice, thereby concluding the class action litigation.

On October 21, 2020, Peter D’Arcy, an individual who alleges that he is a Company stockholder, filed a putative stockholder derivative action nominally on behalf of the Company in the United States District Court for the District of Delaware (the “Derivative Action”) against Dr. Gold, Mr. Drazba, Mr. Charles V. Baltic, III, Dr. Kevan E. Clemens, Mr. Frederick W. Driscoll, Dr. Nicholas R. Glover, Ms. Tamar D. Howson, Dr. Thomas C. Reynolds, Mr. William D. Rueckert, and Dr. Christine A. White, and naming the Company as a nominal defendant. Additional putative stockholder derivative suits were filed in the same court naming the same defendants plus Dr. Robert D. Mass on December 2, 2020 and December 15, 2020 by Gerald Wright and William Trablicy, respectively, who also allege that they are Company stockholders, and these additional suits were consolidated into the Derivative Action by court order. The Derivative Action is based upon the pracinostat-related allegations in the Securities Class Action described above, and alleges claims under Section 14(a) of the Exchange Act and claims for breach of fiduciary duty, unjust enrichment, corporate waste, and contribution. On February 24, 2021, following the resolution of the class action litigation, the parties stipulated request for voluntary dismissal without prejudice, which the court granted on February 25, 2021.

Note 7. Leases

In December 2019, we entered into a lease agreement for approximately 32,800 square feet of office space in San Diego, California. We have accounted for the lease as an operating lease. The contractual lease term began in July 2020 and is scheduled to expire in March 2028. The lease contains an option to renew and extend the lease terms. We have not included the lease extension within the ROU asset and lease liability on the balance sheet as it is not reasonably certain to be exercised. The lease includes variable non-lease components (e.g., common area maintenance, maintenance, etc.) that are not included in the ROU asset and lease liability and are reflected as an expense in the period incurred. We do not have any other operating or finance leases. Upon commencement of the lease, we recognized an operating lease ROU asset of $8.7 million and a corresponding operating lease liability of $8.7 million.

The total operating lease costs were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Operating lease cost	$377	$201	$1,130	$603

Supplemental cash flow information related to our operating leases were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$369	$201	$615	$603
Right-of-use assets obtained in exchange for operating lease obligations:	—	—	8,689	—

The following is a schedule of the future minimum rental payments for our operating lease, reconciled to the lease liability as of March 31, 2021 (in thousands):

March 31, 2021
Remainder of fiscal year ending June 30, 2021	$368
Years ending June 30,
2022	1,519
2023	1,565
2024	1,612
2025	1,168
2026	1,710
Thereafter	3,122

Total lease payments	11,064
Less: Present value discount	(2,556)

Total operating lease liability	$8,508

Balance Sheet Classification – Operating Lease
Operating lease liability	$900
Operating lease liability, long-term	7,608

Total operating lease liability	$8,508

Other Balance Sheet Information – Operating Lease
Weighted average remaining lease term (in years)	7.0
Weighted average discount rate	7.50%

Note 8. Short-Term Investments

As of March 31, 2021 and June 30, 2020, our short-term investments consisted of $154.9 million and $170.3 million, respectively, in U.S. government securities. The short-term investments held as of March 31, 2021 and June 30, 2020 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. As of March 31, 2021 and June 30, 2020, the gross holding gains and losses were immaterial.

Note 9. Stockholders’ Equity

Equity Transactions

At-The-Market Equity Offering

On November 10, 2020, we entered into an At-The-Market Equity Offering Sales Agreement (the “2020 ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $60.0 million of our common stock pursuant to the shelf registration statement. We had previously entered into an At-The-Market Equity Offering Sales Agreement in November 2017 (the “2017 ATM Sales Agreement”), pursuant to which we could sell an aggregate of up to $30.0 million of our common stock pursuant to the shelf registration statement. The 2017 ATM Sales Agreement expired on November 8, 2020. During the nine months ended March 31, 2021, we sold 958,083 shares under the 2017 ATM Sales Agreement for net proceeds of $3.1 million, after costs of $0.1 million. As of March 31, 2021, there is $60.0 million remaining available under the 2020 ATM Sales Agreement.

Shelf Registration Statement

We have a shelf registration statement that permits us to sell, from time to time, up to $200.0 million of common stock, preferred stock and warrants. The shelf registration was filed and declared effective in May 2020, replacing our prior shelf registration statement that was filed and declared effective in May 2017, and carrying forward approximately $107.5 million of unsold securities registered under the prior shelf registration statement. As of March 31, 2021, there is $175.7 million aggregate value of securities available under the shelf registration statement, including up to $60.0 million remaining available under the 2020 ATM Sales Agreement.

Warrants

As of March 31, 2021, we have outstanding warrants to purchase 16,058,985 shares of our common stock. The warrants are fully vested, exercisable at a price of $2.54 per share and expire in May 2023. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Balance Sheet. Therefore, we are required to account for the warrants as liabilities and record them at fair value. The warrants were revalued as of March 31, 2021 at $29.4 million and as of June 30, 2020 at $40.5 million; the changes in fair value were recorded in our Condensed Statement of Operations. During the nine months ended March 31, 2021, a warrant holder completed a cashless exercise of 2,617 warrants for 964 shares of common stock. No warrants were exercised during the nine months ended March 31, 2020.

Note 10. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs. In December 2008, we adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (“2008 Plan”), as amended and restated in 2011, 2013, 2014, 2015, 2016, 2018 and 2020, under which 29,014,794 shares of common stock are authorized for issuance. The 2008 Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, employees and advisors. As of March 31, 2021, there were 10,284,365 shares available for future grant under the 2008 Plan.

Total share-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Research and development	$1,207	$696	$3,496	$2,220
General and administrative	1,438	854	4,700	3,214

Total share-based compensation	$2,645	$1,550	$8,196	$5,434

Stock Options

Stock option activity for the nine months ended March 31, 2021 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2020	11,252,976	$2.81
Granted	5,763,300	3.40
Exercised	(119,042)	2.22
Forfeited / Cancelled	(223,828)	3.65

Outstanding at March 31, 2021	16,673,406	3.01	7.9	$9,775,096

Vested and exercisable at March 31, 2021	7,802,361	2.74	6.7	$7,006,856

The fair value of each stock option granted during the nine months ended March 31, 2021 is estimated on the grant date under the fair value method using a Black-Scholes valuation model. Stock options granted to employees during the nine months ended March 31, 2021 vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors during the nine months ended March 31, 2021 vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Nine Months Ended March 31,
	2021	2020
Risk-free interest rate	0.5%	1.8%
Expected life (years)	6.0	6.0
Expected volatility	81.1%	73.6%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$2.32	$1.60

As of March 31, 2021, there was $10.2 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

In July 2020, we granted 442,650 RSUs to employees. Each RSU represented the contingent right to receive one share of our common stock. The RSUs will vest in periods of either one year or two years from the date of grant. The fair value of the RSUs was measured at $3.49 per unit. Under the terms of the 2008 Plan, each of the RSUs is calculated as 1.25 shares of common stock for purposes of determining the number of shares available for future grant. There were forfeitures of 12,000 RSUs during the nine months ended March 31, 2021, and 430,650 unvested RSUs were outstanding as of March 31, 2021. As of March 31, 2021, unrecognized compensation expense related to the unvested portion of our RSUs was approximately $0.8 million and is expected to be recognized over approximately 1.1 years.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” in our 2020 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on September 9, 2020, and elsewhere in this report, including, among other things:

•

the outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease, and government responses thereto including but not limited to the ability of FDA to conduct necessary audit functions, may materially and adversely impact our business, including our preclinical studies and clinical trials;

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

•	the FDA’s interpretation and our interpretation of data from preclinical and clinical studies may differ significantly;

•	our failure to successfully commercialize our product candidates;

•	pricing regulations, third-party reimbursement practices and healthcare reform initiatives;

•	the failure of any products to gain market acceptance;

•	our reliance on third parties to conduct our clinical trials and manufacture our products;

•	our inability to control the costs of manufacturing our products;

•	our reliance on acquisitions or licenses from third parties to expand our pipeline of drug candidates;

•	competition and competitive factors;

•	our inability to protect our patents or proprietary rights and obtain necessary rights to third party patents and intellectual property to operate our business;

•	our inability to operate our business without infringing the patents and proprietary rights of others;

•	costs stemming from litigation, including securities class action and stockholder derivative litigation, our defense against third party intellectual property infringement claims, or other litigation;

•	our exposure to potential product liability claims and other claims may exceed our insurance limits;

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

•	our ability to attract and retain key employees;

•	technological changes;

•	cybersecurity;

•	general economic conditions;

•	government regulation generally, including changes to government regulation as a result of a new U.S. President and congressional majorities;

•	changes in industry practice; and

•	one-time events.

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

Overview and Recent Developments

We are a late-stage pharmaceutical company focused on leveraging our extensive development and oncology expertise to identify and advance new therapies intended to meaningfully improve the treatment of cancer. Our portfolio of drug candidates contains four clinical-stage assets, including our lead drug candidate, zandelisib (formerly known as (“f/k/a”) ME-401), currently in an ongoing Phase 2 clinical trial that, subject to the results upon completion of the trial, we intend to submit to the U.S. Food and Drug Administration (“FDA”) as part of a marketing application to support accelerated approval. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP.”

Our approach to building our pipeline is to license promising cancer agents and build value in programs through development, commercialization and strategic partnerships, as appropriate.

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”) and the risks to the international community. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. As a result of the ongoing and rapidly evolving COVID-19 pandemic, various public health orders and guidance measures have been implemented across much of the United States, and across the globe, including in the locations of our office, clinical trial sites, key vendors and partners. Despite the relaxation of many governmental orders in mid-2020, the “second wave” of the COVID-19 outbreak has resulted in the re-imposition of many of these measures. In addition, although the FDA has authorized vaccines for the treatment of COVID-19, the effectiveness and timing of distribution of the vaccines remains highly uncertain. The COVID-19 virus has also mutated into different strains, which could be more contagious or severe or for which treatments are unavailable. While we continue to enroll and dose patients in our clinical trials, our clinical development program timelines continue to be subject to potential negative impacts from the ongoing pandemic. The extent to which the ongoing pandemic continues to impact our business, including our preclinical studies, chemistry, manufacturing and controls (“CMC”) studies, manufacturing, and clinical trials, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread of the disease, the duration of the pandemic, the effectiveness and timing of distribution of treatments for COVID-19, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to minimize its economic impact, including vaccination rates and effectiveness.

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

Clinical Development Programs

Our approach to building our pipeline is to license promising cancer agents and build value in programs through development, commercialization and strategic partnerships, as appropriate. Our drug candidate pipeline includes:

•	Zandelisib (f/k/a ME-401), an oral phosphatidylinositol 3-kinase (“PI3K”) delta inhibitor;

•	Voruciclib, an oral cyclin-dependent kinase (“CDK”) inhibitor;

•	ME-344, a mitochondrial inhibitor targeting the oxidative phosphorylation (“OXPHOS”) complex; and

•	Pracinostat, an oral histone deacetylase (“HDAC”) inhibitor.

1.	Phase 2 study intended to support a marketing application for FDA accelerated approval.

2.	Study arm conducted under clinical collaboration with BeiGene, Ltd.

3.	Initiation of clinical studies in combination with venetoclax is subject to FDA approval.

4.	Investigator-initiated trial; completed.

Zandelisib (f/k/a ME-401): PI3Kd Inhibitor in a Phase 2 Trial Intended to Support Accelerated Approvals in Relapsed or Refractory Follicular and Marginal Zone Lymphomas

Zandelisib is an oral, once-daily, selective PI3Kd inhibitor in clinical development for the treatment of B-cell malignancies. In March 2020, the FDA granted zandelisib Fast Track designation for the treatment of adult patients with relapsed or refractory follicular lymphoma who have received at least two prior systemic therapies. In April 2020, we entered into a global license, development and commercialization agreement to further develop and commercialize zandelisib with Kyowa Kirin Co., Ltd. (“KKC”). MEI and KKC will co-develop and co-promote zandelisib in the U.S., with MEI recording all revenue from U.S. sales. KKC has exclusive commercialization rights outside of the U.S.

We are conducting multiple ongoing studies evaluating zandelisib including TIDAL (Trials of PI3K DeltA in Non-Hodgkin’s Lymphoma), a Phase 2 clinical trial evaluating zandelisib as a monotherapy for the treatment of adults with relapsed or refractory (“r/r”) follicular lymphoma (“FL”) and r/r marginal zone lymphoma (“MZL”) after failure of at least two prior systemic therapies including chemotherapy and an anti-CD20 antibody. Subject to the results, upon completion of each study arm in TIDAL, we are planning marketing application submissions with the FDA to support accelerated approval under 21 CFR Part 314.500, Subpart H. We are also conducting a multi-arm, open-label, Phase 1b dose finding and expansion trial evaluating zandelisib as a monotherapy and in combination with other therapies in patients with relapsed or refractory B-cell malignancies. Other initiated studies include Phase 1 and Phase 2 studies being conducted by KKC evaluating zandelisib as a monotherapy in patients in Japan with indolent B-cell malignancy pursuant to our agreement with KKC (as described below).

Zandelisib: Potentially Highly Differentiated Pharmaceutical Properties within a Clinically Validated Class of Treatments

While PI3Kd inhibitors as a group are a clinically validated class for the treatment of B-cell malignancies, the FDA approved orally administered products, idelalisib (marketed as Zydelig®) duvelisib (marketed as COPIKTRA®), and umbralisib (marketed as UKONIQ™), and the intravenously administered PI3Kd/α inhibitor copanlisib (marketed as Aliqopa®), are challenged by dose-

limiting toxicities, modest efficacy and/or inconvenience of administration route. We believe this provides an opportunity for the development of a next-generation candidate with pharmaceutical properties that may better maximize the therapeutic potential of PI3Kd inhibition by limiting toxicities and improving upon modest efficacy, which together hinder clinical utility.

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

Clinical Program

We are conducting multiple ongoing studies evaluating zandelisib including TIDAL, the global Phase 2 trial evaluating patients with r/r FL and MZL intended to support FDA marketing applications for accelerated approval, and a multi-arm, open-label, Phase 1b dose escalation and expansion trial as a monotherapy and in combination with other therapies in patients with FL and other B-cell malignancies.

The Phase 1b trial includes an arm exploring zandelisib in combination with zanubrutinib (marketed as BRUKINSA®), an inhibitor of Bruton’s tyrosine kinase developed by BeiGene, Ltd. (“BeiGene”). This study arm completed the safety evaluation stage in patients with B-cell malignancies and has expanded into disease specific B-cell malignancy cohorts. The evaluation of zandelisib in combination with zanubrutinib is conducted under a collaboration established with BeiGene in October 2018, pursuant to which the cost of the combination trial is being equally shared, and each company is supplying its own investigational agent. We retain all commercial rights to zandelisib (subject to the KKC Commercialization Agreement) and BeiGene retains all commercial rights to zanubrutinib. Additionally, ongoing studies include Phase 1 and Phase 2 studies initiated by KKC evaluating zandelisib as a monotherapy in patients in Japan with indolent B-cell malignancies; the Phase 2 study is intended to support marketing authorization in Japan.

We are also in the process of expanding the zandelisib clinical development program pursuant to the KKC Commercialization Agreement. Expansion plans include initiating, around mid-calendar year 2021, COASTAL, (COmbination of

Rituximab and PI3-KinaSe DelTA Inhibitor in iNH Lymphoma) a Phase 3 study of zandelisib in combination with rituximab evaluating follicular lymphoma and marginal zone lymphoma patients who received one or more prior lines of treatment; this study is intended to support FDA approval for additional indications and act as the required confirmatory study for the potential accelerated approval of zandelisib in patients with relapsed follicular lymphoma or marginal zone lymphoma who received at least two prior systemic therapies.

In addition to other planned clinical studies sponsored by us, we also plan to support select investigator-initiated studies, including one being conducted at the Cleveland Clinic evaluating zandelisib combined with standard of care in patients with newly diagnosed diffuse large B-cell lymphoma (“DLBCL”).

Phase 1b Multi-arm Trial

In May 2020, we reported updated data from the ongoing Phase 1b clinical trial evaluating zandelisib as a monotherapy and in combination with rituximab in patients with r/r B-cell malignancies as featured in a poster discussion at the American Society of Clinical Oncology 2020 Virtual Scientific Program.

Data were reported from a total of 57 patients treated with zandelisib, including 36 patients with r/r FL, 10 patients with r/r chronic lymphocytic leukemia (“CLL”), and 11 patients with other B-cell malignancies. Zandelisib was administered once daily at 60 mg for two 28-day cycles and then on an intermittent schedule (“IS”) of once daily dosing for the first seven days of each subsequent 28-day cycle. The objective of this portion of the study was to evaluate the safety, tolerability and efficacy of zandelisib given at 60 mg on IS as monotherapy or in combination with rituximab. A previous cohort of 39 patients in the trial was treated with zandelisib at 60 to 180 mg administered continuously once daily (“CS”) or were switched to the IS in later cycles.

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

Median duration of response in patients with FL has not yet been reached and median follow-up was 13.2 months (range: 3.0-27.6). Responses appeared durable across patient subsets analyzed (prior lines of therapy (1 vs ≥ 2), treatment group (i.e., monotherapy or in combination with rituximab) or tumor bulk (< 5 cm vs ≥5 cm)).

Duration of Response: Follicular Lymphoma Patients (N=30)

Zandelisib was generally well-tolerated. The rate of drug related grade 3 Adverse Events of Special Interest (“AESI”) was: diarrhea 3.5% (2/57); colitis 3.5% (2/57); rash 1.8% (1/57); alanine aminotransferase (“ALT”)/ aspartate aminotransferase (“AST”) elevation 1.8% (1/57); non-infectious pneumonitis 1.8% (1/57). No grade ≥3 AESI was reported after Cycle 3, when patients are treated with the IS, and the discontinuation rate due to adverse events was 7% (4/57).

Phase 2 Trial Intended to Support Accelerated Approval of Marketing Applications

We are recruiting patients in TIDAL, the global Phase 2 trial evaluating zandelisib as a monotherapy across two study arms: the first study arm for the treatment of adults with r/r FL and the second study arm for r/r MZL, in both cases after failure of at least two prior systemic therapies including chemotherapy and an anti-CD20 antibody. Subject to the results and discussions with FDA, data from each study arm are intended to be submitted to FDA to support marketing applications for accelerated approval under 21 CFR Part 314.500, Subpart H. The study is evaluating zandelisib administered once daily at 60 mg for two 28-day cycles and then on an intermittent schedule of once daily dosing for the first seven days of each subsequent 28-day cycle (i.e., IS). The primary efficacy endpoint will be the rate of objective responses to therapy and other endpoints will include duration of response and tolerability of zandelisib. The primary efficacy population sample size for r/r FL is 91 patients and the primary efficacy population sample size for r/r MZL is 64 patients. Complete enrollment of the FL primary efficacy population was announced in April 2021. MEI will maintain the total study enrollment in the FL arm to 120 patients to provide additional safety data for the registration application.

Impact of COVID-19 on the Phase 2 TIDAL Study

While the extent to which the COVID-19 pandemic will impact the completion of the TIDAL study is subject to future developments, which are highly uncertain and cannot be predicted with confidence, currently the integrity of the study remains intact and patient enrollment continues, although at a reduced rate. Topline data from the Phase 2 TIDAL study is expected in the fourth calendar quarter of 2021. We will continue to closely monitor for potential negative impacts on the study related to the ongoing COVID-19 pandemic. We will also continue efforts to be proactive in managing the impact from the pandemic, including various actions to communicate with sites and investigators, and making accommodations to patients consistent with FDA guidance and guidance from other regulatory authorities, as we may deem appropriate.

Voruciclib: CDK Inhibitor with CDK9 Inhibition in Phase 1 Studies

Voruciclib is an orally administered CDK inhibitor differentiated by its potent in vitro inhibition of CDK9 in addition to CDK6, 4 and 1. Voruciclib is being evaluated in a Phase 1b trial evaluating dose and schedule in patients with acute myeloid leukemia (“AML”) and B-cell malignancies. Voruciclib is also being evaluated in pre-clinical studies to explore the potential synergistic activity in various solid tumor cancers of voruciclib in combination with drug-candidates that directly inhibit KRAS as well as other targets in the RAS signaling pathway.

Voruciclib Scientific Overview: Cell Cycle Signaling

CDK9 has important functions in cell cycle regulation, including the modulation of two therapeutic targets in cancer:

•

CDK9 is a transcriptional regulator of the myeloid leukemia cell differentiation protein (“MCL1”), a member of the family of anti-apoptotic proteins which, when elevated, may prevent the cell from undergoing cell death. Inhibition of CDK9 blocks the production of MCL1, which is an established resistance mechanism to the B-cell lymphoma (“BCL2”) inhibitor venetoclax (marketed as Venclexta®).

•

CDK9 is a transcriptional regulator of the MYC proto-oncogene protein (“MYC”) which regulates cell proliferation and growth. Upregulation of MYC is implicated in many human cancers and is frequently associated with poor prognosis and unfavorable patient survival. CDK9, in addition to being a transcription factor for MYC, also decreases phosphorylation of MYC protein that is implicated in stabilizing MYC in KRAS mutant cancers. Targeting MYC directly has historically been difficult, but CDK9 is a promising approach to target this oncogene.

Voruciclib: Inhibition of MCL1

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

The research presented suggests that voruciclib could be an attractive therapeutic target for treating cancers in combination with venetoclax or other BCL-2 inhibitors.

Voruciclib: Inhibition of MYC

KRAS mutated cancers are frequently associated with overexpression of MYC, a transcription factor regulating cell proliferation and growth. CDK9 is a known regulator of MYC transcription and a modulator of MYC protein phosphorylation. Data reported at the American Association for Cancer Research (AACR) Annual Meeting 2021 in preclinical models demonstrates that voruciclib:

•	Results in a rapid decrease in the phosphorylation of proteins that promote MYC transcription

•	Rapidly decreases phosphorylation of MYC protein on Ser62, a site implicated in stabilizing MYC in KRAS mutant cancers

•	Possesses single agent activity against multiple KRAS mutant cancer cell lines both in vitro and in vivo

•	Synergistically inhibits KRAS G12C mutant cancer cell lines in combination with KRAS G12C inhibitors, both in vitro and in vivo

The research presented suggests that voruciclib could be an attractive therapeutic target for cancers driven by KRAS mutations.

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

Preliminary data to date from the Phase 1b study evaluating voruciclib as a monotherapy at the doses studied demonstrates that voruciclib has not been associated with drug related gastrointestinal toxicity or neutropenia. Also, favorable pharmacokinetics have been observed, including a half-life supporting once-a-day oral dosing, dose proportional C-max and a high volume of distribution suggesting broad entry into tissues. Our projections suggest that doses of 150-200 mg may be sufficient to achieve plasma concentrations sufficient to inhibit the molecular target. Early signs of biological activity have also been observed in patients with AML.

Voruciclib was also previously evaluated in more than 70 patients with solid tumors in multiple Phase 1 studies. The totality of the clinical data, along with data from pre-clinical studies, suggests voruciclib’s ability to inhibit its molecular target at a projected dose as low as 150 mg daily. In one clinical study, voruciclib was evaluated in combination with vemurafenib (marketed as Zelboraf®) in 9 patients with BRAF mutated advanced/inoperable malignant melanoma. Three of three BRAF/MEK naive patients achieved a response: two partial responses and one complete response. In this study voruciclib was dosed at 150 mg daily plus vemurafenib 720 mg or 960 mg twice daily in 28-day cycles. The most common adverse events were fatigue, constipation, diarrhea, arthralgia and headache. One instance of grade 3 fatigue was dose limiting and no serious adverse events related to voruciclib were reported. Other clinical studies evaluated voruciclib at doses up to 850 mg in patients with solid tumors, demonstrating additional evidence of potential biologic activity and an adverse event profile generally consistent with other drugs in its class.

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

ME-344: Clinical Stage Mitochondrial Inhibitor with Combinatorial Potential

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

Results from our earlier, first-in-human, single-agent Phase 1 clinical trial of ME-344 in patients with refractory solid tumors were published in the April 1, 2015 issue of Cancer. The results indicated that eight of 21 evaluable patients (38%) treated with ME-344 achieved stable disease or better, including five who experienced progression-free survival that was at least twice the duration of their last prior treatment before entry into the trial. In addition, one of these patients, a heavily pre-treated patient with small cell lung cancer, achieved a confirmed partial response and remained on study for two years. ME-344 was generally well tolerated at doses equal to or less than 10 mg/kg delivered on a weekly schedule for extended durations. Treatment-related adverse events included nausea, dizziness and fatigue. Dose-limiting toxicities were observed at both the 15 mg/kg and 20 mg/kg dose levels, consisting primarily of grade 3 peripheral neuropathy. We are planning to advance ME-344 in combination with anti-angiogenic therapies in a Phase 2 study evaluating patients with solid tumors.

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

Data from the POC study (n=64) presented as part of the American Society of Clinical Oncology 2020 Virtual Scientific Program in June 2020 demonstrated an estimated median overall survival (“OS”) rate of 23.5 months with a one-year OS rate of 77%. The median follow-up was 17.6 months (range, 15.7–18.8) and the overall response rate (“ORR”) was 33% (21/64), all of which are complete responses (“CR”). The clinical benefit rate (CR, mCR plus hematologic improvement (“HI”), mCR with no HI, or HI with no mCR) was 77% (49/64). Twenty-seven percent of patients (17/64) proceeded to a stem cell transplant while on study. Eleven percent of patients discontinued treatment because of adverse events. The most common grade ≥3 treatment emergent adverse events were hematologic, and included decreased neutrophil count (50%), anemia (39%), febrile neutropenia (34%), decreased platelet count (33%), thrombocytopenia (27%), and decreased white blood cell count (20%). The POC study results have reached maturity leading to closing the study; as of the end of December 2020 no patients are being treated or followed in the study.

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

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

We had a loss from operations of $22.1 million for the three months ended March 31, 2021 compared to a loss from operations of $12.4 million for the three months ended March 31, 2020.

Revenue: We recognized revenue of $2.4 million for the three months ended March 31, 2021 compared to $1.2 million for the three months ended March 31, 2020. Revenue increased primarily due to amounts recognized under our license agreement with KKC and resulted from the partial satisfaction of our research and development obligations. Revenue related to the license agreement with KKC was $2.3 million for the three months ended March 31, 2021 compared to $0.8 million for the three months ended March 31, 2020. Revenue also includes recognition of fees allocated to performance obligations in accordance with the Helsinn License Agreement. Revenue related to the Helsinn License Agreement was $0.1 million for the three months ended March 31, 2021 compared to $0.4 million for the three months ended March 31, 2020 due to decreased costs associated with the POC study. As of March 31, 2021, our performance obligations related to the Helsinn License Agreement have been met, and no future revenue or costs of revenue will be recognized.

Cost of Revenue: We recognized cost of revenue of $0.4 million for the three months ended March 31, 2021 compared to $0.9 million for the three months ended March 31, 2020. The cost of revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses associated with pracinostat. Costs of revenue relate to expenses for pracinostat incurred in connection with our development activities in accordance with the Helsinn License Agreement, including both Helsinn’s share and our share of costs related to the POC study, which we are responsible for conducting. Cost of revenue decreased due to decreased costs associated with the POC study.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Three Months Ended March 31,
Research and development expenses	2021	2020
Zandelisib	$11,460	$4,572
Voruciclib	694	524
ME-344	212	18
Other	5,518	3,849

Total research and development expenses	$17,884	$8,963

Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations “CROs”), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $17.9 million for the three months ended March 31, 2021 compared to $9.0 million for the three months ended March 31, 2020. Costs related to zandelisib for the three months ended March 31, 2021 reflected an increase in clinical trial costs ($5.3 million) primarily as a result of increased activity in the Phase 2 study and start-up costs related to the Phase 3 study, an increase in drug manufacturing costs ($1.0 million), and increased consulting fees ($0.6 million). Costs related to voruciclib increased for the three months ended March 31, 2021 compared with the three months ended March 31, 2020, due to increased drug manufacturing costs. Other research and development costs increased for the three months ended March 31, 2021 due to higher levels of personnel costs ($1.2 million) and share-based compensation ($0.5 million) associated with increased headcount to support our clinical activities.

General and Administrative: General and administrative expenses increased by $2.3 million to $6.2 million for the three months ended March 31, 2021 compared to $3.9 million for the three months ended March 31, 2020. The increase is primarily due to increased external professional services and legal costs ($0.9 million), as well as share-based compensation ($0.6 million) and personnel costs ($0.5 million) associated with increased headcount to support our activities, including preparation for commercial launch of zandelisib, and corporate overhead costs ($0.3 million).

Other income or expense: We recorded a non-cash loss of $9.3 million during the three months ended March 31, 2021 due to a change in the fair value of our warrant liability. The change in the warrant liability is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $58,000 for the three months ended March 31, 2021 compared to $0.4 million for the three months ended March 31, 2020. The decrease was due to lower yields during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Comparison of Nine Months Ended March 31, 2021 and 2020

We had a loss from operations of $56.9 million for the nine months ended March 31, 2021 compared to a loss from operations of $37.2 million for the nine months ended March 31, 2020.

Revenue: We recognized revenue of $15.4 million for the nine months ended March 31, 2021 compared to $3.4 million for the nine months ended March 31, 2020. Revenue increased primarily due to amounts recognized under our license agreement with KKC and resulted from the partial satisfaction of our research and development obligations. Revenue related to the license agreement with KKC was $15.0 million for the nine months ended March 31, 2021 compared to $2.3 million for the nine months ended March 31, 2020. Revenue also includes recognition of fees allocated to performance obligations in accordance with the Helsinn License Agreement. Revenue related to the Helsinn License Agreement was $0.4 million for the nine months ended March 31, 2021 compared to $1.1 million for the nine months ended March 31, 2020 due to decreased costs associated with the POC study.

Cost of Revenue: We recognized cost of revenue of $1.4 million for the nine months ended March 31, 2021 compared to $2.2 million for the nine months ended March 31, 2020. The cost of revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses associated with pracinostat. Costs of revenue relate to expenses for pracinostat incurred in connection with our development activities in accordance with the Helsinn License Agreement, including both Helsinn’s share and our share of costs related to the POC study, which we are responsible for conducting. Cost of revenue decreased due to decreased costs associated with the POC study.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Nine Months Ended March 31,
Research and development expenses	2021	2020
Zandelisib	$36,350	$13,741
Voruciclib	2,215	1,524
ME-344	433	27
Other	14,106	10,914

Total research and development expenses	$53,104	$26,206

Research and development expenses consist primarily of clinical trial costs (including payments to CROs), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $53.1 million for the nine months ended March 31, 2021 compared to $26.2 million for the nine months ended March 31, 2020. Costs related to zandelisib for the nine months ended March 31, 2021 reflected an increase in clinical trial costs ($19.9 million) primarily as a result of increased activity in the Phase 2 study and start-up costs related to the Phase 3 study, an increase in drug manufacturing costs ($1.5 million), and increased consulting fees ($1.2 million). Costs related to voruciclib increased for the nine months ended March 31, 2021 compared with the nine months ended March 31, 2020, due to increased drug manufacturing costs. Other research and development costs increased for the nine months ended March 31, 2021 due to higher levels of personnel costs ($2.3 million) and share-based compensation ($1.3 million) associated with increased headcount to support our clinical activities, offset by decreased legal, consulting, and administrative costs ($0.4 million).

General and Administrative: General and administrative expenses increased by $5.6 million to $17.8 million for the nine months ended March 31, 2021 compared to $12.2 million for the nine months ended March 31, 2020. The increase is primarily due to increased external professional services and legal costs ($1.8 million), as well as share-based compensation ($1.5 million) and personnel costs ($1.1 million) associated with increased headcount to support our activities, including preparation for commercial launch of zandelisib, and corporate overhead costs ($1.2 million).

Other income or expense: We recorded a non-cash gain of $11.0 million during the nine months ended March 31, 2021 due to a change in the fair value of our warrant liability. The change in the warrant liability is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $0.5 million for the nine months ended March 31, 2021 compared to $1.1 million for the nine months ended March 31, 2020. The decrease was due to lower yields during the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. We also recognized a $0.5 million gain related to foreign currency exchange rate changes on a tax receivable from the Japanese government for tax withholdings related to the KKC Commercialization Agreement.

Liquidity and Capital Resources

We have accumulated losses of $322.1 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2021, we had $164.6 million in cash and cash equivalents, and short-term investments. We believe that these resources will be sufficient to fund our operations into fiscal year 2022 and beyond. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Sources and Uses of Our Cash

Net cash used in operating activities for the nine months ended March 31, 2021 was $20.7 million. Net cash used in operating activities for the nine months ended March 31, 2020 was $34.9 million. The decrease in cash used in operating activities year over year reflects the receipt in October 2020 of our $20.4 million receivable from the Japanese government for tax withholdings related to the KKC Commercialization Agreement, as well as other changes in working capital.

Net cash provided by investing activities for the nine months ended March 31, 2021 was $14.7 million compared to $21.2 million used in investing activities for the nine months ended March 31, 2020. The change was primarily due to decreased purchases of short-term investments in 2021, net of maturities.

Net cash provided by financing activities during the nine months ended March 31, 2021 was $3.4 million compared with $53.9 million provided by financing activities during the nine months ended March 31, 2020. Cash raised during the nine months ended March 31, 2021 reflected $3.1 million of net proceeds from the issuance of common stock. Cash raised during the nine months ended March 31, 2020 reflected $48.6 million from the issuance of common stock and $5.3 million of proceeds from the collection of common stock proceeds receivable.

Contractual Obligations

We have contracted with various consultants and third parties to assist us in pre-clinical research and development and clinical trial work for our leading drug compounds. The contracts are terminable at any time, but obligate us to reimburse the providers for any time or costs incurred through the date of termination. Additionally, we have employment agreements with certain of our current employees that provide for severance payments and accelerated vesting for share-based awards if their employment is terminated under specified circumstances.

We have leased approximately 32,800 square feet of office space in San Diego, California. The contractual lease term is from July 2020 through March 2028. The average annual lease payment over the remaining term of the lease is $1.6 million, plus a pro rata share of certain building expenses. Our total contractual obligation over the remaining term of the lease is $11.1 million.

Presage License Agreement

In September 2017, we entered into the Presage License Agreement. Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage $2.9 million. With respect to the first indication, an incremental $2.0 million payment, due upon dosing the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees. As of March 31, 2021, we have not accrued any amounts for potential future payments as achievement of the milestones has not been met.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $74.5 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. As of March 31, 2021, we have not accrued any amounts for potential future payments as achievement of the milestones has not been met.

CyDex License Agreement

We are party to a license agreement with CyDex. Under the license agreement, CyDex granted to us an exclusive, non-transferable license to intellectual property rights relating to Captisol® for use with our two isoflavone-based drug compounds (currently ME-344). We agreed to pay to CyDex a non-refundable license issuance fee, future milestone payments, and royalties at a low, single-digit percentage rate on future sales of our approved drugs utilizing Captisol. Contemporaneously with the license agreement, CyDex entered into a commercial supply agreement with us, pursuant to which we agreed to purchase 100% of our requirements for Captisol from CyDex. We may terminate both the license agreement and the supply agreement for convenience at any time upon 90 days’ prior written notice. As of March 31, 2021, we have not accrued any amounts for potential future payments.

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

PART II OTHER INFORMATION

Item 1: Legal Proceedings

See our financial statements, Note 6 – Commitments and Contingencies – Legal Proceedings.

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

Date: May 6, 2021