Form 10-K
period 2021-06-30
MEI Pharma, Inc.
filed 2021-09-02
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $300.8 million as of December 31, 2020, based on the closing price of the registrant’s Common Stock as reported on the NASDAQ Capital Market on such date. For purposes of this calculation, shares of the registrant’s common stock held by directors and executive officers have been excluded. This number is provided only for purposes of this Annual Report on Form 10-K and does not represent an admission that any particular person or entity is an affiliate of the registrant.

As of August 31, 2021, there were 112,678,498 shares of the registrant’s common stock, par value $0.00000002 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held in December 2021, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended June 30, 2021.

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

PART I

Item 1. Business

Overview

MEI Pharma, Inc. is a late-stage pharmaceutical company committed to the development and commercialization of novel cancer therapies intended to improve outcomes for patients. Our portfolio of drug candidates has four clinical-stage assets, including zandelisib (f/k/a ME-401), currently in multiple ongoing clinical studies intended to support marketing applications with the U.S. Food and Drug Administration (“FDA”) and other regulatory authorities globally. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP.”

Our approach to building our pipeline is to license or acquire promising cancer agents and build value in programs through development, commercialization and strategic partnerships, as appropriate.

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”) and the risks to the international community. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. As a result of the ongoing and rapidly evolving COVID-19 pandemic, various public health orders and guidance measures have been implemented across much of the United States, and across the globe, including in the locations of our office, clinical trial sites, key vendors and partners. Despite the relaxation of many governmental orders earlier this year, COVID-19 still impacts the normal conduct of business. In addition, although the FDA authorized vaccines for the treatment of COVID-19, and although a significant portion of the U.S. population has been vaccinated, the vaccination rate of the population and the effectiveness of the vaccines, particularly with respect to the COVID-19 Delta variant, as well as other variants, continues to create uncertainty. Furthermore, the COVID-19 virus may continue to mutate into different strains, which could be more contagious or severe or for which current vaccines and treatments are not effective or available.

While we continue to enroll and dose patients in our clinical trials, certain of our clinical trials have been delayed due to COVID-19 and our clinical development program timelines may continue to be subject to potential negative impacts from the ongoing pandemic in the U.S. and globally. The extent to which the ongoing pandemic continues to impact our business, including our preclinical studies, chemistry, manufacturing and controls (“CMC”) studies, manufacturing, and clinical trials, will depend on future developments, which are highly uncertain and cannot be predicted with confidence including the ultimate geographic spread of the disease, the duration of the pandemic, the effectiveness and timing of distribution of treatments and vaccines for COVID-19, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to minimize its economic impact, including vaccination rates and effectiveness.

We may experience enrollment delays and suspensions, patient withdrawals, postponement of planned clinical or preclinical studies, redirection of site resources from studies, and study deviations or noncompliance. We may also need to maintain or implement study modifications, suspensions, or terminations, the introduction of additional remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes or alternative sites, which may require state licensing, and changes or delays in site monitoring. The foregoing may require that we consult with relevant review and ethics committees, Institutional Review Boards ("IRBs"), and the FDA. The foregoing may also impact the collection, tabulation, analysis and integrity of our study data. The COVID-19 outbreak may further increase the need for clinical trial patient monitoring and regulatory reporting of adverse effects, may impact trial data collection and recording at the clinical research sites, and may delay regulatory authority meetings, inspections, or the regulatory review of marketing or investigational applications or submissions.

Not only might the continuing COVID-19 pandemic impact the conduct of our clinical trials, but it may also impact our ability to procure the necessary supply of our investigational drug products, as well as any ancillary supplies necessary for the conduct of our studies. This could happen for a variety of reasons, including manufacturing shortages or shutdowns, or a manufacturer need to prioritize other products or customers over us, including under the Defense Production Act. Third party manufacturers may also need to implement measures and changes, or deviate from typical manufacturing requirements that may otherwise adversely impact our product candidates.

In light of the COVID-19 outbreak, the FDA issued a number of new guidance documents. Specifically, as a result of the potential effect of the COVID-19 outbreak on many clinical trial programs in the U.S. and globally, the FDA issued guidance concerning potential impacts on clinical trial programs, which guidance the FDA has continually updated. In addition, the European Medicines Agency (“EMA”) as well as various country regulatory authorities (EU and UK) have issued similar guidance. We have adapted the FDA and EMA/UK guidance for study procedures, data collection, and oversight resulting from the pandemic.

Although the U.S, federal government has implemented various economic stimulus programs in response to the COVID-19 pandemic, none of such programs have had a material impact on our financial condition, results of operations, or liquidity.

Clinical Development Programs

We build our pipeline by licensing or acquiring promising cancer agents and creating value in programs through development, commercialization and strategic partnerships, as appropriate. Our objective is to leverage the mechanisms and properties of our pipeline drug candidates to optimize the balance between efficacy and tolerability to meet the needs of patients with cancer. Our drug candidate pipeline includes:

•
Zandelisib (f/k/a ME-401), an oral phosphatidylinositol 3-kinase (“PI3K”) delta inhibitor;
•
Voruciclib, an oral cyclin-dependent kinase 9 (“CDK9”) inhibitor;
•
ME-344, a mitochondrial inhibitor targeting the oxidative phosphorylation (“OXPHOS”) complex; and
•
Pracinostat, an oral histone deacetylase (“HDAC”) inhibitor.

1.
Phase 2 study intended to support accelerated approval marketing applications with the FDA.
2.
Study arm initiated under clinical collaboration with BeiGene, Ltd.
3.
Investigator-initiated trial.
4.
Initiation of clinical studies is subject to opening of a new Investigational New Drug Application ("IND") with the FDA.

Zandelisib (f/k/a ME-401): PI3Kδ Inhibitor in Multiple Trials Intended to Support Marketing Approvals in Relapsed or Refractory Follicular and Marginal Zone Lymphomas

Zandelisib is an oral, once-daily, selective PI3Kδ inhibitor in clinical development for the treatment of B-cell malignancies. In March 2020, the FDA granted zandelisib Fast Track designation for the treatment of adult patients with relapsed or refractory (“r/r”) follicular lymphoma (“FL”) who have received at least two prior systemic therapies. In April 2020, we entered into a global license, development and commercialization agreement to further develop and commercialize zandelisib with Kyowa Kirin Co., Ltd. (“KKC”). MEI and KKC will co-develop and co-promote zandelisib in the U.S., with MEI recording all revenue from U.S. sales. KKC has exclusive commercialization rights outside of the U.S.

We are conducting multiple ongoing studies evaluating zandelisib. Our studies include TIDAL, a Phase 2 study evaluating zandelisib as a monotherapy in patients with r/r FL and marginal zone lymphoma (“MZL”) patients who have received at least two prior lines of treatment. Enrollment in the FL primary efficacy population of TIDAL completed in April 2021; enrollment of the MZL arm remains ongoing. Subject to the results, data from TIDAL is intended to support submissions for accelerated approval marketing applications with the FDA in r/r FL and MZL patients receiving at least two prior lines of treatment.

Also ongoing is COASTAL, a Phase 3 study evaluating zandelisib in combination with rituximab in patients with r/r FL and MZL who have received at least one prior line of treatment. COASTAL is intended to support full marketing applications in the U.S. and globally in r/r FL and MZL patients receiving at least one prior line of treatment. COASTAL is also intended (subject to FDA agreement) to act as the required confirmatory study for the potential U.S. accelerated approvals of zandelisib based on the TIDAL study.

We are also conducting a multi-arm, open-label, Phase 1b dose finding and expansion trial evaluating zandelisib as a monotherapy and in combination with other therapies in patients with relapsed or refractory B-cell malignancies. Other initiated studies include Phase 1 and Phase 2 studies being conducted by KKC evaluating zandelisib as a monotherapy in patients in Japan with indolent B-cell malignancy pursuant to our agreement with KKC.

Zandelisib: Potentially Highly Differentiated Pharmaceutical Properties within a Clinically Validated Class of Treatments

While PI3Kδ inhibitors as a group are a clinically validated class for the treatment of B-cell malignancies, the FDA approved orally administered products, idelalisib (marketed as Zydelig®), duvelisib (marketed as COPIKTRA®), umbralisib (marketed as UKONIQ™), and the intravenously administered PI3Kδ/α inhibitor copanlisib (marketed as Aliqopa®), are challenged by dose-limiting toxicities, modest efficacy and/or inconvenience of administration route. We believe this provides an opportunity for the development of a next-generation candidate with pharmaceutical properties that may better maximize the therapeutic potential of PI3Kδ inhibition by limiting toxicities and improving upon modest efficacy, which together hinder clinical utility.

The molecular structure and pharmacodynamic characteristics of zandelisib are distinct from the FDA approved PI3Kδ inhibitors. Zandelisib’s distinct characteristics include prolonged target binding, preferential cellular accumulation, high volume of distribution throughout the body tissues, and an approximately 28-hour half-life suitable for once daily oral administration. The properties of zandelisib support exploration of flexible dosing regimens such as an intermittent dosing schedule, which has clinically demonstrated to date the potential to maintain clinical benefit while minimizing immune-related toxicities common to other PI3Kδ agents, either as a monotherapy or in combination with other therapies.

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

There are several isoforms of PI3K that are expressed in different types of cells. The PI3Kδ isoform is at the crossroads of B-cell receptor signaling pathways that are major drivers of survival and proliferation of many B-cell malignancies. Because the δ isoform is often overexpressed in cancer cells of the B-lymphocyte lineage, such as B-cell leukemias and lymphomas, it is understood to be important for survival of these cells. Zandelisib displays high selectivity for the PI3K delta isoform and functions to inhibit its activity.

Clinical Program Overview

We are conducting multiple ongoing studies evaluating zandelisib including TIDAL, a global Phase 2 trial evaluating patients with r/r FL and MZL with at least two prior of lines of therapy that is intended to support FDA marketing applications for accelerated approval. Also ongoing is COASTAL, a global Phase 3 study evaluating patients with r/r FL and MZL with at least one prior line of therapy that is intended to support full marketing authorization with the FDA as well as regulatory authorities globally.

Additionally, we are conducting a multi-arm, open-label, Phase 1b dose escalation and expansion trial as a monotherapy and in combination with other therapies in patients with FL and other B-cell malignancies. The Phase 1b trial includes an arm exploring zandelisib in combination with zanubrutinib (marketed as BRUKINSA®), an inhibitor of Bruton’s tyrosine kinase developed by BeiGene, Ltd. (“BeiGene”). This study arm completed the safety evaluation stage in patients with B-cell malignancies and has expanded into disease specific B-cell malignancy cohorts. The evaluation of zandelisib in combination with zanubrutinib is conducted under a collaboration established with BeiGene in October 2018, pursuant to which the cost of the combination trial is being equally shared, and each company is supplying its own investigational agent. We retain all commercial rights to zandelisib (subject to the KKC Commercialization Agreement) and BeiGene retains all commercial rights to zanubrutinib.

Ongoing clinical trials also include Phase 1 and Phase 2 studies conducted by KKC evaluating zandelisib as a monotherapy in patients in Japan with indolent B-cell malignancies. The Phase 2 study is intended to support marketing authorization in Japan.

In addition to other planned clinical studies sponsored by us, such as initiation of a Phase 2 study evaluating zandelisib plus venetoclax in patients with chronic lymphocytic leukemia ("CLL"), we also plan to support select investigator-initiated studies, including one being conducted at the Cleveland Clinic evaluating zandelisib combined with standard of care in patients with newly diagnosed diffuse large B-cell lymphoma (“DLBCL”).

Phase 1b Multi-arm Trial

In May 2021, we reported updated data from the ongoing Phase 1b clinical trial evaluating zandelisib as a monotherapy and in combination with rituximab and zanubrutinib in patients with r/r FL and other B-cell malignancies as featured in poster discussions at the American Society of Clinical Oncology ("ASCO") 2021 annual meeting.

Data were reported from 37 patients with r/r FL administered zandelisib 60 mg once daily for two 28-day cycles and then on an intermittent schedule (“IS”) of once daily dosing for the first seven days of each subsequent 28-day cycle. The objective of this data presentation was to evaluate the safety, tolerability and efficacy of zandelisib as monotherapy or in combination with rituximab in patients with FL who had disease progression within 24 months after initial chemoimmunotherapy ("POD24") or disease progression beyond 24 months ("non-POD24").

The overall response rate in the 37 patients with r/r FL was 87%, with 27% achieving a complete response. The overall response rate was 78% in 18 patients administered zandelisib as a monotherapy and 95% in 19 patients administered zandelisib in combination with rituximab. The overall response rate in nine evaluable patients with CLL, previously reported separately, was 89%.

Overall Response Rates (“ORR”)

	POD24 n = 22	Non-POD24 n = 15	Total FL n = 37
Overall response rate (ORR)	18 (82%)	14 (93%)	32 (87%)
Regimen
Monotherapy	8/11 (73%)	6/7 (86%)	14/18 (78%)
Combination with rituximab	10/11 (91%)	8/8 (100%)	18/19 (95%)
Prior lines of therapy
1 prior	5/7 (71%)	9/9 (100%)	14/16 (88%)
≥ 2 prior	13/15 (87%)	5/6 (83%)	18/21 (86%)

CR rate, n (%)	4 (18%)	6 (40%)	10 (27%)

Median duration of response in the 37 patients with FL, as reported in a poster presentation at the 16th International Conference on Malignant Lymphoma, has not yet been reached, and median follow-up was 16.9 months (range: 1.2 to 33.1 months). Responses appeared durable across patient subsets analyzed (prior lines of therapy (1 vs ≥ 2), treatment group (i.e., monotherapy or in combination with rituximab) or tumor bulk (< 5 cm vs ≥5 cm)).

Duration of Response: Follicular Lymphoma Patients

Zandelisib was generally well-tolerated. The rate of drug related grade 3 Adverse Events of Special Interest (“AESI”) in the 37 patients with r/r FL was: diarrhea 5% (2/37); colitis 5% (2/37); rash 8% (3/37); alanine aminotransferase (“ALT”)/ aspartate aminotransferase (“AST”) elevation 8% (3/37); The discontinuation rate due to adverse events was 8% (3/37).

Data from the arm of the Phase 1b study evaluating 20 patients receiving zandelisib in combination with zanubrutinib was also reported in a poster session at the ASCO 2021 Annual Meeting. In this arm of the study two treatment dosing regimens were explored: Group A received zandelisib 60 mg, oral, daily continuously for eight weeks followed by days 1-7 of each subsequent 28-day cycle, and zanubrutinib, 160 mg oral, twice daily; Group B received zandelisib 60 mg, oral, daily on days 1-7 of each 28-day cycle starting Cycle 1 and zanubrutinib 80 mg, oral, twice daily. Group A enrolled a total of seven patients: one FL, three CLL, one MZL, one mantle cell lymphoma ("MCL"), and one diffuse large B-cell lymphoma/high grade B-cell lymphoma ("DLBCL/HGBCL"). Group B enrolled a total of 13 patients: seven FL, two CLL, one MZL, and three DLBCL/HGBCL. Treatment was continued until disease progression, intolerance or withdrawal of consent.

The overall response rate in all evaluable patients with r/r indolent B-cell malignancies and CLL was 100%. No response was noted in the two patients with DLBCL/HGBCL. Responses were durable with median follow up for all patients was 6.6 months (0.6 to 21.3 months) with the majority of responders still on treatment.

Overall Response Rate

Evaluable n = 18	FL (n = 8)	CLL/SLL (n = 5)	MZL (n = 2)	MCL (n = 1)	DLBCL/HGBCL (n = 2)
ORR*, n (%)	8 (100%)	5 (100%)	2 (100%)	1 (100%)	0 (0%)
Group A	1 (100%)	3 (100%)	1 (100%)	1 (100%)	0 (0%)
Group B	7 (100%)	2 (100%)	1 (100%)	0 (0%)	0 (0%)

*CR/CRi in two of eight patients with FL (25%) and in two of five patients with CLL (40%).

Imaging scans were taken at months 3, 7, 13, and then every six months until disease progression. Response reported based on Lugano criteria and International Workshop on Chronic Lymphocytic Leukemia ("iwCLL"). Two of 20 patients (one in DLBCL and one in HGBCL) did not have on-therapy scans. One patient had clinical progressive disease ("PD") and one patient had adverse events ("AE") due to prior therapy and discontinued early. Median follow-up time was 6.6 months for all patients (range 0.6 to 21.3 months), 3.6 months for Group A (range 0.6 to 21.3 months), and 6.6 months for Group B (range 1.9 to 14.1 months).

Group B, which received zandelisib 60 mg orally, daily on days 1-7 of each 28-day cycle starting Cycle 1 and zanubrutinib 80 mg, orally, twice daily, was well tolerated across the various B-cell malignancies in the completed part of the study. The combination administered on the optimized, Group B, dosing regimen did not result in additive toxicity to each agent alone. One of the two patients with Grade 3 AST/ALT increases in Group B was successfully retreated and continued therapy.

Treatment-Emergent Adverse Events of Special Interest

Grade 3-4 AESI, n (%)	Group A (n = 7)	Group B (n = 13)
ALT / ALT increased	2 (29%)	2 (15%)
Rash	1 (14%)	0 (0%)
CMV colitis	1 (14%)	0 (0%)
Pneumonia	*1 (14%)	0 (0%)
Diarrhea	0 (0%)	0 (0%)
Atrial fibrillation	0 (0%)	0 (0%)

* 1 DLBCL patient had several Grade 3 AEs on Day 1 attributed to prior therapy and discontinued treatment on Day 17.

The Phase 1b study is continuing to enroll expansion cohorts in r/r FL and r/r MCL to further evaluate the combination of zandelisib 60 mg administered on days 1-7 starting Cycle 1 and zanubrutinib administered at 80 mg twice daily.

TIDAL: A Phase 2 Trial Intended to Support Accelerated Approval of Marketing Applications

TIDAL is a global Phase 2 trial evaluating zandelisib as a monotherapy across two study arms: the first study arm for the treatment of adults with r/r FL and the second study arm for r/r MZL, in both cases after failure of at least two prior systemic therapies including chemotherapy and an anti-CD20 antibody. Subject to the results and discussions with the FDA, data from each study arm are intended to be submitted to the FDA to support marketing applications for accelerated approval. The study is evaluating zandelisib administered once daily at 60 mg for two 28-day cycles and then on an intermittent schedule of once daily dosing for the first seven days of each subsequent 28-day cycle (i.e., IS). The primary efficacy endpoint will be the rate of objective responses to therapy and other endpoints will include duration of response and tolerability of zandelisib. The primary efficacy population sample size for r/r FL is 91 patients and the primary efficacy population sample size for r/r MZL is 64 patients. Total study enrollment in the FL arm will be 120 patients to provide additional safety data for the registration application. Enrollment of the FL arm of the TIDAL study is complete.

COASTAL: A Phase 3 Trial Intended to Support Full FDA and Global Marketing Authorizations

COASTAL is a global, randomized, two-arm Phase 3 trial comparing zandelisib plus rituximab to standard of care chemotherapy plus rituximab, in patients with r/r FL or MZL who received at least one prior line of therapy, which must have included an anti-CD20 antibody in combination with chemotherapy or lenalidomide. COASTAL is expected to enroll 534 patients. Zandelisib will be administered once daily for two 28-day cycles followed by an intermittent schedule of once daily dosing for seven days of each subsequent 28-day cycle for a total of 24 months, in combination with rituximab (R) in the first six months only. The control arm will consist of six cycles of the standard chemoimmunotherapy regimens R-CHOP or R-bendamustine. The primary efficacy endpoint is progression-free survival; secondary endpoints include overall response rate, overall survival, patient reported outcomes assessments, and safety and tolerability.

COASTAL is intended to support full marketing applications in the U.S. and globally in r/r FL and MZL patients who have received at least one prior line of treatment. COASTAL is also intended (subject to FDA agreement) to act as the required confirmatory study for the potential U.S. accelerated approval of zandelisib based on the ongoing Phase 2 TIDAL study evaluating patients with r/r FL and MZL patients who have received two or more prior lines of treatment.

Impact of COVID-19 on the TIDAL and COASTAL Studies

The extent to which the COVID-19 pandemic will impact the progress of the zandelisib development program, including the enrollment and completion of the COASTAL and TIDAL studies, is subject to future developments, which are highly uncertain and cannot be predicted with confidence. Currently, we believe that the integrity of the program and individual studies remains intact; however, the pandemic did have a negative impact on the rate of enrollment in the TIDAL study. The development program remains ongoing and is continuing to enroll patients, although enrollment may potentially occur at a reduced rate. Topline data from the Phase 2 TIDAL study is expected in the fourth calendar quarter of 2021. We will continue to closely monitor for potential negative impacts on the development program related to the ongoing COVID-19 pandemic. We will also continue efforts to be proactive in managing the impact from the pandemic, including various actions to communicate with sites and investigators, and making accommodations to patients consistent with FDA guidance and guidance from other regulatory authorities, as we may deem appropriate.

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

Voruciclib Scientific Overview: Cell Cycle Signaling

CDK9 has important functions in cell cycle regulation, including the modulation of two therapeutic targets in cancer:

•
CDK9 is a transcriptional regulator of the myeloid leukemia cell differentiation protein ("MCL1"), a member of the family of anti-apoptotic proteins which, when elevated, may prevent the cell from undergoing cell death. Inhibition of CDK9 blocks the production of MCL1, which is an established resistance mechanism to the B-cell lymphoma ("BCL2") inhibitor venetoclax (marketed as Venclexta®).
•
CDK9 is a transcriptional regulator of the MYC proto-oncogene protein ("MYC") which regulates cell proliferation and growth. Upregulation of MYC is implicated in many human cancers and is frequently associated with poor prognosis and unfavorable patient survival. CDK9, in addition to being a transcription factor for MYC, also decreases phosphorylation of MYC protein that is implicated in stabilizing MYC in KRAS mutant cancers. Targeting MYC directly has historically been difficult, but CDK9 is a promising approach to target this oncogene.

Voruciclib: Inhibition of MCL1

In pre-clinical studies voruciclib shows dose-dependent suppression of MCL1; in December 2017, a study of voruciclib published in the journal Nature Scientific Reports reported that the combination of voruciclib plus the BCL-2 inhibitor venetoclax was capable of inhibiting two master regulators of cell survival, MCL-1 and BCL-2, and achieved synergistic antitumor effect in an aggressive subset of DLBCL pre-clinical models.

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

Voruciclib: Inhibition of MYC

KRAS mutated cancers are frequently associated with overexpression of MYC, a transcription factor regulating cell proliferation and growth. CDK9 is a known regulator of MYC transcription and a modulator of MYC protein phosphorylation. Data reported at the American Association for Cancer Research ("AACR") Annual Meeting 2021 in preclinical models demonstrates that voruciclib:

•
Results in a rapid decrease in the phosphorylation of proteins that promote MYC transcription;
•
Rapidly decreases phosphorylation of MYC protein on Ser62, a site implicated in stabilizing MYC in KRAS mutant cancers;
•
Possesses single agent activity against multiple KRAS mutant cancer cell lines both in vitro and in vivo;
•
Synergistically inhibits KRAS G12C mutant cancer cell lines in combination with KRAS G12C inhibitors, both in vitro and in vivo.

The research presented suggests that voruciclib could be an attractive therapeutic target for cancers driven by KRAS mutations.

Clinical Program

We are evaluating patients with hematological malignancies in a Phase 1b clinical trial evaluating the dose and schedule of voruciclib. The trial is initially intended to evaluate the dose and schedule of voruciclib as a monotherapy in patients with relapsed and refractory B-cell malignancies and AML after failure of prior standard therapies to determine the safety, preliminary efficacy and maximum tolerated dose. Once initial dose levels and schedules have been established, we plan in parallel, subject to FDA agreement, to evaluate the dose and schedule of voruciclib in combination with a BCL2 inhibitor such as venetoclax to assess synergies and the opportunity for combination treatments, initially in patients with AML and subsequently across multiple indications.

Preliminary data to date from the Phase 1b study evaluating voruciclib as a monotherapy at the doses studied demonstrates that voruciclib has not been associated with drug related gastrointestinal toxicity or neutropenia. Also, favorable pharmacokinetics have been observed, including a half-life supporting once-a-day oral dosing and dose proportional C-max. Our projections suggest that doses of 150-200 mg may be sufficient to achieve plasma concentrations sufficient to inhibit the molecular target. Early signs of biological activity have also been observed in patients with AML.

Voruciclib was also previously evaluated in more than 70 patients with solid tumors in multiple Phase 1 studies. The totality of the clinical data, along with data from pre-clinical studies, suggests voruciclib’s ability to inhibit its molecular target at a projected dose as low as 150 mg daily. In one clinical study, voruciclib was evaluated in combination with vemurafenib (marketed as Zelboraf®) in nine patients with

BRAF mutated advanced/inoperable malignant melanoma. Three of three BRAF/MEK naive patients achieved a response: two partial responses and one complete response. In this study voruciclib was dosed at 150 mg daily plus vemurafenib 720 mg or 960 mg twice daily in 28-day cycles. The most common adverse events were fatigue, constipation, diarrhea, arthralgia and headache. One instance of grade 3 fatigue was dose limiting and no serious adverse events related to voruciclib were reported. Other clinical studies evaluated voruciclib at doses up to 850 mg in patients with solid tumors, demonstrating additional evidence of potential biologic activity and an adverse event profile generally consistent with other drugs in its class.

Impact of COVID-19 on the Voruciclib Clinical Development Program

While the extent to which the COVID-19 pandemic will impact the progress of the voruciclib clinical development program, including the ongoing Phase 1b study, is subject to future developments, which are highly uncertain and cannot be predicted with confidence, the study remains ongoing and is continuing to enroll patients; however, the rate of enrollment of patients has been negatively impacted by the pandemic. We will continue efforts to be proactive in managing the impact from the pandemic, including various actions to communicate with sites and investigators, and making accommodations to patients consistent with FDA guidance as we may deem appropriate.

ME-344: Clinical Stage Mitochondrial Inhibitor with Combinatorial Potential

ME-344 is our novel and tumor selective, isoflavone-derived mitochondrial inhibitor drug candidate. It directly targets the OXPHOS complex 1, a pathway involved in adenosine triphosphate ("ATP") production in the mitochondria. ME-344 was studied in an investigator-initiated, multi-center, randomized clinical trial in combination with the vascular endothelial growth factor (“VEGF”) inhibitor bevacizumab (marketed as Avastin ®) in a total of 42 patients with human epidermal growth factor receptor 2 (“HER2”) negative breast cancer.

ME-344 Scientific Overview: Cancer Metabolism

Tumor cells often display a high metabolic rate to support cell division and growth. This heightened metabolism requires a continual supply of energy in the form of ATP. The two major sources of ATP are the specialized cellular organelles termed mitochondria and through the metabolism of carbohydrates, proteins and lipids.

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

Results published in the November 2019 issue of Clinical Cancer Research from a multicenter, investigator-initiated, randomized, open-label, clinical trial that evaluated the combination of ME-344 and bevacizumab in 42 women with early HER2-negative breast cancer further support the combinatorial use of ME-344 with anti-angiogenic therapeutics.

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

Results from our earlier, first-in-human, single-agent Phase 1 clinical trial of ME-344 in patients with refractory solid tumors were published in the April 1, 2015 issue of Cancer. The results indicated that eight of 21 evaluable patients (38%) treated with ME-344 achieved stable disease or better, including five who experienced progression-free survival that was at least twice the duration of their last prior treatment before entry into the trial. In addition, one of these patients, a heavily pre-treated patient with small cell lung cancer, achieved a confirmed partial response and remained on study for two years. ME-344 was generally well tolerated at doses equal to or less than 10 mg/kg delivered on a weekly schedule for extended durations. Treatment-related adverse events included nausea, dizziness and fatigue. Dose-limiting toxicities were observed at both the 15 mg/kg and 20 mg/kg dose levels, consisting primarily of grade 3 peripheral neuropathy. We are planning to advance ME-344 in combination with the anti-angiogenic antibody bevacizumab in a Phase 2 study evaluating patients with relapsed colorectal cancer.

Pracinostat: HDAC Inhibitor Candidate in a Phase 2 Clinical Trial

Pracinostat is an oral HDAC inhibitor being evaluated in a Phase 2 trial in patients with high or very high-risk myelodysplastic syndrome (“MDS”) who are previously untreated with hypomethylating agents (the “POC study”). All patients in the study have completed therapy, the study has closed, and analyses are ongoing in preparation of a final study report.

In August 2016, we entered into an exclusive worldwide license, development, manufacturing and commercialization agreement with Helsinn Healthcare SA, a Swiss pharmaceutical corporation (“Helsinn”) for pracinostat (the “Helsinn License Agreement”) as a treatment for patients with MDS or AML. Under the agreement, Helsinn is primarily responsible for funding global development and commercialization costs for pracinostat. We are responsible for conducting the POC study, the cost of which was shared equally with Helsinn. Any future development and commercialization costs after the completion of the POC study will be the responsibility of Helsinn.

A Phase 3 study evaluating pracinostat in combination with azacitidine in patients with AML who are unfit to receive standard intensive chemotherapy was discontinued by Helsinn, the study sponsor, in July 2020 after an interim futility analysis undertaken by the study Independent Data Monitoring Committee demonstrated it was unlikely to meet the primary endpoint of overall survival compared to the control group. In connection with the discontinuation of the Phase 3 study, the FDA has withdrawn the breakthrough therapy designation previously granted for pracinostat in combination with azacitidine for the treatment of patients with AML. Following the discontinuation of the Phase 3 AML study, Helsinn communicated to us their plan to continue therapy and observation of the patients currently in the Phase 2 MDS study and that further development of pracinostat, including for the treatment of MDS, is under review. The POC study of pracinostat for the treatment of MDS described under “Clinical Program” below was completed in December 2020. There are currently no plans to commence any additional studies for pracinostat.

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

A pre-planned interim analysis of the POC study demonstrated a 10% discontinuation rate among the first 20 evaluable patients treated, meeting the predefined threshold in the first 3 treatment cycles. The 10% rate is consistent with the discontinuation rate for azacitidine given as a monotherapy in earlier studies with pracinostat. Having met this threshold, the trial expanded open-label enrollment to a total of 60 patients in the study. An interim analysis presented at the 2018 American Society of Hematology annual meeting demonstrated a discontinuation rate due to adverse events in the first three cycles of 4%, substantially lower than the rate of 26% reported in our prior Phase 2 trial.

The POC study completed enrollment and patients are being followed for at least two years to evaluate safety and efficacy. The primary endpoints of the trial are 1) safety and tolerability and 2) overall response rate, defined as complete remission (“CR”), partial remission (“PR”) and marrow CR. Secondary endpoints include CR rate, overall hematologic improvement (“HI”) response rate, clinical benefit rate (defined as rate of CR + PR + HI + Marrow CR), rate of cytogenetic complete response/remission, duration of response, rate of leukemic transformation, event-free survival, progression-free survival and overall survival.

Data from the POC study (n=64) presented as part of the ASCO 2020 Virtual Scientific Program in June 2020 demonstrated an estimated median overall survival (“OS”) rate of 23.5 months with a one-year OS rate of 77%. The median follow-up was 17.6 months (range, 15.7–18.8) and the overall response rate (“ORR”) was 33% (21/64), all of which are complete responses (“CR”). The clinical benefit rate (CR, mCR plus hematologic improvement (“HI”), mCR with no HI, or HI with no mCR) was 77% (49/64). Twenty-seven percent of patients (17/64) proceeded to a stem cell transplant while on study. Eleven percent of patients discontinued treatment because of adverse events. The most common grade ≥3 treatment emergent adverse events were hematologic, and included decreased neutrophil count (50%), anemia (39%), febrile neutropenia (34%), decreased platelet count (33%), thrombocytopenia (27%), and decreased white blood cell count (20%). The POC study results have reached maturity leading to closing the study; as of the end of December 2020 no patients are being treated or followed in the study.

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

Intellectual Property

We own, by assignment or exclusive license, worldwide rights to each of our current drug candidates. Our intellectual property portfolio includes approximately 40 issued U.S. patents, 330 issued foreign patents, 20 pending U.S. patent applications, and 165 pending foreign applications.

We have acquired, by assignment, worldwide rights to zandelisib and other related compounds from Pathway Therapeutics, Inc. The U.S. Patent and Trademark Office (“USPTO”) has issued five patents covering zandelisib as composition of matter, pharmaceutical compositions, and methods of use to treat cancer. The issued U.S. patents with composition of matter claims covering zandelisib are projected to expire in January 2031 and December 2032, not including any patent term extension. There are approximately 47 foreign patents granted or allowed. There are eight pending U.S. patent applications, one pending international patent application filed under the Patent Cooperation Treaty (PCT application), and approximately 96 pending foreign patent applications directed to zandelisib and related compounds.

We have acquired exclusive worldwide rights to develop, manufacture and commercialize voruciclib from Presage Biosciences, Inc. (“Presage”). The USPTO has issued three patents covering the composition of matter and pharmaceutical compositions of voruciclib which are projected to expire between April 2024 and September 2028, not including any patent term extension. In total there are currently 17 allowed or issued U.S. patents, 81 allowed or issued foreign patents, five pending U.S. patent applications, and 23 pending foreign patent applications for voruciclib, related compounds, and related methods of use.

We have acquired, by assignment, patents and patent applications from Novogen, our former majority shareholder, relating to a family of isoflavonoid compounds, including ME-344. The USPTO has issued 11 patents covering ME-344 as composition of matter, pharmaceutical compositions, and methods of use to treat cancer. There are approximately 70 foreign patents granted or allowed. The issued U.S. patents with composition of matter claims covering ME-344 are expected to expire in March 2027 and November 2031, not including patent term extension. There are three pending U.S. patent applications, one pending PCT application, and three pending foreign patent applications directed to ME-344 and related compounds.

We have acquired, by assignment, patents and patent applications from S*Bio Pte Ltd (“S*Bio”) relating to a family of heterocyclic compounds, including pracinostat. The USPTO has issued nine patents covering pracinostat as composition of matter, pharmaceutical compositions, and methods of use to treat proliferative diseases. There are approximately 132 foreign granted or allowed patents. The issued U.S. patents with composition of matter claims covering pracinostat are projected to expire in May 2028, not including patent term extension. In the Helsinn License Agreement, we granted to Helsinn an exclusive (subject to certain retained rights to perform obligations under the agreement), sublicensable, payment-bearing, license under and to certain patents and know-how controlled by us to develop, manufacture and commercialize pracinostat and any pharmaceutical product containing pracinostat for all human and animal indications. There are four pending U.S. patent applications and approximately 43 pending foreign patent applications directed to pracinostat and related compounds.

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

In the U.S., pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and other laws, including in the case of biologics, the Public Health Service Act. We believe, but cannot be certain, that our products will be regulated as drugs by the FDA. The process required by the FDA before drugs may be marketed in the U.S. generally involves the following:

•
pre-clinical laboratory evaluations, including formulation and stability testing, and animal tests performed under the FDA’s Good Laboratory Practices ("GLP") regulations to assess pharmacological activity and toxicity potential;
•
submission and approval of an IND application, including results of pre-clinical tests, manufacturing information, and protocols for clinical tests, which must become effective before clinical trials may begin in the U.S.;
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

Sponsors must make certain reports and submissions to FDA and global health authorities, as appropriate, and to clinical investigators who, in turn, make certain reports and submissions to the IRB or ethics committee, including annual reports, and reports of investigator financial interests, serious adverse events and other significant safety information, study amendments, and new study protocols. Information about certain clinical trials, including a description of the study and study results, must also be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on the clinicaltrials.gov website. Sponsors of investigational products for serious diseases must also have a publicly available policy on requests for expanded access.

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

Some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data monitoring committee. This group reviews data and advises the study sponsor regarding the continuing safety of the trial. This group may also review interim data to assess the continuing validity and scientific merit of the clinical trial. The data monitoring committee may advise the sponsor to halt the clinical trial, modify the clinical trial, or continue the clinical trial depending on safety results and the trial’s likelihood of success.

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

Results of pre-clinical and toxicology studies, and clinical trials, as well as detailed information about the manufacturing process, quality control methods, and product composition, among other things, are submitted to the FDA as part of an NDA seeking approval to market and commercially distribute the product on the basis of a determination that the product is safe and effective for its intended use. Once the FDA receives an application, it has 60 days to review the NDA to determine if it is substantially complete to permit a substantive review, before it accepts the application for filing. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the goals agreed to by the FDA under the Prescription Drug User Fee Act, (“PDUFA”), the agency currently aims to review 90% of all applications for new molecular entities within ten months of the 60-day filing date for a standard review. The PDUFA date is only a goal, thus, the FDA does not always meet its PDUFA dates. The PDUFA date may also be extended if the FDA requests or the sponsor provides substantial additional information regarding the submission.

The FDA may refer certain applications to an advisory committee, which is a panel of experts that make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured and may inspect the sponsor, clinical study vendors, and clinical sites at which the product candidate was studied and will not approve the product unless cGMP and GCP compliance are satisfactory. If applicable regulatory criteria are not satisfied, the FDA may issue a complete response letter (“CRL”) to the sponsor requiring additional non-clinical or clinical studies or data or additional CMC information. If a CRL is issued, the applicant may either: resubmit the marketing application, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing.

Once the FDA determines that the approval requirements are met, it will issue an approval letter that authorizes commercial marketing of the product with specific prescribing information for specific indications. As a condition of approval, the FDA also may require post-marketing commitments and requirements, including studies, and/or surveillance to monitor the product’s safety or efficacy. The FDA also may require a Medication Guide and also a risk evaluation and mitigation strategy ("REMS"), or other conditions for a product's approval or following approval to ensure that the benefits of the product candidate outweigh the risks. Moreover, even if the FDA approves a product, it may limit the approved indications or populations for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, including a black box warning, impose other conditions, such as post-approval studies, or may not approve label statements that are necessary for successful commercialization and marketing.

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

Failure to comply with the FDA's regulatory requirements may result in an enforcement action by the FDA, including clinical holds, refusal to approve marketing applications or supplements, Warning Letters, product recalls, suspension or revocation of product approval, seizure of product to prevent distribution, impositions of injunctions prohibiting product manufacture or distribution, and civil and criminal penalties, among other actions. Maintaining compliance is costly and time-consuming. We cannot be certain that we, or our present or future suppliers or third-party manufacturers, will be able to comply with all FDA regulatory requirements, and potential consequences of noncompliance could have a material adverse impact on our business prospects.

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

The FDCA includes provisions designed to facilitate the development and expedite the review of drugs and biological products intended for treatment of serious or life-threatening conditions that demonstrate the potential to address unmet medical needs for such conditions or present a significant improvement over existing therapy. These provisions set forth a procedure for designation of a drug as a “fast track product”. The fast track designation applies to the combination of the product and specific indication for which it is being studied. A product designated as fast track is ordinarily eligible for additional programs for expediting development and review, such as increased FDA interactions and rolling submission of the application.

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

A third potential designation that may be available is breakthrough therapy designation. A breakthrough therapy is a product that is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Products designated as breakthrough therapies are eligible for intensive FDA guidance, a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative and cross-disciplinary review, rolling submission of the application, and the facilitation of cross-disciplinary review.

Finally, if a product is intended to treat a serious condition and, if approved, would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of the condition, the product may be eligible for priority review meaning that FDA’s goal for the review of an NDA is shortened to six months (after a two month period during which the FDA decides whether the application is ready for filing) rather than the standard review of ten months from application acceptance. Currently, we have fast track designation for one of our clinical programs (zandelisib for patients with relapsed follicular lymphoma who have received at least two prior systemic therapies). If we should seek additional designations for any of our programs, we cannot be assured that it will be granted by the FDA. There is also no guarantee that we will be able to maintain any designation that we have received or may receive.

Following the FDA's approval of an NDA, sponsors are required to list with the FDA each patent with claims that cover the applicant’s drug or a method of using the drug. These patents are published in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can be cited by potential competitors as a reference listed drug in support of a 505(b)(2) NDA or an Abbreviated New Drug Application, (“ANDA”). In an effort to clarify which patents must be listed in the Orange Book, in January 2021, Congress passed the Orange Book Transparency Act of 2020, which largely codifies FDA's existing practices into the FDCA.

A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use as a previously approved product. ANDA applicants generally must only scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug.

Generally, the FDA may not approve an ANDA or 505(b)(2) NDA unless the reference listed drug’s Orange Book listed patents have expired and/or if the applicant certifies that it is not seeking approval for a patented method of use. FDA may approve these applications, however, if the 505(b)(2) NDA or ANDA sponsor certifies that the Orange Book listed patents for the reference listed drug are invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This later certification is called a paragraph IV certification. If the ANDA or 505(b)(2) NDA applicant has made a paragraph IV certification, following notice to the NDA and patent holders, the NDA and patent holders may then initiate a patent infringement lawsuit. If a lawsuit is brought, the FDA may not make an approval effective until the earlier of 30 months from the patent or application owner’s receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent is favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court.

Recently, Congress and U.S. federal administrative agencies have taken certain measures to increase drug competition and thus decrease drug prices, including by facilitating 505(b)(2) NDAs and ANDAs, and by introducing additional products into the U.S. market. By example, the FDA finalized a rule and a guidance to facilitate drug importation. Congress also passed a bill requiring sponsors of NDA products to provide sufficient quantities of drug product on commercially reasonable market-based terms to entities developing generic and 505(b)(2) products. This bill also included provisions on shared and individual REMS for generic drug products.

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

The Best Pharmaceuticals for Children Act (“BPCA”), signed into law on January 4, 2002, was reauthorized and amended by the FDA Amendments Act of 2007 (“FDAAA”). The reauthorization of BPCA adds an additional six months of marketing exclusivity and patent protection to unexpired exclusivities and unexpired patents listed with the FDA for NDA applicants that conduct acceptable pediatric studies of new and currently marketed drug products for which pediatric information would be beneficial, as identified by the FDA in a Pediatric Written Request. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly address the agreement between the sponsor and the FDA in the Pediatric Written Request, the additional protection is granted.

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

Under the FDA Reauthorization Act of 2017, sponsors submitting original applications on or after August 18, 2020, for product candidates intended for the treatment of adult cancer which are directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of pediatric cancer must submit, prior to marketing application submission, submit an initial Pediatric Study Plan ("iPSP") for FDA agreement, and with the application, reports from molecularly targeted pediatric cancer clinical investigations designed to yield clinically meaningful pediatric study data, using appropriate pediatric formulations, to inform potential pediatric labeling. While orphan products are not exempt from this requirement, the FDA may grant full or partial waivers, or deferrals, for submission of data.

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

Foreign Regulatory Requirements

Outside the U.S., our ability to market our products will also be contingent upon receiving marketing authorizations from the appropriate regulatory authorities and compliance with applicable post-approval regulatory requirements. Although the specific requirements and restrictions vary from country to country, as a general matter, foreign regulatory systems include risks similar to those associated with FDA's regulations, described above.

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or a decentralized procedure (“DCP”). Under the centralized procedure, a single application to the EMA leads to an approval granted by the European Commission which permits the marketing of the product throughout the EU. The centralized procedure is mandatory for certain classes of medicinal products such as new substances for the treatment of oncology. In addition, all medicinal products developed by certain biotechnological means, and those developed for cancer and other specified diseases and disorders, must be authorized via the centralized procedure. The centralized procedure will apply to any of our products that are developed by means of a biotechnology process or are intended for treatment of cancer. The DCP is used for products that are not eligible or required to be authorized by the centralized procedure. The centralized procedure is optional for certain other products. Since the exit of the UK from the European Union, the UK has been excluded from the centralized procedure. It will be necessary for applicants to make a separate application to the UK Medicines and Healthcare products Regulatory Agency ("MHRA") for a UK marketing authorization. There is currently no procedure for mutual EU/UK recognition of new medicinal products.

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

The conduct of clinical trials in the European Union is governed by the European Clinical Trials Directive ("CTD"), which was implemented in May 2004. This Directive governs how regulatory bodies in member states control clinical trials. No clinical trial may be started without a clinical trial authorization granted by the national competent authority and favorable ethics approval. New legislation to revise and replace the European Clinical Trials Directive (the Clinical Trials Regulation/"CTR") has been passed but is not yet implemented (currently estimated for 31 January 2022). With the exit of the UK from the European Union, the UK will not be implementing the CTR and the UK provisions implementing the current law as set out in the CTD will continue to apply until amended by the UK.

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

Human Capital Management

As of June 30, 2021, we had 76 employees, 18 of whom hold a Ph.D. or M.D. degree. Other personnel resources are used from time to time as consultants or third-party service organizations on an as-needed basis. All members of our senior management team have prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced personnel, but there can be no assurance that we will be able to attract and retain the individuals needed.

Our people are a critical component in our continued success. We strive to create a workplace of choice to attract, retain and develop top talent to achieve our strategic goals. We strive to maximize the potential of our human capital resources by creating a respectful, rewarding, and inclusive work environment that enables our employees to further our mission. We adhere to a philosophy that includes, among other things, commitments to create ongoing job opportunities, pay fair wages, and protect worker health and safety.

We invest in our workforce by offering competitive salaries and benefits. We endeavor to foster a strong sense of ownership by offering stock options under our equity incentive plan. We also offer comprehensive and locally relevant benefits for all eligible employees.

We focus on our culture through a combination of regular training for employees at all levels, policies and practices in support of these goals, and a variety of internal and community-based events and actions that reinforce the power of our values and the unique characteristics of each of our employees.

We have implemented COVID-19 policies designed to ensure the safety and well-being of all employees and the people associated with them. As a result of the COVID-19 pandemic, to reduce risk, our employees have been asked to work remotely, and all employees have been asked to avoid all non-essential travel, adhere to good hygiene practices, and engage in physical distancing.

None of our employees are represented by a labor union or covered by collective bargaining agreements. We have never experienced a work stoppage and believe our relationship with our employees is good. Management considers its relations with employees to generally be positive.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Set forth below is a summary of the principal risks we face:

•
We will need substantial additional funds to progress the clinical trial program for our drug candidates, and to develop new compounds. The actual amount of funds we will need will be determined by a number of factors, some of which are beyond our control;
•
We are a clinical research and development stage company and are likely to incur operating losses for the foreseeable future;
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
•
Changes in drug candidate manufacturing or formulation may result in additional costs or delay;
•
If KKC or other parties with whom we collaborate on the development and commercialization of our drug candidates do not satisfy their obligations, do not otherwise pursue development or commercialization of our drug candidates or if they terminate their agreements with us, we may not be able to develop or commercialize our drug candidates;
•
We are subject to significant obligations to Presage in connection with our license of voruciclib, and we may become subject to significant obligations in connection with future licenses we obtain, which could adversely affect the overall profitability of any products we may seek to commercialize, and such licenses of drug candidates, the development and commercialization for which we are solely responsible, may never become profitable;
•
Our business strategy may include entry into additional collaborative or license agreements. We may not be able to enter into collaborative or license agreements or may not be able to negotiate commercially acceptable terms for these agreements;
•
Final approval by regulatory authorities of our drug candidates for commercial use may be delayed, limited or prevented, any of which would adversely affect our ability to generate operating revenues;
•
The FDA may determine that our drug candidates have undesirable side effects that could delay or prevent their regulatory approval or commercialization;
•
If we experience delays or difficulties in the enrolment of patients in clinical trials, our completion of clinical trials and receipt of necessary regulatory approvals could be delayed or prevented;
•
Changes in funding for the FDA and other government agencies or future government shutdowns could cause delays in the submission and regulatory review of marketing applications, which could negatively impact our business or prospects;
•
Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products internationally;
•
Any designation granted by the FDA for any of our product candidates may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval. We may also not be able to obtain or maintain any such designation;
•
Any orphan drug designations we receive may not confer marketing exclusivity or other benefits;
•
Even if we or our licensees receive regulatory approval to commercialize our drug candidates, our ability to generate revenues from any resulting products will be subject to a variety of risks, many of which are out of our control;

•
If any products we develop become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, our ability to successfully commercialize our products will be impaired;
•
Our drug candidates are subject to ongoing government regulation both before and after regulatory approval;
•
We may not be able to establish the contractual arrangements necessary to develop, market and distribute our drug candidates;
•
Our commercial opportunity will be reduced or eliminated if competitors develop and market products that are more effective, have fewer side effects or are less expensive than our drug candidates;
•
Our product candidates may face competition sooner than anticipated;
•
We rely on third parties to conduct our clinical trials and pre-clinical studies. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our drug candidates may not advance in a timely manner or at all;
•
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
•
We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property;
•
We may be subject to substantial costs stemming from our defense against third-party intellectual property infringement claims;
•
We face a risk of product liability claims and claims may exceed our insurance limits;
•
Our employees, independent contractors, consultants, commercial partners, principal investigators, or CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business;
•
Our business and operations would suffer in the event of system failures;
•
Our efforts will be seriously jeopardized if we are unable to retain and attract key employees;
•
Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from the financial markets or collaborators;
•
Laws, rules and regulations relating to public companies may be costly and impact our ability to attract and retain directors and executive officers;
•
If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our operating results, our ability to operate our business, and our stock price, and could result in litigation or similar actions;
•
Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer;
•
If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business;
•
We or the third parties upon whom we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster;
•
Limitations on the deductibility of net operating losses could adversely affect our business and financial condition;
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
•
Because we do not intend to pay, and have not paid, any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless the value of our common stock appreciates and they sell their shares;
•
We will have broad discretion over the use of the net proceeds from any exercise of outstanding warrants and options;
•
We are authorized to issue blank check preferred stock, which could adversely affect the holders of our common stock;
•
Anti-takeover provisions contained in our amended and restated certificate of incorporation and third amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt;
•
Our third amended and restated bylaws require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders; and
•
Our executive officers and directors may sell shares of their stock, and these sales could adversely affect our stock price.

Risks Related to Our Business

Risks Related to Our Development Stage

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

We have been opportunistic in our efforts to obtain cash, and we expect to continue to evaluate various funding alternatives from time to time. If we obtain additional funding, it may adversely affect the market price of our common stock and may be dilutive to existing stockholders. If we are unable to obtain additional funds on favorable terms or at all, we may be required to cease or reduce our operations. We may sell additional shares of common stock, and securities exercisable for or convertible into shares of our common stock, or we may seek to obtain debt financing, in each case, to satisfy our capital and operating needs; however, such transactions will be subject to market conditions and there can be no assurance any such transactions will be completed.

We are a clinical research and development stage company and are likely to incur operating losses for the foreseeable future.

You should consider our prospects in light of the risks and difficulties frequently encountered by clinical research stage and developmental companies. We have incurred net losses of $327.8 million from our inception through June 30, 2021, including a net loss of $68.7 million for the year ended June 30, 2021 (excluding $18.1 million of non-cash gain resulting from a change in fair value of our warrant liability), a net loss of $23.1 million for the year ended June 30, 2020 (excluding $22.9 million of non-cash expense resulting from a change in fair value of our warrant liability), and a net loss of $44.5 million for the year ended June 30, 2019 (excluding $27.6 million of non-cash income resulting from a change in the fair value of our warrant liability). We anticipate that we will incur operating losses and negative operating cash flow for the foreseeable future. We have not yet commercialized any drug candidates and cannot be sure that we will ever be able to do so, or that we may ever become profitable.

Risks Related to Our Clinical Trials

The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates may not have favorable results in later studies or trials.

Pre-clinical studies and Phase 1 and Phase 2 clinical trials are an expensive and uncertain process that may take years to complete. Pre-clinical studies and Phase 1 and Phase 2 clinical trials are usually not primarily designed to test the efficacy of a drug candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the drug candidate’s side effects at various doses and schedules. Favorable results in early studies or trials, as well as small studies or trials, may not be repeated in later studies or trials, including ongoing pre-clinical studies, large-scale Phase 3 clinical trials, or other studies intended as registration trials, and our drug candidates in later-stage trials may fail to show desired safety and efficacy despite having progressed through earlier-stage trials. Interim and top-line results, as well as any results from post-hoc data analyses, may also not be predictive of the final results of a clinical study and/or may not support product approval. The FDA also generally does not accept post-hoc data analyses as support for regulatory approval.

In July 2020, we announced the discontinuation of the Phase 3 study conducted by Helsinn with respect to the use of pracinostat for the treatment of AML because of the failure to meet the primary endpoint of the study, despite prior encouraging results in our earlier Phase 1 and Phase 2 clinical trials. The results of the Phase 3 pracinostat study for the treatment of AML may also impact the interpretation of the results from our pracinostat study for MDS. Moreover, comparisons of results across different studies should be viewed with caution as such comparisons are limited by a number of factors, including differences in study designs and populations. Such comparisons also will not provide a sufficient basis for any comparative claims following product approval. Unfavorable results from ongoing pre-clinical studies or clinical trials could result in delays, modifications or abandonment of ongoing or future clinical trials, or abandonment of a clinical program. Pre-clinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be delayed, repeated or terminated, or a clinical program to be abandoned.

The outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

In December 2019, the novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread to multiple global regions. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the COVID-19 outbreak, “shelter in place” orders and other public health guidance measures were implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, key vendors and partners. Although some of such orders have been lifted in certain geographic locations, such measures may be, and, in some cases, have been re-implemented due an increase in the number of positive cases of COVID-19 or severity thereof, including cases attributable to new variants. These restrictions, as well as government restrictions on travel and a lack of public confidence in the safety of air travel and the use of public transportation have reduced and may continue to reduce the willingness of patients to participate in our clinical trials and the ability of regulatory officials and clinical monitors to perform visits of our clinical trial locations. As a result, our clinical development program timelines have been and may continue to be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. Despite the vaccination of a large portion of the U.S. adult population, a significant portion of the global adult population remains unvaccinated and effective vaccines for children have not yet been developed or approved. The ineffectiveness of vaccines or public perception thereof, including in combating the “delta” variant or new variants of the virus, could lead to increased governmental restrictions and changes in public behavior adversely affecting the economy. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business.

As a result of the COVID-19 outbreak, or similar pandemics, and related “shelter in place” orders and other public health guidance measures, we have experienced disruptions that have materially and adversely impacted our clinical trials, including delays in patient enrollment. We may in the future experience disruptions that could materially and adversely impact our clinical trials, business, financial condition and results of operations, including:

•
additional delays or difficulties in enrolling patients in our clinical trials, including the potential need to suspend or delay enrollment. By example, we experienced enrollment delays in our TIDAL study and could possibly in our COASTAL study;
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
•
the need to modify, suspend, postpone, or terminate clinical trials;
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
•
interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations and other clinical study materials due to staffing shortages, production slowdowns or stoppages, disruptions in delivery systems, and order prioritization of other companies' products, such as under the Defense Production Act;
•
changes or deviations from manufacturing requirements, that may adversely affect our product candidates or that may require FDA pre-approval or notification;

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

The foregoing may require that we consult with relevant review and ethics committees, IRBs, and the FDA. The foregoing may also impact the integrity of our study data. The effects of the COVID-19 pandemic may also increase the need for clinical trial patient monitoring and regulatory reporting of adverse effects.

The COVID-19 pandemic and the governmental response continues to rapidly evolve. In light of the COVID-19 outbreak, the FDA has issued a number of new guidance documents, including guidance related to the potential effect of the COVID-19 outbreak on many clinical trial programs. The FDA also issued guidance on additional steps that are required to maintain GMPs during the pandemic in addition to a number of other COVID-19 related guidance.

The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

Changes in drug candidate manufacturing or formulation may result in additional costs or delay.

As drug candidates are developed through preclinical studies to late-stage clinical trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, manufacturing sites, formulation, and methods of delivery are altered along the way in an effort to optimize processes and results. Any of these changes could cause our drug candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional studies to demonstrate the comparability of the product candidate using prior processes, formulation, or manufacturers, FDA notification, or FDA approval. Any of the foregoing could limit our future revenues and growth.

Risks Related to Our Licensing and Collaboration Agreements

If KKC or other parties with whom we collaborate on the development and commercialization of our drug candidates do not satisfy their obligations, do not otherwise pursue development or commercialization of our drug candidates or if they terminate their agreements with us, we may not be able to develop or commercialize our drug candidates.

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

Collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner, or at all. If any collaborations we might enter into do not result in the successful development and commercialization of drug candidates or if one of our collaborators subsequently terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under the agreements, our development of our drug candidates could be delayed, and we may need additional resources to develop our drug candidates and our product platform. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report also apply to the activities of our collaborators. Moreover, should our collaborators not comply with the applicable regulatory or legal requirements, we and/or they, may be subject to regulatory enforcement action.

Risks Related to FDA and Non-U.S. Regulation

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

Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. Regulatory approval of an NDA is not guaranteed. The number and types of pre-clinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to target and the regulations applicable to any particular drug candidate. The FDA may also require additional studies or data after a trial has begun or more studies or data than we otherwise have anticipated. For example, we are conducting a multi-arm, open-label, Phase 1b dose finding and expansion trial evaluating zandelisib as a monotherapy and in combination with other therapies in patients with relapsed or refractory B-cell malignancies. Despite the time and expense exerted in pre-clinical and clinical studies, failure can occur at any stage, and we could encounter problems that delay our product candidate development, trigger additional requirements from the FDA, or that cause us to abandon clinical trials or to repeat or perform additional pre-clinical studies and clinical trials. The FDA can delay, limit or deny approval of a drug candidate for many reasons, and product candidate development programs may be delayed or may not be successful for many reasons including but not limited to, the following:

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
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate, including as a result of global trade policies;
•
a drug candidate may not be deemed adequately safe or effective for an intended use;
•
the FDA may not find the data from pre-clinical studies and clinical trials sufficient;
•
we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development;

•
there may be changes to standard of care that impact the design and conduct of our trial, may result in studies no longer being clinically significant, may require that we change our studies once they have already commenced, or may result in other products being preferred over our product candidates, if they are approved;
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
•
the FDA may change its approval policies or adopt new laws, guidance, or regulations and our development program may not meet newly imposed requirements. By example, FDA has issued guidance on the development of drug products for the treatment cancer, including a draft guidance specifically concerning AML and hematological malignancies;
•
the cost of clinical trials of our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a marketing application; or
•
the FDA may not accept an NDA or other submission due to, among other reasons, the content or formatting of the submission.

Our pre-clinical and clinical data, other information and procedures relating to a drug candidate may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory authority, or regulatory interpretation of these data and procedures may be unfavorable. Our efforts to take advantage of expedited regulatory pathways for serious or life-threatening illnesses, such as accelerated approval, to secure marketing authorization more quickly may not be successful. We cannot be certain that any NDA we submit will be approved by the FDA for full or accelerated approval on a timely basis, if at all. Securing accelerated approval requires demonstrating a meaningful therapeutic benefit over available existing treatments. Accelerated approvals are based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. If approved, the FDA will require post-marketing studies to verify clinical benefit. Failure to conduct required post-approval studies, or confirm a clinical benefit, will allow the FDA to withdraw the drug from the market on an expedited basis. We plan to seek FDA marketing approval of zandelisib via the accelerated approval pathway, based on the results of our ongoing phase 2 clinical trial. The FDA, however, may not agree that the accelerated approval pathway is appropriate, may disagree with our chosen surrogate endpoints, or may find that the accelerated approval criteria are not met. Should the FDA disagree with our approach, we would be required to conduct additional clinical studies prior to submitting an NDA and prior to the FDA granting marketing approval. Should we receive accelerated approval for zandelisib, the FDA-approved label will indicate that the clinical benefit of the product has not been established and that continued approval is contingent upon verification of a clinical benefit in confirmatory trials.

Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any drugs resulting from our drug candidates. As a result, we cannot predict when or whether regulatory approval will be obtained for any drug we develop. Additionally, other factors may serve to delay, limit or prevent the final approval by regulatory authorities of our drug candidates for commercial use, including, but not limited to:

•
Zandelisib, voruciclib, ME-344, and pracinostat are in various stages of development, and we or our licensees will need to conduct significant clinical testing and development work to demonstrate the quality, safety, and efficacy of these drug candidates before applications for marketing can be filed with the FDA, or with the regulatory authorities of other countries;
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

We currently hold an FDA Fast Track Designation for zandelisib for the treatment of adult patients with relapsed or refractory follicular lymphoma who have received at least two prior systemic therapies. Previously, in August 2016, the FDA granted Breakthrough Therapy Designation to pracinostat for the treatment of AML. However, in July 2020, we announced the discontinuation of the Phase 3 clinical trial of pracinostat, conducted by Helsinn, for the treatment of AML. The FDA also withdrew the pracinostat breakthrough designation. As described in the Government Regulation section of this Annual Report, there are a number of FDA programs that are intended to speed the development of drugs that are intended to treat serious diseases and conditions when there is an unmet need, including Fast Track and Break Through Therapy Designation. Receipt of such designations is within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for a designation, the FDA may disagree. If we receive any designation, the potential reduced timelines associated with designation may introduce significant chemistry, manufacturing and controls challenges for product development as manufacturing development may need to take place at a faster pace than would otherwise be required because the FDA will expect that properly qualified and manufactured product be available at the time of product approval. In any event, the receipt of a designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even after granting a designation, the FDA may later decide that such product candidates no longer meet the conditions for qualification and rescind such designations.

Any orphan drug designations we receive may not confer marketing exclusivity or other benefits.

In the United States, under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition. Such diseases and conditions are those that affect fewer than 200,000 individuals in the United States, or if they affect more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug available in the United States for these types of diseases or conditions will be recovered from sales of the drug. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by that agency. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but it can lead to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. The EMA and the UK also have programs for orphan drugs.

There is no guarantee that a drug candidate will receive orphan drug designation. There is also no guarantee that we would be able to maintain any designations that we receive. For instance, orphan drug designation in the U.S., EU or UK may be revoked for a number of reasons. If a drug that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the drug is entitled to orphan drug marketing exclusivity for a period of seven years. Orphan drug marketing exclusivity generally prevents the FDA from approving another application, including a full NDA, to market the same drug or biological product for the same indication for seven years, except in limited circumstances, including if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. We may not be able to obtain future orphan drug designations that we may apply for or maintain any orphan drug designations that we may receive. A designated orphan drug also may not receive orphan drug marketing exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation or if it is deemed to be the same drug as a previously approved drug and cannot demonstrate clinical superiority. Similarly, in the EMA (and the MHRA), orphan drugs can receive an exclusivity period of ten years, but can be reduced to six years if the drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. By example, we received FDA and EMA orphan drug designation for pracinostat for the treatment of AML. However, in July 2020, we announced the discontinuation of the Phase 3 clinical trial of pracinostat, conducted by Helsinn, for the treatment of AML.

Orphan drug exclusivity may be lost if the FDA, EMA or MHRA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity also may not protect a product from competition. For instance, the FDA may approve a drug that is the same drug with orphan exclusivity for a different indication or a different drug for the same indication as the orphan product. Even after an orphan product is approved, the FDA can also subsequently approve a product containing the same principal molecular features for the same condition if the FDA concludes that the latter product is clinically superior. The FDA may further grant orphan designation to multiple sponsors for the same compound or active molecule and for the same indication. If another sponsor receives FDA approval for such product before we do, we would be prevented from launching our product in the United States for the orphan indication for a period of at least seven years unless we can demonstrate clinical superiority.

Risks Related to the Commercialization of Our Drug Candidates

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

Our future revenues, profitability and access to capital will be affected by the continuing efforts of governmental and private third-party payers to manage, contain or reduce the costs of health care through various means, such as capping prices, limiting price increases, reducing reimbursement, and requiring rebates. We are also unsure of the impact of any future health care reform legislation or other changes in healthcare policy may have on our business or what actions federal, state, foreign and private payers may take or reforms that may be implemented in the future. Therefore, it is difficult to predict the effect of any potential reform on our business. Our ability to commercialize our drug candidates successfully will depend, in part, on the extent to which reimbursement for the cost of such drug candidates and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, particularly for indications for which there is no current effective treatment or for which medical care typically is not sought. Adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in research and development. If adequate coverage and reimbursement levels are not provided by government and third-party payers for use of our products, our products may fail to achieve market acceptance without a substantial reduction in price or at all and our results of operations will be harmed. In addition, government regulation may restrict our business and financial relationships with health care providers and managed care intermediaries in ways that could impact our ability successfully to market our products.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted bills by Congress and the states designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the United States government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls, restrictions on reimbursement, requirements for substitution of generic products for branded prescription drugs, and permitting importation of drugs from outside the United States to limit the growth of government paid health care costs. For example, the United States government has passed legislation requiring pharmaceutical manufacturers that participate in federal healthcare programs to provide rebates and discounts to certain entities and governmental payors. Further, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Other changes may also impact our ability to conduct studies and the approvability or marketability of our drug candidates, including changes in law, government regulation, or FDA policy, including review policies, which may be due to changes in the U.S. government and U.S. administration, or changes in medical practice or standard of care.

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

Our product candidates may face competition sooner than anticipated.

Our product candidates, if approved, may face competition from other products that are the same as or similar to our product candidates. If the FDA or comparable foreign regulatory authorities approve generic or similar versions of any of our product candidates that receive marketing approval, or such authorities do not grant our products appropriate periods of regulatory exclusivity before approving generic or similar versions of our products, the sales of our products could be adversely affected.

Once an NDA is approved, the product will become a “reference listed drug” in the FDA’s Orange Book. Other applicants may then seek approval of generic versions of our products through submission of Abbreviated New Drug Applications ("ANDA") in the United States. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices, and are generally preferred by third party payors. As a result, the FDA, the administration and Congress have recently taken steps to encourage increased generic drug competition in the market in an effort to bring down drug costs. Following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product. Moreover, in addition to generic competition, we could face competition from other companies seeking approval of drug products that are similar to ours using the 505(b)(2) regulatory pathway. Such applicants may be able to rely on our product candidates, if approved, or other approved drug products or published literature to develop drug products that are similar to ours. The introduction of a drug product similar to our product candidates could expose us to increased competition.

Any ANDA or 505(b)(2) applicants seeking to rely upon any of our product candidates, if such product candidates are approved, would need to submit patent certification statements with their applications for any of our patents that are listed in the FDA’s Orange Book. There are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, an ANDA or 505(b)(2) applicant would not have to submit a patent certification with regard to such patent to the FDA, in which case, we would not receive the protections provided by the Hatch Waxman Act.

Moreover, if an ANDA or 505(b)(2) applicant files a paragraph IV challenge to any patents that we may list in the FDA’s Orange Book and if we do not file a timely patent infringement lawsuit, the ANDA or 505(b)(2) applicant would not be subject to a 30-month stay. If we did file such an action, the litigation or other proceedings to enforce or defend our intellectual property rights would likely be complex in nature, may be expensive and time consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products. Accordingly, upon approval of our product candidates we may be subject to generic competition or competition from similar products, or may need to commence patent infringement proceedings, which would divert our resources.

We currently anticipate that we may be eligible for five years of non-patent marketing exclusivity in the United States. This exclusivity, however, would not prevent other companies from submitting full NDAs. To the extent we do not receive any anticipated periods of regulatory exclusivity or to the extent the FDA or foreign regulatory authorities approve any generic, similar, or other competing products, our business would be adversely impacted. Competition that our products may face from generic, similar, or other competing products could materially and adversely impact our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our clinical trials and pre-clinical studies. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our drug candidates may not advance in a timely manner or at all.

In the course of our pre-clinical testing and clinical trials, we rely on third parties, including laboratories, investigators, clinical contract research organizations (“CROs”), manufacturers, and distributors to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our pre-clinical studies, which are required to be conducted consistent with regulations on GLPs and GCPs. CROs and study sites are responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. Although we rely on these third parties to conduct our pre-clinical and clinical trials, we are responsible for ensuring that each of our trials is conducted in accordance with its investigational plan and protocol and that the integrity of the studies and resulting data is protected. While we have agreements governing the activities of such third parties, we have limited influence and control over their actual performance and activities. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as GCPs, for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not devote sufficient time or resources to our studies, may not comply with all regulatory and contractual requirements, or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. In addition, if such third parties fail to perform their obligations in compliance with our protocols or the applicable regulatory requirements, our trials may not meet regulatory requirements or may need to be repeated, we may not receive marketing approvals, or we or such third parties may face regulatory enforcement.

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

We do not intend to manufacture our drug candidates ourselves, and we will rely on third parties for our drug supplies both for clinical trials and for commercial quantities in the future. We have taken the strategic decision not to manufacture active pharmaceutical ingredients (“API”), nor finished product, for our drug candidates, as these can be more economically supplied by third parties with particular expertise in this area. We have identified contract facilities that are registered with the FDA, have a track record of large- scale API and drug product manufacturing, and have already invested in capital and equipment. We have no direct control over the manufacturing of our drug candidates, or the cost thereof. If the contract manufacturers are unable to produce sufficient quantities of our drug candidates, as a result of a lack of available materials or otherwise, our ability to complete product candidate development and our future profitability would be adversely affected. If the cost of manufacturing increases, or if the cost of the materials used increases, these costs will be passed on to us, making the cost of conducting clinical trials more expensive. Increases in manufacturing costs could adversely affect our future profitability if we are unable to pass all of the increased costs along to our customers.

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

Risks Related to Our Intellectual Property

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. In September 2013, we acquired patents and patent applications related to zandelisib from Pathway Therapeutics, Inc. In September 2017, we acquired patents and patent applications related to voruciclib from Presage. In 2011, we acquired both issued patents and pending patent applications related to ME-344 from Novogen in relation to our Isoflavone-based compounds, which we previously licensed from Novogen. Additionally, Novogen had previously applied for patents in a number of countries with respect to the use of their isoflavone compounds, including ME-344. The patent applications may not proceed to grant or may be amended to reduce the scope of protection of any patent granted. The applications and patents may also be opposed or challenged by third parties. Our commercial success will depend, in part, on our ability to obtain and maintain effective patent protection for our compounds and their use in treating, preventing, or curing cancer, and to successfully defend patent rights in those technologies against third-party challenges. As patent applications in the United States are maintained in secrecy until published or issued and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, we cannot be certain that we or Presage were the first to make the inventions covered by the pending patent applications or issued patents referred to above or that we or they were the first to file patent applications for such inventions. Additionally, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. We cannot be sure that, should any patents issue, we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that should patents issue, they will be of commercial value to us, or that private parties, including competitors, will not successfully challenge our patents or circumvent our patent position in the United States or abroad.

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

Many of our employees and the employees of KKC and third parties upon which we rely to conduct our clinical trials were previously employed at universities or at other biotechnology or pharmaceutical companies, some of which may be competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

General Business Risks

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

The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including compliance with the Health Insurance Portability and Accountability Act of 1996 and state laws requiring security breach notification. The collection and use of personal health data of individuals in the European Union is also governed by strict data protection laws. In addition to existing laws, since May 25, 2018, the General Data Protection Regulation (“GDPR”) has imposed obligations with respect to European Union data and substantial fines for breaches of the data protection rules. It will increase our responsibility and potential liability in relation to personal data that we process, and we will be required to put in place additional mechanisms ensuring compliance with the new European Union data protection rules. There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the European Union, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance may be onerous and adversely affect our business, operating results, prospects and financial condition.

We are in the process of assessing the “Schrems II” decision issued by the Court of Justice of the European Union on July 16, 2020, and its impact on our data transfer mechanisms. The Court invalidated the EU-U.S. Privacy Shield Framework as a legal basis for the transfer of personal data from the European Economic Area (“EEA”) member states or the U.K. to the U.S. The Court also expressed uncertainty under which conditions data importers and exporters could use the EC’s Standard Contractual Clauses option under the GDPR as a method for transferring personal data outside of the EEA. On June 4, 2021 the European Commission issued new standard contractual clauses for data transfers out of the EU to the third countries with “inadequate data protection” such as the United States. However, there is an implementation period of 18 months for these new standard contractual clauses. It remains uncertain, how these standard contractual clauses will be implemented by the data exporters and data importers. MEI observes the developments and will agree to the appropriate data transfer mechanism. In particular, we may rely on individual contents of the patients where appropriate and necessary to safeguard the data flow from the EU to the United States. Present solutions to legitimize transfers of personal data from the EEA may be challenged or deemed insufficient. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA or U.K. to apply different standards to the transfer of personal data from the EEA/ U.K. to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA or U.K. to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European clinical trial sites and CROs to use our products, and we may find it necessary or desirable to make further changes to our processing of personal data of EEA or U.K. data subjects.

Additionally, California has enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (“CCPA”), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CCPA may significantly impact our business activities and require substantial compliance costs that adversely affect business, operating results, prospects and financial condition. Amendments to the CCPA mandated by the California Privacy Rights Act (“CPRA”) will impose additional privacy requirements, effective on January 1, 2023. Similarly comprehensive state consumer privacy laws in Virginia and Colorado will also become effective in 2023. These new state privacy measures may reflect the start of a movement in other state legislatures to enact more comprehensive, “GDPR-like” privacy laws, which would create a more complex privacy regulatory landscape for our business in the United States.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, including upon exercise of outstanding warrants or stock options, and any subsequent sales of such shares. As of June 30, 2021, we had outstanding warrants exercisable to purchase 16,058,985 shares of common stock at an exercise price of $2.54 per share, which expire in May 2023. We also had outstanding options to purchase 16,668,542 shares of common stock and outstanding restricted stock units ("RSUs") representing the right to receive 400,650 shares of common stock. We may seek additional capital through one or more additional equity transactions in the future; however, such transactions will be subject to market conditions and there can be no assurance any such transactions will be completed. If we sell shares in the future, the prices at which we sell these future shares will vary, and these variations may be significant. Stockholders will experience significant dilution if we sell these future shares at prices significantly below the price at which such previous stockholders invested.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have leased approximately 32,800 square feet of office space in San Diego, California. The contractual lease term began in July 2020 and will expire in March 2028. The average annual lease payments over the term of the lease will approximate $1.6 million, plus a pro rata share of certain building expenses. Our total contractual obligation over the term of the lease is approximately $10.7 million.

Item 3. Legal Proceedings

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

Holders

As of August 31, 2021, there were 112,678,498 shares of our common stock outstanding and 568 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities authorized for issuance under equity compensation plans

The table below shows, as of June 30, 2021, information for equity compensation plans previously approved by stockholders and for compensation plans not previously approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	16,900,192	$3.01	10,472,864
Equity compensation plans not approved by security holders (2)	169,000	2.85	2,331,000
Total	17,069,192	$3.01	12,803,864

(1)
Consists of 16,499,542 shares of common stock issuable upon exercise of options and 400,650 shares of common stock upon vesting of RSUs, in each case, granted under the MEI Pharma, Inc. Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (“Omnibus Plan”), under which 29,014,794 shares of common stock are authorized for issuance. The Omnibus Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, employees and advisors. The weighted-average exercise price presented is the weighted-average exercise price of vested and unvested options. The RSUs have no exercise price. For purposes of determining the number of shares available for future grant, each outstanding RSU as of June 30, 2021 is calculated as 1.25 shares of common stock under the terms of the Omnibus Plan.
(2)
Consists of 169,000 shares of common stock issuable upon exercise of options granted under the MEI Pharma, Inc. 2021 Inducement Plan (“Inducement Plan”), under which 2,500,000 shares of common stock are authorized for issuance. The Inducement Plan provides for the grant of options and/or other stock-based or stock-denominated awards to attract and retain selected individuals to serve as employees. The weighted-average exercise price presented is the weighted-average exercise price of vested and unvested options.

Item 6. Selected Financial Data

Not applicable.

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

Overview

We are a late-stage pharmaceutical company committed to the development and commercialization of novel cancer therapies intended to improve outcomes for patients. MEI Pharma's portfolio of drug candidates includes four clinical-stage assets, including zandelisib (f/k/a ME-401), currently in multiple ongoing clinical studies intended to support marketing applications with the U.S. Food and Drug Administration (“FDA”) and other regulatory authorities globally. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP.”

Clinical Development Programs

We build our pipeline by licensing promising cancer agents and creating value in programs through development, commercialization and strategic partnerships, as appropriate. Our objective is to leverage the mechanisms and properties of our pipeline drug candidates to optimize the balance between efficacy and tolerability to meet the needs of patients with cancer. Our drug candidate pipeline includes:

•
Zandelisib (f/k/a ME-401), an oral phosphatidylinositol 3-kinase (“PI3K”) delta inhibitor;
•
Voruciclib, an oral cyclin-dependent kinase 9 (“CDK9”) inhibitor;
•
ME-344, a mitochondrial inhibitor targeting the oxidative phosphorylation (“OXPHOS”) complex; and
•
Pracinostat, an oral histone deacetylase (“HDAC”) inhibitor.

Recent Developments

For a more complete discussion of our business, see the section of this Annual Report “Item 1- Business” above.

Equity Transactions

Shelf Registration Statement

We have a shelf registration statement that permits us to sell, from time to time, up to $200.0 million of common stock, preferred stock and warrants. The shelf registration was filed and declared effective in May 2020, replacing our prior shelf registration statement that was filed and declared effective in May 2017, and carrying forward approximately $107.5 million of unsold securities registered under the prior shelf registration statement. As of June 30, 2021, there is $175.7 million aggregate value of securities available under the shelf registration statement, including up to $60.0 million remaining available under the 2020 ATM Sales Agreement described below.

At-The-Market Equity Offering

On November 10, 2020, we entered into an At-The-Market Equity Offering Sales Agreement (the “2020 ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $60.0 million of our common stock pursuant to the shelf registration statement. We had previously entered into an At-The-Market Equity Offering Sales Agreement in November 2017 (the “2017 ATM Sales Agreement”), pursuant to which we could sell an aggregate of up to $30.0 million of our common stock pursuant to the shelf registration statement. The 2017 ATM Sales Agreement expired on November 8, 2020. During the year ended June 30, 2021, we sold 958,083 shares under the 2017 ATM Sales Agreement for net proceeds of $3.1 million, after costs of $0.1 million. During the year ended June 30, 2020, we also sold 5,471,684 shares under the 2017 ATM Sales Agreement for net proceeds of $20.7 million, after costs of $0.4 million. As of June 30, 2021, there is $60.0 million remaining available under the 2020 ATM Sales Agreement.

Underwritten Registered Offering

In December 2019, we completed an underwritten registered offering of 32,343,750 shares of common stock at a price per share of $1.60. We received net cash proceeds of $48.5 million associated with the offering, after costs of $3.3 million.

Warrants

As of June 30, 2021, we have outstanding warrants to purchase 16,058,985 shares of our common stock. The warrants are fully vested, exercisable at a price of $2.54 per share and expire in May 2023. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Balance Sheet. Therefore, we are required to account for the warrants as liabilities and record them at fair value. The warrants were revalued as of June 30, 2021 at $22.4 million and as of June 30, 2020 at $40.5 million; the changes in fair value were recorded in our Statement of Operations. During the year ended June 30, 2021, a warrant holder completed a cashless exercise of 2,617 warrants for 964 shares of common stock. No warrants were exercised during the year ended June 30, 2020.

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

Revenue Recognition

Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers (“Topic 606” or the “new revenue standard”)

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

We recognized revenue associated with the following license agreements (in thousands):

	Years Ended June 30,
	2021	2020	2019
License Agreement:
KKC Agreements	$25,095	$27,543	$2,557
Helsinn License Agreement	440	1,370	2,358
	$25,535	$28,913	$4,915
Timing of Revenue Recognition:
Services performed over time	$25,535	$4,860	$4,036
License transferred at a point in time	—	20,988	879
Cumulative catch-up adjustment	—	3,065	—
	$25,535	$28,913	$4,915

The KKC Commercialization Agreement and KKC Japan License Agreement (Note 2) included other distinct performance obligations satisfied over time, and accordingly we recognized $25.1 million, $27.5 million (inclusive of cumulative catch-up amounts), and $2.6 million related to our progress toward satisfying those obligations during the years ended June 30, 2021, 2020 and 2019, respectively.

Based on the characteristics of the Helsinn License Agreement (Note 4), control of the remaining deliverables occurs and therefore we recognized revenue based on the extent of progress towards completion of the performance obligations. Accordingly, we recognized $0.4 million, $1.4 million and $2.3 million related to our progress toward satisfying those obligations during the years ended June 30, 2021, 2020 and 2019, respectively. As of June 30, 2021, our performance obligations related to the Helsinn License Agreement have been met and no future revenue or cost of revenue will be recognized.

Contract Balances

Receivables are included in our balance sheet in “Prepaid expenses and other current assets”, and contract liabilities are included in “Deferred revenue” and “Deferred revenue, long-term”. The following table presents changes in contract assets and contract liabilities accounted for under Topic 606 during the years ended June 30, 2021 and June 30, 2020 (in thousands).:

	Years Ended June 30,
	2021	2020
Receivables
Receivables, beginning of year	$83	$—
Amounts billed	25,682	1,292
Payments received	(25,765)	(1,209)
Receivables, end of year	$—	$83
Contract assets
Contract assets, beginning of year	$2,858	$511
Billable amounts	30,406	3,639
Amounts billed	(25,682)	(1,292)
Contract assets, end of year	$7,582	$2,858
Contract liabilities
Contract liabilities, beginning of year	$17,955	$7,774
Net change	4,826	10,181
Contract liabilities, end of year	$22,781	$17,955

The timing of revenue recognition, invoicing and cash collections results in billed accounts receivable and unbilled receivables (contract assets), and deferred revenue (contract liabilities). We invoice our customers in accordance with agreed-upon contractual terms, typically at periodic intervals or upon achievement of contractual milestones. Invoicing may occur subsequent to revenue recognition, resulting in contract assets. We may receive advance payments from our customers before revenue is recognized, resulting in contract liabilities. The contract assets and liabilities reported on the Balance Sheet relate to the KKC Commercialization Agreement, the KKC Japan License Agreement and Helsinn License Agreement.

As of June 30, 2021, we had $7.6 million of contract assets related to our remaining performance obligations under the KKC Commercialization Agreement and no contract assets related to the Helsinn License Agreement, as the remaining performance obligations have been completed. Our contract assets are comprised of amounts that are billable based on the contractual provisions of the license agreement but not yet billed.

As of June 30, 2021, we had $87.3 million of deferred revenue associated with the KKC Commercialization Agreement, of which $64.5 million relates to the U.S. license which is a unit of account under the scope of Topic 808 and is not a deliverable under Topic 606, and $22.8 million relates to the Ex-U.S. License and development services performance obligations which are under the scope of Topic 606.

Our contract liabilities accounted for under Topic 606 relate to the amount of initial upfront consideration that was allocated to the research and development performance obligations as well as additional cost reimbursements in excess of revenue recognized. Contract liabilities are expected to be recognized over the duration of the performance obligations based on the costs incurred relative to total expected costs. Our contract liabilities may fluctuate due to changes in the total estimated cost of the performance obligations and our expected reimbursement of those costs. For the year ended June 30, 2021, we recognized revenue of $13.2 million that was included in the contract liabilities balance at June 30, 2020 related to performance obligations under ASC 606.

For the year ended June 30, 2020, we recognized revenue of $7.5 million and $0.3 million, respectively, that was included in the contract liabilities balance at June 30, 2019 related to performance obligations under ASC 606. To date we have not recognized any amounts related to units of account under Topic 808.

Revenues from Collaborators

We earn revenue in connection with collaboration agreements, which are described in Note 2, KKC Agreements.

At contract inception, we assess whether the collaboration arrangements are within the scope of ASC Topic 808, Collaborative Arrangements (“Topic 808”), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed based on the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple units of account, we first determine which units of account within the arrangement are within the scope of Topic 808 and which elements are within the scope of Topic 606. For units of account within collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, by analogy to authoritative accounting literature. For units of account within collaboration arrangements that are accounted for pursuant to Topic 606, we recognize revenue as discussed above. Consideration received that does not meet the requirements to satisfy Topic 606 revenue recognition criteria is recorded as deferred revenue in the accompanying balance sheets, classified as either short-term or long-term deferred revenue based on our best estimate of when such amounts will be recognized.

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

Leases

Effective July 1, 2019, we adopted FASB ASC Topic 842, Leases (“ASC 842”), using a modified retrospective basis method under which prior comparative periods are not restated. This standard requires lessees to recognize in the statement of financial position a liability to make lease payments and a right-of-use (“ROU”) asset representing our right to use the underlying asset for the lease term. At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances within the arrangement. A lease is identified where an arrangement conveys the right to control the use of identified property, plant, and equipment for a period of time in exchange for consideration. Leases which are identified within the scope of ASC 842 and which have a term greater than one year are recognized on our Balance Sheet as ROU assets and lease liabilities. Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected remaining lease term. The lease term includes any renewal options and termination options that we are reasonably certain to exercise. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, we use our incremental borrowing rate. The incremental borrowing rate is determined based on the rate of interest that we would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment. The interest rate implicit in lease contracts to calculate the present value is typically not readily determinable. As such, significant management judgment is required to estimate the incremental borrowing rate.

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

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2021 and 2020, we have established a valuation allowance to fully reserve our net deferred tax assets. Changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

Results of Operations

Comparison of Years Ended June 30, 2021 and 2020

We had a loss from operations of $69.7 million for the year ended June 30, 2021 compared to a loss from operations of $24.5 million for the year ended June 30, 2020.

Revenue: We recognized revenue of $25.5 million for the year ended June 30, 2021 compared to $28.9 million for the year ended June 30, 2020. Revenue decreased primarily due to our license agreement with KKC, which during the year ended June 30, 2020 included the transfer of the Ex-U.S. License. Revenue related to the license agreement with KKC was $25.1 million for the year ended June 30, 2021 compared to $27.5 million for the year ended June 30, 2020. Revenue also includes recognition of fees allocated to performance obligations in accordance with the Helsinn License Agreement. Revenue related the Helsinn License Agreement was $0.4 million for the year ended June 30, 2021 compared to $1.4 million for the year ended June 30, 2020 due to decreased costs related to the POC study. As of June 30, 2021, our performance obligations related to the Helsinn License Agreement have been met and no future revenue or cost of revenue will be recognized.

Cost of Revenue: We recognized cost of revenue of $1.4 million for the year ended June 30, 2021 compared to $2.7 million for the year ended June 30, 2020. The cost of revenue includes external costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, and internal compensation and related personnel expenses associated with pracinostat. Costs of revenue relate to expenses for pracinostat incurred in connection with our development activities in accordance with the Helsinn License Agreement, including both Helsinn’s share and our share of costs related to the POC study, which we are responsible for conducting. Cost of revenue decreased due to decreased costs related to the POC study.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Years Ended June 30,
Research and development expenses	2021	2020
Zandelisib	$46,052	$17,356
Voruciclib	2,939	1,946
ME-344	960	62
Other	19,447	14,701
Total research and development expenses	$69,398	$34,065

Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations “CROs”), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $69.4 million for the year ended June 30, 2021 compared to $34.1 million for the year ended June 30, 2020. Costs related to zandelisib for the year ended June 30, 2021 reflected an increase in clinical trial costs ($22.1 million) primarily as a result of start-up costs related to the Phase 3 study, an increase in drug manufacturing costs ($4.3 million), and increased consulting fees ($1.8 million). Costs related to voruciclib increased for the year ended June 30, 2021 compared with the year ended June 30, 2020, due to increased drug manufacturing costs. Cost related to ME-344 increased for the year ended June 30, 2021 compared with the year ended June 30, 2020 due to increased drug manufacturing costs. Other research and development costs increased for the year ended June 30, 2021 due to higher levels of personnel costs ($3.0 million) and share-based compensation ($1.4 million) associated with increased headcount to support our clinical activities.

General and Administrative: General and administrative expenses increased by $7.7 million to $24.4 million for the year ended June 30, 2021 compared to $16.7 million for the year ended June 30, 2020. The increase is primarily due to increased external professional services and legal costs ($2.9 million), as well as share-based compensation ($2.1 million) and personnel costs ($1.4 million) associated with increased headcount to support our activities, including preparation for commercial launch of zandelisib, and corporate overhead costs ($1.3 million).

Other income or expense: We recorded a non-cash gain of $18.1 million during the year ended June 30, 2021 and a non-cash expense of $22.9 million for the year ended June 30, 2020 due to a change in the fair value of our warrant liability for warrants issued in connection with our private placement of shares of common stock. The change in the warrant liability is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $0.5 million for the year ended June 30, 2021 compared to $1.4 million for the year ended

June 30, 2020. The decrease was due to lower yields on cash equivalents and short-term investments during the year ended June 30, 2021 compared to the year ended June 30, 2020.

Comparison of Years Ended June 30, 2020 and 2019

We have omitted discussion of the results of operations for the fiscal year ended June 30, 2019 because it would be redundant to the discussion previously included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on September 9, 2020.

New Accounting Pronouncements

See Note 1 to the Financial Statements included in Item 8 of this Annual Report.

Off-Balance Sheet Arrangements

We do not currently have any off-balance-sheet arrangements.

Liquidity and Capital Resources

We have accumulated losses of $327.8 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2021, we had $153.4 million in cash and cash equivalents, and short-term investments. We believe that these resources will be sufficient to fund our operations for at least 12 months from the issuance of this Annual Report. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Sources and Uses of Our Cash

Net cash used in operations for the year ended June 30, 2021 was $32.0 million ($52.4 million, net of $20.4 million received from the Japanese government for tax withholdings). Net cash provided by operations for the year ended June 30, 2020 was $34.3 million (net cash used in operations was $45.3 million, net of a $79.6 million license fee received from KKC). Net cash used in operating activities for the year ended June 30, 2019 was $29.4 million ($39.4 million, net of a $10.0 million license fee received from KKC). The increase in cash used in operating activities year over year is due to increased research and development activities (as described above) as well as other changes in working capital.

Net cash provided by investing activities for the year ended June 30, 2021 was $24.7 million compared to $106.3 million used in investing activities for the year ended June 30, 2020. The change was primarily due to higher maturities of short-term investments in 2021, net of purchases. Net cash used in investing activities for the year ended June 30, 2019 was $24.3 million.

Net cash provided by financing activities during the year ended June 30, 2021 was $3.5 million compared with $74.8 million provided by financing activities during the year ended June 30, 2020. Cash raised during the year ended June 30, 2021 reflected the $3.1 million of net proceeds from the issuance of common stock. Cash raised during the year ended June 30, 2020 reflected $69.2 million of net proceeds from the issuance of common stock. Cash raised during the year ended June 30, 2019 reflected $1.1 million of proceeds from the exercise of warrants.

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

We have leased approximately 32,800 square feet of office space in San Diego, California. The contractual lease term is from July 2020 through March 2028. The average annual lease payments over the term of the lease will approximate $1.6 million, plus a pro rata share of certain building expenses. Our total contractual obligation over the term of the lease is approximately $10.7 million.

Presage License Agreement

In September 2017, we entered into the Presage License Agreement. Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage $2.9 million. With respect to the first indication, an incremental $2.0 million payment, due upon dosing the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees. As of June 30, 2021, we had not accrued any amounts for potential future payments.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus 166,527 shares of our common stock having a value of $500,000 was paid in August 2017 upon the first dosing of a patient in a Phase 3 clinical trial. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of June 30, 2021, we had not accrued any amounts for potential future payments.

COVID-19

As a result of the ongoing and rapidly evolving COVID-19 pandemic, various public health orders and guidance measures have been implemented across much of the United States, and across the globe, including in the locations of our office, clinical trial sites, key vendors and partners. Despite the relaxation of many governmental orders earlier this year, COVID-19 still impacts the normal conduct of business. In addition, although the FDA authorized vaccines for the treatment of COVID-19, and although a significant portion of the U.S. population has been vaccinated, the vaccination rate of the population and the effectiveness of the vaccines, particularly with respect to the COVID-19 Delta variant, as well as other variants, continues to create uncertainty. Furthermore, the COVID-19 virus may continue to mutate into different strains, which could be more contagious or severe or for which current vaccines and treatments are not effective or available.

While we continue to enroll and dose patients in our clinical trials, our clinical development program timelines may continue to be subject to potential negative impacts from the ongoing pandemic in the U.S. and globally. The extent to which the ongoing pandemic continues to impact our business, including our preclinical studies, CMC studies, manufacturing, and clinical trials, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

We may experience enrollment delays and suspensions, patient withdrawals, postponement of planned clinical or preclinical studies, redirection of site resources from studies, and study deviations or noncompliance. We may also need to maintain or implement study modifications, suspensions, or terminations, the introduction of additional remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes or alternative sites, which may require state licensing, and changes or delays in site monitoring. The foregoing may require that we consult with relevant review and ethics committees, Institutional Review Boards (“IRBs”), and the FDA. The foregoing may also impact the integrity of our study data. The COVID-19 outbreak may further increase the need for clinical trial patient monitoring and regulatory reporting of adverse effects, and may delay regulatory authority meetings, inspections, or the regulatory review of marketing or investigational applications or submissions.

The COVID-19 pandemic may also impact our ability to procure the necessary supply of our investigational drug products, as well as any ancillary supplies necessary for the conduct of our studies. Third party manufacturers may also need to implement measures and changes, or deviate from typical manufacturing requirements that may otherwise adversely impact our product candidates.

In light of the COVID-19 outbreak, the FDA issued a number of new guidance documents. Specifically, as a result of the potential effect of the COVID-19 outbreak on many clinical trial programs in the U.S. and globally, the FDA issued guidance concerning potential impacts on clinical trial programs, which guidance FDA has continually updated. In addition, the European Medicines Agency (“EMA”) as well as various country regulatory authorities (EU and UK) have issued similar guidance. We have adapted the FDA and EMA/UK guidance for study procedures, data collection, and oversight resulting from the pandemic.

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

Item 8. Financial Statements and Supplementary Data

MEI Pharma, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

MEI Pharma, Inc.

San Diego, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MEI Pharma, Inc. (the “Company”) as of June 30, 2021 and 2020, the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Method Related to Leases

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases during the year ended June 30, 2020 due to the adoption of Accounting Standards Codification Topic 842: “Leases”.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of accrued pre-clinical and clinical trial expenses

As described in Note 7 of the financial statements as of June 30, 2021, the Company had accrued $4.0 million for pre-clinical and clinical trial expenses. As described in Note 1 of the financial statements, research and development costs are expensed as incurred and include costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials. Clinical trial costs, including costs associated with third-party contractors, are a significant component of research and development expenses. The Company expenses research and development costs based on work performed. In determining the amount of accrued pre-clinical and clinical trial expenses, management relies on estimates of total costs based on contract components completed, the enrollment of subjects, the completion of trials, and other events.

We identified the estimation of accrued pre-clinical and clinical trial expenses as a critical audit matter. Evaluating the progress or stage of completion of the activities under the Company’s research and development agreements is dependent upon different points of data from third-party service providers and internal clinical personnel. Additionally, due to the duration of clinical-related development activities, the estimate of accrued pre-clinical and clinical trial expenses incurred requires judgment based on the nature and amounts of ongoing activities, the status of each activity, and the estimated progress for each key activity. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of auditor effort required to address the matter.

The primary procedures we performed to address this critical audit matter included:

•
Assessing the nature and extent of progress of clinical trial activities based on inquiries of the Company’s research and development personnel and corroborated through review of meeting minutes maintained by the Company related to clinical trial and project status meetings with third parties.
•
Developing estimates of the costs incurred for certain activities performed by third parties utilizing information from internal and external sources and comparing expected amounts to the amounts accrued by the Company.
•
Evaluating the completeness of the accrued clinical trial expenses by comparing invoices received by the Company subsequent to June 30, 2021 to the amounts accrued by the Company.

Cost estimates for KKC licensing agreement

As described in Note 1 of the financial statements, the Company recognizes revenue when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration to which they expect to be entitled to in exchange for those goods or services. For performance obligations that are satisfied over time, including certain research and development activities, the Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The Company uses the cost-to-cost measure of progress whereby progress is measured based on the ratio of costs incurred to date compared to the total estimated costs. The Company uses judgment to estimate the total cost expected to complete the research and development performance obligations.

We have identified management’s estimates of the measure of progress and total costs expected to complete the KKC license agreement as a critical audit matter. Evaluating the progress of the activities under the KKC license agreement is dependent upon different points of data from third-party service providers and internal clinical personnel. Additionally, due to the duration of the KKC license agreement, the estimate of accrued pre-clinical and clinical trial expenses incurred requires judgment based on the nature and amounts of ongoing activities, the status of each project, and the estimated progress for each key trial. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of auditor effort required to address the matter.

The primary procedures we performed to address this critical audit matter included:

•
Assessing the nature, extent of progress and estimated total cost of clinical trial activities related to the KKC license agreement based on inquiries with the Company’s research and development personnel and corroborated through review of meeting minutes maintained by the Company related to clinical trial and project status meetings with clinical research organizations.
•
Developing estimates of the costs incurred for certain activities performed by third parties utilizing information from internal and external sources and comparing expected amounts to the amounts accrued by the Company.
•
Evaluating the appropriateness of changes in estimated total costs based on review of information from various sources including changes in study protocols and work orders.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2011.

San Diego, California

September 2, 2021

MEI PHARMA, INC.

BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$8,543	$12,331
Short-term investments	144,883	170,299
Total cash, cash equivalents and short-term investments	153,426	182,630
Receivable for foreign tax withholding	—	20,420
Contract assets	7,582	2,858
Prepaid expenses and other current assets	3,809	2,736
Total current assets	164,817	208,644
Operating lease right-of-use asset	7,774	—
Property and equipment, net	1,507	1,084
Total assets	$174,098	$209,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,355	$2,437
Accrued liabilities	8,402	6,090
Deferred revenue	14,609	14,777
Operating lease liability	928	—
Total current liabilities	30,294	23,304
Deferred revenue, long-term	72,717	67,723
Operating lease liability, long-term	7,370	—
Warrant liability	22,355	40,483
Total liabilities	132,736	131,510
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 112,615 and 111,514 shares issued and outstanding at June 30, 2021 and 2020, respectively.	—	—
Additional paid-in-capital	369,171	355,452
Accumulated deficit	(327,809)	(277,234)
Total stockholders’ equity	41,362	78,218
Total liabilities and stockholders’ equity	$174,098	$209,728

See accompanying notes to financial statements.

MEI PHARMA, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended June 30,
	2021	2020	2019
Revenue	$25,535	$28,913	$4,915
Operating expenses:
Cost of revenue	1,408	2,671	4,263
Research and development	69,398	34,065	32,300
General and administrative	24,414	16,717	14,597
Total operating expenses	95,220	53,453	51,160
Loss from operations	(69,685)	(24,540)	(46,245)
Other income (expense):
Change in fair value of warrant liability	18,122	(22,870)	27,632
Interest and dividend income	510	1,395	1,795
Other income	486	—	—
Income tax expense	(8)	(1)	(1)
Net loss	$(50,575)	$(46,016)	$(16,819)
Net loss:
Basic	$(50,575)	$(46,016)	$(16,819)
Diluted	$(77,969)	$(46,016)	$(54,613)
Net loss per share:
Basic	$(0.45)	$(0.51)	$(0.24)
Diluted	$(0.68)	$(0.51)	$(0.75)
Shares used in computing net loss per share:
Basic	112,527	91,080	71,139
Diluted	114,481	91,080	72,385

See accompanying notes to financial statements.

MEI PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Shares	Additional paid in capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2018	70,406	$264,858	$(214,399)	$50,459
Net loss	—	—	(16,819)	(16,819)
Issuance of common stock, net	2,215	5,444	—	5,444
Exercise of warrants	440	2,186	—	2,186
Issuance of common stock for vested restricted stock units	246	(324)	—	(324)
Exercise of stock options	238	422	—	422
Share-based compensation expense	—	6,562	—	6,562
Balance at June 30, 2019	73,545	279,148	(231,218)	47,930
Net loss	—	—	(46,016)	(46,016)
Issuance of common stock, net	37,815	69,231	—	69,231
Exercise of stock options	154	272	—	272
Share-based compensation expense	—	6,801	—	6,801
Balance at June 30, 2020	111,514	355,452	(277,234)	78,218
Net loss	—	—	(50,575)	(50,575)
Issuance of common stock, net	958	3,136	—	3,136
Exercise of warrants	1	6	—	6
Exercise of stock options	142	332	—	332
Share-based compensation expense	—	10,245	—	10,245
Balance at June 30, 2021	112,615	$369,171	$(327,809)	$41,362

See accompanying notes to financial statements.

MEI PHARMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(50,575)	$(46,016)	$(16,819)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of warrant liability	(18,122)	22,870	(27,632)
Share-based compensation	10,245	6,801	6,562
Impairment of intangible assets	—	227	—
Depreciation and amortization	285	109	80
Changes in operating assets and liabilities:
Receivable for foreign tax withholding	20,420	(20,420)	—
Contract assets	(4,724)	(2,347)	(199)
Prepaid expenses and other current assets	(1,073)	(812)	(650)
Accounts payable	3,918	(2,350)	1,144
Accrued liabilities	2,312	1,470	1,105
Deferred revenue	4,826	74,726	6,986
Operating lease liability	524	—	—
Net cash (used in) provided by operating activities	(31,964)	34,258	(29,423)
Cash flows from investing activities:
Purchases of property and equipment	(708)	(894)	(217)
Purchases of short-term investments	(420,153)	(190,279)	(64,655)
Proceeds from maturity of short-term investments	445,569	84,879	89,190
Net cash provided by (used in) investing activities	24,708	(106,294)	24,318
Cash flows from financing activities:
Proceeds from exercise of stock options	332	272	372
Issuance of common stock, net	3,136	69,231	220
Collection of common stock proceeds receivable	—	5,274	—
Proceeds from exercise of warrants	—	—	1,118
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	—	—	(324)
Net cash provided by financing activities	3,468	74,777	1,386
Net (decrease) increase in cash and cash equivalents	(3,788)	2,741	(3,719)
Cash and cash equivalents at beginning of the year	12,331	9,590	13,309
Cash and cash equivalents at end of the year	$8,543	$12,331	$9,590
Supplemental cash flow information:
Income taxes paid	$(8)	$(1)	$(1)
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$8,689	$—	$—
Non-cash financing activities:
Warrants issued pursuant to cashless exercise	$6	$—	$—
Proceeds receivable - sale of common stock	$—	$—	$5,224
Proceeds receivable - stock option exercises	$—	$—	$50
Change in fair value of warrants exercised	$—	$—	$1,068

See accompanying notes to financial statements.

MEI PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

Note 1. The Company and Summary of Significant Accounting Policies

The Company

MEI Pharma, Inc. is a late-stage pharmaceutical company committed to the development and commercialization of novel cancer therapies intended to improve outcomes for patients. Our portfolio of drug candidates includes four clinical-stage assets, including zandelisib (f/k/a ME-401), currently in multiple ongoing clinical studies intended to support marketing applications with the U.S. Food and Drug Administration (“FDA”) and other regulatory authorities globally. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP.”

Clinical Development Programs

We build our pipeline by licensing or acquiring promising cancer agents and creating value in programs through development, commercialization and strategic partnerships, as appropriate. Our objective is to leverage the mechanisms and properties of our pipeline drug candidates to optimize the balance between efficacy and tolerability to meet the needs of patients with cancer. Our drug candidate pipeline includes:

•
Zandelisib (f/k/a ME-401), an oral phosphatidylinositol 3-kinase (“PI3K”) delta inhibitor;
•
Voruciclib, an oral cyclin-dependent kinase 9 (“CDK9”) inhibitor;
•
ME-344, a mitochondrial inhibitor targeting the oxidative phosphorylation (“OXPHOS”) complex; and
•
Pracinostat, an oral histone deacetylase (“HDAC”) inhibitor.

The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates may not have favorable results in later studies or trials. The commercial opportunity will be reduced or eliminated if competitors develop and market products that are more effective, have fewer side effects or are less expensive than our drug candidates. We will need substantial additional funds to progress the clinical trial programs for the drug candidates zandelisib, voruciclib, and ME-344, and to develop new compounds. The actual amount of funds that will be needed are determined by a number of factors, some of which are beyond our control. Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from the financial markets or collaborators.

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

Liquidity

We have accumulated losses of $327.8 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2021, we had $153.4 million in cash and cash equivalents, and short-term investments. We believe that these resources will be sufficient to meet our obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year financial statement presentation of contract assets. These changes did not impact previously reported net loss, loss per share, stockholders’ equity, total assets or cash flows.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when purchased. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances.

Short-Term Investments

Investments that have maturities of greater than three months but less than one year are classified as short-term investments. As of June 30, 2021 and 2020, our short-term investments consisted of $144.9 million and $170.3 million, respectively, in U.S. government securities. The short-term investments held as of June 30, 2021 and 2020 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. As of June 30, 2021 and 2020, the gross holding gains and losses were immaterial.

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

We measure the following financial instruments at fair value on a recurring basis. The fair values of these financial instruments were as follows (in thousands):

	June 30, 2021			June 30, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant liability	$—	$—	$(22,355)	$—	$—	$(40,483)
Total	$—	$—	$(22,355)	$—	$—	$(40,483)

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

In May 2018, we issued warrants in connection with our private placement of shares of common stock. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Balance Sheet. We recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our Statement of Operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the Statement of Operations for the years ended June 30, 2021 and 2020.

To calculate the fair value of the warrant liability, the following assumptions were used:

	June 30, 2021	June 30, 2020
Risk-free interest rate	0.2%	0.2%
Expected life (years)	1.9	2.9
Expected volatility	88.5%	77.4%
Dividend yield	0.0%	0.0%
Black-Scholes Fair Value	$1.39	$2.52

The following table sets forth a summary of changes in the estimated fair value of our Level 3 warrant liability for the years ended June 30, 2021 and 2020 (in thousands):

	Fair Value of Warrants Using Significant Unobservable Inputs (Level 3)
	2021	2020
Balance at July 1,	$40,483	$17,613
Reclassification of warrant liability to equity upon exercise of warrants	(6)	—
Change in estimated fair value of liability classified warrants	(18,122)	22,870
Balance at June 30,	$22,355	$40,483

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

Revenue Recognition

Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers (“Topic 606” or the “new revenue standard”)

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

We recognized revenue associated with the following license agreements (in thousands):

	Years Ended June 30,
	2021	2020	2019
License agreement:
KKC Agreements	$25,095	$27,543	$2,557
Helsinn License Agreement	440	1,370	2,358
	$25,535	$28,913	$4,915
Timing of Revenue Recognition:
Services performed over time	$25,535	$4,860	$4,036
License transferred at a point in time	—	20,988	879
Cumulative catch-up adjustment	—	3,065	—
	$25,535	$28,913	$4,915

The KKC Commercialization Agreement and KKC Japan License Agreement (Note 2) included other distinct performance obligations satisfied over time, and accordingly we recognized $25.1 million, $27.5 million (inclusive of cumulative catch-up amounts), and $2.6 million related to our progress toward satisfying those obligations during the years ended June 30, 2021, 2020 and 2019, respectively.

Based on the characteristics of the Helsinn License Agreement (Note 4), control of the remaining deliverables occurs and therefore we recognize revenue based on the extent of progress towards completion of the performance obligations. Accordingly, we recognized $0.4 million, $1.4 million and $2.3 million related to our progress toward satisfying those obligations during the years ended June 30, 2021, 2020 and 2019, respectively. As of June 30, 2021, our performance obligations related to the Helsinn License Agreement have been met and no future revenue or cost of revenue will be recognized.

Contract Balances

Receivables are included in our balance sheet in “Prepaid expenses and other current assets”, and contract liabilities are included in “Deferred revenue” and “Deferred revenue long-term”. The following table presents changes in contract assets and contract liabilities accounted for under Topic 606 during the year ended June 30, 2021 and 2020 (in thousands):

	Years Ended June 30,
	2021	2020
Receivables
Receivables, beginning of year	$83	$—
Amounts billed	25,682	1,292
Payments received	(25,765)	(1,209)
Receivables, end of year	$—	$83
Contract assets
Contract assets, beginning of year	$2,858	$511
Billable amounts	30,406	3,639
Amount billed	(25,682)	(1,292)
Contract assets, end of year	$7,582	$2,858
Contract liabilities
Contract liabilities, beginning of year	$17,955	$7,774
Net change	4,826	10,181
Contract liabilities, end of year	$22,781	$17,955

The timing of revenue recognition, invoicing and cash collections results in billed accounts receivable and unbilled receivables (contract assets) and deferred revenue (contract liabilities). We invoice our customers in accordance with agreed-upon contractual terms, typically at periodic intervals or upon achievement of contractual milestones. Invoicing may occur subsequent to revenue recognition, resulting in contract assets. We may receive advance payments from our customers before revenue is recognized, resulting in contract liabilities. The contract assets and liabilities reported on the Balance Sheet relate to the KKC Commercialization Agreement, the KKC Japan License Agreement and Helsinn License Agreement.

As of June 30, 2021, we had $7.6 million of contract assets related to our remaining performance obligations under the KKC Commercialization Agreement and no contract assets related to the Helsinn License Agreement, as the remaining performance obligations have been completed. Our contract assets are comprised of amounts that are billable based on the contractual provisions of the license agreement but not yet billed.

As of June 30, 2021, we had $87.3 million of deferred revenue associated with the KKC Commercialization Agreement, of which $64.5 million relates to the U.S. license which is a unit of account under the scope of Topic 808 and is not a deliverable under Topic 606, and $22.8 million relates to the Ex-U.S. License and development services performance obligations which are under the scope of Topic 606.

Our contract liabilities accounted for under Topic 606 relate to the amount of initial upfront consideration that was allocated to the research and development performance obligations as well as additional cost reimbursements in excess of revenue recognized. Contract liabilities are expected to be recognized over the duration of the performance obligations based on the costs incurred relative to total expected costs. Our contract liabilities may fluctuate due to changes in the total estimated cost of the performance obligations and our expected reimbursement of those costs. For the year ended June 30, 2021, we recognized revenue of $13.2 million that was included in the contract liabilities balance at June 30, 2020 related to performance obligations under ASC 606.

For the year ended June 30, 2020, we recognized revenue of $7.5 million and $0.3 million, respectively, that was included in the contract liabilities balance at June 30, 2019 related to performance obligations under ASC 606. To date we have not recognized any amounts related to units of account under Topic 808.

Revenues from Collaborators

We earn revenue in connection with collaboration agreements, which are detailed in Note 2, KKC Agreements, and Note 3, BeiGene Collaboration.

At contract inception, we assess whether the collaboration arrangements are within the scope of ASC Topic 808, Collaborative Arrangements (“Topic 808”), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed based on the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple units of account, we first determine which units of account within the arrangement are within the scope of Topic 808 and which elements are within the scope of Topic 606. For units of account within collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, by analogy to authoritative accounting literature. For elements of collaboration arrangements that are accounted for pursuant to Topic 606, we recognize revenue as discussed above. Consideration received that does not meet the requirements to satisfy Topic 606 revenue recognition criteria is recorded as deferred revenue in the accompanying balance sheets, classified as either short-term or long-term deferred revenue based on our best estimate of when such amounts will be recognized.

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

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2021 and 2020, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

The FASB Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of June 30, 2021 and 2020.

Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the years ended June 30, 2021, 2020 and 2019. Our potentially dilutive shares, which include outstanding stock options, restricted stock units, and warrants, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The assessment of dilution is made on a quarterly basis and therefore the annual determination of diluted net loss per share only includes those quarters in which the potential common stock equivalents were determined to be dilutive.

The following table presents the calculation of net loss used to calculate basic and diluted loss per share (in thousands):

	Years Ended June 30,
	2021	2020	2019
Net loss—basic	$(50,575)	$(46,016)	$(16,819)
Change in fair value of warrant liability	(27,394)	—	(37,794)
Net loss—diluted	$(77,969)	$(46,016)	$(54,613)

Shares used in calculating net loss per share was determined as follows (in thousands):

	Years Ended June 30,
	2021	2020	2019
Weighted average shares used in calculating net loss per share	112,527	91,080	71,139
Effect of potentially dilutive common shares from equity awards and liability-classified warrants	1,954	—	1,246
Weighted average shares used in calculating diluted loss per share	114,481	91,080	72,385

The following potentially dilutive shares (in thousands) have been excluded from the calculation of net loss per share because of their anti-dilutive effect:

	Years Ended June 30,
	2021	2020	2019
Stock options	15,887	11,030	8,057
Restricted stock units	427	—	32
Warrants	4,015	16,062	8,062
Total anti-dilutive shares	20,329	27,092	16,151

Recent Account Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), as amended. The amendments in ASU 2016-13 require, among other things, financial assets measured at amortized cost basis to be presented at the net amount expected to be collected as compared to previous GAAP which delayed recognition until it was probable a loss had been incurred. The amendments in this standard are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating impact that adoption of this standard will have on its financial statements and related disclosures.

Note 2. KKC Agreements

KKC License, Development and Commercialization Agreement

In April 2020, we entered into the License, Development and Commercialization Agreement (the “KKC Commercialization Agreement”) with Kyowa Kirin Company (“KKC”). Under the agreement, we granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S. (the "U.S. License"), and an exclusive (subject to certain retained rights to perform obligations under the KKC Commercialization Agreement), sublicensable, payment-bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the United States (the “Ex-U.S.”) (the “Ex-U.S. License”). KKC granted to us a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize zandelisib for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-U.S. under the KKC Commercialization Agreement. KKC paid us an initial payment of $100 million in May 2020. Of the $100 million paid by KKC, $20.4 million was remitted by KKC to the Japanese taxing authorities as a result of the U.S. Internal Revenue Service being closed due to the COVID pandemic, and therefore being unable to provide necessary documentation to support an exemption from the required foreign withholding. We received the amount remitted to the Japanese taxing authorities in October 2020. Additionally, we may earn up to approximately $582.5 million in potential development, regulatory and commercialization milestone payments, plus royalties on net sales of zandelisib in the Ex-U.S., which are tiered beginning in the teens.

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

We determined, at the time of our initial assessment, that the total transaction price of $191.5 million is comprised of the upfront payment of $100.0 million, expected milestone payments of $20.0 million, estimated development cost-sharing of $66.3 million, and deferred revenue of $5.2 million from the KKC Japan License Agreement (as defined below). During the year ended June 30, 2021, we updated our estimate of variable consideration related to development cost sharing from $66.3 million to $100.3 million. We increased our estimate primarily as a result of the removal of constraints on transaction price under ASC 606 as a result of higher probability that certain development projects will be undertaken in the future, as well as, to a lesser extent, further visibility into total expected costs for these development estimates. Any variable consideration related to sales-based royalties and commercial milestones related to licenses of intellectual property will be determined when the sale or usage occurs, and is therefore excluded from the transaction price. In addition, we are eligible to receive future development and regulatory milestones upon the achievement of certain criteria; however, these amounts are excluded from variable consideration as the risk of significant revenue reversal will only be resolved depending on future research and development and/or regulatory approval outcomes. We re-evaluate the estimated variable consideration included in the transaction price and any related constraints at the end of each reporting period.

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

We determined that control of the U.S. License and Ex-U.S. License were transferred to KKC during the year ended June 30, 2020, and recognized revenue of $21.0 million related to the Ex-U.S. License. The $64.5 million transaction price allocated to the U.S. License obligation accounted for under Topic 808 is recorded as non-current deferred revenue and will begin to be recognized upon future commercialization as non-ASC 606 revenue. As of June 30, 2021 and 2020, we recorded deferred revenue of $22.8 million and $17.9 million, respectively, for the transaction price allocated to the Development Services performance obligations and are recognizing this revenue based on the proportional performance of these development activities, which we expect to recognize through fiscal year 2026.

KKC Japan License Agreement

In October 2018, we, as licensor, entered into a license agreement with KKC for zandelisib (“the KKC Japan License Agreement”). Under the terms of the KKC Japan License Agreement, KKC was granted the exclusive right to develop and commercialize zandelisib in Japan. We also granted KKC the right to purchase supply of zandelisib for commercial requirements at cost plus a pre-negotiated percentage, as well as manufacturing rights in Japan. In return, we received an upfront payment of $10.0 million and were eligible to receive additional development and commercialization milestone payments, as well as royalties on net sales of zandelisib in Japan. In April 2020, we and KKC agreed to terminate the KKC Japan License Agreement. The KKC Japan License Agreement was replaced with the KKC Commercialization Agreement. Pursuant to the terms of the KKC Commercialization Agreement, we agreed to collaborate with KKC on the development, manufacturing and commercialization of zandelisib in Japan.

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

Note 3. BeiGene Collaboration

In October 2018, we entered into a clinical collaboration with BeiGene, Ltd. (“BeiGene”) to evaluate the safety and efficacy of zandelisib in combination with BeiGene’s zanubrutinib (marketed as Brukinsa), an investigational inhibitor of Bruton’s tyrosine kinase (“BTK”), for the treatment of patients with B-cell malignancies. Under the terms of the clinical collaboration agreement, we amended our ongoing Phase 1b trial to include evaluation of zandelisib in combination with zanubrutinib in patients with B-cell malignancies. Study costs are being shared equally by the parties, and we agreed to supply zandelisib and BeiGene agreed to supply zanubrutinib. We record the costs reimbursed by BeiGene as a reduction of our research and development expenses. We retained full commercial rights for zandelisib and BeiGene retained full commercial rights for zanubrutinib.

Note 4. Other License Agreements

Helsinn License Agreement

In August 2016, we entered into an exclusive worldwide license, development, manufacturing and commercialization agreement with Helsinn Healthcare SA, a Swiss pharmaceutical corporation (“Helsinn”) for pracinostat in acute myeloid leukemia ("AML"), myelodysplastic syndrome ("MDS") and other potential indications (the “Helsinn License Agreement”). Under the terms of the agreement, Helsinn was granted a worldwide exclusive license to develop, manufacture and commercialize pracinostat, and is primarily responsible for funding its global development and commercialization. As compensation for such grant of rights, we received payments of $20.0 million.

We determined that the agreement contains multiple performance obligations for purposes of revenue recognition. Revenue related to the research and development elements of the arrangement is recognized based on the extent of progress toward completion of each performance obligation. Revenue is recognized on a gross basis as we are the primary obligor and have discretion in supplier selection. During the year ended June 30, 2021, our only remaining performance obligation under the agreement was the conduct of a Phase 2 dose-optimization study of pracinostat in combination with azacitidine in patients with high and very high risk MDS who are previously untreated with hypomethylating agents (the “POC study”), for which Helsinn has agreed to share third-party expenses. As of June 30, 2021, our performance obligations related to the Helsinn License Agreement have been met, and no future revenue or costs of revenue will be recognized.

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

Note 5. Intangible Assets

Intangible assets consisted of the following, in thousands:

	June 30,
	2021	2020
S*Bio Patents—Gross	$273	$273
Less: accumulated amortization	(273)	(273)
Intangible assets, net	$—	$—

Amortization expense of intangible assets for the years ended June 30, 2021, 2020 and 2019 was zero, $34,000, and $35,000, respectively. As a result of Helsinn discontinuing the Phase 3 study of pracinostat in AML, during the year ended June 30, 2020, we assessed the estimated future cash flows associated with the patents acquired from S*Bio and recorded an impairment charge of $0.2 million to write off the remaining book value of the intangible assets.

Note 6. Property and Equipment

Property and equipment consisted of the following, in thousands:

	June 30,
	2021	2020
Furniture and equipment	$896	$304
Leasehold improvements	941	842
	1,837	1,146
Less: accumulated depreciation	(330)	(62)
Property and equipment, net	$1,507	$1,084

Depreciation expense of property and equipment for the years ended June 30, 2021, 2020 and 2019 was $285,000, $75,000, and $45,000, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following, in thousands:

	June 30,
	2021	2020
Accrued pre-clinical and clinical trial expenses	$4,004	$2,343
Accrued compensation and benefits	3,513	3,410
Accrued legal and professional services expenses	813	226
Other	72	111
Total accrued liabilities	$8,402	$6,090

Note 8. Stockholders’ Equity

Equity Transactions

Shelf Registration Statement

We have a shelf registration statement that permits us to sell, from time to time, up to $200.0 million of common stock, preferred stock and warrants. The shelf registration was filed and declared effective in May 2020, replacing our prior shelf registration statement that was filed and declared effective in May 2017, and carrying forward approximately $107.5 million of unsold securities registered under the prior shelf registration statement. As of June 30, 2021, there is $175.7 million aggregate value of securities available under the shelf registration statement, including up to $60.0 million remaining available under the 2020 ATM Sales Agreement described below.

At-The-Market Equity Offering

On November 10, 2020, we entered into an At-The-Market Equity Offering Sales Agreement (the “2020 ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $60.0 million of our common stock pursuant to the shelf registration statement. We had previously entered into an At-The-Market Equity Offering Sales Agreement in November 2017 (the “2017 ATM Sales Agreement”), pursuant to which we could sell an aggregate of up to $30.0 million of our common stock pursuant to the shelf registration statement. The 2017 ATM Sales Agreement expired on November 8, 2020. During the year ended June 30, 2021, we sold 958,083 shares under the 2017 ATM Sales Agreement for net proceeds of $3.1 million, after costs of $0.1 million. As of June 30, 2021, there is $60.0 million remaining available under the 2020 ATM Sales Agreement.

Underwritten Registered Offering

In December 2019, we completed an underwritten registered offering of 32,343,750 shares of common stock at a price per share of $1.60. We received net cash proceeds of $48.5 million associated with the offering, after costs of $3.3 million. During the year ended June 30, 2020, we also sold 5,471,684 shares under the 2017 ATM Sales Agreement for net proceeds of $20.7 million, after costs of $0.4 million.

Warrants

As of June 30, 2021, we have outstanding warrants to purchase 16,058,985 shares of our common stock. The warrants are fully vested, exercisable at a price of $2.54 per share and expire in May 2023. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Balance Sheet. Therefore, we are required to account for the warrants as liabilities and record them at fair value. The warrants were revalued as of June 30, 2021 at $22.4 million and as of June 30, 2020 at $40.5 million; the changes in fair value were recorded in our Statement of Operations. During the year ended June 30, 2021, a warrant holder completed a cashless exercise of 2,617 warrants for 964 shares of common stock. No warrants were exercised during the year ended June 30, 2020.

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

Preferred Stock

Our Board of Directors has the authority to issue up to 100,000 shares of preferred stock with par value of $.01 per share in one or more series and to fix the rights, preferences, privileges and restrictions in respect of that preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices and liquidation preferences, and the number of shares constituting such series and the designation of any such series, without future vote or action by the stockholders. Therefore, the board without the approval of the stockholders could authorize the issue of preferred stock with voting, conversion and other rights that could affect the voting power, dividend and other rights of the holders of shares or that could have the effect of delaying, deferring or preventing a change of control. There were no shares of preferred stock outstanding as of June 30, 2021 or 2020.

Note 9. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs. In December 2008, we adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (“Omnibus Plan”), as amended and restated from time-to-time, under which 29,014,794 shares of common stock are authorized for issuance. The Omnibus Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, employees and advisors. As of June 30, 2021, there were 10,472,864 shares available for future grant under the Omnibus Plan.

In May 2021, we adopted the 2021 Inducement Plan ("Inducement Plan"), under which 2,500,000 shares of common stock are authorized for issuance. The Inducement Plan is intended to assist us in attracting and retaining selected individuals to serve as employees who are expected to contribute to our success, by providing an inducement for such individuals to enter into employment with us, and to achieve long-term objectives that will benefit stockholders of the Company. As of June 30, 2021, there were 2,331,000 shares available for future grant under the Inducement Plan.

Total share-based compensation expense for all stock awards consists of the following, in thousands:

	Years Ended June 30,
	2021	2020	2019
Research and development	$4,144	$2,777	$2,239
General and administrative	6,101	4,024	4,323
Total share-based compensation	$10,245	$6,801	$6,562

Stock Options

Stock options granted to employees vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. As of June 30, 2021, there were a total of 16,668,542 options outstanding. Of the total outstanding options, 16,499,542 were granted under the Omnibus Plan and 169,000 were granted under the Inducement Plan.

A summary of our stock option activity and related data follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2020	11,252,976	$2.81
Granted	6,201,300	$3.39
Exercised	(141,907)	$2.34
Forfeited / Cancelled	(643,827)	$3.43
Outstanding at June 30, 2021	16,668,542	$3.01	7.7	$4,739,572
Vested and exercisable at June 30, 2021	8,416,964	$2.78	6.6	$3,954,990

As of June 30, 2021, the aggregate intrinsic value of outstanding options is calculated as the difference between the exercise price of the underlying options and the closing price of our common stock of $2.85 on that date. The total fair value of options that vested during the years ended June 30, 2021, 2020 and 2019 was $6.4 million, $5.4 million, and $3.4 million, respectively.

A summary of our non-vested stock option activity:

	Number of Options	Weighted-Average Grant Date Fair Value
Non-vested at June 30, 2020	5,777,907	$2.05
Granted	6,201,300	$2.30
Forfeited	(587,890)	$2.31
Vested	(3,139,739)	$2.04
Non-vested at June 30, 2021	8,251,578	$2.23

Unrecognized compensation expense related to non-vested stock options totaled $8.3 million as of June 30, 2021. Such compensation expense is expected to be recognized over a weighted-average period of 1.8 years. As of June 30, 2021, we expect all outstanding options to vest.

We use a Black-Scholes valuation model to estimate the grant date fair value of stock options. To calculate these fair values, the following weighted-average assumptions were used:

	Years Ended June 30,
	2021	2020	2019
Risk-free interest rate	0.5%	1.7%	2.7%
Expected life (years)	6.0	6.0	6.0
Expected volatility	80.1%	74.1%	82.5%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average grant date fair value	$2.30	$1.64	$2.78

Restricted Stock Units

A summary of our RSU activity and related data follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Non-vested at June 30, 2020	—	$—
Granted	442,650	$3.49
Forfeited	(42,000)	$3.49
Non-vested at June 30, 2021	400,650	$3.49

Each RSU represents the contingent right to receive one share of our common stock. Under the terms of the Omnibus Plan, each of the RSUs is calculated as 1.25 shares of common stock for purposes of determining the number of shares available for future grant. As of June 30, 2021, unrecognized compensation expense related to the unvested portion of our RSUs was approximately $0.5 million and is expected to be recognized over approximately 1.0 year.

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

Presage License Agreement

As discussed in Note 4, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of June 30, 2021, we had not accrued any amounts for potential future payments.

S*Bio Purchase Agreement

We are party to a definitive asset purchase agreement with S*Bio, pursuant to which we acquired certain assets comprised of intellectual property and technology including rights to pracinostat. We agreed to make certain milestone payments to S*Bio based on the achievement of certain clinical, regulatory and net sales-based milestones, as well as to make certain contingent earnout payments to S*Bio. Milestone payments will be made to S*Bio up to an aggregate amount of $75.2 million if certain U.S., E.U. and Japanese regulatory approvals are obtained and if certain net sales thresholds are met in North America, the E.U. and Japan. The first milestone payment of $200,000 plus 166,527 shares of our common stock having a value of $500,000 was paid in August 2017 upon the first dosing of a patient in a Phase 3 clinical trial. Subsequent milestone payments will be due upon certain regulatory approvals and sales-based events. As of June 30, 2021, we had not accrued any amounts for potential future payments.

COVID-19

As a result of the ongoing and rapidly evolving COVID-19 pandemic, various public health orders and guidance measures have been implemented across much of the United States, and across the globe, including in the locations of our office, clinical trial sites, key vendors and partners. Despite the relaxation of many governmental orders earlier this year, COVID-19 still impacts the normal conduct of business. While we continue to enroll and dose patients in our clinical trials, our clinical development program timelines may continue to be subject to potential negative impacts from the ongoing pandemic in the U.S. and globally.

We may experience enrollment delays and suspensions, patient withdrawals, postponement of planned clinical or preclinical studies, redirection of site resources from studies, and study deviations or noncompliance. We may also need to maintain or implement study modifications, suspensions, or terminations, the introduction of additional remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes or alternative sites, which may require state licensing, and changes or delays in site monitoring. The foregoing may require that we consult with relevant review and ethics committees, IRBs, and the FDA. The foregoing may also impact the integrity of our study data. The COVID-19 outbreak may further increase the need for clinical trial patient monitoring and regulatory reporting of adverse effects, and may delay regulatory authority meetings, inspections, or the regulatory review of marketing or investigational applications or submissions.

Not only might the continuing COVID-19 pandemic impact the conduct of our clinical trials, but it may also impact our ability to procure the necessary supply of our investigational drug products, as well as any ancillary supplies necessary for the conduct of our studies. Third party manufacturers may also need to implement measures and changes, or deviate from typical manufacturing requirements that may otherwise adversely impact our product candidates.

Government stimulus programs enacted in response to the COVID-19 pandemic have not had a material impact on our financial condition, results of operations, or liquidity.

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

Note 11. Leases

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

The total operating lease costs were as follows (in thousands):

	Years Ended June 30,
	2021	2020	2019
Operating lease cost	$1,507	$692	$685

Supplemental cash flow information related to our operating leases were as follows (in thousands):

	Years Ended June 30,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$983	$—	$—
Right-of-use assets obtained in exchange for operating lease obligations:	$8,689	$—	$—

The following is a schedule of the future minimum rental payments for our operating leases, reconciled to the lease liability as of June 30, 2021 (in thousands):

June 30, 2021
Years ending June 30,
2022	$1,519
2023	1,565
2024	1,612
2025	1,168
2026	1,710
Thereafter	3,121
Total lease payments	10,695
Less: Present value discount	(2,397)
Total operating lease liability	$8,298

Balance Sheet Classification - Operating Leases
Operating lease liability	$928
Operating lease liability, long-term	7,370
Total operating lease liability	$8,298

Other Balance Sheet Information - Operating Leases
Weighted average remaining lease term (in years)	6.8
Weighted average discount rate	7.50%

Note 12. Segment Information

We have one operating segment, the development of pharmaceutical compounds. All of our assets and liabilities were located in the United States of America as of June 30, 2021, 2020 and 2019.

Note 13. Income Taxes

Pre-tax loss consists of the following jurisdictions (in thousands):

	Years Ended June 30,
	2021	2020	2019
Domestic	$(50,567)	$(46,016)	$(16,819)
Foreign	—	—	—
Pre-tax loss	$(50,567)	$(46,016)	$(16,819)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Years Ended June 30,
	2021		2020		2019
	$	%	$	%	$	%
Tax benefit at U.S. statutory rates	$10,619	21%	$9,663	21%	$3,532	21%
State tax	(99)	0%	9	0%	86	1%
Warrant liability costs	3,806	8%	(4,803)	(10)%	5,803	35%
Equity compensation	(6)	0%	(2)	0%	138	1%
Increase in valuation allowance	(12,481)	(25)%	(4,230)	(9)%	(9,082)	(54)%
Other	(1,847)	(4)%	(638)	(1)%	(478)	(3)%
	$(8)	0%	$(1)	0%	$(1)	0%

Deferred tax liabilities and assets are comprised of the following (in thousands):

	June 30,
	2021	2020
Deferred tax assets:
Deferred revenue	$18,339	$17,325
Fixed and intangible assets	15,924	18,832
Share-based payments	4,182	3,834
Tax losses carried forward	16,104	2,214
Compensation accruals	727	709
Consultant and other accruals	22	20
Right-of-use assets	(1,633)	—
Lease liabilities	1,742	—
Charitable contributions	1	—
Total deferred tax assets	55,408	42,934
Valuation allowance for deferred tax assets	(55,408)	(42,934)
Net deferred tax assets and liabilities	$—	$—

We evaluate the recoverability of the deferred tax assets and the amount of the required valuation allowance. Due to the uncertainty surrounding the realization of the tax deductions in future tax returns, we have recorded a valuation allowance against our net deferred tax assets as of June 30, 2021 and 2020. At such time as it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance would be reduced.

We had federal and state net operating loss carryforwards of approximately $70.8 million and $17.7 million as of June 30, 2021. The federal net operating loss will carry forward indefinitely subject to an 80% taxable income limitation. The state net operating loss carryforwards will begin to expire in 2030 unless previously utilized.

Our ability to utilize our net operating loss carryforwards may be substantially limited due to ownership changes that have occurred or that could occur in the future under Section 382 of the Internal Revenue Code and similar state laws. During 2021, we completed a study to analyze whether one or more ownership changes had occurred and determined that two such ownership changes did occur. While the ownership changes do limit the amount of net operating loss we are able to use each year, all of our net operating losses are expected to be available for utilization prior to expiring.

None of our prior income tax returns have been selected for examination by a major taxing jurisdiction; however, the statutes of limitations for various filings remain open. The oldest filings subject to potential examination for federal and state purposes are 2018 and 2017, respectively. If we utilize a net operating loss related to a closed tax year, the tax year in which the loss was incurred is subject to adjustment up to the amount of the net operating loss.

We have not reduced any tax benefit on our financial statements due to uncertain tax positions as of June 30, 2021 and we are not aware of any circumstance that would significantly change this result through the end of fiscal year 2021. To the extent we incur income-tax related penalties or interest, we will recognize them as additional income tax expense.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES” Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carryforwards generated in taxable years beginning after December 31, 2017, to offset 100% of taxable income for taxable years beginning before January 1, 2021, and 80% of taxable income in taxable years beginning after December 31, 2020. In addition, the CARES Act allows net operating losses incurred in taxable years beginning after December 31, 2017, and before January 1, 2021, to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also temporarily increased the business interest expense limitation from 30% of adjusted taxable income (“ATI”) to 50% of ATI for tax years 2019 and 2020, and allowed taxpayers to elect to use their 2019 ATI to compute their 2020 limitation. The legislation also included a technical correction related to qualified improvement property. The impact of the CARES Act was not material to our financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management believes that our internal control over financial reporting is effective as of June 30, 2021.

There were no changes in internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Code of Ethics

We have adopted a Code of Business and Ethics policy that applies to our directors and employees (including our principal executive officer and our principal financial officer), and have posted the text of our policy on our website (www.meipharma.com). In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our principal executive officer and principal financial officer and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future. Except as expressly stated herein, information contained on our website is not incorporated by reference herein and shall not be deemed a part of this Annual Report on Form 10-K.

The other information required by this item is incorporated herein by reference to our proxy statement for the fiscal year ended June 30, 2021 (the “Proxy Statement”).

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

3.7	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2020 (File No. 000-50484)).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on October 31, 2003 (Reg. No. 333-109129)).

4.2	Form of Warrant (incorporated by reference to Exhibit B to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2018 (File No. 000-50484)).

4.3	Description of Capital Stock of MEI Pharma, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K filed on September 9, 2020 (File No. 000-50484))

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

10.3

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

10.5	Employment letter dated February 17, 2016, between MEI Pharma, Inc. and Richard G. Ghalie.*

10.6	Amendment 2021-1 dated April 29, 2021, to the Employment letter dated February 17, 2016, between MEI Pharma, Inc. and Richard G. Ghalie.*

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2011 (File No. 000-50484)).
10.8**

License Agreement, dated as of September 5, 2017, by and between MEI Pharma, Inc. and Presage Biosciences, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2017 (File No. 000-50484)).

10.9

At-The-Market Equity Offering Sales Agreement, dated November 10, 2020 between MEI Pharma, Inc., Credit Suisse Securities (USA) LLC, and Stifel, Nicolaus & Company, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2020 (File No. 000-50484)).

10.10

Securities Purchase Agreement, dated May 11, 2018, between MEI Pharma, Inc. and the purchasers identified in Exhibit A therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2018 (File No. 000-50484)).

10.11**

License, Development and Commercialization Agreement, dated as of October 31, 2018, by and between the Company and Kyowa Hakko Kirin Co., Ltd., now known as Kyowa Kirin Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2019 (File No. 000-50484)).

10.12***	License, Development and Commercialization Agreement, dated as of April 13, 2020, by and between the Company and Kyowa Kirin Co., Ltd. (formerly known as Kyowa Hakko Kirin Co., Ltd.)*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(*)	Filed herewith.
(**)	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.
(***)	Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 2, 2021.

MEI PHARMA, INC.
A Delaware Corporation

By:	/s/ Daniel P. Gold
Daniel P. Gold
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 2, 2021.

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