Form 10-Q
period 2021-09-30
MEI Pharma, Inc.
filed 2021-11-10
CIK 1262104

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

(858) 369-7100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00000002 par value	MEIP	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 8, 2021, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 112,721,212.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1: Condensed Financial Statements – Unaudited

MEI PHARMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2021	June 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,621	$8,543
Short-term investments	129,882	144,883
Total cash, cash equivalents and short-term investments	145,503	153,426
Accounts receivable	10,000	—
Contract assets	8,120	7,582
Prepaid expenses and other current assets	3,739	3,809
Total current assets	167,362	164,817
Operating lease right-of-use asset	7,551	7,774
Property and equipment, net	1,438	1,507
Total assets	$176,351	$174,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,472	$6,355
Accrued liabilities	6,099	8,402
Deferred revenue	14,837	14,609
Operating lease liability	957	928
Total current liabilities	30,365	30,294
Deferred revenue, long-term	87,276	72,717
Operating lease liability, long-term	7,115	7,370
Warrant liability	19,768	22,355
Total liabilities	144,524	132,736
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 112,678 and 112,615 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	—	—
Additional paid-in capital	371,516	369,171
Accumulated deficit	(339,689)	(327,809)
Total stockholders’ equity	31,827	41,362
Total liabilities and stockholders’ equity	$176,351	$174,098

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2021	2020
Revenue	$13,387	$3,834
Operating expenses:
Cost of revenue	—	509
Research and development	19,953	12,996
General and administrative	7,909	5,915
Total operating expenses	27,862	19,420
Loss from operations	(14,475)	(15,586)
Other income (expense):
Change in fair value of warrant liability	2,587	13,224
Interest and dividend income	8	275
Other expense	—	(5)
Net loss	$(11,880)	$(2,092)
Net loss:
Basic	$(11,880)	$(2,092)
Diluted	$(14,467)	$(15,316)
Net loss per share:
Basic	$(0.11)	$(0.02)
Diluted	$(0.13)	$(0.13)
Shares used in computing net loss per share:
Basic	112,677	112,435
Diluted	113,917	114,957

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2021	112,615	$369,171	$(327,809)	$41,362
Net loss	—	—	(11,880)	(11,880)
Issuance of common stock for vested restricted stock units	63	(194)	—	(194)
Share-based compensation expense	—	2,539	—	2,539
Balance at September 30, 2021	112,678	$371,516	$(339,689)	$31,827

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2020	111,514	$355,452	$(277,234)	$78,218
Net loss	—	—	(2,092)	(2,092)
Issuance of common stock, net	958	3,136	—	3,136
Exercise of stock options	50	124	—	124
Share-based compensation expense	—	2,942	—	2,942
Balance at September 30, 2020	112,522	$361,654	$(279,326)	$82,328

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,880)	$(2,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(2,587)	(13,224)
Share-based compensation	2,539	2,942
Depreciation and amortization	77	69
Non-cash lease expense	—	269
Changes in operating assets and liabilities:
Accounts receivable	(10,000)	—
Contract assets	(538)	(2,061)
Prepaid expenses and other current assets	70	280
Accounts payable	2,117	3,938
Accrued liabilities	(2,303)	(553)
Deferred revenue	14,787	1,336
Operating lease liability	(3)	(15)
Net cash used in operating activities	(7,721)	(9,111)
Cash flows from investing activities:
Purchases of property and equipment	(8)	(644)
Purchases of short-term investments	(59,992)	(54,989)
Proceeds from maturity of short-term investments	74,993	60,109
Net cash provided by investing activities	14,993	4,476
Cash flows from financing activities:
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(194)	—
Proceeds from exercise of stock options	—	124
Proceeds from issuance of common stock, net	—	3,136
Net cash (used in) provided by financing activities	(194)	3,260
Net increase (decrease) in cash and cash equivalents	7,078	(1,375)
Cash and cash equivalents at beginning of the period	8,543	12,331
Cash and cash equivalents at end of the period	$15,621	$10,956
Supplemental disclosures:
Income taxes paid	$—	$(8)
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$8,689

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

MEI Pharma, Inc. is a late-stage pharmaceutical company committed to the development and commercialization of novel cancer therapies intended to improve outcomes for patients. Our portfolio of drug candidates includes three clinical-stage assets, including zandelisib (f/k/a ME-401), currently in multiple ongoing clinical studies intended to support marketing applications with the U.S. Food and Drug Administration (“FDA”) and other regulatory authorities globally. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP.”

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
•
ME-344, a mitochondrial inhibitor targeting the oxidative phosphorylation (“OXPHOS”) complex.

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

Liquidity

We have accumulated losses of $339.7 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2021, we had $145.5 million in cash and cash equivalents and short-term investments. We believe that these resources will be sufficient to meet our obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2021, included in our Annual Report on Form 10-K (“2021 Annual Report”) filed with the Securities and Exchange Commission on September 2, 2021. Interim results are not necessarily indicative of results for a full year.

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

We recognized revenue associated with the following license agreements (in thousands):

	Three Months Ended September 30,
	2021	2020
KKC License Agreements	$13,387	$3,569
Helsinn License Agreement	—	265
	$13,387	$3,834
Timing of Revenue Recognition:
Services performed over time	$13,387	$3,834
	$13,387	$3,834

The KKC Commercialization Agreement and KKC Japan License Agreement (Note 3) included other distinct performance obligations satisfied over time, and accordingly we recognized $13.4 million and $3.6 million related to our progress toward satisfying those obligations during the three months ended September 30, 2021 and 2020, respectively.

Based on the characteristics of the Helsinn License Agreement (Note 3), we recognized revenue based on the extent of progress towards completion of the performance obligations. Our performance obligations related to the Helsinn License Agreement have been met and no future revenue or cost of revenue will be recognized.

Contract Balances

Contract liabilities are included in “Deferred revenue” and “Deferred revenue long-term”. The following table presents changes in contract assets and contract liabilities accounted for under Topic 606 during the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020
Accounts Receivable
Accounts Receivable, beginning of period	$—	$83
Amounts billed	27,638	2,727
Payments received	(17,638)	(2,693)
Accounts Receivable, end of period	$10,000	$117
Contract assets
Contract assets, beginning of period	$7,582	$2,858
Billable amounts	28,176	5,114
Amounts billed	(27,638)	(2,727)
Contract assets, end of period	$8,120	$5,245
Contract liabilities
Contract liabilities, beginning of period	$22,781	$17,955
Net change	14,787	1,336
Contract liabilities, end of period	$37,568	$19,291

The timing of revenue recognition, invoicing and cash collections results in billed accounts receivable and unbilled receivables (contract assets) and deferred revenue (contract liabilities). We invoice our customers in accordance with agreed-upon contractual terms, typically at periodic intervals or upon achievement of contractual milestones. Invoicing may occur subsequent to revenue recognition, resulting in contract assets. We may receive advance payments from our customers before revenue is recognized, resulting in contract liabilities. The contract assets and liabilities reported on the Condensed Balance Sheet relate to the KKC Commercialization Agreement, the KKC Japan License Agreement and Helsinn License Agreement.

As of September 30, 2021, we had $8.1 million of contract assets related to our remaining performance obligations under the KKC Commercialization Agreement. Our contract assets are comprised of amounts that are billable based on the contractual provisions of the license agreement but not yet billed.

As of September 30, 2021, we had $102.1 million of deferred revenue associated with the KKC Commercialization Agreement, of which $64.5 million relates to the U.S. license which is a unit of account under the scope of Topic 808 and is not a deliverable under Topic 606, and $37.6 million relates to the Ex-U.S. License and development services performance obligations which are under the scope of Topic 606.

Our contract liabilities accounted for under Topic 606 relate to the amount of initial upfront consideration that was allocated to the research and development performance obligations as well as additional cost reimbursements in excess of revenue recognized. Contract liabilities are expected to be recognized over the duration of the performance obligations based on the costs incurred relative to total expected costs. Our contract liabilities may fluctuate due to changes in the total estimated cost of the performance obligations and our expected reimbursement of those costs. For the three months ended September 30, 2021, we recognized revenue of $8.2 million that was included in the contract liabilities balance at June 30, 2021 related to performance obligations under ASC 606.

For the three months ended September 30, 2020, we recognized revenue of $2.8 million that was included in the contract liabilities balance at June 30, 2020 related to performance obligations under ASC 606. To date we have not recognized any amounts related to units of account under Topic 808.

Revenues from Collaborators

We earn revenue in connection with collaboration agreements, which are described in Note 3, License Agreements.

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

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2021, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

There have been no material changes in our unrecognized tax benefits since June 30, 2021, and, as such, the disclosures included in our 2021 Annual Report continue to be relevant for the three months ended September 30, 2021.

Leases

We account for our leases under FASB ASC Topic 842, Leases (“ASC 842”). Leases which are identified within the scope of ASC 842 and which have a term greater than one year are recognized on our Condensed Balance Sheet as ROU assets and lease liabilities. Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected remaining lease term. The lease term includes any renewal options and termination options that we are reasonably certain to exercise. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, we use our incremental borrowing rate. The incremental borrowing rate is determined based on the rate of interest that we would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment. The interest rate implicit in lease contracts to calculate the present value is typically not readily determinable. As such, significant management judgment is required to estimate the incremental borrowing rate.

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

We measure the following financial instruments at fair value on a recurring basis. The fair values of these financial instruments were as follows (in thousands):

	September 30, 2021			June 30, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant liability	$—	$—	$19,768	$—	$—	$22,355
Total	$—	$—	$19,768	$—	$—	$22,355

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

In May 2018, we issued warrants in connection with our private placement of shares of common stock. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Balance Sheet. We recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our Condensed Statement of Operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the Condensed Statement of Operations for the three months ended September 30, 2021 and 2020, respectively.

To calculate the fair value of the warrant liability, the following assumptions were used:

	September 30, 2021	June 30, 2021
Risk-free interest rate	0.2%	0.2%
Expected life (years)	1.6	1.9
Expected volatility	87.2%	88.5%
Dividend yield	0.0%	0.0%
Black-Scholes Fair Value	$1.23	$1.39

The following table sets forth a summary of changes in the estimated fair value of our Level 3 warrant liability for the three months ended September 30, 2021 and 2020 (in thousands):

	Fair Value of Warrants Using Significant Unobservable Inputs (Level 3)
	2021	2020
Balance at July 1,	$22,355	$40,483
Change in estimated fair value of liability classified warrants	(2,587)	(13,224)
Balance at September 30,	$19,768	$27,259

Note 3. License Agreements

KKC License, Development and Commercialization Agreement

In April 2020, we entered into the License, Development and Commercialization Agreement (the “KKC Commercialization Agreement”) with Kyowa Kirin Company (“KKC”). Under the agreement, we granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S. (the "U.S. License"), and an exclusive (subject to certain retained rights to perform obligations under the KKC Commercialization Agreement), sublicensable, payment-bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the United States (the “Ex-U.S.”) (the “Ex-U.S. License”). KKC granted to us a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize zandelisib for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-U.S. under the KKC Commercialization Agreement. KKC paid us an initial payment of $100.0 million. Additionally, we may earn up to approximately $582.5 million in potential development, regulatory and commercialization milestone payments, plus royalties on net sales of zandelisib in the Ex-U.S., which are tiered beginning in the teens. During the three months ended September 30, 2021, we reached two milestones triggering a total of $20.0 million. During the three months ended September 30, 2021, we received $10.0 million with the remaining $10.0 million recorded as a receivable on our balance sheet as of September 30, 2021, and expected to be received during the quarter ending December 31, 2021.

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

We determined, at the time of our initial assessment, that the total transaction price of $191.5 million is comprised of the upfront payment of $100.0 million, milestone payments of $20.0 million, estimated development cost-sharing of $66.3 million, and deferred revenue of $5.2 million from the KKC Japan License Agreement. During the three months ended September 30, 2021, we updated our estimate of variable consideration related to development cost sharing to $137.2 million. We increased our estimate primarily as a result of the removal of constraints on transaction price under ASC 606 as a result of higher probability that certain development projects will be undertaken in the future, as well as, further visibility into total expected costs for these development estimates. Any variable consideration related to sales-based royalties and commercial milestones related to licenses of intellectual property will be determined when the sale or usage occurs, and is therefore excluded from the transaction price. In addition, we are eligible to receive future development and regulatory milestones upon the achievement of certain criteria; however, these amounts are excluded from variable consideration as the risk of significant revenue reversal will only be resolved depending on future research and development and/or regulatory approval outcomes. We re-evaluate the estimated variable consideration included in the transaction price and any related constraints at the end of each reporting period.

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

We determined that control of the U.S. License and Ex-U.S. License were transferred to KKC during the year ended June 30, 2020, and recognized revenue of $21.0 million related to the Ex-U.S. License. The $64.5 million transaction price allocated to the U.S. License obligation accounted for under Topic 808 is recorded as non-current deferred revenue and will begin to be recognized upon future commercialization as non-ASC 606 revenue. As of September 30, 2021 and 2020, we recorded deferred revenue of $37.6 million and $19.3 million, respectively, for the transaction price allocated to the Development Services performance obligations and are recognizing this revenue based on the proportional performance of these development activities, which we expect to recognize through fiscal year 2026.

Helsinn License Agreement

In August 2016, we entered into an exclusive worldwide license, development, manufacturing and commercialization agreement with Helsinn Healthcare SA, a Swiss pharmaceutical corporation (“Helsinn”) for pracinostat in acute myeloid leukemia (“AML”), myelodysplastic syndrome (“MDS”) and other potential indications (the “Helsinn License Agreement”). Under the terms of the agreement, Helsinn was granted a worldwide exclusive license to develop, manufacture and commercialize pracinostat. After a thorough review of the Phase 3 AML and Phase 2 MDS data, we and Helsinn have mutually agreed to terminate the Helsinn License Agreement. We do not intend to develop pracinostat further for any use, and do not anticipate any future material financial obligations regarding the compound.

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

Note 5. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three months ended September 30, 2021 and 2020. Diluted net loss per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

The following table presents the calculation of net loss used to calculate basic loss and diluted loss per share (in thousands):

	Three Months Ended September 30,
	2021	2020
Net loss – basic	$(11,880)	$(2,092)
Change in fair value of warrant liability	(2,587)	(13,224)
Net loss – diluted	$(14,467)	$(15,316)

Share used in calculating net loss per share was determined as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Weighted average shares used in calculating basic net loss per share	112,677	112,435
Effect of potentially dilutive common shares from equity awards and liability-classified warrants	1,240	2,522
Weighted average shares used in calculating diluted net loss per share	113,917	114,957

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

The following table presents weighted-average potentially dilutive shares that have been excluded from the calculation of net loss per share because of their anti-dilutive effect (in thousands):

	Three Months Ended September 30,
	2021	2020
Stock options	20,882	15,128
Restricted stock units	259	429
Total anti-dilutive shares	21,141	15,557

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

Presage License Agreement

As discussed in Note 3, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of September 30, 2021, we had not accrued any amounts for potential future payments.

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

Note 7. Leases

We are party to a lease agreement for approximately 32,800 square feet of office space in San Diego, California. We have accounted for the lease as an operating lease. The contractual lease term began in July 2020 and is scheduled to expire in March 2028. The lease contains an option to renew and extend the lease terms. We have not included the lease extension within the ROU asset and lease liability on the balance sheet as it is not reasonably certain to be exercised. The lease includes variable non-lease components (e.g., common area maintenance, maintenance, etc.) that are not included in the ROU asset and lease liability and are reflected as an expense in the period incurred. We do not have any other operating or finance leases. Upon commencement of the lease, we recognized an operating lease ROU asset of $8.7 million and a corresponding operating lease liability of $8.7 million.

The total operating lease costs were as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Operating lease cost	$377	$377

Supplemental cash flow information related to our operating leases were as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$380	$123
Right-of-use assets obtained in exchange for operating lease obligations:	—	8,689

The following is a schedule of the future minimum rental payments for our operating lease, reconciled to the lease liability as of September 30, 2021 (in thousands):

September 30, 2021
Remainder of fiscal year ending June 30, 2022	$1,139
Years ending June 30,
2023	1,565
2024	1,612
2025	1,168
2026	1,710
2027	1,761
Thereafter	1,360
Total lease payments	10,315
Less: Present value discount	(2,243)
Total operating lease liability	$8,072
Balance Sheet Classification – Operating Lease
Operating lease liability	$957
Operating lease liability, long-term	7,115
Total operating lease liability	$8,072
Other Balance Sheet Information – Operating Lease
Weighted average remaining lease term (in years)	6.5
Weighted average discount rate	7.50%

Note 8. Short-Term Investments

As of September 30, 2021, and June 30, 2021, our short-term investments consisted of $129.9 million and $144.9 million, respectively, in U.S. government securities. The short-term investments held as of September 30, 2021 and June 30, 2021 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. As of September 30, 2021, and June 30, 2021, the gross holding gains and losses were immaterial.

Note 9. Stockholders’ Equity

Equity Transactions

Shelf Registration Statement

We have a shelf registration statement that permits us to sell, from time to time, up to $200.0 million of common stock, preferred stock and warrants. The shelf registration was filed and declared effective in May 2020, replacing our prior shelf registration statement that was filed and declared effective in May 2017, and carrying forward approximately $107.5 million of unsold securities registered under the prior shelf registration statement. As of September 30, 2021, there is $175.7 million aggregate value of securities available under the shelf registration statement, including up to $60.0 million remaining available under the 2020 ATM Sales Agreement described below.

At-The-Market Equity Offering

On November 10, 2020, we entered into an At-The-Market Equity Offering Sales Agreement (the “2020 ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $60.0 million of our common stock pursuant to the shelf registration statement. As of September 30, 2021, there is $60.0 million remaining available under the 2020 ATM Sales Agreement.

During the three months ended September 30, 2020, we sold 958,083 shares under a previous ATM agreement for net proceeds of $3.1 million, after costs of $0.1 million.

Warrants

As of September 30, 2021, we have outstanding warrants to purchase 16,058,985 shares of our common stock. The warrants are fully vested, exercisable at a price of $2.54 per share and expire in May 2023. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Balance Sheet. Therefore, we are required to account for the warrants as liabilities and record them at fair value. The warrants were revalued as of September 30, 2021 and June 30, 2021 at $19.8 million and $22.4 million, respectively; the changes in fair value were recorded in our Condensed Statement of Operations.

Note 10. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs. In December 2008, we adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (“Omnibus Plan”), as amended and restated from time-to-time, under which 29,014,794 shares of common stock are authorized for issuance. The Omnibus Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, employees and advisors. As of September 30, 2021, there were 7,106,383 shares available for future grant under the Omnibus Plan.

In May 2021, we adopted the 2021 Inducement Plan ("Inducement Plan"), under which 2,500,000 shares of common stock are authorized for issuance. The Inducement Plan is intended to assist us in attracting and retaining selected individuals to serve as employees who are expected to contribute to our success, by providing an inducement for such individuals to enter into employment with us, and to achieve long-term objectives that will benefit stockholders of the Company. As of September 30, 2021, there were 1,772,000 shares available for future grant under the Inducement Plan.

Total share-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended September 30,
	2021	2020
Research and development	$622	$1,129
General and administrative	1,917	1,813
Total share-based compensation	$2,539	$2,942

Stock Options

Stock option activity for the three months ended September 30, 2021 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	16,668,542	$3.01
Granted	5,051,400	2.93
Forfeited / Cancelled	(1,078,419)	3.10
Outstanding at September 30, 2021	20,641,523	2.98	7.9	$4,131,984
Vested and exercisable at September 30, 2021	9,748,144	2.86	6.6	$3,610,815

The fair value of each stock option granted during the three months ended September 30, 2021 is estimated on the grant date under the fair value method using a Black-Scholes valuation model. Stock options granted to employees during the three months ended September 30, 2021 vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors during the three months ended September 30, 2021 vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Three Months Ended September 30,
	2021	2020
Risk-free interest rate	1.1%	0.4%
Expected life (years)	6.1	6.0
Expected volatility	67.8%	80.6%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$1.78	$2.35

As of September 30, 2021, there was $13.0 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

RSU activity for the three months ended September 30, 2021 was as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Non-vested at June 30, 2021	400,650	$3.49
Vested	(130,000)	$3.49
Forfeited / Cancelled	(38,000)	$3.49
Non-vested at September 30, 2021	232,650	$3.49

Each RSU represents the contingent right to receive one share of our common stock. Under the terms of the Omnibus Plan, each of the RSUs is calculated as 1.25 shares of common stock for purposes of determining the number of shares available for future grant. During the three months ended September 30, 2021, 130,000 RSUs vested. We issued 63,855 shares of common stock to RSU holders; 66,145 shares were surrendered to us by RSU holders as payment for the employee portion of the required withholding of associated payroll taxes. As of September 30, 2021, unrecognized compensation expense related to the unvested portion of our RSUs was approximately $0.3 million and is expected to be recognized over approximately nine months.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” in our 2021 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on September 2, 2021. Set forth below is a summary of the principal risks we face:

•
We will need substantial additional funds to progress the clinical trial programs for our drug candidates, to commercialize our drug candidates, and to develop new compounds. The actual amount of funds we will need will be determined by a number of factors, some of which are beyond our control;
•
We are a late stage clinical research and development stage company and are likely to incur operating losses for the foreseeable future;
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

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Past performance may not be an indicator of future results. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our 2021 Annual Report, as filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

Overview and Recent Developments

We are a late-stage pharmaceutical company committed to the development and commercialization of novel cancer therapies intended to improve outcomes for patients. Our portfolio of drug candidates has three clinical-stage assets, including zandelisib, currently in multiple ongoing clinical studies intended to support marketing applications with the U.S. Food and Drug Administration (“FDA”) and other regulatory authorities globally. Our common stock is listed on the NASDAQ Capital Market under the symbol “MEIP.”

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

While we continue to enroll and dose patients in our clinical trials, certain of our clinical trials evaluating zandelisib and voruciclib have been delayed due to COVID-19, and our clinical development program timelines may continue to be subject to potential negative impacts from the ongoing pandemic in the U.S. and globally. The extent to which the ongoing pandemic continues to impact our business, including our preclinical studies, chemistry, manufacturing and controls (“CMC”) studies, manufacturing, and clinical trials, will depend on future developments, which are highly uncertain and cannot be predicted with confidence including the ultimate geographic spread of the disease, the duration of the pandemic, the development, effectiveness and timing of distribution of treatments and vaccines for COVID-19, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to minimize its economic impact, including vaccination rates and effectiveness. See the section entitled "Results of Operations - Contractual Obligations - COVID-19."

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
•
Voruciclib, an oral cyclin-dependent kinase 9 (“CDK9”) inhibitor; and
•
ME-344, a mitochondrial inhibitor targeting the oxidative phosphorylation (“OXPHOS”) complex.

After a thorough review of the Phase 3 AML and Phase 2 MDS data, we and Helsinn have mutually agreed to terminate the Helsinn License Agreement. We do not intend to develop pracinostat further for any use, and do not anticipate any future material financial obligations regarding the compound.

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

We are conducting multiple ongoing studies evaluating zandelisib. Our studies include TIDAL, a Phase 2 study evaluating zandelisib as a monotherapy in patients with r/r FL and marginal zone lymphoma (“MZL”) patients who have received at least two prior lines of treatment. Enrollment in the FL cohort of the study is complete. Enrollment of the MZL cohort remains ongoing. Subject to the results, data from TIDAL are intended to support submissions for accelerated approval marketing applications with the FDA in r/r FL and MZL patients receiving at least two prior lines of treatment.

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

The molecular structure and pharmacodynamic characteristics of zandelisib are distinct from the FDA approved PI3Kδ inhibitors. Zandelisib’s distinct characteristics include prolonged target binding, preferential cellular accumulation, high volume of distribution throughout the body tissues, and an approximately 28-hour half-life suitable for once daily oral administration. The properties of zandelisib support an innovative dosing regimen, known as Intermittent Dosing Therapy, or “IDT.” The IDT consists of daily dosing only in the first seven days of each 28-day dosing cycle. The unique zandelisib IDT is hypothesized to allow for the recovery of regulatory T cells, which in turn may lead to fewer and/or less severe immune-related adverse events. This may provide long-term disease control through maintenance therapy, without the need for dose reductions or premature discontinuations. Clinical evaluation of the IDT to date has demonstrated the potential to maintain clinical benefit while minimizing immune-related toxicities common to other PI3Kδ agents, either as a monotherapy or in combination with other therapies.

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

Under the terms of the KKC Commercialization Agreement, KKC paid us an initial payment of $100 million. We may also earn up to approximately $582.5 million in potential development, regulatory and commercialization milestone payments, plus royalties on net sales of zandelisib in the Ex-U.S., which are tiered beginning in the teens. During the three months ended September 30, 2021, two $10 million milestones were earned in connection with the initiation of the Phase 3 COASTAL study.

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

Additionally, we are conducting a multi-arm, open-label, Phase 1b dose escalation and expansion trial as a monotherapy and in combination with rituximab or zanubrutinib in patients with FL and other B-cell malignancies. The Phase 1b trial continues enrollment in the study arm exploring zandelisib in combination with zanubrutinib (marketed as BRUKINSA®), an inhibitor of Bruton’s tyrosine kinase developed by BeiGene, Ltd. (“BeiGene”). This study arm completed the safety evaluation stage in patients with B-cell malignancies and has expanded into disease specific B-cell malignancy cohorts. The evaluation of zandelisib in combination with zanubrutinib is conducted under a collaboration established with BeiGene in October 2018, pursuant to which the cost of the combination trial is being equally shared, and each company is supplying its own investigational agent. We retain all commercial rights to zandelisib (subject to the KKC Commercialization Agreement) and BeiGene retains all commercial rights to zanubrutinib.

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

All ongoing studies, as well as planned studies, utilize zandelisib’s unique Intermittent Dosing Therapy, or “IDT,” intended to optimize zandelisib’s therapeutic profile and also support its potential as a backbone for combination approaches with other modalities in the treatment of B-cell malignances.

Phase 1b Multi-arm Trial

In May 2021, we reported updated data from the Phase 1b clinical trial evaluating zandelisib as a monotherapy and in combination with rituximab or zanubrutinib in patients with r/r FL and other B-cell malignancies as featured in poster discussions at the American Society of Clinical Oncology ("ASCO") 2021 annual meeting.

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

TIDAL: A Phase 2 Trial Intended to Support Accelerated Approval of Marketing Applications

TIDAL is a global Phase 2 trial evaluating zandelisib as a monotherapy across two study cohorts: the first study cohort for the treatment of adults with r/r FL and the second study cohort for r/r MZL, in both cases after failure of at least two prior systemic therapies including chemotherapy and an anti-CD20 antibody. Subject to the results and discussions with the FDA, data from each study cohort are intended to be submitted to the FDA to support marketing applications for accelerated approval. The study is evaluating zandelisib administered once daily at 60 mg for two 28-day cycles and then on an intermittent schedule of once daily dosing for the first seven days of each subsequent 28-day cycle (i.e., IS). The primary efficacy endpoint will be the rate of objective responses to therapy and other endpoints will include duration of response and tolerability of zandelisib. The primary efficacy population sample size for r/r FL is 91 patients and the primary efficacy population sample size for r/r MZL is 64 patients. Total study enrollment in the FL cohort is 121 patients administered zandelisib on the IDT after 2 cycles (56 days) of daily dosing to provide additional safety data for the registration application. Enrollment of the FL cohort of the TIDAL study is complete. Data from the Phase 2 TIDAL study is expected in the fourth calendar quarter of 2021.

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

Impact of COVID-19 on the TIDAL and COASTAL Studies

The extent to which the COVID-19 pandemic will impact the progress of the zandelisib development program, including the enrollment and completion of the COASTAL and TIDAL studies, is subject to future developments, which are highly uncertain and cannot be predicted with confidence. Currently, we believe that the integrity of the program and individual studies remains intact; however, the pandemic did have a negative impact on the rate of enrollment in the TIDAL study. Enrollment in the FL cohort of the TIDAL study was completed in August 2021, and data is expected by year end 2021; enrollment in the MZL cohort is ongoing. Study start-up of COASTAL is ongoing, the first subject was enrolled in July 2021. There is a potential that the COVID-19 pandemic could have a negative impact on the execution of the COASTAL study but that is unclear at this time as the trial is just underway. We will continue to closely monitor for potential negative impacts on the development program related to the ongoing COVID-19 pandemic. We will also continue efforts to be proactive in managing the impact from the pandemic, including various actions to communicate with sites and investigators, and making accommodations to patients consistent with FDA guidance and guidance from other regulatory authorities, as we may deem appropriate.

Voruciclib: Potent Orally Administered CDK9 Inhibitor in Phase 1 Studies

Voruciclib is a potent orally administered CDK9 inhibitor. Voruciclib is being evaluated in a Phase 1b trial evaluating dose and schedule in patients with acute myeloid leukemia (“AML”) and B-cell malignancies. Voruciclib is also being evaluated in pre-clinical studies to explore the potential synergistic activity in various solid tumor cancers of voruciclib in combination with drug-candidates that targets in the RAS signaling pathway, including KRAS.

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

Voruciclib: Inhibition of MYC

Many cancers are associated with overexpression of MYC, a transcription factor regulating cell proliferation and growth. CDK9 is a known regulator of MYC transcription and a modulator of MYC protein phosphorylation. Data reported at the American Association for Cancer Research ("AACR") Annual Meeting 2021 in preclinical models demonstrates that voruciclib:

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

The research presented suggests that voruciclib could be an attractive therapeutic agent for cancers, including solid tumors, dependent on the activity of MYC.

Clinical Program

We are evaluating patients with hematological malignancies in a Phase 1b clinical trial evaluating the dose and schedule of voruciclib. The trial is initially intended to evaluate the dose and schedule of voruciclib as a monotherapy in patients with relapsed and refractory B-cell malignancies and AML after failure of prior standard therapies to determine the safety, preliminary efficacy and maximum tolerated dose. Once dose levels and schedules have been explored and established, we plan in parallel, subject to FDA agreement, to evaluate the dose and schedule of voruciclib in combination with a BCL2 inhibitor such as venetoclax to assess synergies and the opportunity for combination treatments, initially in patients with AML and subsequently across multiple indications.

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

We are exploring opportunities to clinically evaluate voruciclib in solid tumors where MYC may play an important role in tumor growth.

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

ME-344: Clinical Stage Mitochondrial Inhibitor with Combinatorial Potential

ME-344 is our novel and tumor selective, isoflavone-derived mitochondrial inhibitor drug candidate. It directly targets the OXPHOS complex 1, a pathway involved in adenosine triphosphate ("ATP") production in the mitochondria. ME-344 was studied in an investigator-initiated, multi-center, randomized clinical trial in combination with the vascular endothelial growth factor (“VEGF”) inhibitor bevacizumab (marketed as Avastin®) in a total of 42 patients with human epidermal growth factor receptor 2 (“HER2”) negative breast cancer.

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

Results of Operations

Comparison of three months ended September 30, 2021 and 2020

We had a loss from operations of $14.5 million for the three months ended September 30, 2021 compared to a loss from operations of $15.6 million for the three months ended September 30, 2020.

Revenue: We recognized revenue of $13.4 million for the three months ended September 30, 2021 compared to $3.8 million for the three months ended September 30, 2020. Revenue increased as a result of increased research and development activity related to zandelisib, and the partial satisfaction of our research and development obligations under our license agreement with KKC. Revenue related to the license agreement with KKC was $13.4 million for the three months ended September 30, 2021 compared to $3.6 million for the three months ended September 30, 2020.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Three Months Ended September 30,
Research and development expenses	2021	2020
Zandelisib	$12,392	$7,996
Voruciclib	1,041	784
ME-344	640	65
Other	5,880	4,151
Total research and development expenses	$19,953	$12,996

Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations “CROs”), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $20.0 million for the three months ended September 30, 2021 compared to $13.0 million for the three months ended September 30, 2020. Costs related to zandelisib for the three months ended September 30, 2021 reflected an increase in clinical trial costs ($1.5 million) primarily as a result of increased activity in the clinical studies, an increase in drug manufacturing costs ($0.9 million), and increased consulting fees ($2.0 million).

Costs related to voruciclib increased for the three months ended September 30, 2021 compared with the three months ended September 30, 2020, due to increased clinical trial costs. Costs related to ME-344 increased for the three months ended September 30, 2021 compared with the three months ended September 30, 2020, due to increased drug manufacturing costs. Other research and development costs increased for the three months ended September 30, 2021 due to higher levels of personnel costs ($1.1 million) associated with increased headcount to support our clinical activities.

General and Administrative: General and administrative expenses increased by $2.0 million to $7.9 million for the three months ended September 30, 2021 compared to $5.9 million for the three months ended September 30, 2020. The increase is primarily due to increased personnel costs ($1.0 million), external professional services and legal costs ($0.8 million), and as well as share-based compensation ($0.1 million) associated with increased headcount to support our activities, including preparation for commercial launch of zandelisib, and corporate overhead costs ($0.1 million).

Other income or expense: We recorded a non-cash gain of $2.6 million during the three months ended September 30, 2021 due to a change in the fair value of our warrant liability. The change in the warrant liability is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $8,000 for the three months ended September 30, 2021 compared to $0.3 million for the three months ended September 30, 2020. The decrease was primarily due to lower yields during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Liquidity and Capital Resources

We have accumulated losses of $339.7 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2021, we had $145.5 million in cash and cash equivalents, and short-term investments. We believe that these resources will be sufficient to fund our operations for at least 12 months from the issuance of this Quarterly Report. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Sources and Uses of Our Cash

Net cash used in operating activities for the three months ended September 30, 2021 was $7.7 million. Net cash used in operating activities for the three months ended September 30, 2020 was $9.1 million. The decrease in cash used in operating activities year over year reflects the receipt of $10.0 million milestone in September 2021 related to the KKC Commercialization Agreement, as well as other changes in working capital.

Net cash provided by investing activities for the three months ended September 30, 2021 was $15.0 million compared to $4.5 million provided by investing activities for the three months ended September 30, 2020. The change was primarily due to increased maturities of short-term investments in 2021, net of purchases.

Net cash used in financing activities during the three months ended September 30, 2021 was $0.2 million compared with $3.3 million provided by financing activities during the three months ended September 30, 2020. Cash raised during the three months ended September 30, 2020 reflected $3.1 million of net proceeds from the issuance of common stock.

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

We have leased approximately 32,800 square feet of office space in San Diego, California. The contractual lease term is from July 2020 through March 2028. The average annual lease payment over the remaining term of the lease is $1.6 million, plus a pro rata share of certain building expenses. Our total contractual obligation over the remaining term of the lease is $10.3 million.

Presage License Agreement

In September 2017, we entered into the Presage License Agreement. Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage $2.9 million. With respect to the first indication, an incremental $2.0 million payment, due upon dosing the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees. As of September 30, 2021, we had not accrued any amounts for potential future payments.

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

Critical Accounting Policies and Management Estimates

We describe our significant accounting policies in Note 1, The Company and Summary of Significant Accounting Policies, of the notes to the financial statements included in our 2021 Annual Report. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2021 Annual Report. There have been no changes in our significant accounting policies or critical accounting estimates since June 30, 2021.

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

PART II OTHER INFORMATION

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

There have been no material changes in our risk factors from those included in our 2021 Annual Report.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit Index

Exhibits
10.1

Transition and Retirement Agreement between Brian G. Drazba and MEI Pharma, Inc., dated as of August 2, 2021. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2021 (File No. 000-50484)).

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer.
32.1

Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEI Pharma, Inc.

/s/ Daniel P. Gold
Daniel P. Gold
President and Chief Executive Officer

Date: November 10, 2021