Form 10-Q
period 2021-12-31
MEI Pharma, Inc.
filed 2022-02-10
CIK 1262104

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of February 8, 2022, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 132,985,545.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1: Condensed Financial Statements – Unaudited

MEI PHARMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2021	June 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,551	$8,543
Short-term investments	173,200	144,883
Total cash, cash equivalents and short-term investments	185,751	153,426
Contract assets	10,151	7,582
Prepaid expenses and other current assets	4,823	3,809
Total current assets	200,725	164,817
Operating lease right-of-use asset	7,325	7,774
Property and equipment, net	1,414	1,507
Total assets	$209,464	$174,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,256	$6,355
Accrued liabilities	9,765	8,402
Deferred revenue	13,515	14,609
Operating lease liability	987	928
Total current liabilities	30,523	30,294
Deferred revenue, long-term	80,527	72,717
Operating lease liability, long-term	6,855	7,370
Warrant liability	14,309	22,355
Total liabilities	132,214	132,736
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 132,905 and 112,615 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	—	—
Additional paid-in capital	422,705	369,171
Accumulated deficit	(345,455)	(327,809)
Total stockholders’ equity	77,250	41,362
Total liabilities and stockholders’ equity	$209,464	$174,098

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Revenue	$18,222	$9,167	$31,609	$13,001
Operating expenses:
Cost of revenue	—	494	—	1,003
Research and development	21,531	22,224	41,484	35,220
General and administrative	7,926	5,650	15,835	11,565
Total operating expenses	29,457	28,368	57,319	47,788
Loss from operations	(11,235)	(19,201)	(25,710)	(34,787)
Other income:
Change in fair value of warrant liability	5,458	7,083	8,046	20,307
Interest and dividend income	11	164	18	439
Other income	—	500	—	495
Net loss	$(5,766)	$(11,454)	$(17,646)	$(13,546)
Net loss:
Basic	$(5,766)	$(11,454)	$(17,646)	$(13,546)
Diluted	$(11,224)	$(18,537)	$(25,692)	$(33,853)
Net loss per share:
Basic	$(0.05)	$(0.10)	$(0.15)	$(0.12)
Diluted	$(0.09)	$(0.16)	$(0.22)	$(0.30)
Shares used in computing net loss per share:
Basic	126,725	112,524	115,982	112,480
Diluted	128,160	114,461	118,657	114,709

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2021	112,615	$369,171	$(327,809)	$41,362
Net loss	—	—	(11,880)	(11,880)
Issuance of common stock for vested restricted stock units	63	(194)	—	(194)
Share-based compensation expense	—	2,539	—	2,539
Balance at September 30, 2021	112,678	371,516	(339,689)	31,827
Net loss	—	—	(5,766)	(5,766)
Issuance of common stock, net of issuance costs of $3,672	20,125	48,653	—	48,653
Exercise of stock options	102	212	—	212
Share-based compensation expense	—	2,324	—	2,324
Balance at December 31, 2021	132,905	$422,705	$(345,455)	$77,250

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2020	111,514	$355,452	$(277,234)	$78,218
Net loss	—	—	(2,092)	(2,092)
Issuance of common stock, net of issuance costs of $64	958	3,136	—	3,136
Exercise of stock options	50	124	—	124
Share-based compensation expense	—	2,942	—	2,942
Balance at September 30, 2020	112,522	361,654	(279,326)	82,328
Net loss	—	—	(11,454)	(11,454)
Exercise of stock options	6	15	—	15
Share-based compensation expense	—	2,609	—	2,609
Balance at December 31, 2020	112,528	$364,278	$(290,780)	$73,498

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(17,646)	$(13,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(8,046)	(20,307)
Share-based compensation	4,863	5,551
Depreciation and amortization	152	143
Non-cash lease expense	449	482
Changes in operating assets and liabilities:
Accounts receivable	—	20,420
Contract assets	(2,569)	(7,026)
Prepaid expenses and other current assets	(1,014)	(1,268)
Accounts payable	(99)	3,118
Accrued liabilities	1,363	5,012
Deferred revenue	6,716	2,334
Operating lease liability	(456)	26
Net cash used in operating activities	(16,287)	(5,061)
Cash flows from investing activities:
Purchases of property and equipment	(59)	(700)
Purchases of short-term investments	(173,300)	(215,176)
Proceeds from maturity of short-term investments	144,983	215,208
Net cash used in investing activities	(28,376)	(668)
Cash flows from financing activities:
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(194)	—
Proceeds from exercise of stock options	212	139
Proceeds from issuance of common stock, gross	52,325	3,200
Payment of issuance costs	(3,672)	(64)
Net cash provided by financing activities	48,671	3,275
Net increase (decrease) in cash and cash equivalents	4,008	(2,454)
Cash and cash equivalents at beginning of the period	8,543	12,331
Cash and cash equivalents at end of the period	$12,551	$9,877
Supplemental disclosures:
Income taxes paid	$—	$(8)
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$8,689

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

Liquidity

We have accumulated losses of $345.5 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2021, we had $185.8 million in cash and cash equivalents and short-term investments. We believe that these resources will be sufficient to meet our obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year financial statement presentation of contract assets and cash flows from financing activities. These changes did not impact previously reported net loss, loss per share, stockholders’ equity, total assets or cash flows.

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

We recognized revenue associated with the following license agreements (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
KKC License Agreements	$18,222	$9,090	$31,609	$12,658
Helsinn License Agreement	—	77	—	343
	$18,222	$9,167	$31,609	$13,001
Timing of Revenue Recognition:
Services performed over time	$18,222	$9,167	$31,609	$13,001
	$18,222	$9,167	$31,609	$13,001

The KKC Commercialization Agreement and KKC Japan License Agreement (Note 3) included other distinct performance obligations satisfied over time, and accordingly we recognized $31.6 million and $12.7 million related to our progress toward satisfying those obligations during the six months ended December 31, 2021 and 2020, respectively.

Based on the characteristics of the Helsinn License Agreement (Note 3), we recognized revenue based on the extent of progress towards completion of the performance obligations. The Helsinn License Agreement was terminated in November 2021.

Contract Balances

Contract liabilities are included in “Deferred revenue” and “Deferred revenue long-term”. The following table presents changes in contract assets and contract liabilities accounted for under Topic 606 during the six months ended December 31, 2021 and 2020 (in thousands):

	Six Months Ended December 31,
	2021	2020
Accounts Receivable
Accounts Receivable, beginning of period	$—	$83
Amounts billed	35,757	8,355
Payments received	(35,757)	(8,037)
Accounts Receivable, end of period	$—	$401
Contract assets
Contract assets, beginning of period	$7,582	$2,858
Billable amounts	38,326	15,381
Amounts billed	(35,757)	(8,355)
Contract assets, end of period	$10,151	$9,884
Contract liabilities
Contract liabilities, beginning of period	$22,781	$17,955
Net change	6,716	2,334
Contract liabilities, end of period	$29,497	$20,289

The timing of revenue recognition, invoicing and cash collections results in billed accounts receivable and unbilled receivables (contract assets) and deferred revenue (contract liabilities). We invoice our customers in accordance with agreed-upon contractual terms, typically at periodic intervals or upon achievement of contractual milestones. Invoicing may occur subsequent to revenue recognition, resulting in contract assets. We may receive advance payments from our customers before revenue is recognized, resulting in contract liabilities. The contract assets and liabilities reported on the Condensed Balance Sheet relate to the KKC Commercialization Agreement.

As of December 31, 2021, we had $10.5 million of contract assets related to our remaining performance obligations under the KKC Commercialization Agreement. Our contract assets are comprised of amounts that are billable based on the contractual provisions of the license agreement but not yet billed.

As of December 31, 2021, we had $94.0 million of deferred revenue associated with the KKC Commercialization Agreement, of which $64.5 million relates to the U.S. license which is a unit of account under the scope of Topic 808 and is not a deliverable under Topic 606, and $29.5 million relates to the Ex-U.S. License and development services performance obligations which are under the scope of Topic 606.

Our contract liabilities accounted for under Topic 606 relate to the amount of initial upfront consideration that was allocated to the research and development performance obligations as well as additional cost reimbursements in excess of revenue recognized. Contract liabilities are expected to be recognized over the duration of the performance obligations based on the costs incurred relative to total expected costs. Our contract liabilities may fluctuate due to changes in the total estimated cost of the performance obligations and our expected reimbursement of those costs. For the six months ended December 31, 2021, we recognized revenue of $10.5 million that was included in the contract liabilities balance at June 30, 2021 related to performance obligations under ASC 606.

For the six months ended December 31, 2020, we recognized revenue of $7.9 million that was included in the contract liabilities balance at June 30, 2020 related to performance obligations under ASC 606. To date we have not recognized any amounts related to units of account under Topic 808.

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

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2021, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

There have been no material changes in our unrecognized tax benefits since June 30, 2021, and, as such, the disclosures included in our 2021 Annual Report continue to be relevant for the six months ended December 31, 2021.

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

We measure the following financial instruments at fair value on a recurring basis. The fair values of these financial instruments were as follows (in thousands):

	December 31, 2021			June 30, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant liability	$—	$—	$14,309	$—	$—	$22,355
Total	$—	$—	$14,309	$—	$—	$22,355

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

In May 2018, we issued warrants in connection with our private placement of shares of common stock. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Balance Sheet. We recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our Condensed Statement of Operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the Condensed Statement of Operations for the three and six months ended December 31, 2021 and 2020, respectively.

To calculate the fair value of the warrant liability, the following assumptions were used:

	December 31, 2021	June 30, 2021
Risk-free interest rate	0.5%	0.2%
Expected life (years)	1.4	1.9
Expected volatility	69.1%	88.5%
Dividend yield	0.0%	0.0%
Black-Scholes Fair Value	$0.89	$1.39

The following table sets forth a summary of changes in the estimated fair value of our Level 3 warrant liability for the six months ended December 31, 2021 and 2020 (in thousands):

	Fair Value of Warrants Using Significant Unobservable Inputs (Level 3)
	2021	2020
Balance at July 1,	$22,355	$40,483
Change in estimated fair value of liability classified warrants	(8,046)	(20,307)
Balance at December 31,	$14,309	$20,176

Note 3. License Agreements

KKC License, Development and Commercialization Agreement

In April 2020, we entered into the License, Development and Commercialization Agreement (the “KKC Commercialization Agreement”) with Kyowa Kirin Company (“KKC”). Under the agreement, we granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S. (the "U.S. License"), and an exclusive (subject to certain retained rights to perform obligations under the KKC Commercialization Agreement), sublicensable, payment-bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the United States (the “Ex-U.S.”) (the “Ex-U.S. License”). KKC granted to us a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize zandelisib for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-U.S. under the KKC Commercialization Agreement. KKC paid us an initial payment of $100.0 million. Additionally, we may earn up to approximately $582.5 million in potential development, regulatory and commercialization milestone payments, plus royalties on net sales of zandelisib in the Ex-U.S., which are tiered beginning in the teens. During the six months ended December 31, 2021, we reached two milestones triggering a total of $20.0 million, which was recorded as deferred revenue to be recognized as the performance obligations are met.

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

We determined, at the time of our initial assessment, that the total transaction price of $191.5 million is comprised of the upfront payment of $100.0 million, milestone payments of $20.0 million, estimated development cost-sharing of $66.3 million, and deferred revenue of $5.2 million from the KKC Japan License Agreement. During the six months ended December 31, 2021, we updated our estimate of variable consideration related to development cost sharing to $152.3 million. We increased our estimate primarily as a result of the removal of constraints on transaction price under ASC 606 as a result of higher probability that certain development projects will be undertaken in the future, as well as further visibility into total expected costs for these development estimates. Any variable consideration related to sales-based royalties and commercial milestones related to licenses of intellectual property will be determined when the sale or usage occurs, and is therefore excluded from the transaction price. In addition, we are eligible to receive future development and regulatory milestones upon the achievement of certain criteria; however, these amounts are excluded from variable consideration as the risk of significant revenue reversal will only be resolved depending on future research and development and/or regulatory approval outcomes. We re-evaluate the estimated variable consideration included in the transaction price and any related constraints at the end of each reporting period.

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

We determined that control of the U.S. License and Ex-U.S. License were transferred to KKC during the year ended June 30, 2020, and recognized revenue of $21.0 million related to the Ex-U.S. License. The $64.5 million transaction price allocated to the U.S. License obligation accounted for under Topic 808 is recorded as non-current deferred revenue and will begin to be recognized upon future commercialization as non-ASC 606 revenue. As of December 31, 2021 and 2020, we recorded deferred revenue of $29.5 million and $20.3 million, respectively, for the transaction price allocated to the Development Services performance obligations and are recognizing this revenue based on the proportional performance of these development activities, which we expect to recognize through fiscal year 2026.

Helsinn License Agreement

In August 2016, we entered into an exclusive worldwide license, development, manufacturing and commercialization agreement with Helsinn Healthcare SA, a Swiss pharmaceutical corporation (“Helsinn”) for pracinostat in acute myeloid leukemia (“AML”), myelodysplastic syndrome (“MDS”) and other potential indications (the “Helsinn License Agreement”). The Helsinn License Agreement was terminated in November 2021.

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

Note 5. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and six months ended December 31, 2021 and 2020. Diluted net loss per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

The following table presents the calculation of net loss used to calculate basic loss and diluted loss per share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net loss – basic	$(5,766)	$(11,454)	$(17,646)	$(13,546)
Change in fair value of warrant liability	(5,458)	(7,083)	(8,046)	(20,307)
Net loss – diluted	$(11,224)	$(18,537)	$(25,692)	$(33,853)

Share used in calculating net loss per share was determined as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Weighted average shares used in calculating basic net loss per share	126,725	112,524	115,982	112,480
Effect of potentially dilutive common shares from equity awards and liability-classified warrants	1,435	1,937	2,675	2,229
Weighted average shares used in calculating diluted net loss per share	128,160	114,461	118,657	114,709

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

The following table presents weighted-average potentially dilutive shares that have been excluded from the calculation of net loss per share because of their anti-dilutive effect (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Stock options	20,460	15,128	20,671	15,347
Restricted stock units	229	430	244	430
Total anti-dilutive shares	20,689	15,558	20,915	15,777

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

Presage License Agreement

As discussed in Note 3, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of December 31, 2021, we had not accrued any amounts for potential future payments.

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

Note 7. Leases

We are party to a lease agreement for approximately 32,800 square feet of office space in San Diego, California. We have accounted for the lease as an operating lease. The contractual lease term is from July 2020 through March 2028. The lease contains an option to renew and extend the lease terms. We have not included the lease extension within the ROU asset and lease liability on the balance sheet as it is not reasonably certain to be exercised. The lease includes variable non-lease components (e.g., common area maintenance, maintenance, etc.) that are not included in the ROU asset and lease liability and are reflected as an expense in the period incurred. We do not have any other operating or finance leases. Upon commencement of the lease, we recognized an operating lease ROU asset of $8.7 million and a corresponding operating lease liability of $8.7 million.

The total operating lease costs were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Operating lease cost	$377	$377	$753	$753

Supplemental cash flow information related to our operating leases were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$380	$123	$760	$246
Right-of-use assets obtained in exchange for operating lease obligations:	—	—	—	8,689

The following is a schedule of the future minimum rental payments for our operating lease, reconciled to the lease liability as of December 31, 2021 (in thousands):

December 31, 2021
Remainder of fiscal year ending June 30, 2022	$760
Years ending June 30,
2023	1,565
2024	1,612
2025	1,168
2026	1,710
2027	1,761
Thereafter	1,360
Total lease payments	9,936
Less: Present value discount	(2,094)
Total operating lease liability	$7,842
Balance Sheet Classification – Operating Lease
Operating lease liability	$987
Operating lease liability, long-term	6,855
Total operating lease liability	$7,842
Other Balance Sheet Information – Operating Lease
Weighted average remaining lease term (in years)	6.3
Weighted average discount rate	7.50%

Note 8. Short-Term Investments

As of December 31, 2021, and June 30, 2021, our short-term investments consisted of $173.2 million and $144.9 million, respectively, in U.S. government securities. The short-term investments held as of December 31, 2021 and June 30, 2021 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. As of December 31, 2021, and June 30, 2021, the gross holding gains and losses were immaterial.

Note 9. Stockholders’ Equity

Equity Transactions

Underwritten Registered Offering

In December 2021, we completed an underwritten registered offering of 20,125,000 shares of common stock at a price per share of $2.60. We received net cash proceeds of $48.7 million associated with the offering, after costs of $3.7 million.

Shelf Registration Statement

We have a shelf registration statement that permits us to sell, from time to time, up to $200.0 million of common stock, preferred stock and warrants. The shelf registration was filed and declared effective in May 2020, replacing our prior shelf registration statement that was filed and declared effective in May 2017, and carrying forward approximately $107.5 million of unsold securities registered under the prior shelf registration statement. As of December 31, 2021, there is $123.4 million aggregate value of securities available under the shelf registration statement, including up to $60.0 million remaining available under the 2020 ATM Sales Agreement described below.

At-The-Market Equity Offering

On November 10, 2020, we entered into an At-The-Market Equity Offering Sales Agreement (the “2020 ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $60.0 million of our common stock pursuant to the shelf registration statement. As of December 31, 2021, there is $60.0 million remaining available under the 2020 ATM Sales Agreement.

During the six months ended December 31, 2020, we sold 958,083 shares under a previous ATM agreement for gross proceeds of $3.2 million. We received net cash proceeds of $3.1 million, after costs of $0.1 million.

Warrants

As of December 31, 2021, we have outstanding warrants to purchase 16,058,985 shares of our common stock. The warrants are fully vested, exercisable at a price of $2.54 per share and expire in May 2023. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Balance Sheet. Therefore, we are required to account for the warrants as liabilities and record them at fair value. The warrants were revalued as of December 31, 2021 and June 30, 2021 at $14.3 million and $22.4 million, respectively; the changes in fair value were recorded in our Condensed Statement of Operations.

Note 10. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs. In December 2008, we adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (“Omnibus Plan”), as amended and restated from time-to-time, under which 29,014,794 shares of common stock are authorized for issuance. The Omnibus Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, employees and advisors. As of December 31, 2021, there were 7,748,157 shares available for future grant under the Omnibus Plan.

In May 2021, we adopted the 2021 Inducement Plan ("Inducement Plan"), under which 2,500,000 shares of common stock are authorized for issuance. The Inducement Plan is intended to assist us in attracting and retaining selected individuals to serve as employees who are expected to contribute to our success, by providing an inducement for such individuals to enter into employment with us, and to achieve long-term objectives that will benefit stockholders of the Company. As of December 31, 2021, there were 1,318,000 shares available for future grant under the Inducement Plan.

Total share-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Research and development	$658	$1,160	$1,280	$2,289
General and administrative	1,666	1,449	3,583	3,262
Total share-based compensation	$2,324	$2,609	$4,863	$5,551

Stock Options

Stock option activity for the six months ended December 31, 2021 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	16,668,542	$3.01
Granted	5,573,734	2.93
Exercised	(102,047)	2.09
Forfeited / Cancelled	(1,778,214)	3.13
Outstanding at December 31, 2021	20,362,015	2.98	7.7	$3,439,237
Vested and exercisable at December 31, 2021	10,129,870	2.88	6.4	$3,177,213

The fair value of each stock option granted during the six months ended December 31, 2021 is estimated on the grant date under the fair value method using a Black-Scholes valuation model. Stock options granted to employees during the six months ended December 31, 2021 vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors during the six months ended December 31, 2021 vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Six Months Ended December 31,
	2021	2020
Risk-free interest rate	1.1%	0.4%
Expected life (years)	6.0	6.0
Expected volatility	68.0%	80.8%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$1.78	$2.30

As of December 31, 2021, there was $10.9 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

RSU activity for the six months ended December 31, 2021 was as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Non-vested at June 30, 2021	400,650	$3.49
Vested	(130,000)	$3.49
Forfeited / Cancelled	(46,250)	$3.49
Non-vested at December 31, 2021	224,400	$3.49

Each RSU represents the contingent right to receive one share of our common stock. Under the terms of the Omnibus Plan, each of the RSUs is calculated as 1.25 shares of common stock for purposes of determining the number of shares available for future grant. During the six months ended December 31, 2021, 130,000 RSUs vested. We issued 63,855 shares of common stock to RSU holders; 66,145 shares were surrendered to us by RSU holders as payment for the employee portion of the required withholding of associated payroll taxes. As of December 31, 2021, unrecognized compensation expense related to the unvested portion of our RSUs was approximately $0.2 million and is expected to be recognized over approximately six months.

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

While we continue to enroll and dose patients in our clinical trials, certain of our clinical trials evaluating zandelisib and voruciclib have been delayed due to COVID-19, and our clinical development program timelines may continue to be subject to potential negative impacts from the ongoing pandemic in the U.S. and globally. The extent to which the ongoing pandemic continues to impact our business, including our preclinical studies, chemistry, manufacturing and controls (“CMC”) studies, manufacturing, and clinical trials, will depend on future developments, which are highly uncertain and cannot be predicted with confidence including the fluctuating geographic distribution of the disease, the duration of the pandemic, the development, effectiveness and timing of distribution of treatments and vaccines for COVID-19, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to minimize its economic impact, including vaccination rates and effectiveness. See the section entitled "Results of Operations - Contractual Obligations - COVID-19."

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

Zandelisib (f/k/a ME-401): PI3Kδ Inhibitor in Multiple Trials Intended to Support Marketing Approvals in Relapsed or Refractory Follicular and Marginal Zone Lymphomas

Zandelisib is an oral, once-daily, selective PI3Kδ inhibitor in clinical development for the treatment of B-cell malignancies. In March 2020, the FDA granted zandelisib Fast Track designation for the treatment of adult patients with relapsed or refractory (“r/r”) follicular lymphoma (“FL”) who have received at least two prior systemic therapies. In November 2021 the FDA granted orphan-drug designation to zandelisib for the treatment of follicular lymphoma. In April 2020, we entered into a global license, development and commercialization agreement to further develop and commercialize zandelisib with Kyowa Kirin Co., Ltd. (“KKC”). MEI and KKC will co-develop and co-promote zandelisib in the U.S., with MEI recording all revenue from U.S. sales. KKC has exclusive commercialization rights outside of the U.S.

We are conducting multiple ongoing studies evaluating zandelisib. Our studies include TIDAL, a Phase 2 study evaluating zandelisib as a monotherapy in patients with r/r FL and marginal zone lymphoma (“MZL”) patients who have received at least two prior lines of treatment. Enrollment in the FL cohort of the study is complete. Enrollment of the MZL cohort remains ongoing. In November 2021 TIDAL data was reported for the cohort of patients with FL, including an overall response rate of 70.3% in the primary efficacy population as determined by Independent Review Committee assessment in the primary efficacy population of 91 patients; the complete response rate was 35.2%. It was also reported that zandelisib was generally well tolerated in the TIDAL study; with 9.4 months (range: 0.8-24) median duration of follow-up in the total study population of 121 patients with FL, interim data demonstrated a discontinuation rate due to any drug related adverse event of 9.9%. Patients enrolled in the study continue to be followed for safety as well as duration of response. Subject to final results, data from TIDAL are intended to support submissions for accelerated approval marketing applications with the FDA in r/r FL and MZL patients receiving at least two prior lines of treatment.

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

We are also conducting a multi-arm, open-label, Phase 1b dose finding and expansion trial evaluating zandelisib as a monotherapy and in combination with other therapies in patients with relapsed or refractory B-cell malignancies. Other initiated studies include Phase 1 and Phase 2 studies being conducted by KKC evaluating zandelisib as a monotherapy in patients in Japan with indolent B-cell malignancies pursuant to our agreement with KKC.

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

The molecular structure and pharmacodynamic characteristics of zandelisib are distinct from the FDA approved PI3Kδ inhibitors. Clinical and preclinical data demonstrate that zandelisib’s distinct characteristics include prolonged target binding, preferential cellular accumulation, high volume of distribution throughout the body tissues, and an approximately 28-hour half-life suitable for once daily oral administration. The properties of zandelisib support the evaluation of an innovative dosing regimen, known as Intermittent Dosing Therapy (“IDT”). The IDT consists of daily dosing only in the first seven days of each 28-day dosing cycle. The unique zandelisib IDT is hypothesized to allow for the recovery of regulatory T cells, which in turn may lead to fewer and/or less severe immune-related adverse events. This may provide long-term disease control through maintenance therapy, without the need for dose reductions or premature discontinuations. Clinical evaluation of the IDT to date has demonstrated the potential to maintain clinical benefit while minimizing immune-related toxicities common to other PI3Kδ agents, either as a monotherapy or in combination with other therapies.

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

Under the terms of the KKC Commercialization Agreement, KKC paid us an initial payment of $100 million. We may also earn up to approximately $582.5 million in potential development, regulatory and commercialization milestone payments, plus royalties on net sales of zandelisib in the Ex-U.S., which are tiered beginning in the teens. During the six months ended December 31, 2021, two $10 million milestones were earned in connection with the initiation of the Phase 3 COASTAL study.

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

In addition to other planned clinical studies sponsored by us, such as initiation of a Phase 2 study evaluating zandelisib in combination with venetoclax plus rituximab in patients with chronic lymphocytic leukemia ("CLL") in the first half of calendar year 2022, we also plan to support select investigator-initiated studies, including one being conducted at the Cleveland Clinic evaluating zandelisib combined with standard of care in patients with newly diagnosed diffuse large B-cell lymphoma (“DLBCL”).

All ongoing studies, as well as planned studies, utilize zandelisib’s unique IDT intended to optimize zandelisib’s therapeutic profile and also support its potential as a backbone for combination approaches with other modalities in the treatment of B-cell malignances.

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

TIDAL: A Phase 2 Trial Intended to Support Accelerated Approval of Marketing Applications

TIDAL is a global Phase 2 trial evaluating zandelisib as a monotherapy across two study cohorts: the first study cohort for the treatment of adults with r/r FL and the second study cohort for r/r MZL, in both cases after failure of at least two prior systemic therapies including chemotherapy and an anti-CD20 antibody. Subject to the results and discussions with the FDA, data from each study cohort are intended to be submitted to the FDA to support marketing applications for accelerated approval. The study is evaluating zandelisib administered once daily at 60 mg for two 28-day cycles and then on an intermittent schedule of once daily dosing for the first seven days of each subsequent 28-day cycle (i.e., IS). The primary efficacy endpoint is the rate of objective responses to therapy and other endpoints include duration of response and tolerability of zandelisib. The primary efficacy population sample size for r/r FL is 91 patients and the primary efficacy population sample size for r/r MZL is 64 patients. Total study enrollment in the FL cohort is 121 patients administered zandelisib on the IDT after 2 cycles (56 days) of daily dosing to provide additional safety data for the registration application. Enrollment of the FL cohort of the TIDAL study is complete.

In November 2021 we reported data from the Phase 2 TIDAL study demonstrating a 70.3% objective response rate ("ORR") as determined by Independent Review Committee assessment after a minimum follow-up of six months in the primary efficacy population (n=91); 35.2% of patients achieved a complete response. The reported ORR represents the primary endpoint of the TIDAL study. As of the data cutoff date, the data were insufficiently mature to accurately estimate duration of response ("DOR"). However, with a median follow-up time for response of 8.4 months, the median DOR had not been reached. The data cutoff date is approximately 6 months after the last patient in the primary efficacy population received their first dose of zandelisib. In the FL cohort of TIDAL, zandelisib demonstrated a tolerability profile consistent with the Phase IB study. With 9.4 months (range: 0.8-24) median duration of follow-up in the total study population (n=121), interim data demonstrated a discontinuation rate due to any drug related adverse event of 9.9%. Patients enrolled in the study will continue to be followed for safety and DOR.

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

Impact of COVID-19 on the TIDAL and COASTAL Studies

The extent to which the COVID-19 pandemic will impact the progress of the zandelisib development program, including the enrollment and completion of the COASTAL and TIDAL studies, is subject to future developments, which are highly uncertain and cannot be predicted with confidence. Currently, we believe that the integrity of the program and individual studies remains intact; however, the pandemic did have a negative impact on the rate of enrollment in the TIDAL study. Enrollment in the FL cohort of the TIDAL study was completed in August 2021, and data was reported in November 2021; enrollment in the MZL cohort is ongoing. The COASTAL study was initiated in 2021, with the first patient enrolled in July 2021. There is a potential that the COVID-19 pandemic could have a negative impact on the execution of the COASTAL study but that is unclear at this time because of the continuing nature of the pandemic and because all planned clinical trial sites are not yet active. We will continue to closely monitor for potential negative impacts on the development program related to the ongoing COVID-19 pandemic. We will also continue efforts to be proactive in managing the impact from the pandemic, including various actions to communicate with sites and investigators, and making accommodations to patients consistent with FDA guidance and guidance from other regulatory authorities, as we may deem appropriate.

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

In a peer reviewed manuscript published in 2020 by Luedtke et al, it was reported that the inhibition of CDK9 by voruciclib synergistically enhances cell death induced by the Bcl-2 selective inhibitor venetoclax in preclinical models of AML. The data demonstrated that voruciclib synergizes with venetoclax to induce apoptosis in both AML cell lines and primary patient samples. It was also demonstrated that voruciclib downregulates MCL1, which is relevant for the synergy between voruciclib and venetoclax, and further that voruciclib also downregulates MYC, which also contributes to the synergies with venetoclax.

The research presented suggests that voruciclib is an attractive therapeutic target for treating cancers in combination with venetoclax or other BCL-2 inhibitors, and is supportive of our ongoing clinical evaluation of voruciclib in B-cell malignancies and AML.

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

As reported at the American Society of Hematology 2021 annual meeting in a poster presentation, data to date from the Phase 1b study evaluating voruciclib as a monotherapy on an optimized schedule of 14 consecutive days in a 28-day cycle was well tolerated. No dose limiting toxicities were observed and no significant myelosuppression was seen in patients with B-cell malignancies, suggesting a lower likelihood of additive toxicities in combination with venetoclax. Disease stabilization was observed in heavily pretreated patients and differentiation syndrome was observed in AML patients, which is indicative of biologic activity. A protocol amendment is planned to evaluate voruciclib in combination with venetoclax in patients with relapsed AML.

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

We are exploring opportunities to clinically evaluate voruciclib in solid tumors where MYC may play an important role in tumor growth. We also plan to initiate a Phase 1b study evaluating voruciclib in combination with venetoclax in patients with AML by mid calendar year 2022.

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

Results from our earlier, first-in-human, single-agent Phase 1 clinical trial of ME-344 in patients with refractory solid tumors were published in the April 1, 2015 issue of Cancer. The results indicated that eight of 21 evaluable patients (38%) treated with ME-344 achieved stable disease or better, including five who experienced progression-free survival that was at least twice the duration of their last prior treatment before entry into the trial. In addition, one of these patients, a heavily pre-treated patient with small cell lung cancer, achieved a confirmed partial response and remained on study for two years. ME-344 was generally well tolerated at doses equal to or less than 10 mg/kg delivered on a weekly schedule for extended durations. Treatment-related adverse events included nausea, dizziness and fatigue. Dose-limiting toxicities were observed at both the 15 mg/kg and 20 mg/kg dose levels, consisting primarily of grade 3 peripheral neuropathy. We are planning to advance ME-344 in combination with the anti-angiogenic antibody bevacizumab in a Phase 1b study evaluating patients with relapsed colorectal cancer in mid calendar year 2022.

Results of Operations

Comparison of three months ended December 31, 2021 and 2020

We had a loss from operations of $11.2 million for the three months ended December 31, 2021 compared to a loss from operations of $19.2 million for the three months ended December 31, 2020.

Revenue: We recognized revenue of $18.2 million for the three months ended December 31, 2021 compared to $9.2 million for the three months ended December 31, 2020. Revenue increased as a result of increased research and development activity related to zandelisib and the partial satisfaction of our research and development obligations under our license agreement with KKC.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Three Months Ended December 31,
Research and development expenses	2021	2020
Zandelisib	$14,620	$16,519
Voruciclib	1,545	737
ME-344	1,144	156
Other	4,222	4,812
Total research and development expenses	$21,531	$22,224

Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations “CROs”), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $21.5 million for the three months ended December 31, 2021 compared to $22.2 million for the three months ended December 31, 2020. Costs related to zandelisib decreased primarily as a result of higher start-up costs for the COASTAL study during the prior period and decreased costs related to the TIDAL study. Costs related to voruciclib increased for the three months ended December 31, 2021 compared with the three months ended December 31, 2020, due to increased drug manufacturing costs. Costs related to ME-344 increased for the three months ended December 31, 2021 compared with the three months ended December 31, 2020, due to increased drug manufacturing costs and start-up costs for the Phase 2 study.

General and Administrative: The following is a summary of our general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Three Months Ended December 31,
General and administrative expenses	2021	2020
General and administrative	$6,810	$5,191
Commercial	1,116	459
Total general and administrative expenses	$7,926	$5,650

General and administrative expenses increased by $2.3 million to $7.9 million for the three months ended December 31, 2021 compared to $5.7 million for the three months ended December 31, 2020. The increase is primarily due to increased personnel costs ($1.0 million), external professional services and legal costs ($0.7 million), share-based compensation ($0.2 million), and corporate overhead costs ($0.3 million) to support our commercial launch of zandelisib.

Other income or expense: We recorded a non-cash gain of $5.5 million during the three months ended December 31, 2021 due to a change in the fair value of our warrant liability. The change in the warrant liability is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $11,000 for the three months ended December 31, 2021 compared to $0.2 million for the three months ended December 31, 2020. The decrease was primarily due to lower yields during the three months ended December 31, 2021 compared to the three months ended December 31, 2020.

Comparison of six months ended December 31, 2021 and 2020

We had a loss from operations of $25.7 million for the six months ended December 31, 2021 compared to a loss from operations of $34.8 million for the six months ended December 31, 2020.

Revenue: We recognized revenue of $31.6 million for the six months ended December 31, 2021 compared to $13.0 million for the six months ended December 31, 2020. Revenue increased as a result of increased research and development activity related to zandelisib and the partial satisfaction of our research and development obligations under our license agreement with KKC.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Six Months Ended December 31,
Research and development expenses	2021	2020
Zandelisib	$27,012	$24,515
Voruciclib	2,586	1,521
ME-344	1,784	221
Other	10,102	8,963
Total research and development expenses	$41,484	$35,220

Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations “CROs”), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $41.5 million for the six months ended December 31, 2021 compared to $35.2 million for the six months ended December 31, 2020. Costs related to zandelisib increased for the six months ended December 31, 2021 primarily due to an increase in drug manufacturing costs ($2.8 million). Costs related to voruciclib increased for the six months ended December 31, 2021 compared with the six months ended December 31, 2020, due to increased drug manufacturing costs. Costs related to ME-344 increased for the six months ended December 31, 2021 compared with the six months ended December 31, 2020, due to increased drug manufacturing costs and start-up costs for the Phase 2 study. Other research and development costs increased for the six months ended December 31, 2021 due to higher levels of personnel costs ($1.2 million) associated with increased headcount to support our clinical activities.

General and Administrative: The following is a summary of our general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Six Months Ended December 31,
General and administrative expenses	2021	2020
General and administrative	$13,452	$10,944
Commercial	2,383	621
Total general and administrative expenses	$15,835	$11,565

General and administrative expenses increased by $4.3 million to $15.8 million for the six months ended December 31, 2021 compared to $11.6 million for the six months ended December 31, 2020. The increase is primarily due to increased personnel costs ($2.0 million), external professional services and legal costs ($1.5 million), share-based compensation ($0.3 million), and corporate overhead costs ($0.5 million) to support our preparation for commercial launch of zandelisib.

Other income or expense: We recorded a non-cash gain of $8.0 million during the six months ended December 31, 2021 due to a change in the fair value of our warrant liability. Additionally, we received interest and dividend income of $18,000 for the six months ended December 31, 2021 compared to $0.4 million for the six months ended December 31, 2020. The decrease was primarily due to lower yields during the six months ended December 31, 2021 compared to the six months ended December 31, 2020.

Liquidity and Capital Resources

We have accumulated losses of $345.5 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2021, we had $185.8 million in cash and cash equivalents, and short-term investments. We believe that these resources will be sufficient to fund our operations for at least 12 months from the issuance of this Quarterly Report. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Sources and Uses of Our Cash

Net cash used in operating activities for the six months ended December 31, 2021 was $16.3 million. Net cash used in operating activities for the six months ended December 31, 2020 was $5.1 million. The increase in cash used in operating activities year over year reflects increased development activities and changes in working capital.

Net cash used in investing activities for the six months ended December 31, 2021 was $28.4 million compared to $0.7 million used in investing activities for the six months ended December 31, 2020. The change was primarily due to increased purchases of short-term investments in 2021, net of maturities.

Net cash provided by financing activities during the six months ended December 31, 2021 was $48.7 million compared with $3.3 million provided by financing activities during the six months ended December 31, 2020. Cash raised during the six months ended December 31, 2021 reflected $48.7 million of net proceeds from the issuance of common stock. Cash raised during the six months ended December 31, 2020 reflected $3.1 million of net proceeds from the issuance of common stock.

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

We have leased approximately 32,800 square feet of office space in San Diego, California. The contractual lease term is from July 2020 through March 2028. The average annual lease payment over the remaining term of the lease is $1.6 million, plus a pro rata share of certain building expenses. Our total contractual obligation over the remaining term of the lease is $9.9 million.

Presage License Agreement

In September 2017, we entered into the Presage License Agreement. Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage $2.9 million. With respect to the first indication, an incremental $2.0 million payment, due upon dosing the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees. As of December 31, 2021, we had not accrued any amounts for potential future payments.

COVID-19

As a result of the ongoing and rapidly evolving COVID-19 pandemic, various public health orders and guidance measures have been implemented across much of the United States, and across the globe, including in the locations of our office, clinical trial sites, key vendors and partners. Despite the relaxation of many governmental orders earlier this year, COVID-19 still impacts the normal conduct of business. In addition, although the FDA authorized vaccines for the treatment of COVID-19, and although a significant portion of the U.S. population has been vaccinated, the vaccination rate of the population and the effectiveness of the vaccines, particularly with respect to the COVID-19 Delta and Omicron variants, as well as other variants, continues to create uncertainty. Furthermore, the COVID-19 virus may continue to mutate into different strains, which could be more contagious or severe or for which current vaccines and treatments are not effective or available.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit Index

Exhibits
3.1

Fourth Amended and Restated By-Laws of MEI Pharma, Inc., effective as of December 16, 2021, (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2021 (File No 000-50484)).

10.1

Transition and Retirement Agreement between Brian G. Drazba and MEI Pharma, Inc., dated as of December 21, 2021. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2021 (File No. 000-50484)).

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

Date: February 10, 2022