Form 10-K/A
period 2021-06-30
MEI Pharma, Inc.
filed 2022-05-23
CIK 1262104

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $300.8 million as of December 31, 2020, based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Capital Market on such date. For purposes of this calculation, shares of the registrant’s common stock held by directors and executive officers have been excluded. This number is provided only for purposes of this Amended Annual Report on Form 10-K/A and does not represent an admission that any particular person or entity is an affiliate of the registrant.

As of August 31, 2021, there were 112,678,498 shares of the registrant’s common stock, par value $0.00000002 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Amended Annual Report on Form 10-K/A is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held in December 2021, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended June 30, 2021.

EXPLANATORY NOTE

MEI Pharma, Inc. (the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the Securities and Exchange Commission (the "SEC") on September 2, 2021 (the "Original Form 10-K"), as set forth in this Amendment No. 1 on Form 10-K/A (the "Form 10-K/A" or "Amended Annual Report"), to restate its financial statements as of and for the fiscal year ended June 30, 2021. The Company is also restating the financial statements as of and for the fiscal year ended June 30, 2020 in the accompanying financial statements and related disclosures included in this Form 10-K/A, including describing the restatement and its impact on previously reported amounts.

In May 2022, the Company determined that it made certain errors in the manner in which it recognized revenue from its License, Development and Commercialization Agreement with Kyowa Kirin Company (the “KKC Commercialization Agreement”) with the result that revenue was overstated in some quarters and understated in other quarters in the Company's financial statements for the fiscal years ended June 30, 2021 and 2020. The errors relate to the appropriate timing and amounts of revenue recognized over time under the cost-to-cost method associated with the KKC Commercialization Agreement. The errors did not have any effect on the Company's previously reported operating expenses, or cash and short-term investments.

Specifically, the Company determined the transaction price related to the KKC Commercialization Agreement and allocated the transaction price to various performance obligations, including development services. The Company is primarily responsible for conducting the development of zandelisib and is incurring the costs of development. The KKC Commercialization Agreement provides that both KKC and the Company share the development expenses. Consistent with Generally Accepted Accounting Principles, the Company developed a revenue recognition model which treated the expense reimbursements it would receive for future development expenses as variable consideration and applied a constraint on the amount of variable consideration expected to be received to exclude reimbursements beyond a rolling 30-month time period due to the uncertainties inherent in clinical research. The estimated variable consideration was recognized as revenue based on the proportional performance of the development services. As disclosed in the Company’s previously filed financial statements, the Company has updated this model each quarter since the year ended June 30, 2020 to reflect changes in the estimated future development cost reimbursement amounts and other matters and has recognized revenue from development services based on the proportional performance of the development activities. Under the KKC Commercialization Agreement, however, expense reimbursements received from KKC are not subject to refund. The Company’s revenue recognition model thus had the unintended effect of inappropriately deferring a portion of the cost-sharing reimbursement revenue to future periods. The Company’s revenue recognition model inappropriately understated revenues for the quarters ended September 30, 2020, December 30, 2020 and March 31, 2021. The revenue recognition model inappropriately overstated revenues for the quarters ended June 30, 2021, September 30, 2021 and December 31, 2021. The Company is restating its affected historical financial statements to correct this error.

In connection with the restatement, the Company has also corrected the amount of cumulative catch-up adjustment recorded as a result of the termination of the KKC Japan License agreement and the execution of the KKC Commercialization Agreement, as well as other errors associated with the KKC Commercialization Agreement that it determined to be immaterial, both individually and in the aggregate, to the financial statements for the fiscal years ended June 30, 2021 and 2020. A summary of the accounting impacts of these adjustments to the Company's financial statements as of and for the fiscal years ended June 30, 2021 and 2020 is provided in Note 1 "Restatement of Previously Issued Financial Statements," of the Notes to Financial Statements of this Form 10-K/A. The effect of these errors was an understatement of revenue of $9.3 million for the year ended June 30, 2021 and an overstatement of revenue of $1.2 million for the year ended June 30, 2020.

This Amended Annual Report also amends and restates the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and other disclosures made in the Original Form 10-K, as appropriate, to reflect the restatement of the relevant periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company is also including with this Amended Annual Report currently dated certifications of the Company's Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2, and 32.1).

As a result of the restatement, the Company has concluded there was a material weakness in its internal control over financial reporting as of June 30, 2021, and its disclosure controls and procedures were not effective. See additional discussion included in Part II, Item 9A of this Amended Annual Report.

Except as discussed above and as further described in Note 1, Note 1A, Note 2, and Note 13 in the Notes to Financial Statements, the Company has not modified or updated disclosures presented in this Amended Annual Report. Accordingly, the Amended Annual Report does not reflect events occurring after the Original Form 10-K ori modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Form 10-K.

The Company has amended its previously filed Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the periods affected by the restatement. Other financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amended Annual Report and in the amendments to our Quarterly Reports on Form 10-Q for the periods ended September 30, 2021 and December 31, 2021 filed on the date hereof, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 1 of the Notes to Financial Statements included herein.

MEI PHARMA, INC.

Forward-Looking Statements

This Amended Annual Report, includes forward-looking statements, which involve a number of risks and uncertainties. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “predict,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. Discussions containing these forward-looking statements may be found, among other places, in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Amended Annual Report. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Amended Annual Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Amended Annual Report was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, those discussed in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Amended Annual Report. Other sections of this report and our other filings with the SEC may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. There is substantial uncertainty regarding the impact of the COVID-19 outbreak (as defined below) on our business, industry, global economic conditions and government policy. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to update publicly or revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Amended Annual Report or documents incorporated by reference herein that include forward-looking statements.

Unless the context requires otherwise, references in this Amended Annual Report to “MEI Pharma,” “we,” “us” and “our” refer to MEI Pharma, Inc.

MEI Pharma, Inc. and our corporate logo are registered service marks of MEI Pharma. Any other brand names or trademarks appearing in this Amended Annual Report are the property of their respective holders.

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

Item 1A. Risk Factors

Investment in our securities involves a high degree of risk. You should consider carefully the risks described below, together with other information in this Amended Annual Report and other public filings, before making investment decisions regarding our securities. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

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
•
We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2021, as a result of the restatement of our financial statements as of and for the years ended June 30, 2021 and 2020. Relevant unaudited interim financial information for each of the quarterly periods ended September 30, 2020 through December 31, 2021 will also be restated. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our periodic reporting obligations.
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

You should consider our prospects in light of the risks and difficulties frequently encountered by clinical research stage and developmental companies. We have incurred net losses of $319.7 million from our inception through June 30, 2021, including a net loss of $59.4 million for the year ended June 30, 2021 (excluding $18.1 million of non-cash gain resulting from a change in fair value of our warrant liability), a net loss of $24.3 million for the year ended June 30, 2020 (excluding $22.9 million of non-cash expense resulting from a change in fair value of our warrant liability), and a net loss of $44.5 million for the year ended June 30, 2019 (excluding $27.6 million of non-cash income resulting from a change in the fair value of our warrant liability). We anticipate that we will incur operating losses and negative operating cash flow for the foreseeable future. We have not yet commercialized any drug candidates and cannot be sure that we will ever be able to do so, or that we may ever become profitable.

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

Collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner, or at all. If any collaborations we might enter into do not result in the successful development and commercialization of drug candidates or if one of our collaborators subsequently terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under the agreements, our development of our drug candidates could be delayed, and we may need additional resources to develop our drug candidates and our product platform. All of the risks relating to product development, regulatory approval and commercialization described in this Amended Annual Report also apply to the activities of our collaborators. Moreover, should our collaborators not comply with the applicable regulatory or legal requirements, we and/or they, may be subject to regulatory enforcement action.

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

We currently hold an FDA Fast Track Designation for zandelisib for the treatment of adult patients with relapsed or refractory follicular lymphoma who have received at least two prior systemic therapies. Previously, in August 2016, the FDA granted Breakthrough Therapy Designation to pracinostat for the treatment of AML. However, in July 2020, we announced the discontinuation of the Phase 3 clinical trial of pracinostat, conducted by Helsinn, for the treatment of AML. The FDA also withdrew the pracinostat breakthrough designation. As described in the Government Regulation section of this Amended Annual Report, there are a number of FDA programs that are intended to speed the development of drugs that are intended to treat serious diseases and conditions when there is an unmet need, including Fast Track and Break Through Therapy Designation. Receipt of such designations is within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for a designation, the FDA may disagree. If we receive any designation, the potential reduced timelines associated with designation may introduce significant chemistry, manufacturing and controls challenges for product development as manufacturing development may need to take place at a faster pace than would otherwise be required because the FDA will expect that properly qualified and manufactured product be available at the time of product approval. In any event, the receipt of a designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even after granting a designation, the FDA may later decide that such product candidates no longer meet the conditions for qualification and rescind such designations.

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

We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2021, as a result of the restatement of our financial statements as of and for the years ended June 30, 2021 and 2020. Relevant unaudited interim financial information for each of the quarterly periods ended September 30, 2020 through December 31, 2021 will also be restated. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In Management's Report on Internal Control over Financial Reporting included in our Original Form 10-K for the year ended June 30, 2021, our management previously concluded that we maintained effective internal control over financial reporting as of June 30, 2021. Our management subsequently concluded that a material weakness existed and our internal control over financial reporting was not effective as of June 30, 2021.

In May 2022, we determined that we made certain errors in the manner in which we recognized revenue from our License, Development and Commercialization Agreement with Kyowa Kirin Company (the “KKC Commercialization Agreement”) with the result that revenue was overstated in some quarters and understated in other quarters in our financial statements during 2020 and 2021. The errors relate to the appropriate timing and amounts of revenue recognized over time under the cost-to-cost method associated with the KKC Commercialization Agreement.

As a result, we determined that there were material errors in the financial statements that required a restatement of the June 30, 2021 and 2020 financial statements included in the Original Form 10-K for the year ended June 30, 2021 and our Forms 10-Q for the quarterly periods ended September 30, 2020 through December 31, 2021. This was due to the inadequate design and implementation of controls to evaluate and monitor the accounting for revenue recognition related to license agreements.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness. The remediation plan includes enhancement of our existing contract review control for license agreements to confirm appropriate understanding of the terms as well as implementation of a new control designed to evaluate and monitor, at inception and on a quarterly basis, the estimated consideration to be received under license agreements for purposes of revenue recognition, and enhanced detailed review of our revenue recognition models.

If we are not able to comply with the requirements of the Sarbanes-Oxley Act or if we are unable to maintain effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements or guarantee that information required to be disclosed by us in the reports that we file with the SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Any failure of our internal control over financial reporting or disclosure controls and procedures could cause our investors to lose confidence in our publicly reported information, cause the market price of our stock to decline, expose us to sanctions or investigations by the SEC or other regulatory authorities, or impact our results of operations.

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

For a discussion of outstanding warrants and other securities exercisable for or convertible into shares of our common stock, see Notes 8 and 9 under Item 8 in this Amended Annual Report.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” included below in this Amended Annual Report. Operating results are not necessarily indicative of results that may occur in future periods.

This discussion and analysis contains forward-looking statements that involve a number of risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in the forward-looking statements as a result of many factors including, but not limited to, those set forth under “Cautionary Statement About Forward-Looking Statements” and “Risk Factors” in Item 1A. included above in this Amended Annual Report. All forward-looking statements included in this Amended Annual Report are based on the information available to us as of the time we file this Amended Annual Report, and except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.

The following information has been adjusted to reflect the restatement of our financial statements as described in the Explanatory Note at the beginning of this Amended Annual Report and in Note 1, "Restatement of Previously Issued Financial Statements," in Notes to Financial Statements of this Amended Annual Report.

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

Recent Developments

For a more complete discussion of our business, see the section of this Amended Annual Report “Item 1- Business” above.

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

Revenue Recognition

Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers (“Topic 606”)

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

In the case of a license that is a distinct performance obligation, we recognize revenue allocated to the license from non-refundable, up-front fees at the point in time when the license is transferred to the licensee and the licensee can use and benefit from the license. For licenses that are bundled with other distinct or combined obligations, we use judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. If the performance obligation is satisfied over time, we evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. From time to time, we perform additional services for KKC at their request, the costs of which are fully reimbursed to us. We record the reimbursement for such pass through services as revenue at 100% of reimbursed costs as control of the additional services for KKC is transferred at the time we incur such costs. The costs we incur for these additional services are incurred solely for the benefit of KKC and have no alternative use to us.

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

We recognized revenue associated with the following license agreements (in thousands):

	Years Ended June 30,
	2021	2020
	(As Restated)	(As Restated)	2019
License Agreement:
KKC Agreements	$34,356	$26,386	$2,557
Helsinn License Agreement	440	1,370	2,358
	$34,796	$27,756	$4,915
Timing of Revenue Recognition:
Services performed over time	$31,302	$6,768	$4,036
Pass through services at a point in time	3,494	—	—
License transferred at a point in time	—	20,988	879
	$34,796	$27,756	$4,915

The KKC Commercialization Agreement and KKC Japan License Agreement (Note 2) included other distinct performance obligations satisfied over time, and accordingly we recognized $34.4 million, $26.4 million and $2.6 million related to our progress toward satisfying those obligations during the years ended June 30, 2021, 2020 and 2019, respectively.

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

Contract Balances

Receivables are included in our balance sheet in “Prepaid expenses and other current assets”, and contract liabilities are included in “Deferred revenue” and “Deferred revenue, long-term”. The following table presents changes in receivables, unbilled receivables, and contract liabilities accounted for under Topic 606 during the years ended June 30, 2021 and 2020 (in thousands).:

	Years Ended June 30,
	2021	2020
	(As Restated)	(As Restated)
Accounts receivable
Accounts receivable, beginning of year	$83	$—
Amounts billed	25,682	1,292
Payments received	(25,765)	(1,209)
Accounts receivable, end of year	$—	$83
Unbilled receivables
Unbilled receivables, beginning of year	$2,858	$511
Billable amounts	30,406	3,639
Amounts billed	(25,682)	(1,292)
Unbilled receivables, end of year	$7,582	$2,858
Contract liabilities
Contract liabilities, beginning of year	$19,108	$7,774
Revenue recognized	(4,798)	(25,234)
Payments received	367	36,568
Contract liabilities, end of year	$14,677	$19,108

The timing of revenue recognition, invoicing and cash collections results in billed accounts receivable and unbilled receivables, and deferred revenue (contract liabilities). We invoice our customers in accordance with agreed-upon contractual terms, typically at periodic intervals or upon achievement of contractual milestones. Invoicing may occur subsequent to revenue recognition, resulting in contract assets. We may receive advance payments from our customers before revenue is recognized, resulting in contract liabilities. The unbilled receivables and contract liabilities reported on the Balance Sheets relate to the KKC Commercialization Agreement, the KKC Japan License Agreement and Helsinn License Agreement.

As of June 30, 2021, we had $7.6 million of unbilled receivables related to our remaining performance obligations under the KKC Commercialization Agreement and no unbilled receivables related to the Helsinn License Agreement, as the remaining performance obligations have been completed. Our unbilled receivables are comprised of amounts that are billable based on the contractual provisions of the license agreement but not yet billed.

As of June 30, 2021, we had $79.2 million of deferred revenue associated with the KKC Commercialization Agreement, of which $64.5 million relates to the U.S. license which is a unit of account under the scope of Topic 808 and is not a deliverable under Topic 606, and $14.7 million relates to the development services performance obligations which are under the scope of Topic 606.

Our contract liabilities accounted for under Topic 606 relate to the amount of initial upfront consideration that was allocated to the development services performance obligations. Contract liabilities are recognized over the duration of the performance obligations based on the costs incurred relative to total expected costs.

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

Results of Operations

The following information has been adjusted to reflect the restatement of our financial statements as described in the Explanatory Note at the beginning of this Amended Annual Report and in Note 1, Restatement of Previously Issued Financial Statements, in the Notes to Financial Statements of this Amended Annual Report.

Comparison of Years Ended June 30, 2021 and 2020

We had a loss from operations of $60.4 million for the year ended June 30, 2021 compared to a loss from operations of $25.7 million for the year ended June 30, 2020.

Revenue: We recognized revenue of $34.8 million for the year ended June 30, 2021 compared to $27.8 million for the year ended June 30, 2020. Revenue increased primarily due to our license agreement with KKC. Revenue related to the license agreement with KKC was $34.4 million for the year ended June 30, 2021 compared to $26.4 million for the year ended June 30, 2020. The increase in revenue was primarily due to an increase in reimbursement of expenses from KKC for the year ended June 30, 2021 ($27.5 million), offset by the transfer of the Ex-U.S. License ($21.0 million) for the year ended June 30, 2020. Revenue also includes recognition of fees allocated to performance obligations in accordance with the Helsinn License Agreement. Revenue related the Helsinn License Agreement was $0.4 million for the year ended June 30, 2021 compared to $1.4 million for the year ended June 30, 2020 due to decreased costs related to the POC study. As of June 30, 2021, our performance obligations related to the Helsinn License Agreement have been met and no future revenue or cost of revenue will be recognized.

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

New Accounting Pronouncements

See Note 1 to the Financial Statements included in Item 8 of this Amended Annual Report.

Off-Balance Sheet Arrangements

We do not currently have any off-balance-sheet arrangements.

Liquidity and Capital Resources

We have accumulated losses of $319.7 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2021, we had $153.4 million in cash and cash equivalents, and short-term investments. We believe that these resources will be sufficient to fund our operations for at least 12 months from the issuance of this Amended Annual Report. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Restatement to Correct 2021 and 2020 Errors

As discussed in Note 1 to the financial statements, the Company's 2021 and 2020 financial statements have been restated to correct errors.

Change in Accounting Method Related to Leases

As discussed in Note 1A to the financial statements, the Company has changed its method of accounting for leases during the year ended June 30, 2020 due to the adoption of Accounting Standards Codification Topic 842: “Leases”.

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

Assessment of accrued pre-clinical and clinical trial expenses

As described in Note 7 of the financial statements as of June 30, 2021, the Company had accrued $4.0 million for pre-clinical and clinical trial expenses. As described in Note 1A of the financial statements, research and development costs are expensed as incurred and include costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials. Clinical trial costs, including costs associated with third-party contractors, are a significant component of research and development expenses. The Company expenses research and development costs based on work performed. In determining the amount of accrued pre-clinical and clinical trial expenses, management relies on estimates of total costs based on contract components completed, the enrollment of subjects, the completion of trials, and other events.

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

Cost estimates for KKC licensing agreement

As described in Note 1A of the financial statements, the Company recognizes revenue when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration to which they expect to be entitled to in exchange for those goods or services. For performance obligations that are satisfied over time, including certain research and development activities, the Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The Company uses the cost-to-cost measure of progress whereby progress is measured based on the ratio of costs incurred to date compared to the total estimated costs. The Company uses judgment to estimate the total cost expected to complete the research and development performance obligations.

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

San Diego, California

September 2, 2021, except for the effects of the restatement disclosed in Note 1, Revenue Recognition and Net Loss Per Share paragraphs of Note 1A, Note 2 and Note 13 which is dated May 23, 2022

MEI PHARMA, INC.

BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,
	2021	2020
	(As Restated)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$8,543	$12,331
Short-term investments	144,883	170,299
Total cash, cash equivalents and short-term investments	153,426	182,630
Receivable for foreign tax withholding	—	20,420
Unbilled receivables	7,582	2,858
Prepaid expenses and other current assets	3,809	2,736
Total current assets	164,817	208,644
Operating lease right-of-use asset	7,774	—
Property and equipment, net	1,507	1,084
Total assets	$174,098	$209,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,355	$2,437
Accrued liabilities	8,402	6,090
Deferred revenue	4,526	5,229
Operating lease liability	928	—
Total current liabilities	20,211	13,756
Deferred revenue, long-term	74,696	78,428
Operating lease liability, long-term	7,370	—
Warrant liability	22,355	40,483
Total liabilities	124,632	132,667
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 112,615 and 111,514 shares issued and outstanding at June 30, 2021 and 2020, respectively.	—	—
Additional paid-in-capital	369,171	355,452
Accumulated deficit	(319,705)	(278,391)
Total stockholders’ equity	49,466	77,061
Total liabilities and stockholders’ equity	$174,098	$209,728

See accompanying notes to financial statements.

MEI PHARMA, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended June 30,
	2021	2020
	(As Restated)	(As Restated)	2019
Revenue	$34,796	$27,756	$4,915
Operating expenses:
Cost of revenue	1,408	2,671	4,263
Research and development	69,398	34,065	32,300
General and administrative	24,414	16,717	14,597
Total operating expenses	95,220	53,453	51,160
Loss from operations	(60,424)	(25,697)	(46,245)
Other income (expense):
Change in fair value of warrant liability	18,122	(22,870)	27,632
Interest and dividend income	510	1,395	1,795
Other income	486	—	—
Income tax expense	(8)	(1)	(1)
Net loss	$(41,314)	$(47,173)	$(16,819)
Net loss:
Basic	$(41,314)	$(47,173)	$(16,819)
Diluted	$(68,708)	$(47,173)	$(54,613)
Net loss per share:
Basic	$(0.37)	$(0.52)	$(0.24)
Diluted	$(0.60)	$(0.52)	$(0.75)
Shares used in computing net loss per share:
Basic	112,527	91,080	71,139
Diluted	114,481	91,080	72,385

See accompanying notes to financial statements.

MEI PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Shares	Additional paid in capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2018	70,406	$264,858	$(214,399)	$50,459
Net loss	—	—	(16,819)	(16,819)
Issuance of common stock, net	2,215	5,444	—	5,444
Exercise of warrants	440	2,186	—	2,186
Issuance of common stock for vested restricted stock units	246	(324)	—	(324)
Exercise of stock options	238	422	—	422
Share-based compensation expense	—	6,562	—	6,562
Balance at June 30, 2019	73,545	279,148	(231,218)	47,930
Net loss (As Restated)	—	—	(47,173)	(47,173)
Issuance of common stock, net	37,815	69,231	—	69,231
Exercise of stock options	154	272	—	272
Share-based compensation expense	—	6,801	—	6,801
Balance at June 30, 2020 (As Restated)	111,514	355,452	(278,391)	77,061
Net loss (As Restated)	—	—	(41,314)	(41,314)
Issuance of common stock, net	958	3,136	—	3,136
Exercise of warrants	1	6	—	6
Exercise of stock options	142	332	—	332
Share-based compensation expense	—	10,245	—	10,245
Balance at June 30, 2021 (As Restated)	112,615	$369,171	$(319,705)	$49,466

See accompanying notes to financial statements.

MEI PHARMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2021	2020
	(As Restated)	(As Restated)	2019
Cash flows from operating activities:
Net loss	$(41,314)	$(47,173)	$(16,819)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of warrant liability	(18,122)	22,870	(27,632)
Share-based compensation	10,245	6,801	6,562
Impairment of intangible assets	—	227	—
Depreciation and amortization	285	109	80
Changes in operating assets and liabilities:
Receivable for foreign tax withholding	20,420	(20,420)	—
Unbilled receivables	(4,724)	(2,347)	(199)
Prepaid expenses and other current assets	(1,073)	(812)	(650)
Accounts payable	3,918	(2,350)	1,144
Accrued liabilities	2,312	1,470	1,105
Deferred revenue	(4,435)	75,883	6,986
Operating lease liability	524	—	—
Net cash (used in) provided by operating activities	(31,964)	34,258	(29,423)
Cash flows from investing activities:
Purchases of property and equipment	(708)	(894)	(217)
Purchases of short-term investments	(420,153)	(190,279)	(64,655)
Proceeds from maturity of short-term investments	445,569	84,879	89,190
Net cash provided by (used in) investing activities	24,708	(106,294)	24,318
Cash flows from financing activities:
Proceeds from exercise of stock options	332	272	372
Issuance of common stock, net	3,136	69,231	220
Collection of common stock proceeds receivable	—	5,274	—
Proceeds from exercise of warrants	—	—	1,118
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	—	—	(324)
Net cash provided by financing activities	3,468	74,777	1,386
Net (decrease) increase in cash and cash equivalents	(3,788)	2,741	(3,719)
Cash and cash equivalents at beginning of the year	12,331	9,590	13,309
Cash and cash equivalents at end of the year	$8,543	$12,331	$9,590
Supplemental cash flow information:
Income taxes paid	$(8)	$(1)	$(1)
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$8,689	$—	$—
Non-cash financing activities:
Warrants issued pursuant to cashless exercise	$6	$—	$—
Proceeds receivable - sale of common stock	$—	$—	$5,224
Proceeds receivable - stock option exercises	$—	$—	$50
Change in fair value of warrants exercised	$—	$—	$1,068

See accompanying notes to financial statements.

MEI PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

Note 1. Restatement of Previously Issued Financial Statements

MEI Pharma, Inc. has restated our previously issued financial statements and related disclosures as of and for the fiscal years ended June 30, 2021 and 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on September 2, 2021 (the "Original Annual Report"), in order to correct errors resulting from the incorrect application of generally accepted accounting principles relating to revenue recognition as it pertains to the application of the cost-to-cost method for revenue recognition. The applicable Notes to Financial Statements were also updated to reflect the restatement. Our correction to accounting for revenue recognition did not have any effect on our previously reported operating expenses or cash and short-term investments.

Impact of Restatement

We identified and corrected certain errors in the manner in which we recognized revenue from our License, Development and Commercialization Agreement with Kyowa Kirin Company ("KKC") (the "KKC Commercialization Agreement") with the result that revenue was overstated in some quarters and understated in other quarters in our financial statements during 2020 and 2021. The errors relate to the appropriate timing and amounts of revenue recognized over time and under the cost-to-cost method associated with the KKC Commercialization Agreement (Note 2). As a result, we determined that there were errors in the financial statements that required a restatement of the June 20, 2021 and 2020 financial statements included in the Original Annual Report.

The following tables reflect the impact of the restatement adjustments to the specific line items presented in our previously reported financial statements for the annual periods indicated. These errors did not have any effect on our previously reported operating expenses, cash flows or cash and short-term investments. The amounts originally reported were derived from the Original Annual Report (in thousands, except per share amounts):

	June 30, 2021
	As Originally Reported	Adjustments	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$14,609	$(10,083)	$4,526
Total current liabilities	30,294	(10,083)	20,211
Deferred revenue, long-term	72,717	1,979	74,696
Total liabilities	132,736	(8,104)	124,632
Stockholders’ equity:
Accumulated deficit	(327,809)	8,104	(319,705)
Total stockholders’ equity	41,362	8,104	49,466

	June 30, 2020
	As Originally Reported	Adjustments	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$14,777	$(9,548)	$5,229
Total current liabilities	23,304	(9,548)	13,756
Deferred revenue, long-term	67,723	10,705	78,428
Total liabilities	131,510	1,157	132,667
Stockholders’ equity:
Accumulated deficit	(277,234)	(1,157)	(278,391)
Total stockholders’ equity	78,218	(1,157)	77,061

	Year Ended June 30, 2021
	As Originally Reported	Adjustments	As Restated
Revenue	$25,535	$9,261	$34,796
Loss from operations	(69,685)	9,261	(60,424)
Net loss	(50,575)	9,261	(41,314)
Net loss:
Basic	(50,575)	9,261	(41,314)
Diluted	(77,969)	9,261	(68,708)
Net loss per share:
Basic	(0.45)	0.08	(0.37)
Diluted	(0.68)	0.08	(0.60)

	Year Ended June 30, 2020
	As Originally Reported	Adjustments	As Restated
Revenue	$28,913	$(1,157)	$27,756
Loss from operations	(24,540)	(1,157)	(25,697)
Net loss	(46,016)	(1,157)	(47,173)
Net loss:
Basic	(46,016)	(1,157)	(47,173)
Diluted	(46,016)	(1,157)	(47,173)
Net loss per share:
Basic	(0.51)	(0.01)	(0.52)
Diluted	(0.51)	(0.01)	(0.52)

	Year Ended June 30, 2021
	As Originally Reported	Adjustments	As Restated
Statement of Stockholders' Equity
Accumulated deficit	$(327,809)	$8,104	$(319,705)
Total stockholders' equity	41,362	8,104	49,466

	Year Ended June 30, 2020
	As Originally Reported	Adjustments	As Restated
Statement of Stockholders' Equity
Accumulated deficit	$(277,234)	$(1,157)	$(278,391)
Total stockholders' equity	78,218	(1,157)	77,061

	Year Ended June 30, 2021
	As Originally Reported	Adjustments	As Restated
Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(50,575)	$9,261	$(41,314)
Changes in operating assets and liabilities:
Deferred revenue	4,826	(9,261)	(4,435)
Net cash used in operating activities	(31,964)	—	(31,964)

	Year Ended June 30, 2020
	As Originally Reported	Adjustments	As Restated
Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(46,016)	$(1,157)	$(47,173)
Changes in operating assets and liabilities:
Deferred revenue	74,726	1,157	75,883
Net cash provided by operating activities	34,258	—	34,258

Note 1A. The Company and Summary of Significant Accounting Policies

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

Liquidity

We have accumulated losses of $319.7 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2021, we had $153.4 million in cash and cash equivalents, and short-term investments. We believe that these resources will be sufficient to meet our obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year financial statement presentation of unbilled receivables. These changes did not impact previously reported net loss, loss per share, stockholders’ equity, total assets or cash flows.

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

Revenue Recognition

Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers (“Topic 606”)

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

In the case of a license that is a distinct performance obligation, we recognize revenue allocated to the license from non-refundable, up-front fees at the point in time when the license is transferred to the licensee and the licensee can use and benefit from the license. For licenses that are bundled with other distinct or combined obligations, we use judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. If the performance obligation is satisfied over time, we evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. From time to time, we perform additional services for KKC at their request, the costs of which are fully reimbursed to us. We record the reimbursement for such pass through services as revenue at 100% of reimbursed costs as control of the additional services for KKC is transferred at the time we incur such costs. The costs we incur for these additional services are incurred solely for the benefit of KKC and have no alternative use to us.

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

We recognized revenue associated with the following license agreements (in thousands):

	Years Ended June 30,
	2021	2020
	(As Restated)		2019
License agreement:
KKC Agreements	$34,356	$26,386	$2,557
Helsinn License Agreement	440	1,370	2,358
	$34,796	$27,756	$4,915
Timing of Revenue Recognition:
Services performed over time	$31,302	$6,768	$4,036
Pass through services at a point in time	3,494	—	—
License transferred at a point in time	—	20,988	879
	$34,796	$27,756	$4,915

The KKC Commercialization Agreement and KKC Japan License Agreement (Note 2) included other distinct performance obligations satisfied over time, and accordingly we recognized $34.4 million, $26.4 million, and $2.6 million related to our progress toward satisfying those obligations during the years ended June 30, 2021, 2020 and 2019, respectively.

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

Contract Balances

Receivables are included in our balance sheet in “Prepaid expenses and other current assets”, and contract liabilities are included in “Deferred revenue” and “Deferred revenue long-term”. The following table presents changes in accounts receivable, unbilled receivables and contract liabilities accounted for under Topic 606 during the years ended June 30, 2021 and 2020 (in thousands):

	Years Ended June 30,
	2021	2020
	(As Restated)
Accounts receivable
Accounts receivable, beginning of year	$83	$—
Amounts billed	25,682	1,292
Payments received	(25,765)	(1,209)
Accounts receivable, end of year	$—	$83
Unbilled receivables
Unbilled receivables, beginning of year	$2,858	$511
Billable amounts	30,406	3,639
Amounts billed	(25,682)	(1,292)
Unbilled receivables, end of year	$7,582	$2,858
Contract liabilities
Contract liabilities, beginning of year	$19,108	$7,774
Revenue recognized	(4,798)	(25,234)
Payments received	367	36,568
Contract liabilities, end of year	$14,677	$19,108

The timing of revenue recognition, invoicing and cash collections results in billed accounts receivable and unbilled receivables (contract assets) and deferred revenue (contract liabilities). We invoice our customers in accordance with agreed-upon contractual terms, typically at periodic intervals or upon achievement of contractual milestones. Invoicing may occur subsequent to revenue recognition, resulting in unbilled receivables. We may receive advance payments from our customers before revenue is recognized, resulting in contract liabilities. The unbilled receivables and deferred revenue reported on the Balance Sheets relate to the KKC Commercialization Agreement, the KKC Japan License Agreement and Helsinn License Agreement.

As of June 30, 2021, we had $7.6 million of unbilled receivables related to our remaining performance obligations under the KKC Commercialization Agreement and no unbilled receivables related to the Helsinn License Agreement, as the remaining performance obligations have been completed. Our unbilled receivables are comprised of amounts that are billable based on the contractual provisions of the license agreement but not yet billed.

As of June 30, 2021, we had $79.2 million of deferred revenue associated with the KKC Commercialization Agreement, of which $64.5 million relates to the U.S. license which is a unit of account under the scope of Topic 808 and is not a deliverable under Topic 606, and $14.7 million relates to the development services performance obligations which are under the scope of Topic 606.

Our contract liabilities accounted for under Topic 606 relate to the amount of initial upfront consideration that was allocated to the development services performance obligations. Contract liabilities are recognized over the duration of the performance obligations based on the costs incurred relative to total expected costs.

Revenues from Collaborators

We earn revenue in connection with collaboration agreements, which are detailed in Note 2, KKC Agreements.

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

The following table presents the calculation of net loss used to calculate basic and diluted loss per share (in thousands):

	Years Ended June 30,
	2021	2020
	(As Restated)	(As Restated)	2019
Net loss—basic	$(41,314)	$(47,173)	$(16,819)
Change in fair value of warrant liability	(27,394)	—	(37,794)
Net loss—diluted	$(68,708)	$(47,173)	$(54,613)

Shares used in calculating net loss per share was determined as follows (in thousands):

	Years Ended June 30,
	2021	2020	2019
Weighted average shares used in calculating net loss per share	112,527	91,080	71,139
Effect of potentially dilutive common shares from equity awards and liability-classified warrants	1,954	—	1,246
Weighted average shares used in calculating diluted loss per share	114,481	91,080	72,385

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

Note 2. KKC Agreements (As Restated)

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

We determined, at the time of our initial assessment, that the total transaction price of $191.5 million is comprised of the upfront payment of $100.0 million, expected milestone payments of $20.0 million, estimated variable consideration related to development cost-sharing of $66.3 million, and deferred revenue of $5.2 million from the KKC Japan License Agreement (as defined below). During the year ended June 30, 2021, we updated our estimate of variable consideration related to development cost sharing to $198.9 million. We increased our estimate primarily as a result of further visibility into total expected costs for these development estimates. Any variable consideration related to sales-based royalties and commercial milestones related to licenses of intellectual property will be determined when the sale or usage occurs, and is therefore excluded from the transaction price. In addition, we are eligible to receive future development and regulatory milestones upon the achievement of certain criteria; however, these amounts are excluded from variable consideration as the risk of significant revenue reversal will only be resolved depending on future research and development and/or regulatory approval outcomes. We re-evaluate the estimated variable consideration included in the transaction price and any related constraints at the end of each reporting period.

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

We determined that control of the U.S. License and Ex-U.S. License were transferred to KKC during the year ended June 30, 2020, and recognized revenue of $21.0 million related to the Ex-U.S. License. The $64.5 million transaction price allocated to the U.S. License obligation accounted for under Topic 808 is recorded as non-current deferred revenue and will begin to be recognized upon future commercialization as non-ASC 606 revenue. As of June 30, 2021 and 2020, we recorded deferred revenue of $14.7 million and $19.1 million, respectively, for the transaction price allocated to the Development Services performance obligations and are recognizing this revenue based on the proportional performance of these development activities, which we expect to recognize through fiscal year 2026. Revenue related to development services cost sharing is recognized based on the performance of the development activities.

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

Note 13. Income Taxes

Pre-tax loss consists of the following jurisdictions (in thousands):

	Years Ended June 30,
	2021	2020	2019
	(As Restated)
Domestic	$(41,306)	$(47,172)	$(16,819)
Foreign	—	—	—
Pre-tax loss	$(41,306)	$(47,172)	$(16,819)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Years Ended June 30,
	2021		2020		2019
	$	%	$	%	$	%
	(As Restated)
Tax benefit at U.S. statutory rates	$8,674	21%	$9,906	21%	$3,532	21%
State tax	(99)	0%	9	0%	86	1%
Warrant liability costs	3,806	9%	(4,803)	(10)%	5,803	35%
Equity compensation	(6)	0%	(2)	0%	138	1%
Increase in valuation allowance	(10,536)	(26)%	(4,473)	(10)%	(9,082)	(54)%
Other	(1,847)	(4)%	(638)	(1)%	(478)	(3)%
	$(8)	0%	$(1)	0%	$(1)	0%

Deferred tax liabilities and assets are comprised of the following (in thousands):

	June 30,
	2021	2020
	(As Restated)
Deferred tax assets (liabilities):
Deferred revenue	$16,637	$17,568
Fixed and intangible assets	15,924	18,832
Share-based payments	4,182	3,834
Tax losses carried forward	16,104	2,214
Compensation accruals	727	709
Consultant and other accruals	22	20
Right-of-use assets	(1,633)	—
Lease liabilities	1,742	—
Charitable contributions	1	—
Total deferred tax assets (liabilities)	53,706	43,177
Valuation allowance for deferred tax assets	(53,706)	(43,177)
Net deferred tax assets and liabilities	$—	$—

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures (As Restated)

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Office and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. At the time our Original Annual Report Form 10-K for the year ended June 30, 2021 was filed on September 2, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Subsequent to that evaluation, as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective.

Restatement of Previously Issued Financial Statements

On May 10, 2022, we determined that we made certain errors in the manner in which we recognized revenue from our License, Development and Commercialization Agreement with Kyowa Kirin Company (the "KKC Commercialization Agreement") with the result that revenue was overstated in some quarters and understated in other quarters in our financial statements for the fiscal years ended June 30, 2021 and 2020. The errors relate to the appropriate timing and amounts of revenue recognized over time under the cost-to-cost method associated with the KKC Commercialization Agreement. These errors did not have any effect on our previously reported operating expenses or cash and short-term investments.

Management’s Annual Report on Internal Control Over Financial Reporting (As Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, our management used the criteria set forth in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In Management's Report on Internal Control over Financial Reporting included in our Original Form 10-K for the year ended June 30, 2021, our management previously concluded that we maintained effective internal control over financial reporting as of June 30, 2021. Management subsequently concluded that the material weakness existed as of June 30, 2021.

In May 2022, we determined that we made certain errors in the manner in which we recognized revenue from our License, Development and Commercialization Agreement with Kyowa Kirin Company (the "KKC Commercialization Agreement"), with the result that revenue was overstated in some quarters and understated in other quarters in our financial statements during 2020 and 2021. As a result, we determined that there were material errors in the financial statements that required a restatement of the 2021 and 2020 financial statements included in the Original Form 10-K for the year ended June 30, 2021. This was due to the inadequate design and implementation of controls to evaluate and monitor the accounting for revenue recognition related to license agreements. Accordingly, management has determined that this control deficiency constitutes a material weakness and, as a result, management has concluded that, as of June 30, 2021, our internal control over financial reporting was not effective based on the criteria in Internal Control Integrated Framework (2013) issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

Remediation Plan for Material Weakness

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness. The remediation plan includes enhancement of our existing contract review control for license agreements to confirm appropriate understanding of the terms as well as implementation of a new control designed to evaluate and monitor, at inception and on a quarterly basis, the estimated consideration to be received under license agreements for purposes of revenue recognition, and enhanced detailed review of our revenue recognition models.

Changes in Internal Control over Financial Reporting

Other than the material weakness discussed above, there were no changes in our internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Form 10-K/A, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards related to revenue recognition that apply to our financial statements. Our plans at this time include increased communication between our personnel and third-party professionals with whom we consult regarding complex accounting applications as well as implementation of a new control designed to evaluate and monitor the estimated consideration to be received under license agreements for purposes of revenue recognition, and enhanced detailed review of our revenue recognition models.

The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Code of Ethics

We have adopted a Code of Business and Ethics policy that applies to our directors and employees (including our principal executive officer and our principal financial officer), and have posted the text of our policy on our website (www.meipharma.com). In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our principal executive officer and principal financial officer and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future. Except as expressly stated herein, information contained on our website is not incorporated by reference herein and shall not be deemed a part of this Amended Annual Report on Form 10-K/A.

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

2. Financial Statement Schedules

The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Amended Annual Report on Form 10-K/A.

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

10.5

Employment letter dated February 17, 2016, between MEI Pharma, Inc. and Richard G. Ghalie (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on September 2, 2021 (File N. 000-50484)).

10.6

Amendment 2021-1 dated April 29, 2021, to the Employment letter dated February 17, 2016, between MEI Pharma, Inc. and Richard G. Ghalie (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed on September 2, 2021 (File No. 000-50484)).

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

10.12***

License, Development and Commercialization Agreement, dated as of April 13, 2020, by and between the Company and Kyowa Kirin Co., Ltd. (formerly known as Kyowa Hakko Kirin Co., Ltd.) (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed on September 2, 2021 (File No. 000-50484)).

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on May 23, 2022.

MEI PHARMA, INC.
A Delaware Corporation

By:	/s/ Daniel P. Gold
Daniel P. Gold
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 23, 2022.

	Signatures	Title
By:	/s/ Daniel P. Gold	President, Chief Executive Officer and Director
	Daniel P. Gold	(Principal Executive Officer)

By:	/s/ Brian G. Drazba	Secretary, Chief Financial Officer
	Brian G. Drazba	(Principal Financial and Accounting Officer)

By:	/s/ Christine A. White	Chairman
Christine A. White

By:	/s/ Charles V. Baltic III	Director
Charles V. Baltic

By:	/s/ Thomas C. Reynolds	Director
Thomas C. Reynolds

By:	/s/ Nicholas R. Glover	Director
Nicholas R. Glover

By:	/s/ Sujay Kango	Director
Sujay Kango

By:	/s/ Frederick W. Driscoll	Director
Frederick W. Driscoll

By:	/s/ Tamar D. Howson	Director
Tamar D. Howson

By:	/s/ Cheryl L. Cohen	Director
Cheryl L. Cohen