Form 10-Q/A
period 2021-09-30
MEI Pharma, Inc.
filed 2022-05-23
CIK 1262104

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

MEI Pharma, Inc. (the "Company") hereby amends its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the Securities and Exchange Commission (the "SEC") on November 10, 2021 (the "Original Quarterly Report"), as set forth in this Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A" or "Amended Quarterly Report"), to restate its financial statements and related disclosures as of and for the quarters ended September 30, 2021 and 2020.

Restatement Background

In May 2022, the Company determined that it made certain errors in the manner in which it recognized revenue from its License, Development and Commercialization Agreement with Kyowa Kirin Company (the “KKC Commercialization Agreement”) with the result that revenue was overstated in some quarters and understated in other quarters in the Company’s financial statements for the fiscal years ended June 30, 2021 and 2020. The errors relate to the appropriate timing and amounts of revenue recognized over time under the cost-to-cost method associated with the KKC Commercialization Agreement. The errors did not have any effect on the Company's previously reported operating expenses or cash and short-term investments.

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

In connection with the restatement, the Company has also corrected errors associated with the KKC Commercialization Agreement that it determined to be immaterial, both individually and in the aggregate, to the financial statements for the fiscal quarters ended September 30, 2021 and 2020. A summary of the accounting impacts of these adjustments to the Company's financial statements as of and for the fiscal quarters ended September 30, 2021 and 2020 is provided in Note 1 "Restatement of Previously Issued Financial Statements," of the Notes to Condensed Financial Statements of this Form 10-Q/A. The effect of these errors was an overstatement of revenue of $5.6 million for the three months ended September 30, 2021 and an understatement of revenue of $2.8 million for the three months ended September 30, 2020.

This Amended Quarterly Report also amends and restates the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and other disclosures made in the Original Quarterly Report, as appropriate, to reflect the restatement of the relevant periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company is also including with this Amended Quarterly Report currently dated certifications of the Company's Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2, and 32.1). Additionally, we included the information required under S-K Item 401 for an executive officer.

Except as discussed above and as further described in Note 1, Note 1A, Note 3 and Note 5 in the Notes to Condensed Financial Statements, the Company has not modified or updated disclosures presented in this Amended Quarterly Report. Accordingly, the Amended Quarterly Report does not reflect events occurring after the Original Quarterly Report or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Quarterly Report.

As a result of the restatement, the Company has concluded there was a material weakness in its internal control over financial reporting as of September 30, 2021, and its disclosure controls and procedures were not effective. See additional discussion included in Part I, Item 4 of this Amended Quarterly Report.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1: Condensed Financial Statements – Unaudited

MEI PHARMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2021	June 30, 2021
	(Unaudited)
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$15,621	$8,543
Short-term investments	129,882	144,883
Total cash, cash equivalents and short-term investments	145,503	153,426
Accounts receivable	10,000	—
Unbilled receivables	8,120	7,582
Prepaid expenses and other current assets	3,739	3,809
Total current assets	167,362	164,817
Operating lease right-of-use asset	7,551	7,774
Property and equipment, net	1,438	1,507
Total assets	$176,351	$174,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,472	$6,355
Accrued liabilities	6,099	8,402
Deferred revenue	5,309	4,526
Operating lease liability	957	928
Total current liabilities	20,837	20,211
Deferred revenue, long-term	94,330	74,696
Operating lease liability, long-term	7,115	7,370
Warrant liability	19,768	22,355
Total liabilities	142,050	124,632
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 112,678 and 112,615 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	—	—
Additional paid-in capital	371,516	369,171
Accumulated deficit	(337,215)	(319,705)
Total stockholders’ equity	34,301	49,466
Total liabilities and stockholders’ equity	$176,351	$174,098

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2021	2020
	(As Restated)
Revenue	$7,757	$6,638
Operating expenses:
Cost of revenue	—	509
Research and development	19,953	12,996
General and administrative	7,909	5,915
Total operating expenses	27,862	19,420
Loss from operations	(20,105)	(12,782)
Other income (expense):
Change in fair value of warrant liability	2,587	13,224
Interest and dividend income	8	275
Other expense	—	(5)
Net (loss) income	$(17,510)	$712
Net (loss) income:
Basic	$(17,510)	$712
Diluted	$(20,097)	$(12,512)
Net (loss) income per share:
Basic	$(0.16)	$0.01
Diluted	$(0.18)	$(0.11)
Shares used in computing net (loss) income per share:
Basic	112,677	112,435
Diluted	113,917	114,957

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2021	112,615	$369,171	$(319,705)	$49,466
Net loss (As Restated)	—	—	(17,510)	(17,510)
Issuance of common stock for vested restricted stock units	63	(194)	—	(194)
Share-based compensation expense	—	2,539	—	2,539
Balance at September 30, 2021 (As Restated)	112,678	$371,516	$(337,215)	$34,301

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2020	111,514	$355,452	$(278,391)	$77,061
Net income (As Restated)	—	—	712	712
Issuance of common stock, net	958	3,136	—	3,136
Exercise of stock options	50	124	—	124
Share-based compensation expense	—	2,942	—	2,942
Balance at September 30, 2020 (As Restated)	112,522	$361,654	$(277,679)	$83,975

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2021	2020
	(As Restated)
Cash flows from operating activities:
Net (loss) income	$(17,510)	$712
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	(2,587)	(13,224)
Share-based compensation	2,539	2,942
Depreciation and amortization	77	69
Non-cash lease expense	—	269
Changes in operating assets and liabilities:
Accounts receivable	(10,000)	—
Unbilled receivables	(538)	(2,061)
Prepaid expenses and other current assets	70	280
Accounts payable	2,117	3,938
Accrued liabilities	(2,303)	(553)
Deferred revenue	20,417	(1,468)
Operating lease liability	(3)	(15)
Net cash used in operating activities	(7,721)	(9,111)
Cash flows from investing activities:
Purchases of property and equipment	(8)	(644)
Purchases of short-term investments	(59,992)	(54,989)
Proceeds from maturity of short-term investments	74,993	60,109
Net cash provided by investing activities	14,993	4,476
Cash flows from financing activities:
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(194)	—
Proceeds from exercise of stock options	—	124
Proceeds from issuance of common stock, net	—	3,136
Net cash (used in) provided by financing activities	(194)	3,260
Net increase (decrease) in cash and cash equivalents	7,078	(1,375)
Cash and cash equivalents at beginning of the period	8,543	12,331
Cash and cash equivalents at end of the period	$15,621	$10,956
Supplemental disclosures:
Income taxes paid	$—	$(8)
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$8,689

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Restatement of Previously Issued Financial Statements

MEI Pharma, Inc. has restated our previously issued financial statements and related disclosures as of and for the three months ended September 30, 2021 and 2020 included in our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (the "SEC") on November 10, 2021 (the "Original Quarterly Report"), in order to correct errors resulting from the incorrect application of generally accepted accounting principles relating to revenue recognition as it pertains to the application of the cost-to-cost method for revenue recognition. The applicable Notes to Condensed Financial Statements were also updated to reflect the restatement. Our correction to accounting for revenue recognition did not have any effect on our previously reported operating expenses or cash and short-term investments.

Impact of Restatement

We identified and corrected certain errors in the manner in which we recognized revenue from our License, Development and Commercialization Agreement with Kyowa Kirin Company ("KKC") (the "KKC Commercialization Agreement") with the result that revenue was overstated in some quarters and understated in other quarters in our financial statements during 2021 and 2020. The errors relate to the appropriate timing and amounts of revenue recognized at a point in time, including revenue from a historical cumulative catch-up adjustment and pass through services, and over time under the cost-to-cost method associated with the KKC Commercialization Agreement (Note 3), including correction of the allocation of variable consideration between the various development service performance obligations. As a result, we determined that there were material errors in the financial statements that required a restatement of the financial statements for the quarters ended September 30, 2021 and 2020 included in the Original Quarterly Report.

The following tables reflect the impact of the restatement adjustments to the specific line items presented in our previously reported financial statements for the periods indicated. The amounts originally reported were derived from the Original Quarterly Report (in thousands, except per share amounts):

	September 30, 2021
	As Originally Reported	Adjustments	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$14,837	$(9,528)	$5,309
Total current liabilities	30,365	(9,528)	20,837
Deferred revenue, long-term	87,276	7,054	94,330
Total liabilities	144,524	(2,474)	142,050
Stockholders’ equity:
Accumulated deficit	(339,689)	2,474	(337,215)
Total stockholders’ equity	31,827	2,474	34,301

	September 30, 2020
	As Originally Reported	Adjustments	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$18,972	$(13,765)	$5,207
Total current liabilities	31,486	(13,765)	17,721
Deferred revenue, long-term	64,864	12,118	76,982
Total liabilities	131,681	(1,647)	130,034
Stockholders’ equity:
Accumulated deficit	(279,326)	1,647	(277,679)
Total stockholders’ equity	82,328	1,647	83,975

	Three Months Ended September 30, 2021
	As Originally Reported	Adjustments	As Restated
Revenue	$13,387	$(5,630)	$7,757
Loss from operations	(14,475)	(5,630)	(20,105)
Net loss	(11,880)	(5,630)	(17,510)
Net loss:
Basic	(11,880)	(5,630)	(17,510)
Diluted	(14,467)	(5,630)	(20,097)
Net loss per share:
Basic	(0.11)	(0.05)	(0.16)
Diluted	(0.13)	(0.05)	(0.18)

	Three Months Ended September 30, 2020
	As Originally Reported	Adjustments	As Restated
Revenue	$3,834	$2,804	$6,638
Loss from operations	(15,586)	2,804	(12,782)
Net (loss) income	(2,092)	2,804	712
Net (loss) income:
Basic	(2,092)	2,804	712
Diluted	(15,316)	2,804	(12,512)
Net (loss) income per share:
Basic	(0.02)	0.03	0.01
Diluted	(0.13)	0.02	(0.11)

	Three Months Ended September 30, 2021
	As Originally Reported	Adjustments	As Restated
Statement of Stockholders' Equity
Accumulated deficit	$(339,689)	$2,474	$(337,215)
Total stockholders' equity	31,827	2,474	34,301

	Three Months Ended September 30, 2020
	As Originally Reported	Adjustments	As Restated
Statement of Stockholders' Equity
Accumulated deficit	$(279,326)	$1,647	$(277,679)
Total stockholders' equity	82,328	1,647	83,975

	Three Months Ended September 30, 2021
	As Originally Reported	Adjustments	As Restated
Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(11,880)	$(5,630)	$(17,510)
Changes in operating assets and liabilities:
Deferred revenue	14,787	5,630	20,417
Net cash used in operating activities	(7,721)	—	(7,721)

	Three Months Ended September 30, 2020
	As Originally Reported	Adjustments	As Restated
Statement of Cash Flows
Cash flows from operating activities:
Net (loss) income	$(2,092)	$2,804	$712
Changes in operating assets and liabilities:
Deferred revenue	1,336	(2,804)	(1,468)
Net cash used in operating activities	(9,111)	—	(9,111)

Note 1A. The Company and Summary of Significant Accounting Policies

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

Liquidity

We have accumulated losses of $337.2 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2021, we had $145.5 million in cash and cash equivalents and short-term investments. We believe that these resources will be sufficient to meet our obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2021, included in our Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 23, 2022 (the "2021 Amended Annual Report"). Interim results are not necessarily indicative of results for a full year.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year financial statement presentation of unbilled receivables and cash flows from financing activities. These changes did not impact previously reported net loss, loss per share, stockholders’ equity, total assets or cash flows.

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

We recognized revenue associated with the following license agreements (in thousands):

	Three Months Ended September 30,
	2021	2020
	(As Restated)
KKC License Agreements	$7,757	$6,373
Helsinn License Agreement	—	265
	$7,757	$6,638
Timing of Revenue Recognition:
Services performed over time	$7,185	$6,297
Pass through services at a point in time	572	341
	$7,757	$6,638

The KKC Commercialization Agreement and KKC Japan License Agreement (Note 3) included other distinct performance obligations satisfied over time, and accordingly we recognized $7.8 million and $6.6 million related to our progress toward satisfying those obligations during the three months ended September 30, 2021 and 2020, respectively.

Based on the characteristics of the Helsinn License Agreement (Note 3), we recognized revenue based on the extent of progress towards completion of the performance obligations. Our performance obligations related to the Helsinn License Agreement have been met and no future revenue or cost of revenue will be recognized.

Contract Balances

Contract liabilities are included in “Deferred revenue” and “Deferred revenue long-term”. The following table presents changes in accounts receivable, unbilled receivables, and contract liabilities accounted for under Topic 606 during the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020
Accounts receivable
Accounts receivable, beginning of period	$—	$83
Amounts billed	27,638	2,727
Payments received	(17,638)	(2,693)
Accounts receivable, end of period	$10,000	$117
Unbilled receivables
Unbilled receivables, beginning of period	$7,582	$2,858
Billable amounts	28,176	5,114
Amounts billed	(27,638)	(2,727)
Unbilled receivables, end of period	$8,120	$5,245
Contract liabilities
Contract liabilities, beginning of period	$14,677	$19,108
Revenue recognized	417	(1,718)
Payments received	20,000	254
Contract liabilities, end of period	$35,094	$17,644

The timing of revenue recognition, invoicing and cash collections results in billed accounts receivable and unbilled receivables and deferred revenue (contract liabilities). We invoice our customers in accordance with agreed-upon contractual terms, typically at periodic intervals or upon achievement of contractual milestones. Invoicing may occur subsequent to revenue recognition, resulting in unbilled receivables. We may receive advance payments from our customers before revenue is recognized, resulting in contract liabilities. The unbilled receivables and deferred revenue reported on the Condensed Balance Sheets relate to the KKC Commercialization Agreement, the KKC Japan License Agreement and Helsinn License Agreement.

As of September 30, 2021, we had $99.6 million of deferred revenue associated with the KKC Commercialization Agreement, of which $64.5 million relates to the U.S. license which is a unit of account under the scope of Topic 808 and is not a deliverable under Topic 606, and $35.1 million relates to the development services performance obligations which are under the scope of Topic 606.

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

At contract inception, we assess whether the collaboration arrangements are within the scope of ASC Topic 808, Collaborative Arrangements (“Topic 808”), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed based on the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple units of account, we first determine which units of account within the arrangement are within the scope of Topic 808 and which elements are within the scope of Topic 606. For units of account within collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, by analogy to authoritative accounting literature. For elements of collaboration arrangements that are accounted for pursuant to Topic 606, we recognize revenue as discussed above. Consideration received that does not meet the requirements to satisfy Topic 606 revenue recognition criteria is recorded as deferred revenue in the accompanying Condensed Balance Sheets, classified as either short-term or long-term deferred revenue based on our best estimate of when such amounts will be recognized.

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

There have been no material changes in our unrecognized tax benefits since June 30, 2021, and, as such, the disclosures included in our 2021 Amended Annual Report continue to be relevant for the three months ended September 30, 2021.

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

We determined, at the time of our initial assessment, that the total transaction price of $191.5 million is comprised of the upfront payment of $100.0 million, expected milestone payments of $20.0 million, estimated development cost-sharing of $66.3 million, and deferred revenue of $5.2 million from the KKC Japan License Agreement. During the three months ended September 30, 2021, we updated our estimate of variable consideration related to development cost sharing to $280.7 million. We increased our estimate primarily as a result of further visibility into total expected costs for these development estimates. Any variable consideration related to sales-based royalties and commercial milestones related to licenses of intellectual property will be determined when the sale or usage occurs, and is therefore excluded from the transaction price. In addition, we are eligible to receive future development and regulatory milestones upon the achievement of certain criteria; however, these amounts are excluded from variable consideration as the risk of significant revenue reversal will only be resolved depending on future research and development and/or regulatory approval outcomes. We re-evaluate the estimated variable consideration included in the transaction price and any related constraints at the end of each reporting period.

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

We determined that control of the U.S. License and Ex-U.S. License were transferred to KKC during the year ended June 30, 2020, and recognized revenue of $21.0 million related to the Ex-U.S. License. The $64.5 million transaction price allocated to the U.S. License obligation accounted for under Topic 808 is recorded as non-current deferred revenue and will begin to be recognized upon future commercialization as non-ASC 606 revenue. As of September 30, 2021 and June 30, 2021, we recorded deferred revenue of $35.1 million and $14.7 million, respectively, for the transaction price allocated to the Development Services performance obligations and are recognizing this revenue based on the proportional performance of these development activities, which we expect to recognize through fiscal year 2030. Revenue related to development services cost sharing is recognized based on the performance of the development activities.

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

The following table presents the calculation of net (loss) income used to calculate basic (loss) income and diluted loss per share (in thousands):

	Three Months Ended September 30,
	2021	2020
	(As Restated)
Net (loss) income – basic	$(17,510)	$712
Change in fair value of warrant liability	(2,587)	(13,224)
Net loss – diluted	$(20,097)	$(12,512)

Share used in calculating net (loss) income per share was determined as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Weighted average shares used in calculating basic net (loss) income per share	112,677	112,435
Effect of potentially dilutive common shares from equity awards and liability-classified warrants	1,240	2,522
Weighted average shares used in calculating diluted net loss per share	113,917	114,957

Our potentially dilutive shares, which include outstanding stock options, restricted stock units, and warrants, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents weighted-average potentially dilutive shares that have been excluded from the calculation of net (loss) income per share because of their anti-dilutive effect (in thousands):

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

During the three months ended September 30, 2020, we sold 958,083 shares under a previous ATM agreement for net cash proceeds of $3.1 million, after costs of $0.1 million.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Amended Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Amended Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” in our 2021 Amended Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission on May 23, 2022. Set forth below is a summary of the principal risks we face:

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
•
We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2021, as a result of the restatement of our financial statements as of and for the years ended June 30, 2021 and 2020. Relevant unaudited interim financial information for each of the quarterly periods ended September 30, 2020 through December 31, 2021 have also been restated. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors of our financial statements or cause us to fail to meet our periodic reporting obligations.
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

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Past performance may not be an indicator of future results. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the financial statements and the notes thereto appearing elsewhere in this Amended Quarterly Report on Form 10-Q/A and the audited financial statements and notes thereto included in our 2021 Amended Annual Report on Form 10-K/A, as filed with the SEC on May 23, 2022. Operating results are not necessarily indicative of results that may occur in future periods.

The following information has been adjusted to reflect the restatement of our financial statements as described in the "Explanatory Note" at the beginning of this Amended Quarterly Report and in Note 1, "Restatement of Previously Issued Financial Statements," in the Notes to Condensed Financial Statements of this Amended Quarterly Report.

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

Results of Operations

The following information has been adjusted to reflect the restatement of our financial statements as described in the "Explanatory Note" at the beginning of this Amended Quarterly Report and in Note 1, "Restatement of Previously Issued Financial Statements," in the Notes to Condensed Financial Statements of this Amended Quarterly Report.

Comparison of three months ended September 30, 2021 and 2020

We had a loss from operations of $20.1 million for the three months ended September 30, 2021 compared to a loss from operations of $12.8 million for the three months ended September 30, 2020.

Revenue: We recognized revenue of $7.8 million for the three months ended September 30, 2021 compared to $6.6 million for the three months ended September 30, 2020. Revenue increased as a result of higher reimbursement of expenses from KKC due to research and development activity related to zandelisib, offset by slower progress towards completion of our performance obligations under our KKC License Agreement.

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

Liquidity and Capital Resources

We have accumulated losses of $337.2 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2021, we had $145.5 million in cash and cash equivalents, and short-term investments. We believe that these resources will be sufficient to fund our operations for at least 12 months from the issuance of this Amended Quarterly Report. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Critical Accounting Policies and Management Estimates

We describe our significant accounting policies in Note 1A, The Company and Summary of Significant Accounting Policies, of the notes to the financial statements included in our 2021 Amended Annual Report. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2021 Amended Annual Report. There have been no changes in our significant accounting policies or critical accounting estimates since June 30, 2021.

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

Item 4: Controls and Procedures

At the end of the period covered by this Amended Quarterly Report on Form 10-Q/A, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

On May 10, 2022, we determined that we made certain errors in the manner in which we recognized revenue from our License, Development, and Commercialization Agreement with Kyowa Kirin Company (the “KKC Commercialization Agreement”), with the result that revenue was overstated in some quarters and understated in other quarters in our financial statements during 2020 and 2021. The errors relate to the appropriate timing and amounts of revenue recognized over time under the cost-to-cost method associated with the KKC Commercialization Agreement. These errors did not have any effect on the Company's previously reported operating expenses or cash and short-term investments.

As a result, we determined that there were material errors in the financial statements that required a restatement of the 2020 and 2021 financial statements included in the Original Form 10-K for the year ended June 30, 2021 and our Forms 10-Q for the quarterly periods ended September 30, 2020 through December 31, 2021. This was due to the inadequate design and implementation of controls to evaluate and monitor the accounting for revenue recognition related to license agreements. Accordingly, management has determined that this control deficiency constitutes a material weakness and, as a result, management has concluded that, as of September 30, 2021, our internal control over financial reporting was not effective based on the criteria in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness discussed above, there were no changes in our internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Form 10-Q/A, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards related to revenue recognition that apply to our financial statements. Our plans at this time include increased communication between our personnel and third-party professionals with whom we consult regarding complex accounting applications as well as implementation of a new control designed to evaluate and monitor the estimated consideration to be received under license agreements for purposes of revenue recognition, and enhanced detailed review of our revenue recognition models.

The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II OTHER INFORMATION

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2021, as a result of the restatement of our financial statements as of and for the years ended June 30, 2021 and 2020. Relevant unaudited interim financial information for each of the quarterly periods ended September 30, 2020 through December 31, 2021 were also restated. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material error in our annual or interim financial statements will not be prevented or detected on a timely basis. In Management's Report on Internal Control over Financial Reporting included in our Original Form 10-K for the year ended June 30, 2021, our management previously concluded that we maintained effective internal control over financial reporting as of June 30, 2021. Our management subsequently concluded that a material weakness existed and our internal control over financial reporting was not effective as of June 30, 2021.

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

For additional risk factors, please see our 2021 Amended Annual Report on Form 10-K/A filed with the SEC on May 23, 2022.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEI Pharma, Inc.

/s/ Daniel P. Gold
Daniel P. Gold
President and Chief Executive Officer

Date: May 23, 2022