Form 10-Q/A
period 2021-12-31
MEI Pharma, Inc.
filed 2022-05-23
CIK 1262104

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

EXPLANATORY NOTE

MEI Pharma, Inc. (the "Company") hereby amends its Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, filed with the Securities and Exchange Commission (the "SEC") on February 10, 2022 (the "Original Quarterly Report"), as set forth in this Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A" or "Amended Quarterly Report"), to restate its financial statements and related disclosures as of and for the quarters ended December 31, 2021 and 2020.

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

In connection with the restatement, the Company has also corrected errors associated with the KKC Commercialization Agreement that it determined to be immaterial, both individually and in the aggregate, to the financial statements for the fiscal quarters ended December 31, 2021 and 2020. A summary of the accounting impacts of these adjustments to the Company's financial statements as of and for the fiscal quarters ended December 31, 2021 and 2020 is provided in Note 1 "Restatement of Previously Issued Financial Statements," of the Notes to Condensed Financial Statements of this Form 10-Q/A. The effect of these errors was an overstatement of revenue of $6.4 million and $12.0 million for the three and six months ended December 31, 2021, respectively, and an understatement of revenue of $3.4 million and $6.2 million, for the three and six months ended December 31, 2020, respectively. The cumulative effect of these errors as of December 31, 2021 was a misstatement of deferred revenue and accumulated deficit of $3.9 million.

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

As a result of the restatement, the Company has concluded there was a material weakness in its internal control over financial reporting as of December 31, 2021, and its disclosure controls and procedures were not effective. See additional discussion included in Part I, Item 4 of this Amended Quarterly Report.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1: Condensed Financial Statements – Unaudited

MEI PHARMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2021	June 30, 2021
	(Unaudited)
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$12,551	$8,543
Short-term investments	173,200	144,883
Total cash, cash equivalents and short-term investments	185,751	153,426
Unbilled receivables	10,151	7,582
Prepaid expenses and other current assets	4,823	3,809
Total current assets	200,725	164,817
Operating lease right-of-use asset	7,325	7,774
Property and equipment, net	1,414	1,507
Total assets	$209,464	$174,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,256	$6,355
Accrued liabilities	9,765	8,402
Deferred revenue	5,665	4,526
Operating lease liability	987	928
Total current liabilities	22,673	20,211
Deferred revenue, long-term	92,293	74,696
Operating lease liability, long-term	6,855	7,370
Warrant liability	14,309	22,355
Total liabilities	136,130	124,632
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 132,905 and 112,615 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	—	—
Additional paid-in capital	422,705	369,171
Accumulated deficit	(349,371)	(319,705)
Total stockholders’ equity	73,334	49,466
Total liabilities and stockholders’ equity	$209,464	$174,098

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(As Restated)		(As Restated)
Revenue	$11,832	$12,595	$19,589	$19,233
Operating expenses:
Cost of revenue	—	494	—	1,003
Research and development	21,531	22,224	41,484	35,220
General and administrative	7,926	5,650	15,835	11,565
Total operating expenses	29,457	28,368	57,319	47,788
Loss from operations	(17,625)	(15,773)	(37,730)	(28,555)
Other income:
Change in fair value of warrant liability	5,458	7,083	8,046	20,307
Interest and dividend income	11	164	18	439
Other income	—	500	—	495
Net loss	$(12,156)	$(8,026)	$(29,666)	$(7,314)
Net loss:
Basic	$(12,156)	$(8,026)	$(29,666)	$(7,314)
Diluted	$(17,614)	$(15,109)	$(37,712)	$(27,621)
Net loss per share:
Basic	$(0.10)	$(0.07)	$(0.26)	$(0.07)
Diluted	$(0.14)	$(0.13)	$(0.32)	$(0.24)
Shares used in computing net loss per share:
Basic	126,725	112,524	115,982	112,480
Diluted	128,160	114,461	118,657	114,709

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2021	112,615	$369,171	$(319,705)	$49,466
Net loss	—	—	(17,510)	(17,510)
Issuance of common stock for vested restricted stock units	63	(194)	—	(194)
Share-based compensation expense	—	2,539	—	2,539
Balance at September 30, 2021	112,678	371,516	(337,215)	34,301
Net loss (As Restated)	—	—	(12,156)	(12,156)
Issuance of common stock, net of issuance costs of $3,672	20,125	48,653	—	48,653
Exercise of stock options	102	212	—	212
Share-based compensation expense	—	2,324	—	2,324
Balance at December 31, 2021 (As Restated)	132,905	$422,705	$(349,371)	$73,334

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2020	111,514	$355,452	$(278,391)	$77,061
Net income	—	—	712	712
Issuance of common stock, net of issuance costs of $64	958	3,136	—	3,136
Exercise of stock options	50	124	—	124
Share-based compensation expense	—	2,942	—	2,942
Balance at September 30, 2020	112,522	361,654	(277,679)	83,975
Net loss (As Restated)	—	—	(8,026)	(8,026)
Exercise of stock options	6	15	—	15
Share-based compensation expense	—	2,609	—	2,609
Balance at December 31, 2020 (As Restated)	112,528	$364,278	$(285,705)	$78,573

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2021	2020
	(As Restated)
Cash flows from operating activities:
Net loss	$(29,666)	$(7,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(8,046)	(20,307)
Share-based compensation	4,863	5,551
Depreciation and amortization	152	143
Non-cash lease expense	449	482
Changes in operating assets and liabilities:
Accounts receivable	—	20,420
Unbilled receivables	(2,569)	(7,026)
Prepaid expenses and other current assets	(1,014)	(1,268)
Accounts payable	(99)	3,118
Accrued liabilities	1,363	5,012
Deferred revenue	18,736	(3,898)
Operating lease liability	(456)	26
Net cash used in operating activities	(16,287)	(5,061)
Cash flows from investing activities:
Purchases of property and equipment	(59)	(700)
Purchases of short-term investments	(173,300)	(215,176)
Proceeds from maturity of short-term investments	144,983	215,208
Net cash used in investing activities	(28,376)	(668)
Cash flows from financing activities:
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(194)	—
Proceeds from exercise of stock options	212	139
Proceeds from issuance of common stock, gross	52,325	3,200
Payment of issuance costs	(3,672)	(64)
Net cash provided by financing activities	48,671	3,275
Net increase (decrease) in cash and cash equivalents	4,008	(2,454)
Cash and cash equivalents at beginning of the period	8,543	12,331
Cash and cash equivalents at end of the period	$12,551	$9,877
Supplemental disclosures:
Income taxes paid	$—	$(8)
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$8,689

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Restatement of Previously Issued Financial Statements

MEI Pharma, Inc. has restated our previously issued financial statements and related disclosures as of and for the three and six months ended December 31, 2021 and 2020 included in our original Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (the "SEC") on February 10, 2022 (the "Original Quarterly Report"), in order to correct errors resulting from the incorrect application of generally accepted accounting principles relating to revenue recognition as it pertains to the application of the cost-to-cost method for revenue recognition. The applicable Notes to Condensed Financial Statements were also updated to reflect the restatement. Our correction to accounting for revenue recognition did not have any effect on our previously reported operating expenses or cash and short-term investments.

Impact of Restatement

We identified and corrected certain errors in the manner in which we recognized revenue from our License, Development and Commercialization Agreement with Kyowa Kirin Company ("KKC") (the "KKC Commercialization Agreement") with the result that revenue was overstated in some quarters and understated in other quarters in our financial statements during 2020 and 2021. The errors relate to the appropriate timing and amounts of revenue recognized at a point in time, including revenue from a historical cumulative catch-up adjustment and pass through services and over time under the cost-to-cost method associated with the KKC Commercialization Agreement (Note 3), including correction of the allocation of variable consideration between the various development service performance obligations. As a result, we determined that there were material errors in the financial statements that required a restatement of the financial statements for the three and six months ended December 31, 2021 and 2020 included in the Original Quarterly Report.

The following tables reflect the impact of the restatement adjustments to the specific line items presented in our previously reported financial statements for the periods indicated. The amounts originally reported were derived from the Original Quarterly Report (in thousands, except per share amounts):

	December 31, 2021
	As Originally Reported	Adjustments	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$13,515	$(7,850)	$5,665
Total current liabilities	30,523	(7,850)	22,673
Deferred revenue, long-term	80,527	11,766	92,293
Total liabilities	132,214	3,916	136,130
Stockholders’ equity:
Accumulated deficit	(345,455)	(3,916)	(349,371)
Total stockholders’ equity	77,250	(3,916)	73,334

	December 31, 2020
	As Originally Reported	Adjustments	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$19,482	$(15,228)	$4,254
Total current liabilities	37,012	(15,228)	21,784
Deferred revenue, long-term	65,352	10,153	75,505
Total liabilities	130,382	(5,075)	125,307
Stockholders’ equity:
Accumulated deficit	(290,780)	5,075	(285,705)
Total stockholders’ equity	73,498	5,075	78,573

	Three Months Ended December 31, 2021
	As Originally Reported	Adjustments	As Restated
Revenue	$18,222	$(6,390)	$11,832
Loss from operations	(11,235)	(6,390)	(17,625)
Net loss	(5,766)	(6,390)	(12,156)
Net loss:
Basic	(5,766)	(6,390)	(12,156)
Diluted	(11,224)	(6,390)	(17,614)
Net loss per share:
Basic	(0.05)	(0.05)	(0.10)
Diluted	(0.09)	(0.05)	(0.14)

	Six Months Ended December 31, 2021
	As Originally Reported	Adjustments	As Restated
Revenue	$31,609	$(12,020)	$19,589
Loss from operations	(25,710)	(12,020)	(37,730)
Net loss	(17,646)	(12,020)	(29,666)
Net loss:
Basic	(17,646)	(12,020)	(29,666)
Diluted	(25,691)	(12,021)	(37,712)
Net loss per share:
Basic	(0.15)	(0.11)	(0.26)
Diluted	(0.22)	(0.10)	(0.32)

	Three Months Ended December 31, 2020
	As Originally Reported	Adjustments	As Restated
Revenue	$9,167	$3,428	$12,595
Loss from operations	(19,201)	3,428	(15,773)
Net loss	(11,454)	3,428	(8,026)
Net loss:
Basic	(11,454)	3,428	(8,026)
Diluted	(18,537)	3,428	(15,109)
Net loss per share:
Basic	(0.10)	0.03	(0.07)
Diluted	(0.16)	0.03	(0.13)

	Six Months Ended December 31, 2020
	As Originally Reported	Adjustments	As Restated
Revenue	$13,001	$6,232	$19,233
Loss from operations	(34,787)	6,232	(28,555)
Net loss	(13,546)	6,232	(7,314)
Net loss:
Basic	(13,546)	6,232	(7,314)
Diluted	(33,853)	6,232	(27,621)
Net loss per share:
Basic	(0.12)	0.05	(0.07)
Diluted	(0.30)	0.06	(0.24)

	Six Months Ended December 31, 2021
	As Originally Reported	Adjustments	As Restated
Statement of Stockholders' Equity
Accumulated deficit	$(345,455)	$(3,916)	$(349,371)
Total stockholders' equity	77,250	(3,916)	73,334

	Six Months Ended December 31, 2020
	As Originally Reported	Adjustments	As Restated
Statement of Stockholders' Equity
Accumulated deficit	$(290,780)	$5,075	$(285,705)
Total stockholders' equity	73,498	5,075	78,573

	Six Months Ended December 31, 2021
	As Originally Reported	Adjustments	As Restated
Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(17,646)	$(12,020)	$(29,666)
Changes in operating assets and liabilities:
Deferred revenue	6,716	12,020	18,736
Net cash used in operating activities	(16,287)	—	(16,287)

	Six Months Ended December 31, 2020
	As Originally Reported	Adjustments	As Restated
Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(13,546)	$6,232	$(7,314)
Changes in operating assets and liabilities:
Deferred revenue	2,334	(6,232)	(3,898)
Net cash used in operating activities	(5,061)	—	(5,061)

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

Liquidity

We have accumulated losses of $349.4 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2021, we had $185.8 million in cash and cash equivalents and short-term investments. We believe that these resources will be sufficient to meet our obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2021, included in our Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 23, 2022 ("2021 Amended Annual Report"). Interim results are not necessarily indicative of results for a full year.

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

In the case of a license that is a distinct performance obligation, we recognize revenue allocated to the license from non-refundable, up-front fees at the point in time when the license is transferred to the licensee and the licensee can use and benefit from the license. For licenses that are bundled with other distinct or combined obligations, we use judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. If the performance obligation is satisfied over time, we evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. From time to time, we perform additional services for KKC at their request, the costs of which are fully reimbursed to us. We record the reimbursement of such pass through services as revenue at 100% of reimbursed costs as control of the additional services for KKC is transferred at the time we incur such costs. The costs we incur for these additional services are incurred solely for the benefit of KKC and have no alternative use to us.

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

We recognized revenue associated with the following license agreements (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(As Restated)		(As Restated)
KKC License Agreements	$11,832	$12,518	$19,589	$18,890
Helsinn License Agreement	—	77	—	343
	$11,832	$12,595	$19,589	$19,233
Timing of Revenue Recognition:
Services performed over time	$9,625	$11,706	$16,810	$18,003
Pass through services at a point in time	2,207	889	2,779	1,230
	$11,832	$12,595	$19,589	$19,233

The KKC Commercialization Agreement and KKC Japan License Agreement (Note 3) included other distinct performance obligations satisfied over time, and accordingly we recognized $19.6 million and $18.9 million related to our progress toward satisfying those obligations during the six months ended December 31, 2021 and 2020, respectively.

Based on the characteristics of the Helsinn License Agreement (Note 3), we recognized revenue based on the extent of progress towards completion of the performance obligations. The Helsinn License Agreement was terminated in November 2021.

Contract Balances

Contract liabilities are included in “Deferred revenue” and “Deferred revenue long-term”. The following table presents changes in accounts receivable, unbilled receivables, and contract liabilities accounted for under Topic 606 during the six months ended December 31, 2021 and 2020 (in thousands):

	Six Months Ended December 31,
	2021	2020
Accounts receivable
Accounts receivable, beginning of period	$—	$83
Amounts billed	35,757	8,355
Payments received	(35,757)	(8,037)
Accounts receivable, end of period	$—	$401
Unbilled receivables
Unbilled receivables, beginning of period	$7,582	$2,858
Billable amounts	38,326	15,381
Amounts billed	(35,757)	(8,355)
Unbilled receivables, end of period	$10,151	$9,884
Contract liabilities
Contract liabilities, beginning of period	$14,677	$19,108
Revenue recognized	(1,264)	(4,260)
Payments received	20,000	366
Contract liabilities, end of period	$33,413	$15,214

The timing of revenue recognition, invoicing and cash collections results in billed accounts receivable and unbilled receivables and deferred revenue (contract liabilities). We invoice our customers in accordance with agreed-upon contractual terms, typically at periodic intervals or upon achievement of contractual milestones. Invoicing may occur subsequent to revenue recognition, resulting in unbilled receivables. We may receive advance payments from our customers before revenue is recognized, resulting in contract liabilities. The unbilled receivables and deferred revenue reported on the Condensed Balance Sheets relate to the KKC Commercialization Agreement.

As of December 31, 2021, we had $98.0 million of deferred revenue associated with the KKC Commercialization Agreement, of which $64.5 million relates to the U.S. license which is a unit of account under the scope of Topic 808 and is not a deliverable under Topic 606, and $33.5 million relates to the development services performance obligations which are under the scope of Topic 606.

Our contract liabilities accounted for under Topic 606 relate to the amount of initial upfront consideration that was allocated to the development services performance obligations. Contract liabilities are recognized over the duration of the performance obligations based on the costs incurred relative to total expected costs.

Revenues from Collaborators

We earn revenue in connection with collaboration agreements, which are described in Note 3. License Agreements.

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

There have been no material changes in our unrecognized tax benefits since June 30, 2021, and, as such, the disclosures included in our 2021 Amended Annual Report continue to be relevant for the six months ended December 31, 2021.

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

We determined, at the time of our initial assessment, that the total transaction price of $191.5 million is comprised of the upfront payment of $100.0 million, expected milestone payments of $20.0 million, estimated development cost-sharing of $66.3 million, and deferred revenue of $5.2 million from the KKC Japan License Agreement. During the six months ended December 31, 2021, we updated our estimate of variable consideration related to development cost sharing to $228.5 million. We increased our estimate primarily as a result of further visibility into total expected costs for these development estimates. Any variable consideration related to sales-based royalties and commercial milestones related to licenses of intellectual property will be determined when the sale or usage occurs, and is therefore excluded from the transaction price. In addition, we are eligible to receive future development and regulatory milestones upon the achievement of certain criteria; however, these amounts are excluded from variable consideration as the risk of significant revenue reversal will only be resolved depending on future research and development and/or regulatory approval outcomes. We re-evaluate the estimated variable consideration included in the transaction price and any related constraints at the end of each reporting period.

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

We determined that control of the U.S. License and Ex-U.S. License were transferred to KKC during the year ended June 30, 2020, and recognized revenue of $21.0 million related to the Ex-U.S. License. The $64.5 million transaction price allocated to the U.S. License obligation accounted for under Topic 808 is recorded as non-current deferred revenue and will begin to be recognized upon future commercialization as non-ASC 606 revenue. As of December 31, 2021 and June 30, 2021, we recorded deferred revenue of $33.4 million and $14.7 million, respectively, for the transaction price allocated to the Development Services performance obligations and are recognizing this revenue based on the proportional performance of these development activities, which we expect to recognize through fiscal year 2030. Revenue related to development services cost sharing is recognized based on the performance of the development activities.

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

The following table presents the calculation of net loss used to calculate basic loss and diluted loss per share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(As Restated)		(As Restated)
Net loss – basic	$(12,156)	$(8,026)	$(29,666)	$(7,314)
Change in fair value of warrant liability	(5,458)	(7,083)	(8,046)	(20,307)
Net loss – diluted	$(17,614)	$(15,109)	$(37,712)	$(27,621)

Share used in calculating net loss per share was determined as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Weighted average shares used in calculating basic net loss per share	126,725	112,524	115,982	112,480
Effect of potentially dilutive common shares from equity awards and liability-classified warrants	1,435	1,937	2,675	2,229
Weighted average shares used in calculating diluted net loss per share	128,160	114,461	118,657	114,709

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

Comparison of three months ended December 31, 2021 and 2020

We had a loss from operations of $17.6 million for the three months ended December 31, 2021 compared to a loss from operations of $15.8 million for the three months ended December 31, 2020.

Revenue: We recognized revenue of $11.8 million for the three months ended December 31, 2021 compared to $12.6 million for the three months ended December 31, 2020. Revenue decreased as a result of lower reimbursement of expenses from KKC due to research and development activity related to zandelisib.

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

Comparison of six months ended December 31, 2021 and 2020

We had a loss from operations of $37.8 million for the six months ended December 31, 2021 compared to a loss from operations of $28.6 million for the six months ended December 31, 2020.

Revenue: We recognized revenue of $19.6 million for the six months ended December 31, 2021 compared to $19.2 million for the six months ended December 31, 2020. Revenue increased as a result of increased reimbursement of expenses from KKC due to research and development activity related to zandelisib.

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

Liquidity and Capital Resources

We have accumulated losses of $349.4 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2021, we had $185.8 million in cash and cash equivalents, and short-term investments. We believe that these resources will be sufficient to fund our operations for at least 12 months from the issuance of this Amended Quarterly Report. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

As a result, we determined that there were material errors in the financial statements that required a restatement of the 2020 and 2021 financial statements included in the Original Form 10-K for the year ended June 30, 2021 and our Forms 10-Q for the quarterly periods ended September 30, 2020 through December 31, 2021. This was due to the inadequate design and implementation of controls to evaluate and monitor the accounting for revenue recognition related to license agreements. Accordingly, management has determined that this control deficiency constitutes a material weakness and, as a result, management has concluded that, as of December 31, 2021, our internal control over financial reporting was not effective based on the criteria in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

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

Changes in Internal Control over Financial Reporting

Other than the material weakness discussed above, there were no changes in our internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Form 10-Q/A, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards related to revenue recognition that apply to our financial statements. Our plans at this time include increased communication between our personnel and third-party professionals with whom we consult regarding complex accounting applications as well as implementation of a new control designed to evaluate and monitor the estimated consideration to be received under license agreements for purposes of revenue recognition, and enhanced detailed review of our revenue recognition models.

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

In May 2022, we determined that we made certain errors in the manner in which we recognized revenue from our License, Development and Commercialization Agreement with Kyowa Kirin Company (the “KKC Commercialization Agreement”), with the result that revenue was overstated in some quarters and understated in other quarters in our financial statements during 2020 and 2021. The errors relate to the appropriate timing and amounts of revenue recognized over time under the cost-to-cost method associated with the KKC Commercialization Agreement.

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