Form 10-Q
period 2022-03-31
MEI Pharma, Inc.
filed 2022-05-23
CIK 1262104

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 19, 2022, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 133,152,045.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1: Condensed Financial Statements – Unaudited

MEI PHARMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2022	June 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,112	$8,543
Short-term investments	157,930	144,883
Total cash, cash equivalents and short-term investments	169,042	153,426
Unbilled receivables	8,446	7,582
Prepaid expenses and other current assets	5,978	3,809
Total current assets	183,466	164,817
Operating lease right-of-use asset	9,524	7,774
Property and equipment, net	1,439	1,507
Total assets	$194,429	$174,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,257	$6,355
Accrued liabilities	10,082	8,402
Deferred revenue	4,789	4,526
Operating lease liability	828	928
Total current liabilities	23,956	20,211
Deferred revenue, long-term	91,920	74,696
Operating lease liability, long-term	9,211	7,370
Warrant liability	1,536	22,355
Total liabilities	126,623	124,632
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 133,152 and 112,615 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	—	—
Additional paid-in capital	425,902	369,171
Accumulated deficit	(358,096)	(319,705)
Total stockholders’ equity	67,806	49,466
Total liabilities and stockholders’ equity	$194,429	$174,098

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
		(As Restated)		(As Restated)
Revenue	$9,694	$8,109	$29,283	$27,342
Operating expenses:
Cost of revenue	—	405	—	1,408
Research and development	22,318	17,884	63,802	53,104
General and administrative	8,934	6,215	24,769	17,780
Total operating expenses	31,252	24,504	88,571	72,292
Loss from operations	(21,558)	(16,395)	(59,288)	(44,950)
Other income (expense):
Change in fair value of warrant liability	12,773	(9,272)	20,819	11,035
Interest and dividend income	60	58	78	497
Other income (expense)	—	(13)	—	482
Net loss	$(8,725)	$(25,622)	$(38,391)	$(32,936)
Net loss:
Basic	$(8,725)	$(25,622)	$(38,391)	$(32,936)
Diluted	$(8,725)	$(25,622)	$(46,437)	$(53,243)
Net loss per share:
Basic	$(0.07)	$(0.23)	$(0.32)	$(0.29)
Diluted	$(0.07)	$(0.23)	$(0.38)	$(0.47)
Shares used in computing net loss per share:
Basic	133,056	112,557	121,591	112,505
Diluted	133,056	112,557	122,482	113,991

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2021	112,615	$369,171	$(319,705)	$49,466
Net loss	—	—	(17,510)	(17,510)
Issuance of common stock for vested restricted stock units	63	(194)	—	(194)
Share-based compensation expense	—	2,539	—	2,539
Balance at September 30, 2021	112,678	371,516	(337,215)	34,301
Net loss	—	—	(12,156)	(12,156)
Issuance of common stock, net of issuance costs of $3,672	20,125	48,653	—	48,653
Exercise of stock options	102	212	—	212
Share-based compensation expense	—	2,324	—	2,324
Balance at December 31, 2021	132,905	422,705	(349,371)	73,334
Net loss	—	—	(8,725)	(8,725)
Exercise of stock options	247	360	—	360
Share-based compensation expense	—	2,837	—	2,837
Balance at March 31, 2022	133,152	$425,902	$(358,096)	$67,806

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2020	111,514	$355,452	$(278,391)	$77,061
Net income	—	—	712	712
Issuance of common stock, net of issuance costs of $64	958	3,136	—	3,136
Exercise of stock options	50	124	—	124
Share-based compensation expense	—	2,942	—	2,942
Balance at September 30, 2020	112,522	361,654	(277,679)	83,975
Net loss	—	—	(8,026)	(8,026)
Exercise of stock options	6	15	—	15
Share-based compensation expense	—	2,609	—	2,609
Balance at December 31, 2020	112,528	364,278	(285,705)	78,573
Net loss (As Restated)	—	—	(25,622)	(25,622)
Exercise of stock options	63	126	—	126
Exercise of warrants	1	6	—	6
Share-based compensation expense	—	2,645	—	2,645
Balance at March 31, 2021 (As Restated)	112,592	$367,055	$(311,327)	$55,728

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2022	2021
		(As Restated)
Cash flows from operating activities:
Net loss	$(38,391)	$(32,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(20,819)	(11,035)
Share-based compensation	7,700	8,196
Depreciation and amortization	241	215
Non-cash lease expense	636	697
Changes in operating assets and liabilities:
Accounts receivable	—	20,420
Unbilled receivables	(864)	(4,921)
Prepaid expenses and other current assets	(2,169)	(1,422)
Accounts payable	1,902	3,134
Accrued liabilities	1,680	1,672
Deferred revenue	17,487	(4,546)
Operating lease liability	(645)	(181)
Net cash used in operating activities	(33,242)	(20,707)
Cash flows from investing activities:
Purchases of property and equipment	(173)	(700)
Purchases of short-term investments	(218,164)	(325,162)
Proceeds from maturity of short-term investments	205,117	340,582
Net cash (used in) provided by investing activities	(13,220)	14,720
Cash flows from financing activities:
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(194)	—
Proceeds from exercise of stock options	572	265
Proceeds from issuance of common stock, gross	52,325	3,200
Payment of issuance costs	(3,672)	(64)
Net cash provided by financing activities	49,031	3,401
Net increase (decrease) in cash and cash equivalents	2,569	(2,586)
Cash and cash equivalents at beginning of the period	8,543	12,331
Cash and cash equivalents at end of the period	$11,112	$9,745
Supplemental disclosures:
Income taxes paid	$—	$(8)
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2,386	$8,689
Warrants issued pursuant to cashless exercise	$—	$6

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Restatement of Previously Issued Financial Statements

MEI Pharma, Inc. (the "Company") has restated our previously issued financial statements and related disclosures as of and for the three and nine months ended March 31, 2021 included in our original Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the "SEC") on May 6, 2021 (the "Original Quarterly Report"), in order to correct errors resulting from the incorrect application of generally accepted accounting principles relating to revenue recognition as it pertains to the application of the cost-to-cost method for revenue recognition. The applicable Notes to Condensed Financial Statements were also updated to reflect the restatement. Our revised accounting for revenue recognition did not have any effect on our previously reported operating expenses or cash and short-term investments.

Impact of Restatement

We identified and corrected certain errors in the manner in which we recognized revenue from our License, Development and Commercialization Agreement with Kyowa Kirin Company ("KKC") (the "KKC Commercialization Agreement") with the result that revenue was overstated in some quarters and understated in other quarters in our financial statements during 2020 and 2021. The errors relate to the appropriate timing and amounts of revenue recognized at a point in time, including revenue from a historical cumulative catch-up adjustment and pass through services, and over time under the cost-to-cost method associated with the KKC Commercialization Agreement (Note 3), including correction of the allocation of variable consideration between the various development service performance obligations. As a result, we determined that a material error in the financial statements had occurred which required a restatement of the March 31, 2021 financial statements included in the Original Quarterly Report. The cumulative effect of these errors as of December 31, 2021 was a misstatement of deferred revenue and accumulated deficit of $3.9 million.

The following tables reflect the impact of the restatement adjustments to the specific line items presented in our previously reported financial statements for the periods indicated. The amounts originally reported were derived from our Original Quarterly Report (in thousands, except per share amounts):

	March 31, 2021
	As Originally Reported	Adjustments	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$19,143	$(15,064)	$4,079
Total current liabilities	33,376	(15,064)	18,312
Deferred revenue, long-term	70,734	4,298	75,032
Total liabilities	141,160	(10,766)	130,394
Stockholders’ equity:
Accumulated deficit	(322,093)	10,766	(311,327)
Total stockholders’ equity	44,962	10,766	55,728

	Three Months Ended March 31, 2021
	As Originally Reported	Adjustments	As Restated
Revenue	$2,418	$5,691	$8,109
Loss from operations	(22,086)	5,691	(16,395)
Net loss	(31,313)	5,691	(25,622)
Net loss:
Basic	(31,313)	5,691	(25,622)
Diluted	(31,313)	5,691	(25,622)
Net loss per share:
Basic	(0.28)	0.05	(0.23)
Diluted	(0.28)	0.05	(0.23)

	Nine Months Ended March 31, 2021
	As Originally Reported	Adjustments	As Restated
Revenue	$15,419	$11,923	$27,342
Loss from operations	(56,873)	11,923	(44,950)
Net loss	(44,859)	11,923	(32,936)
Net loss:
Basic	(44,859)	11,923	(32,936)
Diluted	(65,166)	11,923	(53,243)
Net loss per share:
Basic	(0.40)	0.11	(0.29)
Diluted	(0.57)	0.10	(0.47)

	Nine Months Ended March 31, 2021
	As Originally Reported	Adjustments	As Restated
Statement of Stockholders' Equity
Accumulated deficit	$(322,093)	$10,766	$(311,327)
Total stockholders' equity	44,962	10,766	55,728

	Nine Months Ended March 31, 2021
	As Originally Reported	Adjustments	As Restated
Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(44,859)	$11,923	$(32,936)
Changes in operating assets and liabilities:
Deferred revenue	7,377	(11,923)	(4,546)
Net cash used in operating activities	(20,707)	—	(20,707)

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

Liquidity

We have accumulated losses of $358.1 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2022, we had $169.0 million in cash and cash equivalents and short-term investments. We believe that these resources will be sufficient to meet our obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

We recognized revenue associated with the following license agreements (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
		(As Restated)		(As Restated)
KKC License Agreements	$9,694	$8,012	$29,283	$26,902
Helsinn License Agreement	—	97	—	440
	$9,694	$8,109	$29,283	$27,342
Timing of Revenue Recognition:
Development services performed over time	$9,694	$7,556	$26,970	$25,559
Pass through services at a point in time	—	553	2,313	1,783
	$9,694	$8,109	$29,283	$27,342

The KKC Commercialization Agreement (Note 3) included other distinct performance obligations satisfied over time, and accordingly we recognized $29.3 million and $26.9 million related to our progress toward satisfying those obligations during the nine months ended March 31, 2022 and 2021, respectively.

Based on the characteristics of the Helsinn License Agreement (Note 3), we recognized revenue based on the extent of progress towards completion of the performance obligations. The Helsinn License Agreement was terminated in November 2021.

Contract Balances

Contract liabilities are included in “Deferred revenue” and “Deferred revenue long-term”. The following table presents changes in accounts receivable, unbilled receivables, and contract liabilities accounted for under Topic 606 during the nine months ended March 31, 2022 and 2021 (in thousands):

	Nine Months Ended March 31,
	2022	2021
		(As Restated)
Accounts receivable
Accounts receivable, beginning of period	$—	$83
Amounts billed	45,927	18,267
Payments received	(45,927)	(18,350)
Accounts receivable, end of period	$—	$—
Unbilled receivables
Unbilled receivables, beginning of period	$7,582	$2,858
Billable amounts	46,791	22,841
Amounts billed	(45,927)	(18,267)
Unbilled receivables, end of period	$8,446	$7,432
Contract liabilities
Contract liabilities, beginning of period	$14,677	$19,108
Revenue recognized	(2,513)	(4,908)
Payments received	20,000	366
Contract liabilities, end of period	$32,164	$14,566

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

As of March 31, 2022, we had $96.7 million of deferred revenue associated with the KKC Commercialization Agreement, of which $64.5 million relates to the U.S. license which is a unit of account under the scope of Topic 808 and is not a deliverable under Topic 606, and $32.2 million relates to the development services performance obligations which are under the scope of Topic 606.

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

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2022, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

There have been no material changes in our unrecognized tax benefits since June 30, 2021, and, as such, the disclosures included in our 2021 Amended Annual Report continue to be relevant for the nine months ended March 31, 2022.

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

We measure the following financial instruments at fair value on a recurring basis. The fair values of these financial instruments were as follows (in thousands):

	March 31, 2022			June 30, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant liability	$—	$—	$1,536	$—	$—	$22,355
Total	$—	$—	$1,536	$—	$—	$22,355

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

In May 2018, we issued warrants in connection with our private placement of shares of common stock. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Balance Sheet. We recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our Condensed Statement of Operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the Condensed Statement of Operations for the three and nine months ended March 31, 2022 and 2021, respectively.

To calculate the fair value of the warrant liability, the following assumptions were used:

	March 31, 2022	June 30, 2021
Risk-free interest rate	1.7%	0.2%
Expected life (years)	1.1	1.9
Expected volatility	122.1%	88.5%
Dividend yield	0.0%	0.0%
Black-Scholes Fair Value	$0.10	$1.39

The following table sets forth a summary of changes in the estimated fair value of our Level 3 warrant liability for the nine months ended March 31, 2022 and 2021 (in thousands):

	Fair Value of Warrants Using Significant Unobservable Inputs (Level 3)
	2022	2021
Balance at July 1,	$22,355	$40,483
Reclassification of derivative liability to equity upon exercise of warrants	—	(6)
Change in estimated fair value of liability classified warrants	(20,819)	(11,035)
Balance at March 31,	$1,536	$29,442

Note 3. License Agreements

KKC License, Development and Commercialization Agreement

In April 2020, we entered into the License, Development and Commercialization Agreement (the “KKC Commercialization Agreement”) with Kyowa Kirin Company (“KKC”). Under the agreement, we granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S. (the "U.S. License"), and an exclusive (subject to certain retained rights to perform obligations under the KKC Commercialization Agreement), sublicensable, payment-bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the United States (the “Ex-U.S.”) (the “Ex-U.S. License”). KKC granted to us a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize zandelisib for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-U.S. under the KKC Commercialization Agreement. KKC paid us an initial payment of $100.0 million. Additionally, we may earn up to approximately $582.5 million in potential development, regulatory and commercialization milestone payments, plus royalties on net sales of zandelisib in the Ex-U.S., which are tiered beginning in the teens. During the nine months ended March 31, 2022, we reached two milestones triggering a total of $20.0 million, which was recorded as deferred revenue to be recognized as the performance obligations are met.

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

We determined, at the time of our initial assessment, that the total transaction price of $191.5 million is comprised of the upfront payment of $100.0 million, expected milestone payments of $20.0 million, estimated development cost-sharing of $66.3 million, and deferred revenue of $5.2 million from the KKC Japan License Agreement. During the nine months ended March 31, 2022, we updated our estimate of variable consideration related to development cost sharing to $222.0 million. We increased our estimate primarily as a result of further visibility into total expected costs for these development estimates. Any variable consideration related to sales-based royalties and commercial milestones related to licenses of intellectual property will be determined when the sale or usage occurs, and is therefore excluded from the transaction price. In addition, we are eligible to receive future development and regulatory milestones upon the achievement of certain criteria; however, these amounts are excluded from variable consideration as the risk of significant revenue reversal will only be resolved depending on future research and development and/or regulatory approval outcomes. We re-evaluate the estimated variable consideration included in the transaction price and any related constraints at the end of each reporting period.

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

We determined that control of the U.S. License and Ex-U.S. License were transferred to KKC during the year ended June 30, 2020, and recognized revenue of $21.0 million related to the Ex-U.S. License. The $64.5 million transaction price allocated to the U.S. License obligation accounted for under Topic 808 is recorded as non-current deferred revenue and will begin to be recognized upon future commercialization as non-ASC 606 revenue. As of March 31, 2022 and June 30, 2021, we recorded deferred revenue of $32.2 million and $14.7 million, respectively, for the transaction price allocated to the Development Services performance obligations and are recognizing this revenue based on the proportional performance of these development activities, which we expect to recognize through fiscal year 2030. Revenue related to development services cost sharing is recognized based on the performance of the development activities.

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

Note 5. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and nine months ended March 31, 2022 and 2021. Diluted net loss per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

The following table presents the calculation of net loss used to calculate basic loss and diluted loss per share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
		(As Restated)		(As Restated)
Net loss – basic	$(8,725)	$(25,622)	$(38,391)	$(32,936)
Change in fair value of warrant liability	—	—	(8,046)	(20,307)
Net loss – diluted	$(8,725)	$(25,622)	$(46,437)	$(53,243)

Share used in calculating net loss per share was determined as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Weighted average shares used in calculating basic net loss per share	133,056	112,557	121,591	112,505
Effect of potentially dilutive common shares from equity awards and liability-classified warrants	—	—	891	1,486
Weighted average shares used in calculating diluted net loss per share	133,056	112,557	122,482	113,991

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

The following table presents weighted-average potentially dilutive shares that have been excluded from the calculation of net loss per share because of their anti-dilutive effect (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Stock options	20,400	16,161	20,581	15,618
Restricted stock units	224	430	237	430
Warrants	16,059	16,060	5,353	5,354
Total anti-dilutive shares	36,683	32,651	26,171	21,402

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

Presage License Agreement

As discussed in Note 3, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of March 31, 2022, we had not accrued any amounts for potential future payments as achievement of the milestones has not been met.

COVID-19

As a result of the ongoing COVID-19 pandemic, various public health orders and guidance measures have been implemented across much of the United States, and across the globe, including in the locations of our office, clinical trial sites, key vendors and partners. Despite the relaxation of many governmental orders earlier this year, COVID-19 still impacts the normal conduct of business. While we continue to enroll and dose patients in our clinical trials, our clinical development program timelines may continue to be subject to potential negative impacts from the ongoing pandemic in the U.S. and globally.

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

Not only might the ongoing COVID-19 pandemic impact the conduct of our clinical trials, but it may also impact our ability to procure the necessary supply of our investigational drug products, as well as any ancillary supplies necessary for the conduct of our studies. Third party manufacturers may also need to implement measures and changes, or deviate from typical manufacturing requirements that may otherwise adversely impact our product candidates.

Nasdaq Bid Price Letter

On May 9, 2022, the Company received a letter from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market.

In accordance with Nasdaq listing rules, the Company was provided an initial period of 180 calendar days, or until November 7, 2022, to regain compliance. The letter states that Nasdaq will provide written notification that the Company has achieved compliance with its rules if at any time before November 7, 2022, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Nasdaq letter had no immediate effect on the listing or trading of the Company’s common stock and the common stock continued to trade on The Nasdaq Capital Market.

If the Company does not regain compliance with Nasdaq listing rules by November 7, 2022, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to Nasdaq that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq would notify the Company that its securities would be subject to delisting. In the event of such a notification, the Company may appeal Nasdaq’s determination to delist its securities, but there can be no assurance Nasdaq would grant the Company’s request for continued listing.

The Company has not regained compliance with Nasdaq listing rules as of the date these financial statements were issued.

Note 7. Leases

We are party to a lease agreement for approximately 32,800 square feet of office space in San Diego, California. We have accounted for the lease as an operating lease. The original contractual lease term was from July 2020 through March 2028. The lease contained an option to renew and extend the lease terms. We have not included the lease extension within the ROU asset and lease liability on the balance sheet as it is not reasonably certain to be exercised. The lease includes variable non-lease components (e.g., common area maintenance, maintenance, etc.) that are not included in the ROU asset and lease liability and are reflected as an expense in the period incurred. We do not have any other operating or finance leases. Upon commencement of the original lease, we recognized an operating lease ROU asset of $8.7 million and a corresponding operating lease liability of $8.7 million.

In January 2022, we entered into an amended lease agreement for an additional 12,300 square feet of office space in San Diego, California, for a total of approximately 45,100 square feet of office space. The amended lease agreement extended the term of our current office space by 22 months, through January 2030. The lease term for the additional space will begin upon the earlier of September 1, 2022 or the date that the landlord’s work is completed on the additional space, and will expire in January 2030. Our total contractual obligation over the term of the amended lease is approximately $21.5 million. Upon commencement of the lease amendment, we recognized an operating lease ROU asset of $2.4 million and a corresponding operating lease liability of $2.4 million for the extended term of our current office space.

The total operating lease costs were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Operating lease cost	$377	$377	$1,130	$1,130

Supplemental cash flow information related to our operating leases were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$380	$369	$1,139	$615
Right-of-use assets obtained in exchange for operating lease obligations:	2,386	—	2,386	8,689

The following is a schedule of the future minimum rental payments for our operating lease, reconciled to the lease liability as of March 31, 2022 (in thousands):

March 31, 2022
Remainder of fiscal year ending June 30, 2022	$380
Years ending June 30,
2023	1,565
2024	1,612
2025	1,168
2026	1,710
2027	1,761
Thereafter	5,450
Total lease payments	13,646
Less: Present value discount	(3,607)
Total operating lease liability	$10,039
Balance Sheet Classification – Operating Lease
Operating lease liability	$828
Operating lease liability, long-term	9,211
Total operating lease liability	$10,039
Other Balance Sheet Information – Operating Lease
Weighted average remaining lease term (in years)	7.8
Weighted average discount rate	7.50%

Note 8. Short-Term Investments

As of March 31, 2022, and June 30, 2021, our short-term investments consisted of $157.9 million and $144.9 million, respectively, in U.S. government securities. The short-term investments held as of March 31, 2022 and June 30, 2021 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. As of March 31, 2022, and June 30, 2021, the gross holding gains and losses were immaterial.

Note 9. Stockholders’ Equity

Equity Transactions

Underwritten Registered Offering

In December 2021, we completed an underwritten registered offering of 20,125,000 shares of common stock at a price per share of $2.60 for gross proceeds of $52.3 million. We received net cash proceeds of $48.7 million associated with the offering, after costs of $3.7 million.

Shelf Registration Statement

We have a shelf registration statement that permits us to sell, from time to time, up to $200.0 million of common stock, preferred stock and warrants. The shelf registration was filed and declared effective in May 2020, replacing our prior shelf registration statement that was filed and declared effective in May 2017, and carrying forward approximately $107.5 million of unsold securities registered under the prior shelf registration statement. As of March 31, 2022, there is $123.4 million aggregate value of securities available under the shelf registration statement, including up to $60.0 million remaining available under the 2020 ATM Sales Agreement described below.

At-The-Market Equity Offering

On November 10, 2020, we entered into an At-The-Market Equity Offering Sales Agreement (the “2020 ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $60.0 million of our common stock pursuant to the shelf registration statement. As of March 31, 2022, there is $60.0 million remaining available under the 2020 ATM Sales Agreement.

During the nine months ended March 31, 2021, we sold 958,083 shares under a previous ATM agreement for gross proceeds of $3.2 million. We received net cash proceeds of $3.1 million, after costs of $0.1 million.

Warrants

As of March 31, 2022, we have outstanding warrants to purchase 16,058,985 shares of our common stock. The warrants are fully vested, exercisable at a price of $2.54 per share and expire in May 2023. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Balance Sheet. Therefore, we are required to account for the warrants as liabilities and record them at fair value. The warrants were revalued as of March 31, 2022 and June 30, 2021 at $1.5 million and $22.4 million, respectively; the changes in fair value were recorded in our Condensed Statement of Operations.

Note 10. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs. In December 2008, we adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (“Omnibus Plan”), as amended and restated from time-to-time, under which 29,014,794 shares of common stock are authorized for issuance. The Omnibus Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, employees and advisors. As of March 31, 2022, there were 8,347,062 shares available for future grant under the Omnibus Plan.

In May 2021, we adopted the 2021 Inducement Plan ("Inducement Plan"), under which 2,500,000 shares of common stock are authorized for issuance. The Inducement Plan is intended to assist us in attracting and retaining selected individuals to serve as employees who are expected to contribute to our success, by providing an inducement for such individuals to enter into employment with us, and to achieve long-term objectives that will benefit stockholders of the Company. As of March 31, 2022, there were 243,000 shares available for future grant under the Inducement Plan.

Total share-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Research and development	$1,118	$1,207	$2,398	$3,496
General and administrative	1,719	1,438	5,302	4,700
Total share-based compensation	$2,837	$2,645	$7,700	$8,196

Stock Options

Stock option activity for the nine months ended March 31, 2022 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	16,668,542	$3.01
Granted	6,694,734	2.71
Exercised	(348,547)	1.64
Forfeited / Cancelled	(2,423,119)	3.15
Outstanding at March 31, 2022	20,591,610	2.91	7.7	$738
Vested and exercisable at March 31, 2022	10,115,129	2.93	6.4	$—

The fair value of each stock option granted during the nine months ended March 31, 2022 is estimated on the grant date under the fair value method using a Black-Scholes valuation model. Stock options granted to employees during the nine months ended March 31, 2022 vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors during the nine months ended March 31, 2022 vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. The estimated fair values of the stock options, including the effect of estimated forfeitures, are expensed over the service period.

The following weighted-average assumptions were used to determine the fair value of options granted during the period:

	Nine Months Ended March 31,
	2022	2021
Risk-free interest rate	1.2%	0.5%
Expected life (years)	6.0	6.0
Expected volatility	68.8%	81.1%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$1.65	$2.32

As of March 31, 2022, there was $9.5 million of unrecognized compensation expense related to the unvested portion of stock options. Such compensation expense is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

RSU activity for the nine months ended March 31, 2022 was as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Non-vested at June 30, 2021	400,650	$3.49
Vested	(130,000)	$3.49
Forfeited / Cancelled	(46,250)	$3.49
Non-vested at March 31, 2022	224,400	$3.49

Each RSU represents the contingent right to receive one share of our common stock. Under the terms of the Omnibus Plan, each of the RSUs is calculated as 1.25 shares of common stock for purposes of determining the number of shares available for future grant. During the nine months ended March 31, 2022, 130,000 RSUs vested. We issued 63,855 shares of common stock to RSU holders; 66,145 shares were surrendered to us by RSU holders as payment for the employee portion of the required withholding of associated payroll taxes. As of March 31, 2022, unrecognized compensation expense related to the unvested portion of our RSUs was approximately $0.1 million and is expected to be recognized over approximately three months.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” in our 2021 Amended Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission on May 23, 2022. Set forth below is a summary of the principal risks we face:

•
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.
•
The ongoing military conflict between Russia and Ukraine has affected our planned sites in Ukraine and Russia for the COASTAL trial. Failure to replace those sites with new sites could have a materially detrimental effect on recruitment timelines.
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
•
The ongoing COVID-19 pandemic, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials;
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
•
We are not in compliance with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital;
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

The following information has been adjusted to reflect the restatement of our financial statements as described in Note 1, "Restatement of Previously Issued Financial Statements," in the Notes to Condensed Financial Statements of this Quarterly Report.

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

As a result of the ongoing COVID-19 pandemic, various public health orders and guidance measures have been implemented across much of the United States, and across the globe, including in the locations of our office, clinical trial sites, key vendors and partners. The COVID-19 virus may continue to mutate into different strains, which could be more contagious or severe or for which current vaccines and treatments are not effective or available.

While we continue to enroll and dose patients in our clinical trials, certain of our clinical trials evaluating zandelisib and voruciclib have been delayed due to COVID-19, and our clinical development program timelines may continue to be subject to potential negative impacts from the ongoing pandemic in the U.S. and globally. The extent to which the ongoing pandemic continues to impact our business, including our preclinical studies, chemistry, manufacturing and controls (“CMC”) studies, manufacturing, and clinical trials, will depend on future developments, which are highly uncertain and cannot be predicted with confidence including the fluctuating geographic distribution of the disease, the duration of the pandemic, the development, effectiveness and timing of distribution of treatments and vaccines for COVID-19, travel restrictions and social distancing in other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to minimize its economic impact, including vaccination rates and effectiveness. See the section entitled "Results of Operations - Contractual Obligations - COVID-19."

As a result of the ongoing military conflict between Russia and Ukraine, our planned sites in Ukraine and Russia for the COASTAL trial have been suspended and no enrollment is planned in these two countries. Study sites in Ukraine and Russia will need to be moved elsewhere. Failure to find a replacement for those sites could have a detrimental effect on recruitment timelines. It is possible this conflict may further impact enrollment at study sites in neighboring countries (e.g. Poland, Georgia, and Hungary).

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

•
Zandelisib, an oral phosphatidylinositol 3-kinase (“PI3K”) delta inhibitor;
•
Voruciclib, an oral cyclin-dependent kinase 9 (“CDK9”) inhibitor; and
•
ME-344, a mitochondrial inhibitor targeting the oxidative phosphorylation (“OXPHOS”) complex.

1.
Study evaluating patients with Indolent B-cell non-Hodgkin's lymphoma (iB-NHL) without small lymphocytic lymphoma (SLL), lymphoplasmacytic lymphoma (LPL), and Waldenström's macroglobulinemia (WM) conducted by Kyowa Kirin.
2.
Study arm initiated under clinical collaboration with BeiGene, Ltd.
3.
Investigator-initiated trial.
4.
Initiation of clinical studies is subject to opening of a new Investigational New Drug Application with FDA

Zandelisib: PI3Kδ Inhibitor in Multiple Trials Intended to Support Marketing Approvals in Relapsed or Refractory Follicular and Marginal Zone Lymphomas

Zandelisib is an oral, once-daily, selective PI3Kδ inhibitor in clinical development for the treatment of B-cell malignancies. Clinical studies are focused on the time-limited, intermittent dosing, of zandelisib in patients with relapsed or refractory (“r/r”) indolent non-Hodgkin lymphomas and chronic lymphocytic leukemia ("CLL"). “Time-limited” therapy is treatment which is to be administered for a fixed period of time and not based on an event like disease progression.

In March 2020, the FDA granted zandelisib Fast Track designation for the treatment of adult patients with r/r follicular lymphoma (“FL”) who have received at least two prior systemic therapies. In November 2021 the FDA granted orphan-drug designation to zandelisib for the treatment of follicular lymphoma. In April 2020, we entered a global license, development and commercialization agreement to further develop and commercialize zandelisib with Kyowa Kirin Co., Ltd. (“KKC”). MEI and KKC will co-develop and co-promote zandelisib in the U.S., with MEI recording all revenue from U.S. sales. KKC has exclusive commercialization rights outside of the U.S.

We are conducting multiple ongoing studies evaluating zandelisib. Our studies include TIDAL, a Phase 2 study evaluating zandelisib as a monotherapy in patients with r/r FL and marginal zone lymphoma (“MZL”) patients who have received at least two prior lines of treatment. Enrollment in the FL cohort of the study is complete. Enrollment of the MZL cohort remains ongoing. In November 2021 TIDAL data was first reported for the cohort of patients with FL, including an overall response rate of 70.3% in the primary efficacy population as determined by Independent Review Committee assessment in the primary efficacy population of 91 patients; the complete response rate was 35.2%. It was also reported that zandelisib was generally well tolerated in the TIDAL study; with 9.4 months (range: 0.8-24) median duration of follow-up in the total study population of 121 patients with FL, interim data demonstrated a discontinuation rate due to any drug related adverse event of 9.9%. Patients enrolled in the study continue to be followed for safety as well as duration of response.

On March 24, 2022, we reported that the FDA recently informed us of its position that a randomized trial is now needed to adequately assess drug efficacy and safety of PI3K inhibitor drug candidates, including zandelisib. Based on this view, the agency discouraged a planned filing based on the Phase 2 TIDAL study data and emphasized that the companies continue efforts with the ongoing, randomized Phase 3 COASTAL study as planned. On April 21, 2022, FDA’s Oncology Drugs Advisory Committee concluded that companies developing PI3K-delta inhibitors for hematologic malignancies should conduct randomized trials, not single arm studies, to support approval. Accordingly, in line with the FDA’s recommendation, we no longer plan to submit an FDA marketing application based on the single arm Phase 2 TIDAL study. In addition, while the FDA stated that safety on the 60 mg intermittent schedule appears reasonable, it recommended continued dose exploration to further support the current dose and regimen.

COASTAL is an ongoing Phase 3 study evaluating the intermittent dosing and time-limited therapy of zandelisib in combination with rituximab in patients with r/r FL and MZL who have received at least one prior line of treatment. COASTAL is intended to support full marketing applications in the U.S. and globally in r/r FL and MZL patients receiving at least one prior line of treatment.

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

Zandelisib: Potentially Highly Differentiated Pharmaceutical Properties within a Clinically Validated Class of Treatments

While PI3Kδ inhibitors as a group are a clinically validated class for the treatment of B-cell malignancies, earlier entrants to the class have been challenged by toxicities, modest efficacy and/or inconvenience of administration route. We believe this provides an opportunity for the development of a next-generation candidate with pharmaceutical properties that may realize the therapeutic potential of PI3Kδ inhibition by limiting toxicities and improving upon modest efficacy, which together hinder clinical utility.

The molecular structure and pharmacodynamic characteristics of zandelisib are distinct from the FDA approved PI3Kδ inhibitors. Clinical and preclinical data demonstrate that zandelisib’s distinct characteristics include prolonged target binding, preferential cellular accumulation, high volume of distribution throughout the body tissues, and an approximately 28-hour half-life suitable for once daily oral administration. The properties of zandelisib support the evaluation of an innovative dosing ("ID") regimen. The ID regimen consists of daily dosing only in the first seven days of each 28-day dosing cycle. The unique zandelisib ID regimen is hypothesized to allow for the recovery of regulatory T cells, which in turn may lead to fewer and/or less severe immune-related adverse events. This may provide long-term disease control through maintenance therapy, without the need for dose reductions or premature discontinuations. Clinical evaluation of the ID regimen to date has demonstrated the potential to maintain clinical benefit while minimizing immune-related toxicities common to other PI3Kδ agents, either as a monotherapy or in combination with other therapies.

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

Under the terms of the KKC Commercialization Agreement, KKC paid us an initial payment of $100 million. We may also earn up to approximately $582.5 million in potential development, regulatory and commercialization milestone payments, plus royalties on net sales of zandelisib in the Ex-U.S., which are tiered beginning in the teens. During the nine months ended March 31, 2022, two $10 million milestones were earned in connection with the initiation of the Phase 3 COASTAL study.

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

Clinical Program Overview

We are conducting multiple ongoing studies evaluating zandelisib including TIDAL, a global Phase 2 trial evaluating patients with r/r FL and MZL with at least two prior of lines of therapy, and COASTAL, a global Phase 3 study evaluating patients with r/r FL and MZL with at least one prior line of therapy that is intended to support full marketing authorization with the FDA as well as regulatory authorities globally. Clinical evaluation is focused on the intermittent dosing of zandelisib as part of time-limited therapy.

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

In addition to other planned clinical studies sponsored by us, such as initiation of the Phase 2 CORAL study evaluating zandelisib in combination with venetoclax plus rituximab in patients with CLL in the first half of calendar year 2022, we also plan to support select investigator-initiated studies, including one being conducted at the Cleveland Clinic evaluating zandelisib combined with standard of care in patients with newly diagnosed diffuse large B-cell lymphoma (“DLBCL”).

All ongoing studies, as well as planned studies, utilize zandelisib’s unique ID regimen intended to optimize zandelisib’s therapeutic profile and also support its potential as a backbone for combination approaches with other modalities in the treatment of B-cell malignances.

Phase 1b Multi-arm Trial

In May 2022, updated data from the Phase 1b clinical trial evaluating zandelisib as a monotherapy and in combination with rituximab or zanubrutinib in patients with r/r FL was published in an abstract selected to be featured in a poster discussion at the European Hematology Association ("EHA") 2022 Congress to be held in June 2022.

The abstract reports data from the evaluation of zandelisib in 69 patients with follicular lymphoma. In the 69 patients, zandelisib was administered at 60 mg daily for two 28-day cycles then on the ID regimen of 60 mg daily on days 1-7 of a 28-day cycle as a single agent (Group 1, n=18) or in combination with rituximab (Group 2, n=19). Group 3 (n=32) evaluated zandelisib 60 mg on ID regimen from cycle 1 and zanubrutinib 80 mg twice daily. Patients were generally heavily pretreated and had a median follow-up of 10.8 months (range 1.8-49.5).

The overall response rate in 65 evaluable pts was 84.6% (55/65) and the complete response rate was 24.6% (16/65). The overall response rate was 77.8% (14/18) in Group 1, 94.7% (18/19) in Group 2, and 82.1% (23/28) in Group 3. The median duration of response was 31.1 months in Group 1, 25.8 months in Group 2, and not yet mature in Group 3, with median drug exposure of 17.1, 20.5, and 7.1 months, respectively.

Six patients (8.7%) discontinued therapy due to an adverse event. Grade 3 adverse events of special interest were rash in 6 patients (8.7%), ALT increased in 6 (8.7%), diarrhea in 3 (4.3%), colitis in 2 (2.9%), and AST increased in 3 (4.3%). No grade 4-5 adverse events of special interest were reported. One patient in Group 3 had reversible grade 4 drug rash with eosinophilia and systemic symptoms ("DRESS") syndrome. Grade 3-4 neutropenia was observed in 11 patients (16%).

The Phase 1b study is enrolling the r/r MCL expansion cohort, and will continue to further evaluate the combination of zandelisib 60 mg administered on days 1-7 starting Cycle 1 and zanubrutinib administered at 80 mg twice daily.

TIDAL: A Phase 2 Trial Evaluating Zandelisib as a Single-Agent in Follicular and Marginal Zone Lymphoma Patients

TIDAL is an ongoing global Phase 2 trial evaluating the intermittent administration of zandelisib as a monotherapy across two study cohorts: the first study cohort for the treatment of adults with r/r FL and the second study cohort for r/r MZL, in both cases after failure of at least two prior systemic therapies including chemotherapy and an anti-CD20 antibody. The study is evaluating zandelisib administered once daily at 60 mg for two 28-day cycles and then on an intermittent schedule of once daily dosing for the first seven days of each subsequent 28-day cycle (i.e., IS). The primary efficacy endpoint is the rate of objective responses to therapy and other endpoints include duration of response and tolerability of zandelisib. The primary efficacy population sample size for r/r FL is 91 patients and the primary efficacy population sample size for r/r MZL is 64 patients. Total study enrollment in the FL cohort is 121 patients administered zandelisib on the ID regimen after 2 cycles (56 days) of daily dosing to provide additional safety data for the registration application. Enrollment of the FL cohort of the TIDAL study is complete.

In November 2021, we first reported data from the TIDAL study. In May 2022, an update to the November 2021 TIDAL data report was published in an abstract selected to be featured in an oral presentation at the EHA 2022 Congress to be held in June 2022.

The EHA abstract reports that ORR was 70.3% (N=64), with 32 patients (35.2%) achieving a complete response. Responses occurred early: 85.5% (N=56) achieved a response in the first two cycles of therapy and 75% of CRs (N=24) achieved the first four cycles. Patients were generally heavily pretreated: the median number of prior therapies was three (range 2-8), 21 patients (23%) received prior stem cell transplant, 42 patients (46%) were refractory to last therapy, 31 patients (34%) had tumors ≥5 cm, and 51 patients (56%) were POD24. The data are still immature to estimate accurately the DOR.

With a median follow-up of 9.4 months (range 0.8-24) in the safety population of 121 pts, 12 patients (9.9%) discontinued therapy due to any drug-related AE. Grade 3 adverse events of special interest (AESI) were diarrhea in 6 patients (5%), colitis in two (1.7%), cutaneous rash in four (3.3%), stomatitis in three (2.5%), and one (0.8%) each for AST and ALT elevation, and non-infectious pneumonitis. Grade 3 AESIs primarily (15 of 18, 83%) occurred in cycles 1-3, during daily dosing, with only three cases reported on ID regimen in Cycles ≥4.

COASTAL: A Phase 3 Trial Intended to Support Full FDA and Global Marketing Authorizations

COASTAL is a global, randomized, two-arm Phase 3 trial comparing the intermittent and time-limited administration of zandelisib plus rituximab to standard of care chemotherapy plus rituximab, in patients with r/r FL or MZL who received at least one prior line of therapy, which must have included an anti-CD20 antibody in combination with chemotherapy or lenalidomide. COASTAL is expected to enroll 534 patients. Zandelisib will be administered once daily for two 28-day cycles followed by an intermittent schedule of once daily dosing for seven days of each subsequent 28-day cycle for a total of 24 months, in combination with rituximab (R) in the first six months only. The control arm will consist of six cycles of the standard chemoimmunotherapy regimens R-CHOP or R-bendamustine. The primary efficacy endpoint is progression-free survival; secondary endpoints include overall response rate, overall survival, patient reported outcomes assessments, and safety and tolerability.

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

We are exploring opportunities to clinically evaluate voruciclib in solid tumors where MYC may play an important role in tumor growth. We also plan to initiate a Phase 1b study evaluating voruciclib in combination with venetoclax in patients with AML mid calendar year 2022.

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

Results from our earlier, first-in-human, single-agent Phase 1 clinical trial of ME-344 in patients with refractory solid tumors were published in the April 1, 2015 issue of Cancer. The results indicated that eight of 21 evaluable patients (38%) treated with ME-344 achieved stable disease or better, including five who experienced progression-free survival that was at least twice the duration of their last prior treatment before entry into the trial. In addition, one of these patients, a heavily pre-treated patient with small cell lung cancer, achieved a confirmed partial response and remained on study for two years. ME-344 was generally well tolerated at doses equal to or less than 10 mg/kg delivered on a weekly schedule for extended durations. Treatment-related adverse events included nausea, dizziness and fatigue. Dose-limiting toxicities were observed at both the 15 mg/kg and 20 mg/kg dose levels, consisting primarily of grade 3 peripheral neuropathy. We are planning to advance ME-344 in combination with the anti-angiogenic antibody bevacizumab in a Phase 1b study evaluating patients with relapsed colorectal cancer by the end of calendar year 2022.

Additionally, ME-344 may also have clinical potential against hematological malignancies. At the AACR Annual Meeting 2022, a poster presentation reported results from preclinical studies exploring the ability of ME-344 to enhance the activity of venetoclax against AML. Data from the in vitro and in vivo preclinical studies evaluating the combination of ME-344 with venetoclax in standard-of-care-resistant AML cell lines and relapsed or refractory AML patient samples suggest that ME-344, both alone and in combination with venetoclax, inhibits purine biosynthesis, suppresses oxidative phosphorylation, induces apoptosis and decreases Mcl-1, which together target metabolic vulnerabilities of AML cells. The data demonstrated that ME-344 and venetoclax prolong survival in MV4-11- and MV4-11/AraC-R-derived xenograft AML models. The poster concludes that ME-344 enhances venetoclax activity against AML cells including resistant AML.

Results of Operations

The following information has been adjusted to reflect the restatement of our financial statements as described in Note 1, "Restatement of Previously Issued Financial Statements," in the Notes to Condensed Financial Statements of this Quarterly Report.

Comparison of three months ended March 31, 2022 and 2021

We had a loss from operations of $21.6 million for the three months ended March 31, 2022 compared to a loss from operations of $16.4 million for the three months ended March 31, 2021.

Revenue: We recognized revenue of $9.7 million for the three months ended March 31, 2022 compared to $8.1 million for the three months ended March 31, 2021. Revenue increased as a result of increased reimbursement of expenses from KKC due to research and development activity related to zandelisib and our progress towards completion of our performance obligations under the KKC Commercialization Agreement.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Three Months Ended March 31,
Research and development expenses	2022	2021
Zandelisib	$13,071	$11,460
Voruciclib	1,364	694
ME-344	382	212
Other	7,501	5,518
Total research and development expenses	$22,318	$17,884

Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations “CROs”), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $22.3 million for the three months ended March 31, 2022 compared to $17.9 million for the three months ended March 31, 2021. Costs related to zandelisib increased primarily as a result of higher professional services costs to support ongoing clinical studies offset by decreased costs for the COASTAL study as a result of higher start-up costs during the prior period. Costs related to voruciclib increased for the three months ended March 31, 2022 compared with the three months ended March 31, 2021, due primarily to increased costs associated with the phase 1b study and drug manufacturing costs. Costs related to ME-344 increased for the three months ended March 31, 2022 compared with the three months ended March 31, 2021, due primarily to increased drug manufacturing costs. Other research and development costs increased for the three months ended March 31, 2022 due primarily to higher levels of personnel costs ($1.8 million) associated with increased headcount to support our clinical activities.

General and Administrative: General and administrative expenses increased by $2.7 million to $8.9 million for the three months ended March 31, 2022 compared to $6.2 million for the three months ended March 31, 2021. The increase is primarily due to increased personnel costs ($1.4 million), external professional services and legal costs ($0.6 million), share-based compensation ($0.3 million), and corporate overhead costs ($0.4 million).

Other income or expense: We recorded a non-cash gain of $12.8 million during the three months ended March 31, 2022 due to a change in the fair value of our warrant liability. The change in the warrant liability is primarily due to changes in our stock price.

Comparison of nine months ended March 31, 2022 and 2021

We had a loss from operations of $59.3 million for the nine months ended March 31, 2022 compared to a loss from operations of $45.0 million for the nine months ended March 31, 2021.

Revenue: We recognized revenue of $29.3 million for the nine months ended March 31, 2022 compared to $27.3 million for the nine months ended March 31, 2021. Revenue increased as a result of increased reimbursement of expenses from KKC due to research and development activity related to zandelisib.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Nine Months Ended March 31,
Research and development expenses	2022	2021
Zandelisib	$40,082	$36,350
Voruciclib	3,950	2,215
ME-344	2,166	433
Other	17,604	14,106
Total research and development expenses	$63,802	$53,104

Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations “CROs”), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Research and development expenses were $63.8 million for the nine months ended March 31, 2022 compared to $53.1 million for the nine months ended March 31, 2021. Costs related to zandelisib increased for the nine months ended March 31, 2022 primarily as a result of higher professional services and drug manufacturing costs offset by decreased costs for the COASTAL study as a result of higher start-up costs during the prior period. Costs related to voruciclib increased for the nine months ended March 31, 2022 compared with the nine months ended March 31, 2021, primarily due to increased costs associated with the phase 1b study and drug manufacturing costs. Costs related to ME-344 increased for the nine months ended March 31, 2022 compared with the nine months ended March 31, 2021, primarily due to increased drug manufacturing costs and start-up costs for the Phase 2 study. Other research and development costs increased for the nine months ended March 31, 2022 due to higher levels of personnel costs ($4.1 million) associated with increased headcount to support our clinical activities.

General and Administrative: General and administrative expenses increased by $7.0 million to $24.8 million for the nine months ended March 31, 2022 compared to $17.8 million for the nine months ended March 31, 2021. The increase is primarily due to increased personnel costs ($3.4 million), external professional services and legal costs ($2.2 million), share-based compensation ($0.6 million), and corporate overhead costs ($0.8 million).

Other income or expense: We recorded a non-cash gain of $20.8 million during the nine months ended March 31, 2022 due to a change in the fair value of our warrant liability. The change in the warrant liability is primarily due to changes in our stock price.

Liquidity and Capital Resources

We have accumulated losses of $358.1 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2022, we had $169.0 million in cash and cash equivalents, and short-term investments. We believe that these resources will be sufficient to fund our operations for at least 12 months from the issuance of this Quarterly Report. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Sources and Uses of Our Cash

Net cash used in operating activities for the nine months ended March 31, 2022 was $33.2 million. Net cash used in operating activities for the nine months ended March 31, 2021 was $20.7 million. The increase in cash used in operating activities year over year reflects increased development activities and changes in working capital.

Net cash used in investing activities for the nine months ended March 31, 2022 was $13.2 million compared to $14.7 million provided by investing activities for the nine months ended March 31, 2021. The change was primarily due to increased purchases of short-term investments in 2022, net of maturities.

Net cash provided by financing activities during the nine months ended March 31, 2022 was $49.0 million compared with $3.4 million provided by financing activities during the nine months ended March 31, 2021. Cash raised during the nine months ended March 31, 2022 reflected $48.7 million of net proceeds from the issuance of common stock. Cash raised during the nine months ended March 31, 2021 reflected $3.1 million of net proceeds from the issuance of common stock.

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

We have leased approximately 32,800 square feet of office space in San Diego, California. The contractual lease term is from July 2020 through March 2028. The average annual lease payment over the remaining term of the lease is $1.7 million, plus a pro rata share of certain building expenses. Our total contractual obligation over the remaining term of the lease is $13.6 million.

In January 2022, we entered into an amended lease agreement for an additional 12,300 square feet of office space in San Diego, California. The amended lease agreement encompasses both our current office space and the additional office space, for a total of approximately 45,100 square feet. The amended lease term will begin upon the earlier of September 1, 2022 or the date that the landlord’s work is completed on the additional space, and will expire in January 2030. Our total contractual obligation over the term of the amended lease is approximately $21.5 million.

Presage License Agreement

In September 2017, we entered into the Presage License Agreement. Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage $2.9 million. With respect to the first indication, an incremental $2.0 million payment, due upon dosing the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees. As of March 31, 2022, we had not accrued any amounts for potential future payments.

COVID-19

As a result of the ongoing COVID-19 pandemic, various public health orders and guidance measures have been implemented across much of the United States, and across the globe, including in the locations of our office, clinical trial sites, key vendors and partners. Despite the relaxation of many governmental orders earlier this year, COVID-19 still impacts the normal conduct of business. In addition, although the FDA authorized vaccines for the treatment of COVID-19, and although a significant portion of the U.S. population has been vaccinated, the vaccination rate of the population and the effectiveness of the vaccines, particularly with respect to the COVID-19 Delta and Omicron variants, as well as other variants, continues to create uncertainty. Furthermore, the COVID-19 virus may continue to mutate into different strains, which could be more contagious or severe or for which current vaccines and treatments are not effective or available.

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

In light of the ongoing COVID-19 pandemic, the FDA issued a number of new guidance documents. Specifically, as a result of the potential effect of the ongoing COVID-19 pandemic on many clinical trial programs in the U.S. and globally, the FDA issued guidance concerning potential impacts on clinical trial programs, which guidance FDA has continually updated. In addition, the European Medicines Agency (“EMA”) as well as various country regulatory authorities (EU and UK) have issued similar guidance. We have adapted the FDA and EMA/UK guidance for study procedures, data collection, and oversight resulting from the pandemic.

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

As a result, we determined that there were material errors in the financial statements that required a restatement of the 2020 and 2021 financial statements included in the Original Form 10-K for the year ended June 30, 2021 and our Forms 10-Q for the quarterly periods ended September 30, 2020 through December 31, 2021. This was due to the inadequate design and implementation of controls to evaluate and monitor the accounting for revenue recognition related to license agreements. Accordingly, management has determined that this control deficiency constitutes a material weakness and, as a result, management has concluded that, as of March 31, 2022, our internal control over financial reporting was not effective based on the criteria in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

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

Changes in Internal Control over Financial Reporting

Other than the material weakness discussed above, there were no changes in our internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Form 10-Q, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards related to revenue recognition that apply to our financial statements. Our plans at this time include increased communication between our personnel and third-party professionals with whom we consult regarding complex accounting applications as well as implementation of a new control designed to evaluate and monitor the estimated consideration to be received under license agreements for purposes of revenue recognition, and enhanced detailed review of our revenue recognition models.

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

We are not in compliance with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital.

On May 9, 2022, we received a letter from the Nasdaq Stock Market, or Nasdaq, indicating that we have failed to comply with the minimum bid price requirement, which requires that companies listed on The Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share (“Bid Price Requirement”). The notification of noncompliance had no immediate effect on the listing or trading of our common stock.

In accordance with Nasdaq rules, we have a 180-calendar day grace period, or until November 7, 2022 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. The continued listing standard would have been met if our common stock had a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day grace period. If we do not regain compliance with the Bid Price Requirement by the Compliance Date, Nasdaq may grant an additional 180 calendar day compliance period, if we meet the continued listing requirement for value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market and provide written notice of our intention to cure the deficiency during the second 180 calendar day compliance period by effecting a reverse stock split, if necessary.

If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. At that time, we may appeal the Nasdaq staff's determination to a Hearings Panel.

We intend to monitor the closing bid price of our common stock and consider our available options to resolve the noncompliance with the Bid Price Requirement. There can be no assurance that we will be able to regain compliance with the Bid Price Requirement or will otherwise be in compliance with other Nasdaq listing criteria. If our securities are delisted, it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our securities could suffer a material decline. Delisting could also impair the liquidity of our common stock and could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in potential loss of confidence by investors, employees, and fewer business development opportunities.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, the recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such market disruptions may also magnify the impact of other risks described in our 2021 Amended Annual Report.

The ongoing military conflict between Russia and Ukraine has affected our planned sites in Ukraine/Russia for the COASTAL trial. Failure to replace those sites with new sites could have a materially detrimental effect on recruitment timelines.

As a result of the ongoing military conflict between Russia and Ukraine, our planned sites in Ukraine and Russia for the COASTAL trial have been suspended and no enrollment is planned in these two countries. Study sites in Ukraine and Russia will need to be moved elsewhere. Failure to find a replacement for those sites could have a detrimental effect on recruitment timelines. It is possible this conflict may further impact enrollment at study sites in neighboring countries (e.g. Poland, Georgia, and Hungary).

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