Form 10-Q
period 2022-09-30
MEI Pharma, Inc.
filed 2022-11-14
CIK 1262104

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 10, 2022, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 133,260,865.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MEI PHARMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except par value data)

	September 30, 2022	June 30, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,653	$15,740
Short-term investments	123,714	137,512
Total cash, cash equivalents and short-term investments	138,367	153,252
Unbilled receivables	7,758	10,044
Prepaid expenses and other current assets	2,782	3,830
Total current assets	148,907	167,126
Operating lease right-of-use asset	13,052	9,054
Property and equipment, net	1,624	1,660
Total assets	$163,583	$177,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,418	$7,918
Accrued liabilities	9,216	10,820
Deferred revenue	4,500	4,834
Operating lease liability	1,301	871
Total current liabilities	23,435	24,443
Deferred revenue, long-term	89,973	90,610
Operating lease liability, long-term	12,381	8,771
Warrant liability	486	1,603
Total liabilities	126,275	125,427
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 133,261 and 133,152 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	—	—
Additional paid-in capital	428,091	426,572
Accumulated deficit	(390,783)	(374,159)
Total stockholders’ equity	37,308	52,413
Total liabilities and stockholders’ equity	$163,583	$177,840

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2022	2021
Revenue	$8,730	$7,757
Operating expenses:
Research and development	19,463	19,953
General and administrative	7,486	7,909
Total operating expenses	26,949	27,862
Loss from operations	(18,219)	(20,105)
Other income (expense):
Change in fair value of warrant liability	1,117	2,587
Interest and dividend income	480	8
Other expense, net	(2)	—
Net loss	$(16,624)	$(17,510)
Net loss:
Basic	$(16,624)	$(17,510)
Diluted	$(16,624)	$(20,097)
Net loss per share:
Basic	$(0.12)	$(0.16)
Diluted	$(0.12)	$(0.18)
Shares used in computing net loss per share:
Basic	133,255	112,677
Diluted	133,255	113,917

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2022	133,152	$426,572	$(374,159)	$52,413
Net loss	—	—	(16,624)	(16,624)
Issuance of common stock for vested restricted stock units	109	(40)	—	(40)
Share-based compensation expense	—	1,559	—	1,559
Balance at September 30, 2022	133,261	$428,091	$(390,783)	$37,308

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2021	112,615	$369,171	$(319,705)	$49,466
Net loss	—	—	(17,510)	(17,510)
Issuance of common stock for vested restricted stock units	63	(194)	—	(194)
Share-based compensation expense	—	2,539	—	2,539
Balance at September 30, 2021	112,678	$371,516	$(337,215)	$34,301

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(16,624)	$(17,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(1,117)	(2,587)
Share-based compensation	1,559	2,539
Depreciation and amortization	99	77
Non-cash lease expense	349	—
Changes in operating assets and liabilities:
Accounts receivable	—	(10,000)
Unbilled receivables	2,286	(538)
Prepaid expenses and other current assets	1,048	70
Accounts payable	500	2,117
Accrued liabilities	(1,604)	(2,303)
Deferred revenue	(971)	20,417
Operating lease liability	(307)	(3)
Net cash used in operating activities	(14,782)	(7,721)
Cash flows from investing activities:
Purchases of short-term investments	(34,052)	(59,992)
Proceeds from maturity of short-term investments	47,850	74,993
Purchases of property and equipment	(63)	(8)
Net cash provided by investing activities	13,735	14,993
Cash flows from financing activities:
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(40)	(194)
Net cash used in financing activities	(40)	(194)
Net (decrease) increase in cash and cash equivalents	(1,087)	7,078
Cash and cash equivalents at beginning of the period	15,740	8,543
Cash and cash equivalents at end of the period	$14,653	$15,621
Supplemental disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,347	$—

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

MEI Pharma, Inc. is a late-stage pharmaceutical company committed to the development and commercialization of novel cancer therapies intended to improve outcomes for patients. Our portfolio of drug candidates includes three clinical-stage assets, including zandelisib (f/k/a ME-401), currently in multiple ongoing clinical studies intended to support marketing applications with the United States (“U.S.”) Food and Drug Administration (“FDA”) and other regulatory authorities globally. Our approach to building our pipeline is to license or acquire promising cancer agents and build value in programs through development, commercialization and strategic partnerships, as appropriate. Our common stock is listed on the Nasdaq Capital Market under the symbol “MEIP.”

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

Liquidity

We have accumulated losses of $390.8 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2022, we had $138.4 million in cash and cash equivalents and short-term investments. We believe that these resources will be sufficient to meet our obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2022, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 8, 2022 ("2022 Annual Report"). Interim results are not necessarily indicative of results for a full year.

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

Revenue Recognition

Revenues from Customers

In accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("Topic 606"), we recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For enforceable contracts with our customers, we first identify the distinct performance obligations – or accounting units – within the contract. Performance obligations are commitments in a contract to transfer a distinct good or service to the customer.

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

In connection with our License, Development and Commercialization Agreement (the "KKC Commercialization Agreement") with Kyowa Kirin Co., Ltd. ("KKC"), we perform development services related to our 50-50 cost sharing arrangement for which revenue is recognized over time. Additionally, we perform services for KKC at their request, the costs of which are fully reimbursed to us. We record the reimbursement for such pass through services as revenue at 100% of reimbursed costs, as control of the additional services for KKC is transferred at the time we incur such costs. The costs of these services are recognized in the Condensed Statements of Operations as research and development expense.

We recognized revenue associated with the KKC Commercialization Agreement for the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021
Revenue	$8,730	$7,757

Timing of Revenue Recognition:
Services performed over time	$8,359	$7,185
Pass through services at a point in time	371	572
	$8,730	$7,757

Contract Balances

Accounts receivable are included in “Prepaid expenses and other current assets”, and contract liabilities are included in “Deferred revenue" and "Deferred revenue, long-term” on our Condensed Balance Sheets. The following table presents changes in accounts receivable, unbilled receivables and contract liabilities accounted for under Topic 606 for the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021
Accounts receivable
Accounts receivable, beginning of period	$—	$—
Amounts billed	10,044	27,638
Payments received	(10,044)	(17,638)
Accounts receivable, end of period	$—	$10,000
Unbilled receivables
Unbilled receivables, beginning of period	$10,044	$7,582
Billable amounts	7,758	28,176
Amounts billed	(10,044)	(27,638)
Unbilled receivables, end of period	$7,758	$8,120
Contract liabilities
Contract liabilities, beginning of period	$30,900	$14,677
Payments received	—	20,000
Revenue recognized	(971)	417
Contract liabilities, end of period	$29,929	$35,094

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

As of September 30, 2022 and June 30, 2022, we had $94.5 million and $95.4 million, respectively, of deferred revenue associated with the KKC Commercialization Agreement, of which $64.5 million relates to the U.S. license which is a unit of account under the scope of ASC Topic 808, Collaborative Arrangements ("Topic 808") and is not a performance obligation under Topic 606. The remaining balance of deferred revenue as of September 30, 2022 and June 30, 2022 of $29.9 million and $30.9 million, respectively, relates to the development services performance obligations which are under the scope of Topic 606.

Our contract liabilities accounted for under Topic 606 relate to the amount of initial upfront consideration that was allocated to the development services performance obligations. Contract liabilities are recognized over the duration of the performance obligations based on the costs incurred relative to total expected costs.

Revenues from Collaborators

At contract inception, we assess whether the collaboration arrangements are within the scope of Topic 808 to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed based on the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple units of account, we first determine which units of account within the arrangement are within the scope of Topic 808 and which elements are within the scope of Topic 606. For units of account within collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, by analogy to authoritative accounting literature. For elements of collaboration arrangements that are accounted for pursuant to Topic 606, we recognize revenue as discussed above. Consideration received that does not meet the requirements to satisfy Topic 606 revenue recognition criteria is recorded as deferred revenue in the accompanying Condensed Balance Sheets, classified as either short-term or long-term deferred revenue based on our best estimate of when such amounts will be recognized.

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

Leases

We account for our leases under ASC Topic 842, Leases (“Topic 842”). Leases which are identified within the scope of Topic 842 and which have a term greater than one year are recognized on our Condensed Balance Sheets as right-of-use ("ROU") assets and lease liabilities. Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected remaining lease term. The lease term includes any renewal options and termination options that we are reasonably certain to exercise. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, we use our incremental borrowing rate. The incremental borrowing rate is determined based on the rate of interest that we would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment. The interest rate implicit in lease contracts to calculate the present value is typically not readily determinable. As such, significant management judgment is required to estimate the incremental borrowing rate.

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

Share-Based Compensation

Share-based compensation expense stock options and restricted stock units ("RSUs") granted to employees and directors is recognized in the Condensed Statements of Operations based on estimated amounts. The cost of stock options is measured at the grant date, based on the estimated fair value of the stock option using the Black-Scholes valuation model, which incorporates various assumptions, including expected volatility, risk-free interest rate, the expected term of the award and the dividend yield on the underlying stock. Expected volatility is calculated based on the historical volatility of our stock over the expected option life and other appropriate factors. The expected option term is computed using the "simplified" method as permitted under the provisions of ASC Topic 718, Compensation - Stock Compensation. We use the simplified method to calculate the expected term of stock options and similar instruments, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. Risk-free interest rates are calculated based on continuously compounded risk-free rates for the appropriate term. The dividend yield is assumed to be zero as we have never paid or declared any cash dividends and do not intend to do so in the foreseeable future. For RSUs, we estimate the grant date fair value using our closing stock price on the date of grant. The estimated fair value of stock options and RSUs is amortized on a straight-line basis over the requisite service period, adjusted for actual forfeitures at the time they occur. The requisite service period is generally the time over which our share-based awards vest.

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2022, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

There have been no material changes in our unrecognized tax benefits since June 30, 2022, and, as such, the disclosures included in our 2022 Annual Report continue to be relevant for the three months ended September 30, 2022.

Recent Accounting Pronouncement

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), as amended. The amendments in ASU 2016-13 require, among other things, financial assets measured at amortized cost basis to be presented at the net amount expected to be collected as compared to previous U.S. GAAP which delayed recognition until it was probable a loss had been incurred. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact that adoption of ASU 2016-13 will have on our financial statements and related disclosures.

Note 2. Fair Value Measurements

The carrying amounts of financial instruments such as cash equivalents, short-term investments and accounts payable approximate the related fair values due to the short-term maturities of these instruments. We invest our excess cash in financial instruments which are readily convertible into cash, such as money market funds and U.S. government securities. Cash equivalents and short-term investments are measured at fair value on a recurring basis and are classified as Level 1 as defined by the fair value hierarchy.

In May 2018, we issued warrants in connection with our private placement of shares of common stock. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Balance Sheet. We recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our Condensed Statement of Operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, respectively.

To calculate the fair value of the warrant liability, the following assumptions were used for the periods presented:

	September 30, 2022	June 30, 2022
Risk-free interest rate	4.0%	2.8%
Expected life (years)	0.6	0.9
Expected volatility	155.7%	139.4%
Dividend yield	0.0%	0.0%
Black-Scholes Fair Value	$0.03	$0.10

The following table sets forth a summary of changes in the estimated fair value of our Level 3 warrant liability for the three months ended September 30, 2022 and 2021 (in thousands):

	Fair Value of Warrants Using Significant Unobservable Inputs (Level 3)
	2022	2021
Balance at July 1,	$1,603	$22,355
Change in estimated fair value of liability classified warrants	(1,117)	(2,587)
Balance at September 30,	$486	$19,768

Note 3. Short-Term Investments

As of September 30, 2022, and June 30, 2022, our short-term investments consisted of $123.7 million and $137.5 million, respectively, in U.S. government securities. The short-term investments held as of September 30, 2022 and June 30, 2022 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. As of September 30, 2022, and June 30, 2022, the gross holding gains and losses were immaterial.

Note 4. License Agreements

KKC License, Development and Commercialization Agreement

In April 2020, we entered into the KKC Commercialization Agreement under which we granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S. (the "U.S. License"), and an exclusive (subject to certain retained rights to perform obligations under the KKC Commercialization Agreement), sublicensable, payment-bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the U.S. (the “Ex-U.S." and the “Ex-U.S. License”). KKC granted to us a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize zandelisib for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-U.S. under the KKC Commercialization Agreement. KKC paid us an initial payment of $100.0 million. Additionally, we may earn up to approximately $582.5 million in potential development, regulatory and commercialization milestone payments, plus royalties on net sales of zandelisib in the Ex-U.S., which are tiered beginning in the teens.

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

As of September 30, 2022, we updated our assessment of the total transaction price from the KKC Commercialization Agreement to be $364.5 million, comprised of the upfront payment of $100.0 million, milestone payments of $20.0 million, estimated development cost-sharing of $239.3 million, and deferred revenue of $5.2 million. As of September 30, 2022, the updated assessment reflects an increase in estimated variable consideration related to development cost sharing of $4.4 million from June 30, 2022. We increased our estimate primarily as a result of further visibility into total expected costs for these development estimates. Any variable consideration related to sales-based royalties and commercial milestones related to licenses of intellectual property will be determined when the sale or usage occurs, and is therefore excluded from the transaction price. In addition, we are eligible to receive future development and regulatory milestones upon the achievement of certain criteria; however, these amounts are excluded from variable consideration as the risk of significant revenue reversal will only be resolved depending on future research and development and/or regulatory approval outcomes. We re-evaluate the estimated variable consideration included in the transaction price and any related constraints at the end of each reporting period.

We allocated the transaction price of the Ex-U.S. License and Development Services performance obligations to each unit of account. Variable consideration that relates specifically to our efforts to satisfy specific performance obligations are allocated entirely to those performance obligations. Other components of the transaction price are allocated based on the relative stand-alone selling price, over which management has applied significant judgment. We developed the estimated stand-alone selling price for the licenses using the risk-adjusted net present values of estimated cash flows, and the estimated stand-alone selling price of the development services performance obligations by estimating costs to be incurred, and an appropriate margin, using an income approach.

We determined that control of the U.S. License and Ex-U.S. License were transferred to KKC during the year ended June 30, 2020, and recognized revenue of $21.0 million related to the Ex-U.S. License. The $64.5 million transaction price allocated to the U.S. License obligation accounted for under Topic 808 is included as non-current deferred revenue and will begin to be recognized upon future commercialization as non-ASC 606 revenue. As of September 30, 2022 and June 30, 2022, we have deferred revenue of $29.9 million and $30.9 million, respectively, related to the transaction price allocated to the Development Services performance obligations and are recognizing this revenue based on the proportional performance of these development activities, which we expect to recognize through fiscal year 2030.

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

Note 6. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three months ended September 30, 2022 and 2021. Diluted net loss per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

The following table presents the calculation of net loss used to calculate basic loss and diluted loss per share (in thousands):

	Three Months Ended September 30,
	2022	2021
Net loss – basic	$(16,624)	$(17,510)
Change in fair value of warrant liability	—	(2,587)
Net loss – diluted	$(16,624)	$(20,097)

Share used in calculating net loss per share was determined as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Weighted average shares used in calculating basic net loss per share	133,255	112,677
Effect of potentially dilutive common shares from equity awards and liability-classified warrants	—	1,240
Weighted average shares used in calculating diluted net loss per share	133,255	113,917

Our potentially dilutive shares, which include outstanding stock options, restricted stock units and warrants, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents weighted average potentially dilutive shares that have been excluded from the calculation of net loss per share because of their anti-dilutive effect (in thousands):

	Three Months Ended September 30,
	2022	2021
Stock options	27,760	20,882
Warrants	16,059	—
Restricted stock units	10	259
Total anti-dilutive shares	43,829	21,141

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

Presage License Agreement

As discussed in Note 4, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of September 30, 2022, we had not accrued any amounts for potential future payments as achievement of the milestones had not been met.

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

We have experienced enrollment delays and suspensions, patient withdrawals, postponement of planned clinical or preclinical studies, redirection of site resources from studies, and study deviations or noncompliance. We may also need to maintain or implement study modifications, suspensions, or terminations, the introduction of additional remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes or alternative sites, which may require state licensing, and changes or delays in site monitoring. The foregoing may require that we consult with relevant review and ethics committees, Institutional Review Boards and the FDA. The foregoing may also impact the integrity of our study data. The ongoing COVID-19 pandemic may further increase the need for clinical trial patient monitoring and regulatory reporting of adverse effects, and may delay regulatory authority meetings, inspections, or the regulatory review of marketing or investigational applications or submissions.

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

In accordance with Nasdaq listing rules, we were provided an initial period of 180 calendar days, or until November 7, 2022, to regain compliance. On November 10, 2022, we received a letter from Nasdaq that we have been granted an additional 180 calendar day compliance period and that our compliance period now ends on May 8, 2023. The letter states that Nasdaq will provide written notification that we have achieved compliance with its rules if, at any time before May 8, 2023, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Nasdaq letter had no immediate effect on the listing or trading of our common stock and our common stock continued to trade on the Nasdaq Capital Market.

We have not regained compliance with Nasdaq listing rules as of the date these financial statements were issued.

Note 8. Leases

In July 2020, we entered into a lease agreement (the "Initial Lease Agreement") for approximately 32,800 square feet of office space in San Diego, California. The Initial Lease Agreement was extended to November 30, 2029, in accordance with the amended lease agreement that we entered into in January 2022 (the "Amended Lease Agreement"). The Amended Lease Agreement, which began on July 1, 2022 and expires on November 30, 2029, provides for an additional 12,300 square feet of office space adjacent to our current office in San Diego, for a total of approximately 45,100 square feet of office space. The Initial Lease Agreement and Amended Lease Agreement are collectively referred to as the "Lease Agreements" and have been accounted for as operating leases.

The following is a schedule of the future minimum lease payments under the Lease Agreements, reconciled to the operating lease liability, as of September 30, 2022 (in thousands):

September 30, 2022
Remainder of fiscal year ending June 30, 2023	$1,699
Years ending June 30,
2024	2,335
2025	1,913
2026	2,477
2027	2,551
2028	2,715
Thereafter	4,386
Total lease payments	18,076
Less: Present value discount	(4,394)
Total operating lease liability	$13,682
Balance Sheet Classification – Operating Leases
Operating lease liability	$1,301
Operating lease liability, long-term	12,381
Total operating lease liability	$13,682
Other Balance Sheet Information – Operating Leases
Weighted average remaining lease term (in years)	7.4
Weighted average discount rate	7.50%

The Lease Agreements include rent escalations over the lease terms. In addition, the Lease Agreements include renewal options which were not included in the determination of the ROU assets or lease liabilities as the renewals were not reasonably certain at the inception of the Lease Agreements. Under the terms of the Lease Agreements, we are subject to charges for variable non-lease components (e.g., common area maintenance, maintenance, etc.) that are not included in the ROU assets and operating lease liabilities and are recorded as an expense in the period incurred.

Upon taking control of the additional 12,300 square feet of office space adjacent to our current office in San Diego on July 1, 2022, we recognized operating lease ROU assets obtained in exchange for operating lease liabilities of $4.3 million. As of September 30, 2022 and June 30, 2022, total operating lease ROU assets were $13.1 million and $9.1 million, respectively.

Total operating lease expense and cash paid under the Lease Agreements was approximately $0.6 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively.

Note 9. Stockholders’ Equity

Equity Transactions

Shelf Registration Statement

We have a shelf registration statement that permits us to sell, from time to time, up to $200.0 million of common stock, preferred stock and warrants. The shelf registration was filed and declared effective in May 2020, and carried forward approximately $107.5 million of unsold securities registered under the prior shelf registration statement. As of September 30, 2022, there was $123.4 million aggregate value of securities available under the shelf registration statement, including $60.0 million remaining available under the 2020 ATM Sales Agreement described below.

At-The-Market Equity Offering

On November 10, 2020, we entered into an At-The-Market Equity Offering Sales Agreement (the “2020 ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $60.0 million of our common stock pursuant to the shelf registration statement. As of September 30, 2022, there was $60.0 million remaining available under the 2020 ATM Sales Agreement.

Warrants

As of September 30, 2022, we have outstanding warrants to purchase 16,058,985 shares of our common stock. The warrants are fully vested, exercisable at a price of $2.54 per share and expire in May 2023. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Balance Sheets. The warrants were revalued as of September 30,

2022 and June 30, 2022 at $0.5 million and $1.6 million, respectively. The change in fair value of $1.1 million was recorded on the Condensed Statement of Operations for the three months ended September 30, 2022.

Note 10. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs. In December 2008, we adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (“Omnibus Plan”), as amended and restated from time-to-time, under which 29,014,794 shares of common stock are authorized for issuance. The Omnibus Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, and employees. As of September 30, 2022, there were 1,832,393 shares available for future grant under the Omnibus Plan.

In May 2021, we adopted the 2021 Inducement Plan ("Inducement Plan"), under which 2,500,000 shares of common stock are authorized for issuance. The Inducement Plan is intended to assist us in attracting and retaining selected individuals to serve as employees who are expected to contribute to our success, by providing an inducement for such individuals to enter into employment with us, and to achieve long-term objectives that will benefit stockholders of the Company. As of September 30, 2022, there were 17,000 shares available for future grant under the Inducement Plan.

Total share-based compensation expense for all stock awards consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021
Research and development	$649	$622
General and administrative	910	1,917
Total share-based compensation	$1,559	$2,539

Stock Options

Stock options granted to employees vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. Of the total options outstanding of 27,382,279 as of September 30, 2022, 24,899,279 were granted under the Omnibus Plan and 2,483,000 were granted under the Inducement Plan.

A summary of our stock option activity and related data follows:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	19,934,007	$2.85
Granted	9,028,410	0.54
Forfeited/Cancelled	(1,580,138)	2.28
Outstanding at September 30, 2022	27,382,279	2.12	8.0	$—
Vested and exercisable at September 30, 2022	11,829,885	2.93	6.3	$—

As of September 30, 2022, the aggregate intrinsic value of outstanding options was calculated as the difference between the exercise price of the underlying options and the closing price of our common stock of $0.39 on that date.

Unrecognized compensation expense related to non-vested stock options totaled $7.6 million as of September 30, 2022. Such compensation expense is expected to be recognized over a weighted average period of 1.7 years. As of September 30, 2022, we expect all options to vest.

We use the Black-Scholes valuation model to estimate the grant date fair value of stock options. To calculate these fair values, the following weighted average assumptions were used for the periods presented:

	Three Months Ended September 30,
	2022	2021
Risk-free interest rate	2.8%	1.1%
Expected life (years)	6.0	6.1
Expected volatility	84.1%	67.8%
Dividend yield	0.0%	0.0%
Weighted average grant date fair value	$0.39	$1.78

Restricted Stock Units

A summary of our RSU activity and related data for the three months ended September 30, 2022 was as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2022	184,400	$3.49
Vested	(184,400)	$3.49
Non-vested at September 30, 2022	—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q ("Quarterly Report") includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” in our 2022 Annual Report on Form 10-K ("2022 Annual Report"), as filed with the Securities and Exchange Commission on September 8, 2022. Set forth below is a summary of the principal risks we face:

•
We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2021, as a result of the restatement of our financial statements as of and for the years ended June 30, 2021 and 2020. Relevant unaudited interim financial information for each of the quarterly periods ended September 30, 2020 through December 31, 2021 have also been restated. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors of our financial statements or cause us to fail to meet our periodic reporting obligations;
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
•
The ongoing novel coronavirus disease, or COVID-19, pandemic or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials;
•
There is substantial uncertainty regarding the impact of rising inflation and the increase in interest rates as a result, the ongoing COVID-19 pandemic, and the ongoing conflict in the Ukraine on our business, industry, global economic conditions and government policy;
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
•
The FDA has specifically expressed concerns related to the risk benefit analysis regarding the use of approved PI3Kδ inhibitors to treat indolent lymphomas which may adversely affect the approval and commercial viability of zandelisib;
•
If we experience delays or difficulties in the enrollment of patients in clinical trials, our completion of clinical trials and receipt of necessary regulatory approvals could be delayed or prevented;
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

These risks are not exhaustive. Other sections of this report and our other filings with the Securities and Exchange Commission ("SEC") include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. There is substantial uncertainty regarding the impact of the ongoing COVID-19 pandemic on our business, industry, global economic conditions and government policy. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Past performance may not be an indicator of future results. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the financial statements and the notes thereto appearing elsewhere in this Quarterly Report and the audited financial statements and notes thereto included in our 2022 Annual Report, as filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

Enrollment in the FL cohort of TIDAL is complete. Data from the TIDAL study as reported at the American Society of Clinical Oncology Annual Meeting 2022 and the European Hematology Association 2022 Hybrid Congress in the cohort of patients with FL, demonstrated an overall response rate of 70.3% in the primary efficacy population of 91 patients as determined by Independent Review Committee assessment; the complete response rate was 35.2%. It was also reported that zandelisib was generally well tolerated in the TIDAL study; with 9.4 months (range: 0.8-24) median duration of follow-up in the total study population of 121 patients with FL, interim data demonstrated a discontinuation rate due to any drug related adverse event of 9.9%. Patients enrolled in the study continue to be followed for safety as well as duration of response.

On March 24, 2022, we reported on the outcome of an end of Phase 2 meeting with the FDA to discuss the TIDAL study. Specifically, the FDA stated that a randomized trial is needed to adequately assess drug efficacy and safety of PI3Kδ inhibitor drug candidates, including zandelisib. Based on this view, the agency discouraged a planned filing based on the single arm Phase 2 TIDAL study data and emphasized that the Company continue efforts with the ongoing, randomized Phase 3 COASTAL study as planned. In addition, while the FDA stated that safety on the 60 mg ID schedule appears reasonable, it recommended continued dose exploration. We will continue to evaluate our existing data, forthcoming dose-response data and any other additional efforts, as appropriate, to ensure we address questions from the FDA concerning the selection of our current zandelisib dose and schedule.

On April 21, 2022, the FDA’s Oncology Drugs Advisory Committee (“ODAC”) concluded that, to better assess potential safety concerns, companies developing PI3Kδ inhibitors for hematologic malignancies should conduct randomized trials, not single arm studies, to support approval. At a subsequent ODAC meeting on September 23, 2022, the FDA heard an update on the new drug application, for COPIKTRA® (duvelisib), a PI3K inhibitor approved for adult patients with relapsed or refractory CLL or small lymphocytic lymphoma ("SLL") after at least two prior therapies. The committee voted that given the potential detriment to overall survival, as well as concerns related to dose and safety issues with approved PI3Kδ inhibitors, duvelisib did not demonstrate a favorable benefit/risk ratio for patients with r/r CLL.

The FDA has been contemporaneously communicating a broader initiative called Project FrontRunner, replacing its long-standing approach to accelerated approvals generally. In brief, under Project FrontRunner, the FDA communicated its intent to consider support for accelerated approval of cancer drugs based on data from randomized studies, rendering data generated by single arm studies, such as TIDAL, generally insufficient by the FDA to adequately assess risk and benefit, and thus support an accelerated approval marketing authorization. Accordingly, in line with the FDA’s recommendation, and Project FrontRunner, and associated regulatory activity relevant approved PI3Kδ inhibitors, we no longer plan to submit an FDA marketing application based on the single arm Phase 2 TIDAL study.

COASTAL, the ongoing Phase 3, randomized study, is evaluating the ID and time-limited therapy of zandelisib in combination with rituximab in patients with r/r FL and MZL who have received at least one prior line of treatment. COASTAL is intended to support marketing applications in the U.S. and globally in r/r FL and MZL patients receiving at least one prior line of treatment.

We are also conducting a multi-arm, open-label, Phase 1b dose finding and expansion trial evaluating zandelisib as a monotherapy and in combination with other therapies in patients with relapsed or refractory B-cell malignancies. Other initiated studies include Phase 1 and Phase 2 studies ("MIRAGE") being conducted by KKC evaluating zandelisib as a monotherapy in patients in Japan with indolent B-cell malignancies, pursuant to our agreement with KKC.

Zandelisib: Potentially Highly Differentiated Pharmaceutical Properties within a Clinically Validated Class of Treatments

The approved PI3Kδ inhibitors have been developed for the treatment of B-cell malignancies. Previous entrants to the class have been challenged by toxicities, modest efficacy and/or inconvenience of administration route. We believe this provides an opportunity for the development of a next-generation candidate with pharmaceutical properties that may realize the therapeutic potential of PI3Kδ inhibition by limiting toxicities and improving upon modest efficacy, which together hinder clinical utility.

The molecular structure and pharmacodynamic characteristics of zandelisib are distinct from the FDA approved PI3Kδ inhibitors. Clinical and preclinical data demonstrate that zandelisib’s distinct characteristics include prolonged target binding, preferential cellular accumulation, high volume of distribution throughout the body tissues, and an approximately 28-hour half-life suitable for once daily oral administration. The properties of zandelisib support the evaluation of an ID regimen. The ID regimen consists of daily dosing only in the first seven days of each 28-day dosing cycle. The unique zandelisib ID regimen is hypothesized to allow for the recovery of regulatory T cells, which in turn may lead to fewer and/or less severe immune-related adverse events. This may provide long-term disease control through maintenance therapy, without the need for dose reductions or premature discontinuations. Clinical evaluation of the ID regimen to date has demonstrated the potential to maintain clinical benefit while minimizing immune-related toxicities common to approved PI3Kδ agents, either as a monotherapy or in combination with other therapies.

KKC License, Development and Commercialization Agreement

In April 2020, we entered into a License, Development and Commercialization Agreement (the “KKC Commercialization Agreement”) with KKC under which we granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S. (the "U.S. License"), and an exclusive (subject to certain retained rights to perform obligations under the agreement), sublicensable, payment-bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the U.S. (the “Ex-U.S.” and the "Ex-U.S. License"). KKC granted to us a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize zandelisib for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-U.S. under the KKC Commercialization Agreement. The KKC Commercialization Agreement substantially retains and consolidates the terms of the 2018 license agreement with KKC to develop and commercialize zandelisib in Japan.

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

Under the terms of the KKC Commercialization Agreement, KKC paid us an initial payment of $100.0 million. Additionally, during the fiscal year ended June 30, 2022, two $10.0 million milestones were received in connection with the initiation of the Phase 3 COASTAL study. We may also earn up to approximately $582.5 million in potential development, regulatory and commercialization milestone payments, plus royalties on net sales of zandelisib in the Ex-U.S., which are tiered beginning in the teens.

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

Clinical Program Overview

We are conducting multiple ongoing studies evaluating zandelisib including TIDAL and COASTAL. Clinical evaluation is focused on ID of zandelisib as part of time-limited therapy.

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

In June 2022, updated data from the Phase 1b clinical trial was also featured in a poster presentation at the European Hematology Association 2022. The poster included the report of data of 32 patients with FL administered zandelisib 60 mg on ID regimen from Cycle 1 plus zanubrutinib 80 mg twice daily. The overall response rate in patients treated with zandelisib plus zanubrutinib was 82.1% (23 of 28 patients). The median duration of response was not yet mature in this group of patients, with median drug exposure of 7.1 months. The safety and tolerability of zandelisib plus zanubrutinib was generally well tolerated. One patient in this group had reversible Grade 4 drug rash with eosinophilia and systemic symptoms (DRESS) syndrome. The Phase 1b study also enrolled patients with r/r MCL in an expansion cohort evaluating the combination of zandelisib 60 mg administered on days 1-7 starting Cycle 1 and zanubrutinib administered at 80 mg twice daily.

TIDAL: A Phase 2 Trial Evaluating Zandelisib as a Single-Agent in Follicular and Marginal Zone Lymphoma Patients

TIDAL is an ongoing global Phase 2 trial evaluating the intermittent administration of zandelisib as a monotherapy across two study cohorts: the first study cohort for the treatment of adults with r/r FL and the second study cohort for r/r MZL, in both cases after failure of at least two prior systemic therapies including chemotherapy and an anti-CD20 antibody. The study is evaluating zandelisib administered once daily at 60 mg for two 28-day cycles and then on the ID regimen of once daily dosing for the first seven days of each subsequent 28-day cycle. The primary efficacy endpoint is the rate of objective responses to therapy, and other endpoints include duration of response and tolerability of zandelisib. The primary efficacy population ("PEP") sample size for r/r FL is 91 patients. Total study enrollment in the FL cohort is 121 patients administered zandelisib on the ID regimen after two cycles (56 days) of daily dosing, and also 16 FL patients administered zandelisib once daily continuously, to provide additional safety data. Enrollment of the FL cohort of the TIDAL study is complete. To support and focus enrollment on the Phase 3 COASTAL study, we have closed enrollment of the MZL cohort in the TIDAL study and will follow enrolled MZL patients to assess safety and tolerability as well as response and durability of response.

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

With a median follow-up of 9.4 months (range 0.8 to 24 months) in the safety population of 121 patients, 9.9% (12 patients) of patients had discontinued therapy due to any drug-related adverse event. Grade 3 adverse events of special interest ("AESI") were diarrhea in 5% (6 patients), colitis in 1.7% (2 patients), cutaneous rash in 3.3% (4 patients), stomatitis in 2.5% (3 patients), and 0.8% (1 patient) each for AST and ALT elevation, and non-infectious pneumonitis. Grade 3 AESIs primarily (83%, 15 of 18 patients) occurred in Cycles 1-3, with only 3 cases reported on ID in Cycles 4 or more. No Grade 4 or Grade 5 AESI were recorded. Treatment-emergent COVID-19 infections were reported in 8.3% of patients (10), and 8.3% of patients (10) reported other Grade 3 infections. Four COVID infections were fatal, as were one case each of pneumonia and Tumor Lysis Syndrome.

We plan to report new data from the FL cohort in the Phase 2 TIDAL study by the end of calendar year 2022.

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

Impact of Current Events on the TIDAL and COASTAL Studies

The extent to which the ongoing COVID-19 pandemic will further impact the progress of the zandelisib development program, including the enrollment and completion of the COASTAL and TIDAL studies, is subject to future developments, which are highly uncertain and cannot be anticipated with confidence. Currently, we believe that the integrity of the program and individual studies remains intact; however, the pandemic did have a negative impact on the rate of enrollment in the TIDAL study. Enrollment in the FL cohort of the TIDAL study was completed in August 2021, and data was reported in November 2021; enrollment in the MZL cohort was discontinued in August 2022. The COASTAL study was initiated in 2021, with the first patient enrolled in July 2021. The COVID-19 pandemic and the military conflict between Russia and Ukraine have had a negative impact on the enrollment of the COASTAL study. We will continue to closely monitor for ongoing negative impacts on the development program related to these current events, as well as other factors which may be having a negative impact on the zandelisib development program, such as the FDA's communications regarding the risk benefit analysis of approved PI3Kδ inhibitors to treat indolent lymphomas. We will continue efforts to be proactive in managing the impact from the pandemic, the ongoing military conflict between Russia and Ukraine, and other potential factors, such as various actions to communicate with sites and investigators, and making accommodations to patients consistent with FDA guidance and guidance from other regulatory authorities, as we may deem appropriate.

Impact of Supply Chain Issues on COASTAL and CORAL Clinical Studies

We are currently experiencing what we believe to be a temporary supply chain issue affecting the availability of properly labeled zandelisib blister packs for use in the COASTAL and CORAL clinical studies. The issue relates to a change in the zandelisib packaging material intended to facilitate greater ease of opening without damaging capsules. The zandelisib drug supply using the current packaging material is exhibiting an estimated 42 month shelf life, 13 months shorter than the previous 55 month estimate. We believe there is no safety issue for patients nor a diminution of potency for zandelisib drug product. Patients currently on study continue to receive drug. However, we must pause enrollment of new patients until regulatory review of the new specification is complete and newly labelled blister packs are supplied to depots. We believe that this pause will extend enrollment completion in COASTAL by approximately three months.

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

The research presented suggests that voruciclib is an attractive therapeutic target for treating cancers in combination with venetoclax or other BCL-2 inhibitors and is supportive of our ongoing clinical evaluation of voruciclib in B-cell malignancies and AML.

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

As reported at the American Society of Hematology 2021 annual meeting in a poster presentation, data to date from the Phase 1 study evaluating voruciclib as a monotherapy on an optimized schedule of 14 consecutive days in a 28-day cycle was well tolerated. No dose limiting toxicities were observed and no significant myelosuppression was seen in patients with B-cell malignancies, suggesting a lower likelihood of additive toxicities in combination with venetoclax. Disease stabilization was observed in heavily pretreated patients and differentiation syndrome was observed in AML patients, which is indicative of biologic activity. We expect to initiate a Phase 1 study to evaluate voruciclib in combination with venetoclax in patients with AML by the end of calendar year 2022.

Voruciclib was also previously evaluated in more than 70 patients with solid tumors in multiple Phase 1 studies. The totality of the clinical data, along with data from pre-clinical studies, suggests voruciclib’s ability to inhibit its molecular target at a projected dose as low as 150 mg daily. In one clinical study, voruciclib was evaluated in combination with vemurafenib (marketed as Zelboraf®) in nine patients with BRAF mutated advanced/inoperable malignant melanoma. All three BRAF/MEK naive patients achieved a response: two partial responses and one complete response. In this study voruciclib was dosed at 150 mg daily plus vemurafenib 720 mg or 960 mg twice daily in 28-day cycles. The most common adverse events were fatigue, constipation, diarrhea, arthralgia and headache. One instance of grade 3 fatigue was dose limiting, and no serious adverse events related to voruciclib were reported. Other clinical studies evaluated voruciclib at doses up to 850 mg in patients with solid tumors, demonstrating additional evidence of potential biologic activity and an adverse event profile generally consistent with other drugs in its class.

Impact of COVID-19 on the Voruciclib Clinical Development Program

While the extent to which the ongoing COVID-19 pandemic will further impact the progress of the voruciclib clinical development program, including the ongoing Phase 1 study, is subject to future developments which are highly uncertain and cannot be predicted with confidence, the Phase 1 study remains ongoing and is continuing to enroll patients; however, the rate of enrollment of patients has been negatively impacted by the pandemic. We will continue efforts to be proactive in managing the impact from the pandemic, including various actions to communicate with sites and investigators, and making accommodations to patients consistent with FDA guidance as we may deem appropriate.

ME-344: Clinical Stage Mitochondrial Inhibitor with Combinatorial Potential

ME-344 is our novel and tumor selective, isoflavone-derived mitochondrial inhibitor drug candidate. It targets the OXPHOS pathway involved in adenosine triphosphate ("ATP") production in the mitochondria. ME-344 was studied in an investigator-initiated, multi-center, randomized clinical trial in combination with the vascular endothelial growth factor (“VEGF”) inhibitor bevacizumab (marketed as Avastin®) that enrolled a total of 42 patients with human epidermal growth factor receptor 2 (“HER2”) negative breast cancer.

ME-344 Scientific Overview: Cancer Metabolism

Tumor cells often display a high metabolic rate to support cell division and growth. This heightened metabolism requires a continual supply of energy in the form of ATP. The two major sources of ATP are the specialized cellular organelles termed mitochondria and through the metabolism of carbohydrates via the glycolysis pathway, which is frequently upregulated in cancer cells in a phenomenon called the Warburg Effect.

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

Results from our earlier, first-in-human, single-agent Phase 1 clinical trial of ME-344 in patients with refractory solid tumors were published in the April 1, 2015 edition of Cancer. The results indicated that eight of 21 evaluable patients (38%) treated with ME-344 achieved stable disease or better, including five who experienced progression-free survival that was at least twice the duration of their last prior treatment before entry into the trial. In addition, one of these patients, a heavily pre-treated patient with small cell lung cancer, achieved a confirmed partial response and remained on study for two years. ME-344 was generally well tolerated at doses equal to or less than 10 mg/kg delivered on a weekly schedule for extended durations. Treatment-related adverse events included nausea, dizziness and fatigue. Dose-limiting toxicities were observed at both the 15 mg/kg and 20 mg/kg dose levels, consisting primarily of grade 3 peripheral neuropathy. We are planning to advance ME-344 in combination with the anti-angiogenic antibody bevacizumab in a Phase 1b study evaluating patients with relapsed colorectal cancer in the first half of calendar year 2023.

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

Results of Operations

Comparison of three months ended September 30, 2022 and 2021

Revenue: We recognized revenue of $8.7 million for the three months ended September 30, 2022 compared to $7.8 million for the three months ended September 30, 2021. Revenue increased as a result of higher progress towards completion of our performance obligations under our KKC Commercialization Agreement, offset by decreased reimbursement of expenses from KKC due to research and development activity related to zandelisib.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Three Months Ended September 30,
Research and development expenses	2022	2021
Zandelisib	$11,606	$12,392
Voruciclib	733	1,041
ME-344	785	640
Other	6,339	5,880
Total research and development expenses	$19,463	$19,953

Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations “CROs”), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Costs related to zandelisib decreased primarily as a result of lower costs related to the TIDAL study due to enrollment completing prior to the three months ended September 30, 2022. Costs related to voruciclib decreased for the three months ended September 30, 2022 compared with the three months ended September 30, 2021, due to lower costs related to the Phase 1 study. Costs related to ME-344 increased for the three months ended September 30, 2022 compared with the three months ended September 30, 2021, due to increased drug manufacturing costs. The increase in other research and development costs is primarily due to higher personnel costs.

General and Administrative: General and administrative expenses decreased by $0.4 million to $7.5 million for the three months ended September 30, 2022 compared to $7.9 million for the three months ended September 30, 2021. The decrease is primarily due to decreased share-based compensation ($1.0 million) and external professional services and legal costs ($0.4 million), partially offset by increased personnel costs ($0.4 million), and corporate overhead costs ($0.6 million).

Other income or expense: We recorded a non-cash gain of $1.1 million during the three months ended September 30, 2022 due to a change in the fair value of our warrant liability. The change in the warrant liability is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $0.5 million for the three months ended September 30, 2022 compared to $8,000 for the three months ended September 30, 2021. The increase is primarily due to higher yields during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Liquidity and Capital Resources

We have accumulated losses of $390.8 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2022, we had $138.4 million in cash and cash equivalents, and short-term investments. We believe that these resources will be sufficient to fund our operations for at least 12 months from the issuance of this Quarterly Report. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Sources and Uses of Our Cash

Net cash used in operating activities for the three months ended September 30, 2022 was $14.8 million as compared to net cash used in operating activities of $7.7 million for the three months ended September 30, 2021. The increase in net cash used in operating activities period over period reflects the receipt of a $10.0 million milestone in September 2021 related to the KKC Commercialization Agreement, with no corresponding receipt for the three months ended September 30, 2022, as well as other changes in working capital.

Net cash provided by investing activities for the three months ended September 30, 2022 was $13.7 million as compared to $15.0 million provided by investing activities for the three months ended September 30, 2021. The change was primarily due to decreased proceeds from maturities of short-term investments in 2022, net of purchases.

Net cash used in financing activities during the three months ended September 30, 2022 was $40,000 compared with $0.2 million used in financing activities during the three months ended September 30, 2021 due to the payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders.

Contractual Obligations

We have contracted with various consultants and third parties to assist us in pre-clinical research and development and clinical trials work for our leading drug compounds. The contracts are terminable at any time but obligate us to reimburse the providers for any time or costs incurred through the date of termination. Additionally, we have employment agreements with certain of our current employees that provide for severance payments and accelerated vesting for share-based awards if their employment is terminated under specified circumstances.

We lease office space in San Diego, California under non-cancelable operating leases. The leases are subject to additional variable non-lease component charges (e.g., common area maintenance, maintenance, etc.). See Note 8 Leases of the unaudited condensed financial statements for additional details related to our lease obligations.

Presage License Agreement

In September 2017, we entered into the Presage License Agreement. Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage $2.9 million. With respect to the first indication, an incremental $2.0 million payment, due upon dosing the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees. As of September 30, 2022, we had not accrued any amounts for potential future payments.

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

The ongoing COVID-19 pandemic may also impact our ability to procure the necessary supply of our investigational drug products, as well as any ancillary supplies necessary for the conduct of our studies. Third party manufacturers may also need to implement measures and changes or deviate from typical manufacturing requirements that may otherwise adversely impact our product candidates.

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

Critical Accounting Policies and Management Estimates

We describe our significant accounting policies in Note 1. The Company and Summary of Significant Accounting Policies, of the notes to the financial statements included in our 2022 Annual Report. We discuss our critical accounting estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2022 Annual Report. There have been no changes in our significant accounting policies or critical accounting estimates since June 30, 2022.

Recent Accounting Pronouncement

See Note 1. The Company and Summary of Significant Accounting Policies in the Notes to Condensed Financial Statements in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures

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

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the inadequate design and implementation of controls to evaluate and monitor the accounting for revenue recognition related to license agreements.

After giving full consideration to the material weakness, and the additional analyses and other procedures that we performed to ensure that preparation and fair presentation of our financial statements included in this Quarterly Report, our management and the board of directors has concluded that our financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts related to the material weakness discussed above, there were no changes in our internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those included in our 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibits
10.1

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

Date: November 14, 2022