Form 10-Q
period 2022-12-31
MEI Pharma, Inc.
filed 2023-02-09
CIK 1262104

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of February 6, 2023, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 133,260,865.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MEI PHARMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except par value data)

	December 31, 2022	June 30, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,917	$15,740
Short-term investments	113,256	137,512
Total cash, cash equivalents and short-term investments	124,173	153,252
Unbilled receivables	5,704	10,044
Prepaid expenses and other current assets	3,568	3,830
Total current assets	133,445	167,126
Operating lease right-of-use asset	12,698	9,054
Property and equipment, net	1,456	1,660
Total assets	$147,599	$177,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,067	$7,918
Accrued liabilities	14,346	10,820
Deferred revenue	2,897	4,834
Operating lease liability	1,343	871
Total current liabilities	22,653	24,443
Deferred revenue, long-term	64,545	90,610
Operating lease liability, long-term	12,027	8,771
Warrant liability	—	1,603
Total liabilities	99,225	125,427
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 133,261 and 133,152 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	—	—
Additional paid-in capital	428,904	426,572
Accumulated deficit	(380,530)	(374,159)
Total stockholders’ equity	48,374	52,413
Total liabilities and stockholders’ equity	$147,599	$177,840

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue	$32,735	$11,832	$41,465	$19,589
Operating expenses:
Research and development	15,313	21,531	34,776	41,484
General and administrative	8,496	7,926	15,982	15,835
Total operating expenses	23,809	29,457	50,758	57,319
Income (loss) from operations	8,926	(17,625)	(9,293)	(37,730)
Other income (expense):
Change in fair value of warrant liability	486	5,458	1,603	8,046
Interest and dividend income	845	11	1,325	18
Other expense, net	(4)	—	(6)	—
Net income (loss)	$10,253	$(12,156)	$(6,371)	$(29,666)
Net income (loss):
Basic	$10,253	$(12,156)	$(6,371)	$(29,666)
Diluted	$10,253	$(17,614)	$(6,371)	$(37,712)
Net income (loss) per share:
Basic	$0.08	$(0.10)	$(0.05)	$(0.26)
Diluted	$0.08	$(0.14)	$(0.05)	$(0.32)
Shares used in computing net income (loss) per share:
Basic	133,261	126,725	133,258	115,982
Diluted	133,261	128,160	133,258	118,657

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2022	133,152	$426,572	$(374,159)	$52,413
Net loss	—	—	(16,624)	(16,624)
Issuance of common stock for vested restricted stock units	109	(40)	—	(40)
Share-based compensation expense	—	1,559	—	1,559
Balance at September 30, 2022	133,261	428,091	(390,783)	37,308
Net income	—	—	10,253	10,253
Share-based compensation expense	—	813	—	813
Balance at December 31, 2022	133,261	$428,904	$(380,530)	$48,374

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2021	112,615	$369,171	$(319,705)	$49,466
Net loss	—	—	(17,510)	(17,510)
Issuance of common stock for vested restricted stock units	63	(194)	—	(194)
Share-based compensation expense	—	2,539	—	2,539
Balance at September 30, 2021	112,678	371,516	(337,215)	34,301
Net loss	—	—	(12,156)	(12,156)
Issuance of common stock, net of issuance costs of $3,672	20,125	48,653	—	48,653
Exercise of stock options	102	212	—	212
Share-based compensation expense	—	2,324	—	2,324
Balance at December 31, 2021	132,905	$422,705	$(349,371)	$73,334

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,371)	$(29,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(1,603)	(8,046)
Share-based compensation expense	2,372	4,863
Depreciation and amortization	191	152
Non-cash lease expense	703	449
Changes in operating assets and liabilities:
Unbilled receivables	4,340	(2,569)
Prepaid expenses and other current assets	262	(1,014)
Accounts payable	(3,851)	(99)
Accrued liabilities	3,526	1,363
Deferred revenue	(28,002)	18,736
Operating lease liability	(619)	(456)
Net cash used in operating activities	(29,052)	(16,287)
Cash flows from investing activities:
Purchases of short-term investments	(67,862)	(173,300)
Proceeds from maturity of short-term investments	92,118	144,983
Proceeds from (purchases) of property and equipment	13	(59)
Net cash provided by (used in) investing activities	24,269	(28,376)
Cash flows from financing activities:
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(40)	(194)
Proceeds from exercise of stock options	—	212
Proceeds from issuance of common stock, gross	—	52,325
Payment of issuance costs	—	(3,672)
Net cash (used in) provided by financing activities	(40)	48,671
Net (decrease) increase in cash and cash equivalents	(4,823)	4,008
Cash and cash equivalents at beginning of the period	15,740	8,543
Cash and cash equivalents at end of the period	$10,917	$12,551
Supplemental disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,347	$—

See accompanying notes to condensed financial statements.

MEI PHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

The Company

MEI Pharma, Inc. (Nasdaq: MEIP) is a clinical stage pharmaceutical company focused on developing potential new therapies for cancer. MEI Pharma's portfolio of drug candidates includes drug candidates with differentiated or novel mechanisms of action intended to address unmet medical needs and deliver improved benefit to patients, either as standalone treatments or in combination with other therapeutic options. Our common stock is listed on the Nasdaq Capital Market under the symbol “MEIP.”

Clinical Development Programs

We build our pipeline by licensing or acquiring promising cancer agents and creating value in programs through development, commercialization and strategic partnerships, as appropriate. Our objective is to leverage the mechanisms and properties of our pipeline drug candidates to optimize the balance between efficacy and tolerability to meet the needs of patients with cancer. Our drug candidate pipeline includes:

•
Voruciclib, an oral cyclin-dependent kinase (“CDK”) inhibitor;
•
ME-344, an intravenous small molecule targeting the oxidative phosphorylation pathway; and
•
Zandelisib, an oral phosphatidylinositol 3-kinase delta (“PI3Kδ”) inhibitor.

The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates may not have favorable results in later studies or trials. The commercial opportunity will be reduced or eliminated if competitors develop and market products that are more effective, have fewer side effects or are less expensive than our drug candidates. We will need substantial additional funds to progress the clinical trial programs for the drug candidates voruciclib and ME-344 and to develop new compounds we might license or acquire. The actual amount of funds that will be needed are determined by a number of factors, some of which are beyond our control. Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from the financial markets or collaborators.

Reduction in Force and Current Events

In November 2022, we and Kyowa Kirin Co., Ltd. ("KKC") met with the U.S. Food and Drug Administration ("FDA") in a follow-up meeting to the March 2022 end of Phase 2 meeting. At this meeting, the FDA provided further guidance regarding the design and statistical analysis for the COASTAL trial. Following the November meeting, the companies jointly concluded that a clinical trial consistent with the recent FDA guidance, including modification of the ongoing COASTAL trial, would likely not be feasible to complete within a time period that would support further investment or with sufficient certainty of the regulatory requirements for approval to justify continued global development efforts. As a result, we and KKC jointly decided to discontinue global development of zandelisib for indolent forms of non-Hodgkin lymphoma outside of Japan.

The discontinuation of zandelisib development outside of Japan was a business decision based on the most recent regulatory guidance from the FDA and is not related to the zandelisib clinical data generated to date. KKC is continuing certain ongoing Japanese clinical trials, including the Phase 2 MIRAGE trial evaluating Japanese patients with relapsed or refractory indolent B-cell non-Hodgkin lymphomas, and will explore submitting the MIRAGE and TIDAL trials for marketing authorization in Japan. MIRAGE is a Phase 2 trial, similar in design to the global Phase 2, single-arm, TIDAL trial. In November 2022, we and KKC announced positive topline data from the Phase 2 MIRAGE trial.

We and KKC have begun closing all ongoing zandelisib clinical studies outside of Japan, including the Phase 3 COASTAL trial, the Phase 2 TIDAL trial, and the Phase 2 CORAL trial. Depending on the achievement of certain regulatory and commercial milestones in Japan, MEI may be eligible for additional payments from KKC under the current agreement. We are entitled to royalties on any sales of zandelisib in Japan.

In December 2022, we announced a plan to streamline our organization towards the continued clinical development of voruciclib and ME-344. As a result, we initiated a staggered workforce reduction, initially affecting 28 employees in December 2022 (representing approximately 27% of our workforce). In connection with the reduction in force, we incurred termination costs, which include severance, benefits, and related costs of approximately $1.2 million, of which $0.8 million was research and development expense and $0.4 million was general and administrative expense. We have accrued these termination benefits as of December 31, 2022 and paid the associated benefits in January 2023.

Liquidity

We have accumulated losses of $380.5 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2022, we had $124.2 million in cash and cash equivalents and short-term investments. We believe that these resources will be sufficient to meet our obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operations and operating expenses may affect actual future use of existing cash resources. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

The accompanying unaudited financial statements for the quarterly period ended December 31, 2022 should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2022, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 8, 2022 ("2022 Annual Report"). Interim results are not necessarily indicative of results for a full year.

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

In connection with our License, Development and Commercialization Agreement (the "KKC Commercialization Agreement") with KKC, we perform development services related to our 50-50 cost sharing arrangement for which revenue is recognized over time. Additionally, we perform services for KKC at their request, the costs of which are fully reimbursed to us. We record the reimbursement for such pass through services as revenue at 100% of reimbursed costs, as control of the additional services for KKC is transferred at the time we incur such costs. The costs of these services are recognized in the Condensed Statements of Operations as research and development expense.

We recognized revenue associated with the KKC Commercialization Agreement for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue	$32,735	$11,832	$41,465	$19,589

Timing of Revenue Recognition:
Services performed over time	$32,473	$9,625	$40,832	$16,810
Pass through services at a point in time	262	2,207	633	2,779
	$32,735	$11,832	$41,465	$19,589

Contract Balances

Accounts receivable are included in “Prepaid expenses and other current assets”, and contract liabilities are included in “Deferred revenue" and "Deferred revenue, long-term” on our Condensed Balance Sheets. The following table presents changes in accounts receivable, unbilled receivables and contract liabilities accounted for under Topic 606 for the periods presented (in thousands):

	Six Months Ended December 31,
	2022	2021
Accounts receivable
Accounts receivable, beginning of period	$—	$—
Amounts billed	17,803	35,757
Payments received	(17,803)	(35,757)
Accounts receivable, end of period	$—	$—
Unbilled receivables
Unbilled receivables, beginning of period	$10,044	$7,582
Billable amounts	13,463	38,326
Amounts billed	(17,803)	(35,757)
Unbilled receivables, end of period	$5,704	$10,151
Contract liabilities
Contract liabilities, beginning of period	$30,900	$14,677
Payments received	—	20,000
Revenue recognized	(2,831)	(1,264)
Revenue recognized from change in estimate for performance obligations that are being closed	(16,565)	—
Revenue recognized for performance obligations that will no longer commence	(8,607)	—
Contract liabilities, end of period	$2,897	$33,413

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

As of December 31, 2022 and June 30, 2022, we had $67.4 million and $95.4 million, respectively, of deferred revenue associated with the KKC Commercialization Agreement, of which $64.5 million relates to the U.S. license which is a unit of account under the scope of ASC Topic 808, Collaborative Arrangements ("Topic 808") and is not a performance obligation under Topic 606. The remaining balance of deferred revenue as of December 31, 2022 and June 30, 2022 of $2.9 million and $30.9 million, respectively, relates to the development services performance obligations which are under the scope of Topic 606. The decrease in deferred revenue comes as a result of our beginning the close down of all zandelisib studies outside of Japan. We updated our estimated costs to complete each of the performance obligations, resulting in a higher progress towards completion based on the ratio of costs incurred to date to the total estimated costs. Additionally, we recognized revenue related to non-refundable payments for performance obligations that have not commenced and will no longer be initiated.

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

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2022, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

There have been no material changes in our unrecognized tax benefits since June 30, 2022, and, as such, the disclosures included in our 2022 Annual Report continue to be relevant for the six months ended December 31, 2022.

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

In May 2018, we issued warrants in connection with our private placement of shares of common stock. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Balance Sheet. We recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our Condensed Statement of Operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the Condensed Statements of Operations for the three and six months ended December 31, 2022 and 2021, respectively.

To calculate the fair value of the warrant liability, the following assumptions were used for the periods presented:

	December 31, 2022	June 30, 2022
Risk-free interest rate	4.7%	2.8%
Expected life (years)	0.4	0.9
Expected volatility	101.7%	139.4%
Dividend yield	0.0%	0.0%
Black-Scholes Fair Value	$—	$0.10

The following table sets forth a summary of changes in the estimated fair value of our Level 3 warrant liability for the six months ended December 31, 2022 and 2021 (in thousands):

	Fair Value of Warrants Using Significant Unobservable Inputs (Level 3)
	2022	2021
Balance at July 1,	$1,603	$22,355
Change in estimated fair value of liability classified warrants	(1,603)	(8,046)
Balance at December 31,	$—	$14,309

Note 3. Short-Term Investments

As of December 31, 2022, and June 30, 2022, our short-term investments consisted of $113.3 million and $137.5 million, respectively, in U.S. government securities. The short-term investments held as of December 31, 2022 and June 30, 2022 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. As of December 31, 2022, and June 30, 2022, the gross holding gains and losses were immaterial.

Note 4. License Agreements

KKC License, Development and Commercialization Agreement

In April 2020, we entered into the KKC Commercialization Agreement under which we granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S. (the "U.S. License"), and an exclusive (subject to certain retained rights to perform obligations under the KKC Commercialization Agreement), sublicensable, payment-bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the U.S. (the “Ex-U.S." and the “Ex-U.S. License”). KKC granted to us a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize zandelisib for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-U.S. under the KKC Commercialization Agreement. KKC paid us an initial payment of $100.0 million. Additionally, in Japan, where development is now focused, the KKC Commercialization Agreement included potential regulatory and commercialization milestone payments plus royalties on net sales of zandelisib in Japan, which are tiered beginning in the teens.

KKC is responsible for the development and commercialization of zandelisib in the Ex-U.S. and, subject to certain exceptions, is solely responsible for all costs related thereto. We provide to KKC certain drug supplies necessary for the development and commercialization of zandelisib in the Ex-U.S., with the understanding that KKC will assume responsibility for manufacturing for the Ex-U.S. as soon as practicable.

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

As discussed in Note 1, we and KKC jointly decided to discontinue zandelisib development in the U.S. As of December 31, 2022, we updated our assessment of the total transaction price from the KKC Commercialization Agreement to be $216.3 million, comprised of the upfront payment of $100.0 million, milestone payments of $20.0 million, estimated development cost-sharing of

$91.1 million, and deferred revenue of $5.2 million. As of December 31, 2022, the updated assessment reflects a decrease in estimated variable consideration related to development cost sharing of $143.8 million from June 30, 2022. We decreased our estimate for variable consideration related to development cost sharing primarily as a result of us discontinuing our zandelisib program. As a result, we recognized revenue of $16.6 million from the change in estimate. Additionally, we recognized $8.6 million of revenue related to non-refundable payments for performance obligations that have not commenced and will no longer be initiated. Any variable consideration related to sales-based royalties and commercial milestones related to licenses of intellectual property will be determined when the sale or usage occurs, and is therefore excluded from the transaction price. In addition, we are eligible to receive future development and regulatory milestones upon the achievement of certain criteria; however, these amounts are excluded from variable consideration as the risk of significant revenue reversal will only be resolved depending on future research and development and/or regulatory approval outcomes. We re-evaluate the estimated variable consideration included in the transaction price and any related constraints at the end of each reporting period.

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

We determined that control of the U.S. License and Ex-U.S. License were transferred to KKC during the year ended June 30, 2020, and recognized revenue of $21.0 million related to the Ex-U.S. License. The $64.5 million transaction price allocated to the U.S. License obligation accounted for under Topic 808 is included as non-current deferred revenue and will begin to be recognized upon completion of the collaborative arrangement as non-ASC 606 revenue. As of December 31, 2022 and June 30, 2022, we have deferred revenue of $2.9 million and $30.9 million, respectively, related to the transaction price allocated to the Development Services performance obligations and are recognizing this revenue based on the proportional performance of these development activities, which we expect to recognize through fiscal year 2024.

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

Note 5. BeiGene Collaboration

In October 2018, we entered into a clinical collaboration with BeiGene, Ltd. (“BeiGene”) to evaluate the safety and efficacy of zandelisib in combination with BeiGene’s zanubrutinib (marketed as Brukinsa®), an inhibitor of Bruton’s tyrosine kinase, for the treatment of patients with B-cell malignancies. Under the terms of the clinical collaboration agreement, we amended our ongoing Phase 1b trial to include evaluation of zandelisib in combination with zanubrutinib in patients with B-cell malignancies. Study costs are being shared equally by the parties, and we agreed to supply zandelisib and BeiGene agreed to supply zanubrutinib. We record the costs reimbursed by BeiGene as a reduction of our research and development expenses. We retained full commercial rights for zandelisib and BeiGene retained full commercial rights for zanubrutinib. With the discontinuation of the zandelisib program outside of Japan, this clinical collaboration will be concluding with the discontinuation of the Phase 1b trial.

Note 6. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are computed using the weighted average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and six months ended December 31, 2022 and 2021. Diluted net income (loss) per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

The following table presents the calculation of net income (loss) used to calculate basic income (loss) and diluted income (loss) per share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net income (loss) – basic	$10,253	$(12,156)	$(6,371)	$(29,666)
Change in fair value of warrant liability	—	(5,458)	—	(8,046)
Net income (loss) – diluted	$10,253	$(17,614)	$(6,371)	$(37,712)

Share used in calculating net income (loss) per share was determined as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Weighted average shares used in calculating basic net income (loss) per share	133,261	126,725	133,258	115,982
Effect of potentially dilutive common shares from equity awards and liability-classified warrants	—	1,435	—	2,675
Weighted average shares used in calculating diluted net income (loss) per share	133,261	128,160	133,258	118,657

Our potentially dilutive shares, which include outstanding stock options, restricted stock units and warrants, are considered to be common stock equivalents and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

The following table presents weighted average potentially dilutive shares that have been excluded from the calculation of net income (loss) per share because of their anti-dilutive effect (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Stock options	27,452	20,460	27,606	20,671
Warrants	16,059	—	16,059	—
Restricted stock units	—	229	5	244
Total anti-dilutive shares	43,511	20,689	43,670	20,915

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

Presage License Agreement

As discussed in Note 4, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of December 31, 2022, we had not accrued any amounts for potential future payments as achievement of the milestones had not been met.

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

Torreya Partners

In October 2022, we engaged Torreya Partners as a financial advisor to help explore additional strategic opportunities. As part of this engagement, we have agreed to issue warrants to acquire shares of our common stock having a value equal to $0.5 million at the time of issuance. To date these warrants have not been issued and have been accrued for as of December 31, 2022. We will also pay Torreya Partners a transaction fee equal to 20% of aggregate consideration, up to a maximum of $2.0 million, in connection with a potential strategic transaction. As of December 31, 2022, we have not accrued any amount for potential future transaction fees.

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

The following is a schedule of the future minimum lease payments under the Lease Agreements, reconciled to the operating lease liability, as of December 31, 2022 (in thousands):

December 31, 2022
Remainder of fiscal year ending June 30, 2023	$1,133
Years ending June 30,
2024	2,335
2025	1,913
2026	2,477
2027	2,551
2028	2,715
Thereafter	4,386
Total lease payments	17,510
Less: Present value discount	(4,140)
Total operating lease liability	$13,370
Balance Sheet Classification – Operating Leases
Operating lease liability	$1,343
Operating lease liability, long-term	12,027
Total operating lease liability	$13,370
Other Balance Sheet Information – Operating Leases
Weighted average remaining lease term (in years)	6.9
Weighted average discount rate	7.50%

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

The total operating lease costs and supplemental cash flow information related to our operating leases were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Operating lease expense	$608	$377	$1,217	$753
Operating cash flows from operating leases	$567	$380	$1,133	$760

Note 9. Stockholders’ Equity

Equity Transactions

Shelf Registration Statement

We have a shelf registration statement that permits us to sell, from time to time, up to $200.0 million of common stock, preferred stock and warrants. The shelf registration was filed and declared effective in May 2020, and carried forward approximately $107.5 million of unsold securities registered under the prior shelf registration statement. As of December 31, 2022, there was $123.4 million aggregate value of securities available under the shelf registration statement, including $60.0 million remaining available under the 2020 ATM Sales Agreement described below.

At-The-Market Equity Offering

On November 10, 2020, we entered into an At-The-Market Equity Offering Sales Agreement (the “2020 ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $60.0 million of our common stock pursuant to the shelf registration statement. As of December 31, 2022, there was $60.0 million remaining available under the 2020 ATM Sales Agreement.

Warrants

As of December 31, 2022, we have outstanding warrants to purchase 16,058,985 shares of our common stock related to a private placement equity financing that we closed in May 2018. The warrants are fully vested, exercisable at a price of $2.54 per share and expire in May 2023. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Balance Sheets. The warrants were revalued as of December 31, 2022 and June 30, 2022 at zero and $1.6 million, respectively. The change in fair value of $0.5 million and $1.6 million was recorded on the Condensed Statement of Operations for the three and six months ended December 31, 2022.

Note 10. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs. In December 2008, we adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (“Omnibus Plan”), as amended and restated from time-to-time, under which 29,014,794 shares of common stock are authorized for issuance. The Omnibus Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, and employees. As of December 31, 2022, there were 3,335,415 shares available for future grant under the Omnibus Plan. In January 2023, our stockholders approved the increase of 8,000,000 additional shares available for future grant under the Omnibus Plan.

In May 2021, we adopted the 2021 Inducement Plan ("Inducement Plan"), under which 2,500,000 shares of common stock are authorized for issuance. The Inducement Plan is intended to assist us in attracting and retaining selected individuals to serve as employees who are expected to contribute to our success, by providing an inducement for such individuals to enter into employment with us, and to achieve long-term objectives that will benefit stockholders of the Company. As of December 31, 2022, there were 491,397 shares available for future grant under the Inducement Plan.

Total share-based compensation expense for all stock awards consisted of the following for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Research and development	$201	$658	$850	$1,280
General and administrative	612	1,666	1,522	3,583
Total share-based compensation expense	$813	$2,324	$2,372	$4,863

Stock Options

Stock options granted to employees vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. Of the total options outstanding of 25,404,860 as of December 31, 2022, 23,396,257 were granted under the Omnibus Plan and 2,008,603 were granted under the Inducement Plan.

A summary of our stock option activity and related data follows:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	19,934,007	$2.85
Granted	9,220,410	0.53
Expired	(156,667)	2.63
Forfeited/Cancelled	(3,592,890)	2.05
Outstanding at December 31, 2022	25,404,860	2.12	7.7	$—
Vested and exercisable at December 31, 2022	12,242,063	2.89	6.3	$—

As of December 31, 2022, the aggregate intrinsic value of outstanding options was calculated as the difference between the exercise price of the underlying options and the closing price of our common stock of $0.24 on that date.

Unrecognized compensation expense related to non-vested stock options totaled $5.2 million as of December 31, 2022. Such compensation expense is expected to be recognized over a weighted average period of 1.6 years. As of December 31, 2022, we expect all options to vest.

We use the Black-Scholes valuation model to estimate the grant date fair value of stock options. To calculate these fair values, the following weighted average assumptions were used for the periods presented:

	Six Months Ended December 31,
	2022	2021
Risk-free interest rate	2.9%	1.1%
Expected life (years)	6.0	6.0
Expected volatility	84.1%	68.0%
Dividend yield	0.0%	0.0%
Weighted average grant date fair value	$0.39	$1.78

Restricted Stock Units

A summary of our RSU activity and related data for the six months ended December 31, 2022 was as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2022	184,400	$3.49
Vested	(184,400)	$3.49
Non-vested at December 31, 2022	—	$—

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
•
We are a clinical stage clinical research and development stage company and are likely to incur operating losses for the foreseeable future;
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
•
There is substantial uncertainty regarding the impact of rising inflation and the increase in interest rates as a result, the ongoing COVID-19 pandemic on our business, industry, global economic conditions and government policy;
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
•
Anti-takeover provisions contained in our amended and restated certificate of incorporation and fourth amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt;
•
Our fourth amended and restated bylaws require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders; and
•
Our executive officers and directors may sell shares of their stock, and these sales could adversely affect our stock price.

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

Overview

MEI Pharma, Inc. (Nasdaq: MEIP) is a clinical stage pharmaceutical company focused on developing potential new therapies for cancer. MEI Pharma's portfolio of drug candidates includes clinical-stage candidates with differentiated or novel mechanisms of action intended to address unmet medical needs and deliver improved benefit to patients, either as standalone treatments or in combination with other therapeutic options. Our common stock is listed on the Nasdaq Capital Market under the symbol “MEIP.”

In November 2022, we announced plans to realign our clinical development efforts following the discontinuation of zandelisib global development efforts outside Japan. Zandelisib, an oral PI3K delta inhibitor, was our lead drug candidate being developed globally under a partnership with Kyowa Kirin Co., Ltd ("KKC"). The decision to discontinue zandelisib development outside of Japan was a joint decision with KKC. The costs of the close of the zandelisib development program outside of Japan are shared with KKC. Our focus going forward will be the development of our two earlier clinical-stage assets, voruciclib and ME-344.

In connection with the realignment, we initiated a staggered workforce reduction, initially affecting 28 employees in December 2022 (representing approximately 27% of our workforce). Following completion of the close of the zandelisib development program and associated workforce reductions, MEI expects that, along with any additional workforce reductions to be determined to fully align resources going forward, its existing cash, cash equivalents and short-term investments will be sufficient to fund operations for at least 12 months. In connection with the realignment, we also announced that we are exploring additional strategic opportunities in conjunction with Torreya Partners as a financial advisor.

Clinical Development Programs

We build our pipeline by licensing or acquiring promising cancer agents and creating value in programs through development, commercialization and strategic partnerships, as appropriate. Our objective is to leverage the mechanisms and properties of our pipeline drug candidates to optimize the balance between efficacy and tolerability to meet the needs of patients with cancer. Our drug candidate pipeline includes:

•
Voruciclib, an oral cyclin-dependent kinase 9 (“CDK9”) inhibitor; and
•
ME-344, an intravenous small molecule targeting the oxidative phosphorylation pathway; and
•
Zandelisib, an oral phosphatidylinositol 3-kinase delta (“PI3Kδ”) inhibitor.

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

Clinical Program

We are evaluating patients with hematological malignancies in a Phase 1b clinical trial evaluating the dose and schedule of voruciclib. The trial started with the evaluation of dose and schedule of voruciclib as a monotherapy in patients with relapsed and refractory B-cell malignancies and AML after failure of prior standard therapies to determine the safety, preliminary efficacy and maximum tolerated dose. We are now also starting to evaluate the dose and schedule of voruciclib in combination with venetoclax, a BCL2 inhibitor, initially in patients with AML and subsequently across multiple indications where BCL2 inhibition has been shown to be effective. The primary goal of the Phase 1b study is to assess the safety, and possible synergies, of voruciclib administered in combination with venetoclax. We are planning to report key interim clinical data from this trial around calendar year-end 2023.

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

ME-344: Clinical Stage Mitochondrial Inhibitor with Combinatorial Potential

ME-344 is our novel and tumor selective, isoflavone-derived mitochondrial inhibitor drug candidate. It targets the oxidative phosphorylation pathway involved in adenosine triphosphate ("ATP") production in the mitochondria. ME-344 was studied in an investigator-initiated, multi-center, randomized clinical trial in combination with the vascular endothelial growth factor (“VEGF”) inhibitor bevacizumab (marketed as Avastin®) that enrolled a total of 42 patients with human epidermal growth factor receptor 2 (“HER2”) negative breast cancer.

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

We are planning to advance ME-344 in combination with the anti-angiogenic antibody bevacizumab in a Phase 1b study evaluating patients with relapsed colorectal cancer in the first half of calendar year 2023. The study will enroll patients with progressive disease after failure of standard therapies with patients treated until disease progression or intolerance. The primary objective is progression free survival. Secondary endpoints include overall response rate, duration of response, overall survival and safety. We are planning to report key interim clinical data from this trial around calendar year-end 2023.

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

Zandelisib: PI3Kδ Inhibitor Overview

Zandelisib is an oral, once-daily, selective PI3Kδ inhibitor clinically evaluated for the treatment of B-cell malignancies. In April 2020, we entered into a global license, development and commercialization agreement to further develop and commercialize zandelisib with KKC.

In March 2022, MEI Pharma and KKC reported the outcome of an end of Phase 2 meeting with the FDA wherein the agency discouraged a filing based on data from a single-arm Phase 2 trial, called TIDAL, evaluating zandelisib in patients with relapsed or refractory follicular lymphoma. At this meeting, the FDA stated that a randomized trial should be used to support an initial zandelisib registration in patients with indolent non-Hodgkin lymphoma and, accordingly, data generated from single arm studies such as the Phase 2 TIDAL trial are insufficient to adequately assess the risk/benefit of PI3K inhibitors evaluating indolent non-Hodgkin lymphoma. At that time the FDA emphasized that the companies continue efforts with the ongoing randomized Phase 3 COASTAL trial evaluating patients with relapsed or refractory follicular or marginal zone lymphomas. Subsequently, at an April 2022 meeting of the FDA Oncology Drugs Advisory Committee, the committee voted that future approvals of PI3K inhibitors for hematologic malignancies should be supported by randomized data.

In November 2022, MEI Pharma and KKC met with the FDA in a follow-up meeting to the March 2022 end of Phase 2 meeting. At this meeting, the FDA provided further guidance regarding the design and statistical analysis for the COASTAL trial. Following the November meeting, the companies jointly concluded that a clinical trial consistent with the recent FDA guidance, including modification of the ongoing COASTAL trial, would likely not be feasible to complete within a time period that would support further investment or with sufficient certainty of the regulatory requirements for approval to justify continued global development efforts. As a result, MEI and KKC jointly decided to discontinue global development of zandelisib for indolent forms of non-Hodgkin lymphoma outside of Japan.

The discontinuation of zandelisib development outside of Japan was a business decision based on the most recent regulatory guidance from the FDA and is not related to the zandelisib clinical data generated to date. KKC is continuing certain ongoing Japanese clinical trials including the Phase 2 MIRAGE trial evaluating Japanese patients with relapsed or refractory indolent B-cell non-Hodgkin lymphomas and will explore submitting the MIRAGE and TIDAL trials for marketing authorization in Japan. MIRAGE is a Phase 2 trial, similar in design to the global Phase 2, single-arm, TIDAL trial. In November 2022 KKC and MEI announced positive topline data from the Phase 2 MIRAGE trial.

MEI and KKC have begun closing all ongoing zandelisib clinical studies outside of Japan, including the Phase 3 COASTAL trial, the Phase 2 TIDAL trial, and the Phase 2 CORAL trial. Depending on the achievement of certain regulatory and commercial milestones in Japan, MEI may be eligible for additional payments from KKC under the current agreement. MEI may also be entitled to royalties on any sales of zandelisib in Japan.

KKC License, Development and Commercialization Agreement

In April 2020, we entered into the KKC Commercialization Agreement under which we granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S. (the "U.S. License"), and an exclusive (subject to certain retained rights to perform obligations under the KKC Commercialization Agreement), sublicensable, payment-bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the U.S. (the “Ex-U.S." and the “Ex-U.S. License”). KKC granted to us a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize zandelisib for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-U.S. under the KKC Commercialization Agreement. KKC paid us an initial payment of $100.0 million. Additionally, in Japan, where development is now focused, the KKC Commercialization Agreement included potential regulatory and commercialization milestone payments plus royalties on net sales of zandelisib in Japan, which are tiered beginning in the teens.

KKC is responsible for the development and commercialization of zandelisib in the Ex-U.S. and, subject to certain exceptions, is solely responsible for all costs related thereto. We will also provide to KKC certain drug supplies necessary for the development and commercialization of zandelisib in the Ex-U.S., with the understanding that KKC will assume responsibility for manufacturing for the Ex-U.S. as soon as practicable.

Results of Operations

Comparison of three months ended December 31, 2022 and 2021

Revenue: We recognized revenue of $32.7 million for the three months ended December 31, 2022 compared to $11.8 million for the three months ended December 31, 2021. As a result of the discontinuation of the zandelisib program, we updated our estimated costs to complete each performance obligation, resulting in a higher progress towards completion based on the ratio of costs incurred to date to the total estimated costs, resulting in the recognition of $16.6 million of previously deferred revenue related to performance obligations that are being closed. We also recognized $8.6 million of previously deferred revenue related to performance obligations associated with clinical trials that have not commenced and will no longer be initiated.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Three Months Ended December 31,
Research and development expenses	2022	2021
Zandelisib	$8,265	$14,620
Voruciclib	428	1,545
ME-344	64	1,144
Other	6,556	4,222
Total research and development expenses	$15,313	$21,531

Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations “CROs”), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Costs related to zandelisib decreased primarily as a result of lower drug manufacturing costs, lower professional services costs, and lower clinical costs as we began the discontinuation of the zandelisib program during the three months ended December 31, 2022. Costs related to voruciclib decreased due to lower drug manufacturing costs and clinical costs in the Phase 1b study. Costs related to ME-344 decreased due to decreased drug manufacturing costs and clinical costs related to the Phase 1b study. The increase in other research and development costs is primarily due to personnel costs, including severance costs related to the reduction in force, offset by lower share-based compensation expenses.

General and Administrative: General and administrative expenses increased by $0.6 million to $8.5 million for the three months ended December 31, 2022 compared to $7.9 million for the three months ended December 31, 2021. The increase is primarily due to severance costs related to the reduction in force, professional services and legal costs, and corporate overhead costs, offset by decreased share-based compensation costs related to the reduction in force.

Other income or expense: We recorded a non-cash gain of $0.5 million during the three months ended December 31, 2022 due to a change in the fair value of our warrant liability. The change in the warrant liability is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $0.8 million for the three months ended December 31, 2022 compared to $11,000 for the three months ended December 31, 2021. The increase is primarily due to higher yields during the three months ended December 31, 2022 compared to the three months ended December 31, 2021.

Comparison of six months ended December 31, 2022 and 2021

Revenue: We recognized revenue of $41.5 million for the six months ended December 31, 2022 compared to $19.6 million for the six months ended December 31, 2021. As a result of the discontinuation of the zandelisib program, we updated our estimated costs to complete each performance obligation, resulting in a higher progress towards completion based on the ratio of costs incurred to date to the total estimated costs, resulting in the recognition of $16.6 million of previously deferred revenue related to performance obligations that are being closed. We also recognized $8.6 million of previously deferred revenue related to performance obligations associated with clinical trials that have not commenced and will no longer be initiated.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Six Months Ended December 31,
Research and development expenses	2022	2021
Zandelisib	$19,871	$27,012
Voruciclib	1,161	2,586
ME-344	849	1,784
Other	12,895	10,102
Total research and development expenses	$34,776	$41,484

Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations “CROs”), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Costs related to zandelisib decreased primarily as a result of lower drug manufacturing costs, lower professional services costs, and lower clinical costs as we began the discontinuation of the zandelisib program during the six months ended December 31, 2022. Costs related to voruciclib decreased for the due to lower drug manufacturing costs and clinical costs related to the Phase 1b study. Costs related to ME-344 decreased due to decreased drug manufacturing costs and clinical costs related to the Phase 1b study. The increase in other research and development costs is primarily due to personnel costs, including severance costs related to the reduction in force, offset by lower share-based compensation expenses.

General and Administrative: General and administrative expenses increased by $0.2 million to $16.0 million for the six months ended December 31, 2022 compared to $15.8 million for the six months ended December 31, 2021. The increase is primarily due to severance costs related to the reduction in force and corporate overhead costs, offset by decreased share-based compensation costs related to the reduction in force.

Other income or expense: We recorded a non-cash gain of $1.6 million during the six months ended December 31, 2022 due to a change in the fair value of our warrant liability. The change in the warrant liability is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $1.3 million for the six months ended December 31, 2022 compared to $18,000 for the six months ended December 31, 2021. The increase is primarily due to higher yields during the six months ended December 31, 2022 compared to the six months ended December 31, 2021.

Liquidity and Capital Resources

We have accumulated losses of $380.5 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2022, we had $124.2 million in cash and cash equivalents, and short-term investments. We believe that these resources will be sufficient to fund our operations for at least 12 months from the issuance of this Quarterly Report. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operations and operating expenses may affect actual future use of existing cash resources. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Sources and Uses of Our Cash

Net cash used in operating activities for the six months ended December 31, 2022 was $29.1 million as compared to net cash used in operating activities of $16.3 million for the six months ended December 31, 2021. The increase in net cash used in operating activities period over period reflects the receipt of two $10.0 million milestones during the six months ended December 31, 2021, related to the KKC Commercialization Agreement, with no corresponding receipt for the six months ended December 31, 2022, as well as other changes in working capital.

Net cash provided by investing activities for the six months ended December 31, 2022 was $24.3 million as compared to $28.4 million used in investing activities for the six months ended December 31, 2021. The change was primarily due to increased proceeds from maturities of short-term investments in 2022, net of purchases.

Net cash used in financing activities during the six months ended December 31, 2022 was $40,000 compared with $48.7 million provided by financing activities during the six months ended December 31, 2021. Cash used during the six months ended December 31, 2022 was due to the payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders. Cash raised during the six months ended December 31, 2021 reflected $48.7 million of net proceeds from the issuance of common stock.

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

Presage License Agreement

In September 2017, we entered into the Presage License Agreement. Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage $2.9 million. With respect to the first indication, an incremental $2.0 million payment, due upon dosing the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees. As of December 31, 2022, we had not accrued any amounts for potential future payments.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts related to the material weakness discussed above, there were no changes in our internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 9, 2023