Form 10-Q
period 2023-03-31
MEI Pharma, Inc.
filed 2023-05-11
CIK 1262104

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 8, 2023, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 6,662,857.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MEI PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	March 31, 2023	June 30, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,812	$15,740
Short-term investments	103,224	137,512
Total cash, cash equivalents and short-term investments	112,036	153,252
Unbilled receivables	4,580	10,044
Prepaid expenses and other current assets	3,867	3,830
Total current assets	120,483	167,126
Operating lease right-of-use asset	12,338	9,054
Property and equipment, net	1,366	1,660
Total assets	$134,187	$177,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,389	$7,918
Accrued liabilities	16,264	10,820
Deferred revenue	1,583	4,834
Operating lease liability	1,385	871
Total current liabilities	23,621	24,443
Deferred revenue, long-term	64,545	90,610
Operating lease liability, long-term	11,667	8,771
Warrant liability	—	1,603
Total liabilities	99,833	125,427
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 6,663 and 6,658 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively	—	—
Additional paid-in capital	430,322	426,572
Accumulated deficit	(395,968)	(374,159)
Total stockholders’ equity	34,354	52,413
Total liabilities and stockholders’ equity	$134,187	$177,840

See accompanying notes to condensed consolidated financial statements.

MEI PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue	$5,894	$9,694	$47,359	$29,283
Operating expenses:
Research and development	15,104	22,318	49,880	63,802
General and administrative	7,181	8,934	23,163	24,769
Total operating expenses	22,285	31,252	73,043	88,571
Loss from operations	(16,391)	(21,558)	(25,684)	(59,288)
Other income (expense):
Change in fair value of warrant liability	—	12,773	1,603	20,819
Interest and dividend income	957	60	2,282	78
Other expense, net	(4)	—	(10)	—
Net loss	$(15,438)	$(8,725)	$(21,809)	$(38,391)
Net loss:
Basic	$(15,438)	$(8,725)	$(21,809)	$(38,391)
Diluted	$(15,438)	$(8,725)	$(21,809)	$(46,437)
Net loss per share:
Basic	$(2.32)	$(1.31)	$(3.27)	$(6.31)
Diluted	$(2.32)	$(1.31)	$(3.27)	$(7.58)
Shares used in computing net loss per share:
Basic	6,663	6,653	6,663	6,080
Diluted	6,663	6,653	6,663	6,124

See accompanying notes to condensed consolidated financial statements.

MEI PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2022	6,658	$426,572	$(374,159)	$52,413
Net loss	—	—	(16,624)	(16,624)
Issuance of common stock for vested restricted stock units	5	(40)	—	(40)
Share-based compensation expense	—	1,559	—	1,559
Balance at September 30, 2022	6,663	428,091	(390,783)	37,308
Net income	—	—	10,253	10,253
Share-based compensation expense	—	813	—	813
Balance at December 31, 2022	6,663	428,904	(380,530)	48,374
Net loss	—	—	(15,438)	(15,438)
Issuance of warrants	—	500	—	500
Share-based compensation expense	—	918	—	918
Balance at March 31, 2023	6,663	$430,322	$(395,968)	$34,354

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2021	5,631	$369,171	$(319,705)	$49,466
Net loss	—	—	(17,510)	(17,510)
Issuance of common stock for vested restricted stock units	3	(194)	—	(194)
Share-based compensation expense	—	2,539	—	2,539
Balance at September 30, 2021	5,634	371,516	(337,215)	34,301
Net loss	—	—	(12,156)	(12,156)
Issuance of common stock, net of issuance costs of $3,672	1,006	48,653	—	48,653
Exercise of stock options	5	212	—	212
Share-based compensation expense	—	2,324	—	2,324
Balance at December 31, 2021	6,645	422,705	(349,371)	73,334
Net loss	—	—	(8,725)	(8,725)
Exercise of stock options	13	360	—	360
Share-based compensation expense	—	2,837	—	2,837
Balance at March 31, 2022	6,658	$425,902	$(358,096)	$67,806

See accompanying notes to condensed consolidated financial statements.

MEI PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(21,809)	$(38,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(1,603)	(20,819)
Share-based compensation expense	3,290	7,700
Issuance of warrants	500	—
Depreciation and amortization	288	241
Non-cash lease expense	1,063	636
Changes in operating assets and liabilities:
Unbilled receivables	5,464	(864)
Prepaid expenses and other current assets	(37)	(2,169)
Accounts payable	(3,529)	1,902
Accrued liabilities	5,444	1,680
Deferred revenue	(29,316)	17,487
Operating lease liability	(937)	(645)
Net cash used in operating activities	(41,182)	(33,242)
Cash flows from investing activities:
Purchases of short-term investments	(92,098)	(218,164)
Proceeds from maturity of short-term investments	126,386	205,117
Proceeds from (purchases) of property and equipment	6	(173)
Net cash provided by (used in) investing activities	34,294	(13,220)
Cash flows from financing activities:
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(40)	(194)
Proceeds from exercise of stock options	—	572
Proceeds from issuance of common stock, gross	—	52,325
Payment of issuance costs	—	(3,672)
Net cash (used in) provided by financing activities	(40)	49,031
Net (decrease) increase in cash and cash equivalents	(6,928)	2,569
Cash and cash equivalents at beginning of the period	15,740	8,543
Cash and cash equivalents at end of the period	$8,812	$11,112
Supplemental disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,347	$2,386

See accompanying notes to condensed consolidated financial statements.

MEI PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2023, we, Infinity Pharmaceuticals, Inc. (“Infinity”), and Meadow Merger Sub, Inc., our wholly owned subsidiary (“Merger Sub”) entered into an agreement and plan of merger (“Merger Agreement”). The Merger Agreement provides that Merger Sub will merge with and into Infinity, with Infinity being the surviving entity as a wholly-owned subsidiary of us (transaction referred to as the "Merger"). If the Merger is consummated (the "Closing"), each share of Infinity’s common stock issued and outstanding immediately prior will be automatically converted into the right to receive 0.052245 shares (the “Exchange Ratio”) of our common stock. Subject to stockholder approval and the subsequent closing of the merger, the combined company will be renamed "Kimbrx Therapeutics, Inc." and trade on the Nasdaq Stock Market under the symbol "KMBX". The combined company would be headquartered in San Diego, California. The Merger Agreement has been approved by the Boards of Directors of both companies. The Merger is subject to approvals by our and Infinity's stockholders, respectively.

On April 14, 2023, we amended our Certificate of Incorporation to affect a combination of our issued and outstanding common stock at a ratio of one-for-twenty (“Reverse Stock Split”). The par value and authorized shares of our common stock were not adjusted as a result of the Reverse Stock Split. The Reverse Stock Split was effective on April 14, 2023, with a market effective date of April 17, 2023. All historical share and per share amounts have been adjusted to reflect the Reverse Stock Split for all periods presented. All stock options, restricted stock units and warrants outstanding were ratably adjusted to give effect to the Reverse Stock Split.

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

Reduction in Force and Current Events

In November 2022, we and Kyowa Kirin Co., Ltd. ("Kyowa Kirin") met with the U.S. Food and Drug Administration ("FDA") in a follow-up meeting to the March 2022 end of Phase 2 meeting related to zandelisib. At this meeting, the FDA provided further guidance regarding the design and statistical analysis for the COASTAL trial. Following the November meeting, the companies jointly concluded that a clinical trial consistent with the recent FDA guidance, including modification of the ongoing COASTAL trial, would likely not be feasible to complete within a time period that would support further investment or with sufficient certainty of the regulatory requirements for approval to justify continued global development efforts. As a result, we and Kyowa Kirin jointly decided to discontinue global development of zandelisib for indolent forms of non-Hodgkin lymphoma outside of Japan.

The discontinuation of zandelisib development outside of Japan was a business decision based on the most recent regulatory guidance from the FDA and is not related to the zandelisib clinical data generated to date. Kyowa Kirin is continuing certain ongoing Japanese clinical trials, including the Phase 2 MIRAGE trial evaluating Japanese patients with relapsed or refractory indolent B-cell non-Hodgkin lymphomas, and will explore submitting the MIRAGE and TIDAL trials for marketing authorization in Japan. MIRAGE is a Phase 2 trial, similar in design to the global Phase 2, single-arm, TIDAL trial. In November 2022, we and Kyowa Kirin announced positive topline data from the Phase 2 MIRAGE trial. Kyowa Kirin has been evaluating whether to continue developing zandelisib in Japan and after meeting with the Pharmaceuticals and Medical Devices Agency ("PMDA") has concluded that conducting a randomized study consistent with agency guidance to support a marketing application would likely not be feasible to complete within a time period that would support further investment. As a result, in May 2023, Kyowa Kirin decided to discontinue development of zandelisib in Japan. The discontinuation of zandelisib in Japan was a business decision by Kyowa Kirin based on the most recent regulatory guidance from the PMDA and is not related to the zandelisib clinical data generated to date.

In light of Kyowa Kirin’s decision to discontinue development of zandelisib in Japan, the parties intend to terminate the global license, development and commercialization agreement executed in April 2020.

We and Kyowa Kirin have begun closing all ongoing zandelisib clinical studies outside of Japan, including the Phase 3 COASTAL trial, the Phase 2 TIDAL trial, and the Phase 2 CORAL trial. Depending on the achievement of certain regulatory and commercial milestones in Japan, we may be eligible for additional payments from Kyowa Kirin under the current agreement.

In December 2022, we announced a plan to streamline our organization towards the continued clinical development of voruciclib and ME-344. As a result, we initiated a staggered workforce reduction, initially affecting 28 employees in December 2022 (representing approximately 27% of our workforce) and an additional 14 employees in April 2023. In connection with the reduction in force, we incurred termination costs, which include severance, benefits, and related costs of approximately $2.4 million, of which $1.8 million was research and development expense and $0.6 million was general and administrative expense.

Liquidity

We have accumulated losses of $396.0 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2023, we had $112.0 million in cash and cash equivalents and short-term investments. We believe that these resources will be sufficient to meet our obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operations and operating expenses may affect actual future use of existing cash resources. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of MEI Pharma, Inc. and our wholly owned subsidiary, Meadow Merger Sub, Inc. We have eliminated all significant intercompany accounts and transactions in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2023 should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2022, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 8, 2022 ("2022 Annual Report"). Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. We use estimates that affect the reported amounts (including assets, liabilities, revenues and expenses) and related disclosures. Actual results could materially differ from those estimates.

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

In connection with our License, Development and Commercialization Agreement (the "Kyowa Kirin Commercialization Agreement") with Kyowa Kirin, we perform development services related to our 50-50 cost sharing arrangement for which revenue is recognized over time. Additionally, we perform services for Kyowa Kirin at their request, the costs of which are fully reimbursed to us. We record the reimbursement for such pass through services as revenue at 100% of reimbursed costs, as control of the additional services for Kyowa Kirin is transferred at the time we incur such costs. The costs of these services are recognized in the Condensed Consolidated Statements of Operations as research and development expense.

We recognized revenue associated with the Kyowa Kirin Commercialization Agreement for the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue	$5,894	$9,694	$47,359	$29,283

Timing of Revenue Recognition:
Services performed over time	$5,598	$9,694	$46,430	$26,970
Pass through services at a point in time	296	—	929	2,313
	$5,894	$9,694	$47,359	$29,283

Contract Balances

Accounts receivable are included in “Prepaid expenses and other current assets”, and contract liabilities are included in “Deferred revenue" and "Deferred revenue, long-term” on our Condensed Consolidated Balance Sheets. The following table presents changes in accounts receivable, unbilled receivables and contract liabilities accounted for under Topic 606 for the periods presented (in thousands):

	Nine Months Ended March 31,
	2023	2022
Accounts receivable
Accounts receivable, beginning of period	$—	$—
Amounts billed	23,507	45,927
Payments received	(23,507)	(45,927)
Accounts receivable, end of period	$—	$—
Unbilled receivables
Unbilled receivables, beginning of period	$10,044	$7,582
Billable amounts	18,043	46,791
Amounts billed	(23,507)	(45,927)
Unbilled receivables, end of period	$4,580	$8,446
Contract liabilities
Contract liabilities, beginning of period	$30,900	$14,677
Payments received	—	20,000
Revenue recognized	(4,145)	(2,513)
Revenue recognized from change in estimate for performance obligations that are being closed	(16,565)	—
Revenue recognized for performance obligations that will no longer commence	(8,607)	—
Contract liabilities, end of period	$1,583	$32,164

The timing of revenue recognition, invoicing and cash collections results in billed accounts receivable and unbilled receivables and deferred revenue (contract liabilities). We invoice our customers in accordance with agreed-upon contractual terms, typically at periodic intervals or upon achievement of contractual milestones. Invoicing may occur subsequent to revenue recognition, resulting in unbilled receivables. We may receive advance payments from our customers before revenue is recognized, resulting in contract liabilities. The unbilled receivables and deferred revenue reported on the Condensed Consolidated Balance Sheets relate to the Kyowa Kirin Commercialization Agreement.

As of March 31, 2023 and June 30, 2022, we had $66.1 million and $95.4 million, respectively, of deferred revenue associated with the Kyowa Kirin Commercialization Agreement, of which $64.5 million relates to the U.S. license which is a unit of account under the scope of ASC Topic 808, Collaborative Arrangements ("Topic 808") and is not a performance obligation under Topic 606. The remaining balance of deferred revenue as of March 31, 2023 and June 30, 2022 of $1.6 million and $30.9 million, respectively, relates to the development services performance obligations which are under the scope of Topic 606. The decrease in deferred revenue comes as a result of our winding down of all zandelisib studies outside of Japan. We updated our estimated costs to complete each of the performance obligations, resulting in a higher progress towards completion based on the ratio of costs incurred to date to the total estimated costs. Additionally, during the three months ended December 31, 2022, we recognized revenue related to non-refundable payments for performance obligations that have not commenced and will no longer be initiated.

Our contract liabilities accounted for under Topic 606 relate to the amount of initial upfront consideration that was allocated to the development services performance obligations. Contract liabilities are recognized over the duration of the performance obligations based on the costs incurred relative to total expected costs.

Revenues from Collaborators

At contract inception, we assess whether the collaboration arrangements are within the scope of Topic 808 to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed based on the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple units of account, we first determine which units of account within the arrangement are within the scope of Topic 808 and which elements are within the scope of Topic 606. For units of account within collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, by analogy to authoritative accounting literature. For elements of collaboration arrangements that are accounted for pursuant to Topic 606, we recognize revenue as discussed above. Consideration received that does not meet the requirements to satisfy Topic 606 revenue recognition criteria is recorded as deferred revenue in the accompanying Condensed Consolidated Balance Sheets, classified as either short-term or long-term deferred revenue based on our best estimate of when such amounts will be recognized.

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

Leases

We account for our leases under ASC Topic 842, Leases (“Topic 842”). Leases which are identified within the scope of Topic 842 and which have a term greater than one year are recognized on our Condensed Consolidated Balance Sheets as right-of-use ("ROU") assets and lease liabilities. Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected remaining lease term. The lease term includes any renewal options and termination options that we are reasonably certain to exercise. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, we use our incremental borrowing rate. The incremental borrowing rate is determined based on the rate of interest that we would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment. The interest rate implicit in lease contracts to calculate the present value is typically not readily determinable. As such, significant management judgment is required to estimate the incremental borrowing rate.

Operating lease expense for operating leases is recognized on a straight-line basis over the lease term based on the total lease payments. We have elected the practical expedient to not separate lease and non-lease components for our real estate leases. Our non-lease components are primarily related to property maintenance, which varies based on future outcomes, and thus is recognized in operating lease expense when incurred.

Share-Based Compensation

Share-based compensation expense stock options and restricted stock units ("RSUs") granted to employees and directors is recognized in the Condensed Consolidated Statements of Operations based on estimated amounts. The cost of stock options is measured at the grant date, based on the estimated fair value of the stock option using the Black-Scholes valuation model, which incorporates various assumptions, including expected volatility, risk-free interest rate, the expected term of the award and the dividend yield on the underlying stock. Expected volatility is calculated based on the historical volatility of our stock over the expected option life and other appropriate factors. The expected option term is computed using the "simplified" method as permitted under the provisions of ASC Topic 718, Compensation - Stock Compensation. We use the simplified method to calculate the expected term of stock options and similar instruments, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. Risk-free interest rates are calculated based on continuously compounded risk-free rates for the appropriate term. The dividend yield is assumed to be zero as we have never paid or declared any cash dividends and do not intend to do so in the foreseeable future. For RSUs, we estimate the grant date fair value using our closing stock price on the date of grant. The estimated fair value of stock options and RSUs is amortized on a straight-line basis over the requisite service period, adjusted for actual forfeitures at the time they occur. The requisite service period is generally the time over which our share-based awards vest.

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2023, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

There have been no material changes in our unrecognized tax benefits since June 30, 2022, and, as such, the disclosures included in our 2022 Annual Report continue to be relevant for the nine months ended March 31, 2023.

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

In May 2018, we issued warrants in connection with our private placement of shares of common stock. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of us and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Consolidated Balance Sheet. We recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our Condensed Consolidated Statement of Operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2023 and 2022, respectively.

To calculate the fair value of the warrant liability, the following assumptions were used for the periods presented:

	March 31, 2023	June 30, 2022
Risk-free interest rate	4.6%	2.8%
Expected life (years)	0.1	0.9
Expected volatility	91.5%	139.4%
Dividend yield	0.0%	0.0%
Black-Scholes Fair Value	$—	$0.10

The following table sets forth a summary of changes in the estimated fair value of our Level 3 warrant liability for the nine months ended March 31, 2023 and 2022 (in thousands):

	Fair Value of Warrants Using Significant Unobservable Inputs (Level 3)
	2023	2022
Balance at July 1,	$1,603	$22,355
Change in estimated fair value of liability classified warrants	(1,603)	(20,819)
Balance at March 31,	$—	$1,536

Note 3. Short-Term Investments

As of March 31, 2023, and June 30, 2022, our short-term investments consisted of $103.2 million and $137.5 million, respectively, in U.S. government securities. The short-term investments held as of March 31, 2023 and June 30, 2022 had maturity dates of less than one year, are considered to be “held to maturity” and are carried at amortized cost. As of March 31, 2023, and June 30, 2022, the gross holding gains and losses were immaterial.

Note 4. License Agreements

Kyowa Kirin License, Development and Commercialization Agreement

In April 2020, we entered into the Kyowa Kirin Commercialization Agreement under which we granted to Kyowa Kirin a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S. (the "U.S. License"), and an exclusive (subject to certain retained rights to perform obligations under the Kyowa Kirin Commercialization Agreement), sublicensable, payment-bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the U.S. (the “Ex-U.S." and the “Ex-U.S. License”). Kyowa Kirin granted to us a co-exclusive, sublicensable, license under certain patents and know-how controlled by Kyowa Kirin to develop and commercialize zandelisib for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by Kyowa Kirin to perform our obligations in the Ex-U.S. under the Kyowa Kirin Commercialization Agreement. Kyowa Kirin paid us an initial payment of $100.0 million.

Kyowa Kirin is responsible for the development and commercialization of zandelisib in the Ex-U.S. and, subject to certain exceptions, is solely responsible for all costs related thereto. We provide to Kyowa Kirin certain drug supplies necessary for the development and commercialization of zandelisib in the Ex-U.S., with the understanding that Kyowa Kirin will assume responsibility for manufacturing for the Ex-U.S. as soon as practicable.

We assessed the Kyowa Kirin Commercialization Agreement in accordance with Topic 808 and Topic 606 and determined that our obligations comprise the U.S. License, the Ex-U.S. License, and development services (the “Development Services”). We determined that the Kyowa Kirin Commercialization Agreement is a collaborative arrangement in accordance with Topic 808 that contains multiple units of account, as we and Kyowa Kirin are both active participants in the development and commercialization activities and are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement. The U.S. License is a unit of account under the scope of Topic 808 and is not a deliverable under Topic 606, while the Ex-U.S. License and Development Services performance obligations are under the scope of Topic 606.

As discussed in Note 1, we and Kyowa Kirin jointly decided to discontinue zandelisib development in the U.S. As of March 31, 2023, we updated our assessment of the total transaction price from the Kyowa Kirin Commercialization Agreement to be $217.0 million, comprised of the upfront payment of $100.0 million, milestone payments of $20.0 million, estimated development cost-sharing of $91.8 million, and deferred revenue of $5.2 million. As of March 31, 2023, the updated assessment reflects a decrease in estimated variable consideration related to development cost sharing of $143.1 million from June 30, 2022. In December 2022, we announced our plan to discontinue the global development of zandelisib outside of Japan. As a result, we decreased our estimate for variable consideration related to development cost sharing. During the three months ended December 31, 2022, we recognized revenue of $16.6 million from the change in estimate. Additionally, during the three months ended December 31, 2022, we recognized $8.6 million of revenue related to non-refundable payments for performance obligations that have not commenced and will no longer be initiated. Any variable consideration related to sales-based royalties and commercial milestones related to licenses of intellectual property will be determined when the sale or usage occurs, and is therefore excluded from the transaction price. In addition, we are eligible to receive future development and regulatory milestones upon the achievement of certain criteria; however, these amounts are excluded from variable consideration as the risk of significant revenue reversal will only be resolved depending on future research and development and/or regulatory approval outcomes. We re-evaluate the estimated variable consideration included in the transaction price and any related constraints at the end of each reporting period.

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

We determined that control of the U.S. License and Ex-U.S. License were transferred to Kyowa Kirin during the year ended June 30, 2020, and recognized revenue of $21.0 million related to the Ex-U.S. License. The $64.5 million transaction price allocated to the U.S. License obligation accounted for under Topic 808 is included as non-current deferred revenue. As described in Note 1 we and Kyowa Kirin intend to terminate the Kyowa Kirin Commercialization Agreement. As of March 31, 2023 and June 30, 2022, we have deferred revenue of $1.6 million and $30.9 million, respectively, related to the transaction price allocated to the Development Services performance obligations and are recognizing this revenue based on the proportional performance of these development activities, which we expect to recognize through fiscal year 2024.

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

Note 6. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and nine months ended March 31, 2023 and 2022. Diluted net loss per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

The following table presents the calculation of net loss used to calculate basic loss and diluted loss per share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net loss – basic	$(15,438)	$(8,725)	$(21,809)	$(38,391)
Change in fair value of warrant liability	—	—	—	(8,046)
Net loss – diluted	$(15,438)	$(8,725)	$(21,809)	$(46,437)

Share used in calculating net loss per share was determined as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Weighted average shares used in calculating basic net loss per share	6,663	6,653	6,663	6,080
Effect of potentially dilutive common shares from equity awards and liability-classified warrants	—	—	—	44
Weighted average shares used in calculating diluted net loss per share	6,663	6,653	6,663	6,124

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

The following table presents weighted average potentially dilutive shares that have been excluded from the calculation of net loss per share because of their anti-dilutive effect (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Stock options	1,258	1,020	1,340	1,029
Warrants	905	11	837	12
Restricted stock units	—	803	—	268
Total anti-dilutive shares	2,163	1,834	2,177	1,309

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

Presage License Agreement

As discussed in Note 4, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of March 31, 2023, we had not accrued any amounts for potential future payments as achievement of the milestones had not been met.

Torreya Partners

In October 2022, we engaged Torreya Partners as a financial advisor to help explore additional strategic opportunities. As part of this engagement, we issued warrants to acquire shares of our common stock having a value equal to $0.5 million. These warrants were issued during the three months ended March 31, 2023. We will also pay Torreya Partners a transaction fee equal to 20% of aggregate consideration, up to a maximum of $2.0 million, upon completion of a strategic transaction. As of March 31, 2023, we have not accrued any amount for potential future transaction fees.

Note 8. Leases

In July 2020, we entered into a lease agreement (the "Initial Lease Agreement") for office space in San Diego, California. The Initial Lease Agreement was extended to November 30, 2029, in accordance with the amended lease agreement that we entered into in January 2022 (the "Amended Lease Agreement"). The Amended Lease Agreement, which began on July 1, 2022 and expires on November 30, 2029, provides additional office space adjacent to our current office in San Diego. Upon taking control of the additional office space on July 1, 2022, we recognized operating lease ROU assets obtained in exchange for operating lease liabilities of $4.3 million. The Initial Lease Agreement and Amended Lease Agreement are collectively referred to as the "Lease Agreements" and have been accounted for as operating leases.

The following is a schedule of the future minimum lease payments under the Lease Agreements, reconciled to the operating lease liability, as of March 31, 2023 (in thousands):

March 31, 2023
Remainder of fiscal year ending June 30, 2023	$566
Years ending June 30,
2024	2,335
2025	1,913
2026	2,477
2027	2,551
2028	2,715
Thereafter	4,386
Total lease payments	16,943
Less: Present value discount	(3,891)
Total operating lease liability	$13,052
Balance Sheet Classification – Operating Leases
Operating lease liability	$1,385
Operating lease liability, long-term	11,667
Total operating lease liability	$13,052
Other Balance Sheet Information – Operating Leases
Weighted average remaining lease term (in years)	6.7
Weighted average discount rate	7.50%

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

The total operating lease costs and supplemental cash flow information related to our operating leases were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Operating lease expense	$609	$377	$1,826	$1,130
Operating cash flows from operating leases	$567	$380	$1,700	$1,139

Note 9. Stockholders’ Equity

Equity Transactions

Shelf Registration Statement

We have a shelf registration statement that permits us to sell, from time to time, up to $200.0 million of common stock, preferred stock and warrants. The shelf registration was filed and declared effective in May 2020, and carried forward approximately $107.5 million of unsold securities registered under the prior shelf registration statement. As of March 31, 2023, there was $123.4 million aggregate value of securities available under the shelf registration statement, including $60.0 million remaining available under the 2020 ATM Sales Agreement described below. The shelf registration expires on May 18, 2023.

At-The-Market Equity Offering

On November 10, 2020, we entered into an At-The-Market Equity Offering Sales Agreement (the “2020 ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $60.0 million of our common stock pursuant to the shelf registration statement. As of March 31, 2023, there was $60.0 million remaining available under the 2020 ATM Sales Agreement.

Warrants

As of March 31, 2023, we have outstanding warrants to purchase 802,949 shares of our common stock related to a private placement equity financing that we closed in May 2018. The warrants are fully vested, exercisable at a price of $50.80 per share and expire in May 2023. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of an acquisition of us and, as a result, the warrants are required to be measured at fair value and reported as a liability in the Condensed Consolidated Balance Sheets. The warrants were revalued as of March 31, 2023 and June 30, 2022 at zero and $1.6 million, respectively. The change in fair value of zero and $1.6 million was recorded on the Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2023.

As of March 31, 2023, we also have outstanding warrants to purchase 102,513 shares of our common stock issued to Torreya Partners. The warrants are fully vested, exercisable at a price of $6.80 per share and expire in October 2027.

Note 10. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs. In December 2008, we adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (“Omnibus Plan”), as amended and restated from time-to-time, under which 1,450,740 shares of common stock are authorized for issuance. The Omnibus Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, and employees. In January 2023, our stockholders approved the increase of 400,000 additional shares available for future grant under the Omnibus Plan. As of March 31, 2023, there were 583,468 shares available for future grant under the Omnibus Plan.

In May 2021, we adopted the 2021 Inducement Plan ("Inducement Plan"), under which 125,000 shares of common stock are authorized for issuance. The Inducement Plan is intended to assist us in attracting and retaining selected individuals to serve as employees who are expected to contribute to our success, by providing an inducement for such individuals to enter into employment with us, and to achieve long-term objectives that will benefit our stockholders. As of March 31, 2023, there were 25,185 shares available for future grant under the Inducement Plan.

Total share-based compensation expense for all stock awards consisted of the following for the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Research and development	$374	$1,118	$1,224	$2,398
General and administrative	544	1,719	2,066	5,302
Total share-based compensation expense	$918	$2,837	$3,290	$7,700

Stock Options

Stock options granted to employees vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. Of the total options outstanding of 1,252,931 as of March 31, 2023, 1,153,116 were granted under the Omnibus Plan and 99,815 were granted under the Inducement Plan.

A summary of our stock option activity and related data follows:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	996,700	$57.00
Granted	462,201	10.66
Expired	(7,834)	52.62
Forfeited/Cancelled	(198,136)	40.37
Outstanding at March 31, 2023	1,252,931	42.56	7.5	$—
Vested and exercisable at March 31, 2023	664,330	56.70	6.2	$—

As of March 31, 2023, the aggregate intrinsic value of outstanding options was calculated as the difference between the exercise price of the underlying options and the closing price of our common stock of $4.58 on that date.

Unrecognized compensation expense related to non-vested stock options totaled $3.9 million as of March 31, 2023. Such compensation expense is expected to be recognized over a weighted average period of 1.5 years. As of March 31, 2023, we expect all options to vest.

We use the Black-Scholes valuation model to estimate the grant date fair value of stock options. To calculate these fair values, the following weighted average assumptions were used for the periods presented:

	Nine Months Ended March 31,
	2023	2022
Risk-free interest rate	2.9%	1.2%
Expected life (years)	6.0	6.0
Expected volatility	84.1%	68.8%
Dividend yield	0.0%	0.0%
Weighted average grant date fair value	$7.71	$33.00

Restricted Stock Units

A summary of our RSU activity and related data for the nine months ended March 31, 2023 was as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2022	9,220	$69.80
Vested	(9,220)	$69.80
Non-vested at March 31, 2023	—	$—

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

Risks Related to the Company:

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
•
If third parties with whom we collaborate on the development and commercialization of our drug candidates do not satisfy their obligations, do not otherwise pursue development or commercialization of our drug candidates or if they terminate their agreements with us, we may not be able to develop or commercialize our drug candidates;
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

Risks Related to the Proposed Merger:

•
The Exchange Ratio will not be adjusted based on the market price of our common stock or Infinity Common Stock, so the merger consideration at the Closing may have a greater or lesser value than at the time the Merger Agreement was signed;
•
If the conditions to the Merger are not satisfied or waived, the Merger may not occur;
•
The Merger may be completed even though a material adverse effect may result from the announcement of the Merger, industry wide changes or other causes;
•
If we and Infinity complete the Merger, the combined company may need to raise additional capital by issuing equity securities or additional debt or through licensing arrangements, which may cause significant dilution to the combined company’s stockholders or restrict the combined company’s operations;
•
Our directors and executive officers and Infinity's directors and executive officers have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests;
•
Our securityholders and Infinity securityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Merger as compared to their current ownership and voting interests in the respective companies;
•
If the Merger is not completed, our stock price may fluctuate significantly;
•
During the pendency of the Merger, we may not be able to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect our respective business prospects;
•
Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the Merger;
•
The financial analyses, estimates and forecasts considered by us and Infinity in connection with the Merger may not be realized;
•
The announcement and pendency of the Merger, whether or not consummated, may adversely affect the trading price of our common stock and our business prospects;
•
Failure to consummate the Merger may result in either our or Infinity paying a termination fee to the other party and could harm the common stock price of the party obligated to pay the termination fee and such party’s future business and operations;
•
If the Merger is not consummated, we and Infinity would need to determine whether to continue its business, consummate another strategic transaction, or dissolve and liquidate its assets;
•
We or Infinity may waive one or more of the conditions to the Merger, and may do so without re-soliciting stockholder approval;
•
The Merger may not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, resulting in recognition of taxable gain or loss by Infinity stockholders in respect of their Infinity Common Stock;
•
Lawsuits could delay or prevent the Merger;

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

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Past performance may not be an indicator of future results. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report and the audited financial statements and notes thereto included in our 2022 Annual Report, as filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

MEI Pharma, Inc. (Nasdaq: MEIP) is a clinical stage pharmaceutical company focused on developing potential new therapies for cancer. MEI Pharma’s portfolio of drug candidates includes clinical-stage candidates with differentiated or novel mechanisms of action intended to address unmet medical needs and deliver improved benefit to patients, either as standalone treatments or in combination with other therapeutic options. Our common stock is listed on the Nasdaq Capital Market under the symbol “MEIP.”

In February 2023, we, Infinity Pharmaceuticals, Inc. (“Infinity”), and Meadow Merger Sub, Inc., our wholly owned subsidiary (“Merger Sub”) entered into an agreement and plan of merger (“Merger Agreement”). The Merger Agreement provides that Merger Sub will merge with and into Infinity, with Infinity being the surviving entity as a wholly-owned subsidiary of us. Upon completion of the Merger, our stockholders will own approximately 58% of the combined company’s outstanding common stock and Infinity's stockholders will own approximately 42%. Subject to stockholder approval and the subsequent closing of the merger, the combined company is expected to be renamed and trade on the Nasdaq Stock Market. The combined company would be headquartered in San Diego, California. The Merger Agreement has been approved by the Boards of Directors of both companies. The merger is expected to close in mid-2023, subject to approvals by our and Infinity's stockholders, respectively.

In accordance with the Merger Agreement, prior to the consummation of the Merger, Daniel P. Gold, will resign as Chief Executive Officer. Dr. Gold will continue to serve on the Board of Directors of the combined company. David M. Urso, current Chief Operating Officer and General Counsel, will become Chief Executive Officer.

In December 2022, we announced plans to realign our clinical development efforts after jointly deciding with our development partner, Kyowa Kirin Co., Ltd. (“Kyowa Kirin”), to discontinue development of our lead drug candidate, zandelisib, outside of Japan. In connection with the realignment, we are focusing our development efforts on our two earlier stage clinical assets, voruciclib and ME-334. Additionally, we initiated a staggered workforce reduction, affecting 28 employees in December 2022 (representing approximately 27% of our workforce) and an additional 14 employees as of April 2023. Following completion of the close of the zandelisib development program, workforce reductions completed to date and any further workforce reductions necessary to fully align resources going forward, we expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund operations for at least 12 months from the issuance of this Quarterly Report.

Clinical Development Programs

Our business strategy is to build our pipeline by licensing or acquiring promising cancer agents and creating value in programs through development, strategic partnerships and commercialization, as appropriate. Our objective is to leverage the mechanisms and properties of our pipeline drug candidates to optimize the balance between efficacy and tolerability to meet the needs of patients with cancer. Our drug candidate pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (“CDK9”) inhibitor and ME-344, an intravenous small molecule targeting the oxidative phosphorylation pathway in the mitochondria.

1.
Study pending initiation.

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

Voruciclib: Inhibition of MYC

Many cancers are associated with overexpression of MYC, a transcription factor regulating cell proliferation and growth. CDK9 is a known regulator of MYC transcription and a modulator of MYC protein phosphorylation. Data reported at the American Association for Cancer Research (“AACR”) Annual Meeting 2021 in preclinical models demonstrates that voruciclib:

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

Clinical Program

We are evaluating patients with hematological malignancies in a Phase 1b clinical trial evaluating the dose and schedule of voruciclib. The trial started with the evaluation of dose and schedule of voruciclib as a monotherapy in patients with relapsed and refractory B-cell malignancies and AML after failure of prior standard therapies to determine the safety, preliminary efficacy and maximum tolerated dose. We are now also evaluating the dose and schedule of voruciclib in combination with venetoclax, a BCL2 inhibitor, initially in patients with AML and subsequently across multiple indications where BCL2 inhibition has been shown to be effective. The primary goal of the Phase 1b study is to assess the safety, and possible synergies, of voruciclib administered in combination with venetoclax. We are planning to report key interim clinical data from this trial around calendar year-end 2023.

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

ME-344: Clinical Stage Mitochondrial Inhibitor with Combinatorial Potential

ME-344 is our novel isoflavone-derived mitochondrial inhibitor drug candidate that demonstrates tumor selective activity in pre-clinical studies. It targets the oxidative phosphorylation pathway involved in adenosine triphosphate (“ATP”) production in the mitochondria. ME-344 has been evaluated in clinical studies, including an investigator-initiated, multi-center, randomized, window of opportunity clinical trial in combination with the vascular endothelial growth factor (“VEGF”) inhibitor bevacizumab (marketed as Avastin ®) that enrolled a total of 42 patients with human epidermal growth factor receptor 2 (“HER2”) negative breast cancer.

ME-344 Scientific Overview: Cancer Metabolism

Tumor cells often display a high metabolic rate to support cell division and growth. This heightened metabolism requires a continual supply of energy in the form of ATP. The two major sources of ATP are the specialized cellular organelles termed mitochondria and through the metabolism of carbohydrates via the glycolysis pathway, which is frequently unregulated in cancer cells in a phenomenon called the Warburg Effect.

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

We are planning to advance ME-344 in combination with the anti-angiogenic antibody bevacizumab in a Phase 1b study evaluating patients with relapsed colorectal cancer in the second quarter of calendar year 2023. The study will enroll patients with progressive disease after failure of standard therapies with patients treated until disease progression or intolerance. The primary objective is progression free survival. Secondary endpoints include overall response rate, duration of response, overall survival and safety. We are planning to report key interim clinical data from this trial around calendar year-end 2023.

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

Zandelisib: PI3Kδ Inhibitor Overview

Zandelisib is an oral, once-daily, selective PI3Kδ inhibitor that we were jointly developing with Kyowa Kirin under a global license, development and commercialization agreement entered into in April 2020.

In March 2022, we and Kyowa Kirin reported the outcome of an end of Phase 2 meeting with the FDA wherein the agency discouraged a filing based on data from a single-arm Phase 2 trial, called TIDAL, evaluating zandelisib in patients with relapsed or refractory follicular lymphoma. At this meeting, the FDA stated that data generated from single arm studies such as the Phase 2 TIDAL trial are insufficient to adequately assess the risk/benefit of PI3K inhibitors evaluating indolent non-Hodgkin lymphoma. At that time the FDA emphasized that the companies continue efforts with the ongoing randomized Phase 3 COASTAL trial evaluating patients with relapsed or refractory follicular or marginal zone lymphomas. Subsequently, at an April 2022 meeting of the FDA Oncology Drugs Advisory Committee, the committee voted that future approvals of PI3K inhibitors for hematologic malignancies should be supported by randomized data.

In November 2022, we and Kyowa Kirin met with the FDA in a follow-up meeting to the March 2022 end of Phase 2 meeting. At this meeting, the FDA provided further guidance regarding the design and statistical analysis for the COASTAL trial. Following the November meeting, the companies jointly concluded that a clinical trial consistent with the recent FDA guidance, including modification of the ongoing COASTAL trial, would likely not be feasible to complete within a time period that would support further investment or with sufficient certainty of the regulatory requirements for approval to justify continued global development efforts. As a result, we and Kyowa Kirin jointly decided to discontinue global development of zandelisib for indolent forms of non-Hodgkin lymphoma outside of Japan. The discontinuation of zandelisib development outside of Japan was a business decision based on the most recent regulatory guidance from the FDA and is not related to the zandelisib clinical data generated to date.

Kyowa Kirin has been evaluating whether to continue developing zandelisib in Japan and after meeting with the PMDA has concluded that conducting a randomized study consistent with agency guidance to support a marketing application would likely not be feasible to complete within a time period that would support further investment. As a result, in May 2023, Kyowa Kirin decided to discontinue development of zandelisib in Japan. The discontinuation of zandelisib in Japan was a business decision by Kyowa Kirin based on the most recent regulatory guidance from the PMDA and is not related to the zandelisib clinical data generated to date.

We and Kyowa Kirin have begun closing all ongoing zandelisib clinical studies outside of Japan, including the Phase 3 COASTAL trial, the Phase 2 TIDAL trial, and the Phase 2 CORAL trial.

Kyowa Kirin License, Development and Commercialization Agreement

In April 2020, we entered into the Kyowa Kirin Commercialization Agreement under which we granted to Kyowa Kirin a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S. (the “U.S. License”), and an exclusive (subject to certain retained rights to perform obligations under the Kyowa Kirin Commercialization Agreement), sublicensable, payment-bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the U.S. (the “Ex-U.S.” and the “Ex-U.S. License”). Kyowa Kirin granted to us a co-exclusive, sublicensable, license under certain patents and know-how controlled by Kyowa Kirin to develop and commercialize zandelisib for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by Kyowa Kirin to perform our obligations in the Ex-U.S. under the Kyowa Kirin Commercialization Agreement. Kyowa Kirin paid us an initial payment of $100.0 million. Additionally, in Japan, the Kyowa Kirin Commercialization Agreement included potential regulatory and commercialization milestone payments plus royalties on net sales of zandelisib in Japan, which are tiered beginning in the teens.

Kyowa Kirin is responsible for the development and commercialization of zandelisib in the Ex-U.S. and, subject to certain exceptions, is solely responsible for all costs related thereto. We will also provide to Kyowa Kirin certain drug supplies necessary for the development and commercialization of zandelisib in the Ex-U.S., with the understanding that Kyowa Kirin will assume responsibility for manufacturing for the Ex-U.S. as soon as practicable. In light of Kyowa Kirin's decision to discontinue development of zandelisib in Japan, the parties intend to terminate the Kyowa Kirin Commercialization Agreement.

Results of Operations

Comparison of three months ended March 31, 2023 and 2022

Revenue: We recognized revenue of $5.9 million for the three months ended March 31, 2023 compared to $9.7 million for the three months ended March 31, 2022. The decrease in revenue comes as a result of decreased reimbursement of expenses from Kyowa Kirin due to the discontinuation of the zandelisib program in December 2022.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Three Months Ended March 31,
Research and development expenses	2023	2022
Zandelisib	$7,763	$13,071
Voruciclib	698	1,364
ME-344	205	382
Other	6,438	7,501
Total research and development expenses	$15,104	$22,318

Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations “CROs”), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Costs related to zandelisib decreased primarily as a result of the discontinuation of the program during the three months ended March 31, 2023. Costs related to voruciclib decreased due to lower drug manufacturing costs and clinical costs in the Phase 1b study. Costs related to ME-344 decreased due to decreased drug manufacturing costs and offset by increased clinical costs related to the Phase 1b study. The decrease in other research and development costs is primarily due to personnel costs related to the reduction in force.

General and Administrative: General and administrative expenses decreased by $1.7 million to $7.2 million for the three months ended March 31, 2023 compared to $8.9 million for the three months ended March 31, 2022. The decrease is primarily due to lower personnel costs related to the reduction in force.

Other income or expense: We recorded a non-cash gain of zero during the three months ended March 31, 2023 compared to a non-cash gain of $12.8 million during the three months ended March 31, 2022 due to a change in the fair value of our warrant liability. The change in the warrant liability is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $1.0 million for the three months ended March 31, 2023 compared to $60,000 for the three months ended March 31, 2022. The increase is primarily due to higher yields during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Comparison of nine months ended March 31, 2023 and 2022

Revenue: We recognized revenue of $47.4 million for the nine months ended March 31, 2023 compared to $29.3 million for the nine months ended March 31, 2022. As a result of the discontinuation of the zandelisib program, we updated our estimated costs to complete each performance obligation, resulting in a higher progress towards completion based on the ratio of costs incurred to date to the total estimated costs, resulting in the recognition of $16.6 million of previously deferred revenue related to performance obligations that are being closed. We also recognized $8.6 million of previously deferred revenue related to performance obligations associated with clinical trials that have not commenced and will no longer be initiated. This increase in revenue is offset by a decrease in reimbursement of expenses from Kyowa Kirin due to the discontinuation of the zandelisib program in December 2022.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below. The dollar values in the following table are in thousands.

	Nine Months Ended March 31,
Research and development expenses	2023	2022
Zandelisib	$27,634	$40,082
Voruciclib	1,859	3,950
ME-344	1,053	2,166
Other	19,334	17,604
Total research and development expenses	$49,880	$63,802

Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations “CROs”), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Costs related to zandelisib decreased primarily as a result of the discontinuation of the program during the nine months ended March 31, 2023. Costs related to voruciclib decreased due to lower drug manufacturing costs and clinical costs related to the Phase 1b study. Costs related to ME-344 decreased due to decreased drug manufacturing costs and clinical costs related to the Phase 1b study. The increase in other research and development costs is primarily due to personnel costs, including severance costs related to the reduction in force, offset by lower share-based compensation expenses.

General and Administrative: General and administrative expenses decreased by $1.6 million to $23.2 million for the nine months ended March 31, 2023 compared to $24.8 million for the nine months ended March 31, 2022. The decrease is primarily due to personnel costs related to the reduction in force offset by increased legal fees and investment banking fees as a result of the proposed merger agreement.

Other income or expense: We recorded a non-cash gain of $1.6 million during the nine months ended March 31, 2023 due to a change in the fair value of our warrant liability compared to a non-cash gain of $20.8 million during the nine months ended March 31, 2022. The change in the warrant liability is primarily due to changes in our stock price. Additionally, we received interest and dividend income of $2.3 million for the nine months ended March 31, 2023 compared to $78,000 for the nine months ended March 31, 2022. The increase is primarily due to higher yields during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022.

Liquidity and Capital Resources

We have accumulated losses of $396.0 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2023, we had $112.0 million in cash and cash equivalents, and short-term investments. We believe that these resources will be sufficient to fund our operations for at least 12 months from the issuance of this Quarterly Report. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operations and operating expenses may affect actual future use of existing cash resources. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Sources and Uses of Our Cash

Net cash used in operating activities for the nine months ended March 31, 2023 was $41.2 million as compared to net cash used in operating activities of $33.2 million for the nine months ended March 31, 2022. The increase in net cash used in operating activities period over period reflects the receipt of two $10.0 million milestones during the nine months ended March 31, 2022, related to the Kyowa Kirin Commercialization Agreement, with no corresponding receipt for the nine months ended March 31, 2023, as well as other changes in working capital.

Net cash provided by investing activities for the nine months ended March 31, 2023 was $34.3 million as compared to $13.2 million used in investing activities for the nine months ended March 31, 2022. The change was primarily due to increased proceeds from maturities of short-term investments during the nine months ended March 31, 2023, net of purchases.

Net cash used in financing activities during the nine months ended March 31, 2023 was $40,000 compared with $49.0 million provided by financing activities during the nine months ended March 31, 2022. Cash used during the nine months ended March 31, 2023 was due to the payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders. Cash raised during the nine months ended March 31, 2022 reflected $48.7 million of net proceeds from the issuance of common stock.

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

We lease office space in San Diego, California under non-cancelable operating leases. The leases are subject to additional variable non-lease component charges (e.g., common area maintenance, maintenance, etc.). See Note 8 Leases of the unaudited condensed consolidated financial statements for additional details related to our lease obligations.

Torreya Partners

In October 2022, we engaged Torreya Partners as a financial advisor to help explore additional strategic opportunities. As part of this engagement, we will pay a transaction fee equal to 20% of aggregate consideration, up to a maximum of $2.0 million, upon completion of a strategic transaction. As of March 31, 2023, we have not accrued any amount for potential future transaction fees.

Presage License Agreement

In September 2017, we entered into the Presage License Agreement. Under the terms of the Presage License Agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid Presage $2.9 million. With respect to the first indication, an incremental $2.0 million payment, due upon dosing the first subject in the first registration trial will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., E.U. or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single-digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percent (which decreases as product development progresses) of amounts received from such sublicensees. As of March 31, 2023, we had not accrued any amounts for potential future payments.

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

Recent Accounting Pronouncement

See Note 1. The Company and Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

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

After giving full consideration to the material weakness, and the additional analyses and other procedures that we performed to ensure that preparation and fair presentation of our financial statements included in this Quarterly Report, our management and the board of directors has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Risks Related to the Merger

The Exchange Ratio will not be adjusted based on the market price of our common stock or Infinity common stock, so the merger consideration at the Closing may have a greater or lesser value than at the time the Merger Agreement was signed.

At the Closing, outstanding Infinity common stock, par value $0.001 ("Infinity Common Stock") will be converted into shares of our common stock. Applying the Exchange Ratio, the former Infinity stockholders immediately before the Merger are expected to own approximately 42% of the outstanding equity of the combined company immediately following the Merger, and our stockholders immediately before the Merger are expected to own approximately 58% of the outstanding equity of the combined company immediately following the Merger, subject to certain assumptions.

The number of shares Infinity stockholders will be entitled to receive pursuant to the Merger Agreement will not be affected by changes in the market price of our common stock or Infinity Common Stock before the completion of the Merger. Therefore, if before the completion of the Merger, the market price of our common stock increases from the market price on the date of the Merger Agreement and/or the market price of Infinity Common Stock declines from the market price on the date of the Merger Agreement, then Infinity stockholders could receive merger consideration with substantially more value for their Infinity Common Stock than the parties had negotiated when they established the Exchange Ratio. Similarly, if before the completion of the Merger the market price of our common stock declines from the market price on the date of the Merger Agreement and/or the market price of Infinity Common Stock increases from the market price on the date of the Merger Agreement, then Infinity stockholders could receive merger consideration with substantially lower value. The Merger Agreement does not include a price-based termination right.

If the conditions to the Merger are not satisfied or waived, the Merger may not occur.

Even if the Infinity stockholders adopt the Merger Agreement and approve the Infinity Merger Proposal and our stockholders approve the MEI Nasdaq Proposal, specified conditions must be satisfied or waived to complete the Merger. These conditions are set forth in the Merger Agreement. We and Infinity cannot assure you that all of the conditions to the consummation of the Merger will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or the Closing may be delayed, and we and Infinity each may lose some or all of the intended benefits of the Merger.

The Merger may be completed even though a material adverse effect may result from the announcement of the Merger, industry wide changes or other causes.

In general, neither we nor Infinity are obligated to complete the Merger if there is a continuing material adverse effect affecting the other party between February 22, 2023, the date of the Merger Agreement, and the Closing. However, certain types of changes are excluded from the concept of a “material adverse effect.” Such exclusions include, but are not limited to, changes in general business or economic conditions that generally affect the industry, political conditions, acts of war or terrorism or the outbreak or escalation of armed hostilities, natural disasters, epidemics and pandemics, certain measures and responses with respect to COVID-19, changes in laws or U.S. GAAP, certain changes in the price or trading volume of our common stock or Infinity Common Stock, certain failures by us or Infinity to meet internal or analysts’ expectations or projections or the results of operations, and changes resulting from the announcement, performance or pendency of the Merger. Therefore, if any of these events were to occur, impacting us or Infinity, the other party would still be obliged to consummate the closing of the Merger. If any such adverse changes occur and we and Infinity consummate the closing of the Merger, the stock price of the combined company may suffer. This in turn may reduce the value of the Merger to our stockholders, Infinity stockholders or both.

If we and Infinity complete the Merger, the combined company may need to raise additional capital by issuing equity securities or additional debt or through licensing arrangements, which may cause significant dilution to the combined company’s stockholders or restrict the combined company’s operations.

Additional financing may not be available to the combined company when it is needed or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such financing will cause additional dilution to all securityholders of the combined company, including our pre-Merger stockholders and Infinity’s former stockholders. It is also possible that the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to the combined company.

Our directors and executive officers and Infinity directors and executive officers have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Our directors and executive officers and Infinity directors and executive officers have interests in the Merger that are different from, or in addition to, the interests of our stockholders and Infinity stockholders generally. These interests with respect to our directors and executive officers may include, among others, that Daniel P. Gold, Ph.D., Charles V. Baltic III, Thomas C. Reynolds, and Sujay R. Kango, members of our board of directors, will continue as directors after the Merger. In addition, following the Closing, David Urso (currently our Chief Operating Officer and General Counsel) is expected to serve as Chief Executive Officer of the combined company. These interests with respect to Infinity’s directors and executive officers may include, among others, (i) the acceleration of equity award vesting, (ii) that options to purchase shares of Infinity Common Stock will be converted into and become fully vested options to purchase shares of common stock of the combined company, (iii) retention payments for continued services to and through the Closing, (iv) severance payments if employment is terminated in a qualifying termination in connection with the Merger and (v) all of Infinity’s directors and executive officers are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Merger Agreement. In addition, following the Closing, Robert Ilaria, Jr., M.D. (currently Infinity’s Chief Medical Officer) is expected to serve as Chief Medical Officer of the combined company and Stéphane Peluso, Ph.D. (currently Infinity’s Chief Scientific Officer) is expected to serve as Chief Scientific Officer of the combined company.

Sujay R. Kango serves on our board of directors and Infinity's board of directors. Our board of directors and Infinity's board of directors considered, among other things, that Mr. Kango holds stock options exercisable for shares of our common stock and Infinity Common Stock.

Further, the board of directors of the combined company will include certain of our current directors and executive officers and certain of Infinity's current directors and executive officers. Following the Closing, the board of directors of the combined company is expected to be composed of eight members, consisting of Norman C. Selby (currently Infinity’s Lead Independent Director), who is expected to chair the combined company board, David Urso (currently our Chief Operating Officer and General Counsel), Daniel P. Gold, Ph.D. (currently our Chief Executive Officer), Adelene Q. Perkins (currently Infinity’s Chief Executive Officer and Chair of the board of directors of Infinity), Richard Gaynor, M.D. (currently a director of Infinity), Charles V. Baltic III (currently our Chair of the board of directors), Thomas C. Reynolds, M.D., Ph.D. (currently one of our directors) and Sujay R. Kango (currently one of our directors and a director of Infinity). The non-employee directors of the combined company will be eligible to be compensated pursuant to our non-employee director compensation policy that is expected to remain in place following the Effective Time.

Our board of directors and Infinity's board of directors were aware of and considered those interests, among other matters, in reaching their decisions to approve and adopt the Merger Agreement and approve the Merger, and in the case of the Infinity board of directors, recommend the approval of the Merger Agreement to Infinity’s stockholders. These interests, among other factors, may have influenced our board of directors and Infinity's board of directors to support or approve the Merger.

Our securityholders and Infinity securityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Merger as compared to their current ownership and voting interests in the respective companies.

Applying the Exchange Ratio, the former Infinity stockholders immediately before the Merger are expected to own approximately 42% of the outstanding equity of the combined company immediately following the Merger, and our stockholders immediately before the Merger are expected to own approximately 58% of the outstanding equity of the combined company immediately following the Merger, subject to certain assumptions. If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders and Infinity stockholders will have experienced substantial dilution of their ownership and voting interests in the respective companies without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

If the Merger is not completed, our stock price may fluctuate significantly.

The market price of our common stock is subject to significant fluctuations. During the 12-month period ended April 14, 2023, the closing sales price of our common stock on The Nasdaq Capital Market ranged from a high of $13.00 on June 27, 2022 to a low of $4.20 on February 24, 2023.

Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market prices of our common stock and Infinity Common Stock will likely be volatile based on whether stockholders and other investors believe that we and Infinity can complete the Merger or otherwise raise additional capital to support the combined company’s operations if the Merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market prices of our common stock and Infinity Common Stock are exacerbated by low trading volume. Additional factors that may cause the market prices of our common stock and Infinity Common Stock, respectively, to fluctuate include:

•
the initiation of, material developments in, or conclusion of litigation to enforce or defend its intellectual property rights or defend against claims involving the intellectual property rights of others;
•
the entry into, or termination of, key agreements, including commercial partner agreements;
•
announcements by commercial partners or competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;
•
the introduction of technological innovations or new therapies that compete with its future products;
•
the loss of key employees;
•
future sales of its common stock;
•
general and industry-specific economic conditions that may affect its research and development expenditures;
•
the failure to meet industry analyst expectations; and
•
period-to-period fluctuations in financial results.

Moreover, the stock markets in general have at times experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading prices of our common stock and Infinity Common Stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

During the pendency of the Merger, we may not be able to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect our business prospects.

Covenants in the Merger Agreement impede our ability and Infinity's ability to make acquisitions during the pendency of the Merger, subject to specified exceptions. As a result, if the Merger is not completed, we may be at a disadvantage to our competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, inducing, encouraging, or facilitating any inquiries, proposals or offers that constitute or could reasonably be expected to lead to certain transactions involving a third party, including a merger, sale of assets or other business combination, subject to specified exceptions. Any such transactions could be favorable to our stockholders, but we may be unable to pursue them.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the Merger.

The terms of the Merger Agreement prohibits us and Infinity from soliciting or engaging in discussions with third parties regarding alternative acquisition proposals, except in limited circumstances when such party’s board of directors determines in good faith that an unsolicited acquisition proposal constitutes or could reasonably be expected to lead to a superior proposal and that failure to take such action would reasonably be expected to be inconsistent with its fiduciary duties under applicable law. In addition, if the Merger Agreement is terminated by us or Infinity under certain circumstances, including because of a decision by either company’s board of directors to accept a superior proposal, such company would be required to pay the other a termination fee. This termination fee may discourage third parties from submitting alternative takeover proposals to either company or its stockholders and may cause such company’s board of directors to be less inclined to recommend an alternative proposal.

The financial analyses, estimates and forecasts considered by us and Infinity in connection with the Merger may not be realized.

Our unaudited prospective financial information and Infinity's unaudited prospective financial information considered by us and Infinity in connection with the Merger was not prepared with a view toward public disclosure, and such information and the estimated synergies were not prepared with a view toward compliance with published guidelines of the SEC or the guidelines established by the American Institute of Certified Public Accountants for preparation and presentation of prospective financial information. The estimates and assumptions underlying the unaudited prospective financial information and estimated synergies involve judgments with respect to, among other things, future economic, competitive, regulatory and financial market conditions, future tax rates and future business decisions which may not be realized and that are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, including, among others, risks and uncertainties, all of which are difficult to predict and many of which are beyond our and/or Infinity's control. In addition, the unaudited prospective financial information and estimated synergies will be affected by our or Infinity’s, as applicable, ability to achieve strategic goals, objectives and targets over the applicable periods. As a result, there can be no assurance that the underlying assumptions will prove to be accurate or that the projected results or synergies will be realized, and actual results or synergies likely will differ, and may differ materially, from those reflected in the unaudited prospective financial information and the estimated synergies, whether or not the Merger is completed, which could have an adverse effect on our and Infinity’s business, financial condition and result of operations.

The announcement and pendency of the Merger, whether or not consummated, may adversely affect the trading price of our common stock and our business prospects.

The announcement and pendency of the Merger, whether or not consummated, may adversely affect the trading price of our common stock and our business prospects. In the event that the Merger is not completed, the announcement of the termination of the Merger Agreement may also adversely affect the trading price of our common stock and our business prospects.

Failure to consummate the Merger may result in either us or Infinity paying a termination fee to the other party and could harm the common stock price of the party obligated to pay the termination fee and such party’s future business and operations.

The Merger will not be consummated if the conditions precedent to the consummation of the transaction are not satisfied or waived, or if the Merger Agreement is terminated in accordance with its terms. If the Merger is not consummated, we and Infinity, as applicable, are subject to the following risks:

•
if the Merger Agreement is terminated under certain circumstances, we may be required to pay Infinity a termination fee of $4,000,000 and/or reimburse Infinity’s reasonable out of pocket fees and expenses incurred in connection with the Merger Agreement and the transaction contemplated thereby up to a maximum of $1,000,000;
•
if the Merger Agreement is terminated under certain circumstances, Infinity may be required to pay us a termination fee of $2,900,000 and/or reimburse our reasonable out of pocket fees and expenses incurred in connection with the Merger Agreement and the transaction contemplated thereby up to a maximum of $1,000,000; and
•
the price of either party’s common stock may decline and remain volatile.

If the Merger does not close for any reason, either party’s board of directors may elect to, among other things, attempt to complete another strategic transaction, attempt to sell or otherwise dispose of such company’s various assets, dissolve or liquidate its assets, declare bankruptcy or seek to continue to operate its business. If either company seeks another strategic transaction or attempts to sell or otherwise dispose of its various assets, there is no assurance that it will be able to do so, that the terms would be equal to or superior to the terms of the Merger or as to the timing of such transaction. If either company decides to dissolve and liquidates its assets, such company would be required to pay all of its debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurance as to the amount or timing of available cash left to distribute to stockholders after paying its debts and other obligations and setting aside funds for reserves.

If the Merger is not consummated, each of us and Infinity would need to determine whether to continue its business, consummate another strategic transaction, or dissolve and liquidate its assets.

If the Merger is not consummated, we and Infinity, as applicable, may be unable to retain the services of key remaining members of our respective management teams and, as a result, may be unable to seek or consummate another strategic transaction, properly dissolve and liquidate its assets or continue its business. If the Merger is not successfully consummated, our board of directors and Infinity's board of directors may dissolve or liquidate the respective company’s assets to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders or Infinity’s stockholders, as applicable, will depend heavily on the timing of such transaction or liquidation.

If the Merger does not close for any reason, the board of directors of Infinity may elect to, among other things, dissolve or liquidate its assets, which may include seeking protection from creditors in a bankruptcy proceeding. If Infinity decided to dissolve and liquidate its assets, it would be required to pay all of its debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left to distribute to stockholders after paying its debts and other obligations and setting aside funds for reserves.

In the event of a dissolution and liquidation, the amount of cash available for distribution to our stockholders or Infinity’s stockholders, as applicable, will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we or Infinity, as applicable, fund our respective operations in preparation for the consummation of the Merger. Further, the Merger Agreement contains certain termination rights for each party, and provides that, upon termination under specified circumstances, either party may be required to pay the other a termination fee, which would further decrease such company’s’ available cash resources. If either party’s board of directors were to approve and recommend, and its stockholders were to approve, a dissolution and liquidation, such company would be required under Delaware corporate law to pay its outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to its stockholders. As applicable, our and Infinity’s commitments and contingent liabilities may include (i)

regulatory and clinical obligations remaining under our respective clinical trials; (ii) obligations under its employment, separation and retention agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control; and (iii) potential litigation against such company, and other various claims and legal actions arising in the ordinary course of business. As a result of this requirement, a portion of our assets and Infinity’s assets, as applicable, may need to be reserved pending the resolution of such obligations. In addition, either company may be subject to litigation or other claims related to a dissolution and liquidation of such company. If a dissolution and liquidation were pursued, such company’s board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock and Infinity Common Stock, as applicable, could lose all or a significant portion of their investment in the event of either companies liquidation, dissolution or winding up.

We or Infinity may waive one or more of the conditions to the Merger, and may do so without re-soliciting stockholder approval.

We or Infinity may agree to waive, in whole or in part, some of the conditions to each party’s obligations to complete the Merger, to the extent permitted by applicable law. For example, it is a condition to our and Infinity’s respective obligations to close the Merger that certain of the representations and warranties of the other party are true and correct in all respects as of the date of the Closing (the “Closing Date”), except where the failure of such representations and warranties to be true and correct would not have a material adverse effect. However, if the board of directors of either party determines that it is in the best interests of the stockholders of that company to waive any such breach by the other party, then such board of directors may elect to waive that condition.

In the event of a waiver of a condition, our board of directors and Infinity's board of directors will evaluate the materiality of any such waiver to determine whether amendment of this joint proxy statement/prospectus and re-solicitation of proxies is necessary. In the event that the boards of directors of the waiving party, in its own reasonable discretion, determines any such waiver is not significant enough to require re-solicitation of its stockholders, it will have the discretion to cause the Merger to be completed without seeking further stockholder approval, which decision may have a material adverse effect on the stockholders of the combined company following the Merger. For example, the market could react negatively to such information, which may cause a substantial decline in the price of the common stock of the combined company following the Merger.

Notwithstanding the foregoing, certain closing conditions may not be waived due to applicable law, or otherwise. The following closing conditions may not be waived: receipt of the requisite stockholder approvals; the effectiveness of the registration statement of which this joint proxy statement/prospectus forms a part; and the absence of any order or injunction that has the effect of prohibiting the consummation of the Merger. The foregoing closing conditions are the only closing conditions to the Merger that may not be waived. All other closing conditions to the Merger may be waived by us and/or Infinity, as applicable.

The Merger may not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, resulting in recognition of taxable gain or loss by Infinity stockholders in respect of their Infinity Common Stock.

The Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) Code. However, Infinity has not sought and does not intend to seek a ruling from the IRS or an opinion of counsel regarding the intended tax treatment of the Merger. Consequently, there can be no assurance that the IRS will not challenge the intended tax treatment of the Merger and, if challenged, that a court would not sustain the IRS’s position. In the event that the Merger does not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, each U.S. Holder would recognize gain or loss upon the exchange of shares of Infinity Common Stock for our common stock in the Merger equal to the difference between the fair market value of the shares of our common stock received in exchange for the shares of Infinity Common Stock (plus any cash received in lieu of a fractional share) and such U.S. Holder’s adjusted tax basis in the shares of Infinity Common Stock surrendered. Each Infinity stockholder is urged to consult with his, her or its own tax advisor with respect to the tax consequences of the Merger.

Lawsuits could delay or prevent the Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be threatened or filed against us, Infinity, and/or our respective boards of directors in connection with the transactions contemplated by the Merger Agreement. We, Infinity, and/or our respective boards of directors may not be successful in defending against any such claims. The outcome of litigation is uncertain, and any such lawsuits that may be threatened or filed against us, Infinity, and/or our respective boards of directors could delay or prevent the Merger from becoming effective or from becoming effective within the intended timeframe, divert the attention of our and/or Infinity’s management and employees from our respective day-to-day businesses and otherwise adversely affect their respective financial conditions.

For additional risk factors, please see our 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibits
2.1

Agreement and Plan of Merger, by and among the Company, Merger Sub, and Infinity, dated as of February 22, 2023 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 23, 2023 (File No. 000-50484))

3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MEI Pharma, Inc., filed with the Delaware Secretary of State on April 14, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 14, 2023 (File No. 000-50484)).

3.2

Fifth Amended and Restated Bylaws of MEI Pharma, Inc., effective as of February 23, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 23, 2023 (File No. 000-50484))

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

Date: May 11, 2023