Form 10-K
period 2023-06-30
MEI Pharma, Inc.
filed 2023-09-26
CIK 1262104

--

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 000-50484

MEI Pharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0407811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11455 El Camino Real, Suite 250, San Diego, CA 92130

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240,10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price per share of Registrant's Common Stock on the Nasdaq Capital Market was approximately $31.8 million as of December 31, 2022.

As of September 15, 2023, there were 6,662,857 shares of the registrant’s common stock, par value $0.00000002 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held in December 2023, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended June 30, 2023.

MEI PHARMA, INC.

Forward-Looking Statements

This Annual Report on Form 10-K ("Annual Report") includes forward-looking statements, which involve a number of risks and uncertainties. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “predict,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. Discussions containing these forward-looking statements may be found, among other places, in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Annual Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Annual Report was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, those discussed in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. Other sections of this report and our other filings with the SEC may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. There is substantial uncertainty regarding the impact of activist investors, rising inflation and the increase in interest rates as a result, a potential economic downturn, the ongoing conflict in Ukraine on our business, industry, global economic conditions and government policy. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to update publicly or revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Annual Report or documents incorporated by reference herein that include forward-looking statements.

Unless the context requires otherwise, references in this Annual Report to “MEI Pharma,” “we,” “us” and “our” refer to MEI Pharma, Inc.

MEI Pharma, Inc. and our corporate logo are registered service marks of MEI Pharma. Any other brand names or trademarks appearing in this Annual Report are the property of their respective holders.

PART I

Item 1. Business

Overview

MEI Pharma, Inc. (Nasdaq: MEIP) is a clinical-stage pharmaceutical company committed to developing novel and differentiated cancer therapies. We build our pipeline by acquiring promising cancer agents and creating value in programs through clinical development, strategic partnerships, and out-licensing or commercialization, as appropriate. Our approach to oncology drug development is to evaluate our drug candidates in combinations with standard-of-care therapies to overcome known resistance mechanisms and address clear medical needs to provide improved patient benefit. The drug candidate pipeline includes voruciclib, an oral cyclin-dependent kinase 9 ("CDK9") inhibitor, and ME-344, an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway. Our common stock is listed on the Nasdaq Capital Market under the symbol “MEIP.”

In February 2023, we, Infinity Pharmaceuticals, Inc. (“Infinity”), and Meadow Merger Sub, Inc., our wholly owned subsidiary (“Merger Sub”) entered into an agreement and plan of merger (“Merger Agreement”). The Merger was subject to approval by our stockholders. At a special meeting of our stockholders held on July 23, 2023, the transaction did not obtain the necessary approval from our stockholders. Accordingly, on July 23, 2023, MEI sent Infinity a notice terminating the Merger Agreement. Following the stockholder vote at the July 23, 2023 special meeting, we remain focused on advancing our current development pipeline: voruciclib and ME-344. Clinical data is expected to be reported from the voruciclib Phase 1 study early in calendar 2024, and safety and efficacy data from the first cohort of 20 patients in the ongoing ME-344 Phase 1b study is expected to be reported in the first half of calendar 2024.

In December 2022, we announced plans to realign our clinical development efforts after jointly deciding with our development partner, Kyowa Kirin Co., Ltd. ("KKC"), to discontinue development of our lead drug candidate, zandelisib, outside of Japan. In connection with the realignment, we focused our development efforts on our two clinical assets, voruciclib and ME-344 which are in Phase 1 and Phase 1b clinical programs, respectively. Additionally, we initiated a staggered workforce reduction, affecting 28 employees in December 2022 and an additional 26 employees through June 2023. As of September 15, 2023, we had 41 employees which reflects a 61% reduction in full-time employees since our announcement in December 2022. Following the completion of the close of the zandelisib development program and the workforce reductions, we believe our cash is sufficient to fund operations for at least 12 months and through the reporting of clinical data readouts from the ongoing and planned voruciclib and ME-344 Phase 1 and Phase 1b clinical programs, respectively.

In May 2023, our board of directors appointed David M. Urso to be President and Chief Executive Officer of MEI and terminated the employment of Daniel Gold, Ph.D., the then current Chief Executive Officer, in each case effective as of June 2, 2023.

Clinical Development Programs

Our clinical-stage drug candidate pipeline includes voruciclib, an oral CDK9 inhibitor and ME-344, an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway.

Voruciclib: Potent Orally Administered CDK9 Inhibitor in Phase 1 Studies

Voruciclib is a potent and selective orally administered CDK9 inhibitor. Voruciclib is being studied in a Phase 1 trial evaluating dose and schedule in patients with acute myeloid leukemia (“AML”) and B-cell malignancies as a single-agent, and in combination with the B-cell lymphoma 2 (“BCL2”) inhibitor venetoclax (marketed as Venclexta®) in patients with AML. Voruciclib is also being evaluated in pre-clinical studies to explore potential activity in various solid tumor cancers including in combination with therapies that target the RAS signaling pathway, such as KRAS inhibitors.

Voruciclib Scientific Overview: Cell Cycle Signaling

CDK9 has important functions in cell cycle regulation, including the modulation of two therapeutic targets in cancer:

•
CDK9 is a transcriptional regulator of the myeloid leukemia cell differentiation protein (“MCL1”), a member of the family of anti-apoptotic proteins which, when elevated, may prevent the cell from undergoing cell death and result in poor prognosis in cancer. Inhibition of CDK9 blocks the production of MCL1, which is also an established resistance mechanism to the BCL2 inhibitor venetoclax.
•
CDK9 is a transcriptional regulator of the MYC proto-oncogene protein (“MYC”) which regulates cell proliferation and growth. Up regulation of MYC is implicated in many human cancers and is frequently associated with poor prognosis and unfavorable patient survival. CDK9, in addition to being a transcription factor for MYC, also decreases phosphorylation of MYC protein that is implicated in stabilizing MYC in KRAS mutant cancers.

Directly inhibiting MCL1 and MYC has historically been difficult, but CDK9 is a promising approach to indirectly target these oncogenes.

Voruciclib: Inhibition of MCL1

Over expression of MCL1 is frequently observed in many tumor types and is closely associated with tumorigenesis, poor prognosis and drug resistance. Further, up regulation of MCL1 is understood to play a role in resistance to venetoclax. CDK9 is a known transcriptional regulator of MCL1.

In pre-clinical studies voruciclib shows dose-dependent suppression of MCL1; in December 2017, a study of voruciclib published in the journal Nature Scientific Reports reported that the combination of voruciclib plus the BCL-2 inhibitor venetoclax was capable of inhibiting two master regulators of cell survival, MCL-1 and BCL-2, and achieved synergistic antitumor effect in an aggressive subset of DLBCL cells.

In a peer reviewed manuscript published in 2020, it was reported that the inhibition of CDK9 by voruciclib synergistically enhances cell death induced by the BCL-2 inhibitor venetoclax in preclinical models of AML. The data demonstrated that voruciclib synergizes with venetoclax to induce programmed cell death, or apoptosis, in both AML cell lines and primary patient samples. It was also demonstrated that voruciclib downregulates MCL1, which is relevant for the synergy between voruciclib and venetoclax, and further that voruciclib downregulates MYC, which also contributes to the synergies with venetoclax.

The research suggests that voruciclib is potentially an attractive therapeutic agent for treating cancers in combination with venetoclax or other BCL-2 inhibitors, to address potential resistance associated with MCL1, and is supportive of our ongoing clinical evaluation of voruciclib in B-cell malignancies and AML.

Voruciclib: Inhibition of MYC

Many cancers are associated with over expression of MYC, a transcription factor regulating cell proliferation and growth. CDK9 is a known regulator of MYC transcription and a modulator of MYC protein phosphorylation. Data reported at the American Association for Cancer Research (“AACR”) Annual Meeting 2021 in preclinical models demonstrated that voruciclib:

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

The research presented suggests that voruciclib could be an attractive therapeutic agent for both hematological cancers, as well as solid tumors, dependent on the activity of MYC.

Clinical Programs

We are evaluating patients with hematological malignancies in a Phase 1 clinical trial evaluating the dose and schedule of voruciclib. The trial started with the evaluation of dose and schedule of voruciclib as a monotherapy in patients with relapsed and refractory B-cell malignancies and AML after failure of prior standard therapies to determine the safety, preliminary efficacy and maximum tolerated dose. After completing the monotherapy dose escalation stage of the study, we are now evaluating the dose and schedule of voruciclib in combination with venetoclax, a BCL2 inhibitor, initially in patients with AML. The primary goal of the Phase 1 study is to assess the safety, and possible synergies, of voruciclib administered in combination with venetoclax. Clinical is data expected to be reported from the voruciclib Phase 1 study early in calendar 2024.

As we reported in May 2023, the voruciclib monotherapy dose escalation/expansion stage of the study, which enrolled 40 patients with relapsed and refractory (“R/R”) AML and B-cell malignancies, is complete. Of the 40 patients enrolled, the first 16 were dosed daily continuously at 50 and 100 mg and the following 24 were dosed on an intermittent schedule (14 consecutive days on therapy in a 28-day cycle) at 100, 150 and 200 mg. All patients were heavily pre-treated with a median of 3 prior therapies (range 1-8). The most common (≥5% of all patients) adverse events related to voruciclib were diarrhea (15%), nausea (10%) and fatigue (7.5%), all graded 1 or 2. On the intermittent dosing schedule selected for further development, no dose-limiting toxicities (DLT) were observed, there were no grade three or higher drug related toxicities, and dose escalation was stopped at 200 mg before reaching the maximum tolerated dose because plasma concentrations reached levels considered sufficient for target inhibition. Of the 10 AML patients treated at the highest dose evaluated, 200 mg daily on the intermittent schedule, the disease control rate among these patients was 50%, with a median duration on therapy of 72 days (range 27-127) at the time of evaluation.

As further reported in our May 2023 update, the second stage of the study evaluating the combination of voruciclib and venetoclax in patients with R/R AML is ongoing. The first cohort in the dose escalation stage enrolled 6 patients administered 50 mg of voruciclib every other day for 14 days followed by 14 days without any therapy in a 28-day cycle, plus standard dose venetoclax. All patients were heavily pre-treated with a median of three prior therapies. Notably, all patients previously progressed after receiving treatment with venetoclax. No DLTs or overlapping bone marrow toxicities were observed. The disease control rate was 50%, including one patient who received five prior therapies including stem cell transplant and who achieved a partial response after the 1st cycle of therapy and a 2nd patient with stable disease and a reduction in transfusion requirement. Subsequently, the study Safety Review Committee has cleared enrollment in the three dose levels: 50 mg, 100 mg and 150 mg administered daily for 14 consecutive days followed by 14 days without any therapy in a 28-day cycle.

Voruciclib was also previously evaluated in more than 70 patients with solid tumors in multiple Phase 1 studies. The totality of the clinical data, along with data from pre-clinical studies, suggests voruciclib’s ability to inhibit its molecular target at a projected dose as low as 150 mg daily. In one clinical study, voruciclib was evaluated in combination with vemurafenib (marketed as Zelboraf®) in nine patients with BRAF mutated advanced/ inoperable malignant melanoma. All three BRAF/MEK naive patients achieved a response: two partial responses and one complete response. In this study voruciclib was dosed at 150 mg daily plus vemurafenib 720 mg or 960 mg twice daily in 28-day cycles. The most common adverse events were fatigue, constipation, diarrhea, arthralgia and headache. One instance of grade 3 fatigue was dose limiting and no serious adverse events related to voruciclib were reported. Other clinical studies evaluated voruciclib at doses up to 850 mg in patients with solid tumors, demonstrating additional evidence of potential biologic activity and an adverse event profile generally consistent with other drugs in its class.

ME-344: Clinical-stage Mitochondrial Inhibitor with Combinatorial Potential

ME-344 is a novel mitochondrial inhibitor drug candidate that demonstrates tumor selective activity in pre-clinical studies. It targets the OXPHOS pathway involved in the production of adenosine triphosphate, or ATP. By disrupting the production of ATP, the main source of energy for cells, ME-344 has been shown pre-clinically to induce cancer cell death through the induction of DNA fragmentation and through a process known as autophagy, whereby a cell consumes itself. ME-344 has also demonstrated evidence of antitumor activity in preclinical and clinical studies.

ME-344 Scientific Overview: Cancer Metabolism

Energy supplied in the form of ATP fuels tumor metabolism supporting cell division and growth. Accordingly, tumor cells often display a high metabolic rate to support tumor cell survival and proliferation. This heightened metabolism requires a continual supply of energy in the form of ATP. The two major sources of ATP are oxidative phosphorylation in specialized cellular organelles termed mitochondria and through the metabolism of carbohydrates via the glycolysis pathway, which is frequently unregulated in cancer cells in a phenomenon called the Warburg Effect.

It is understood that anti-angiogenics, like the vascular endothelial growth factor (“VEGF”) inhibitor bevacizumab (marketed as Avastin®), may reduce the rate of glycolysis in tumors. As a result, tumor metabolism may then shift to mitochondria for energy production. In such cases of tumor plasticity in the presence of treatment with anti-angiogenics, contemporaneously targeting the alternative metabolic source by also inhibiting ATP production with the mitochondrial drug inhibitor ME-344 presents an important therapeutic opportunity for clinical evaluation.

MEI is pursuing evaluation of ME-344 in combination with VEGF inhibition and obtained preliminary clinical validation of the approach in a completed investigator-initiated, multi-center, randomized, controlled, window of opportunity clinical trial in combination with bevacizumab that enrolled a total of 42 patients with human epidermal growth factor receptor 2 (“HER2”) negative breast cancer. Additionally, we are currently evaluating the combination of ME-344 and bevacizumab in patients with metastatic colorectal cancer.

Clinical Program

ME-344 has been evaluated pre-clinically and clinically as a single agent and in combination with anti-angiogenics such as bevacizumab. When evaluated as a single agent, ME-344 demonstrated evidence of activity against refractory solid tumors in a Phase 1b trial, and in pre-clinical studies tumor cells treated with ME-344 resulted in a rapid loss of ATP and cancer cell death. In addition to single agent activity, ME-344 has also demonstrated significant potential in combination with anti-angiogenic therapeutics.

Pre-clinical studies, have shown that one outcome of anti-angiogenics is a reduced rate of glycolysis in tumors as a mechanism to slow tumor growth. However, when faced with reduced glycolysis and reduced ATP production, tumor metabolism was able to shift to mitochondrial metabolism for energy production to support continued tumor proliferation. In such cases of tumor plasticity in the presence of treatment with anti-angiogenics, contemporaneously targeting the mitochondria as an alternative metabolic source of ATP with ME-344 may open an important therapeutic opportunity.

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

Results published in the November 2019 issue of Clinical Cancer Research from a multi-center, investigator-initiated, randomized, controlled, , clinical trial that evaluated the combination of ME-344 and bevacizumab in 42 women with early HER2-negative breast cancer further support the combinatorial use of ME-344 with anti- angiogenic therapeutics.

The primary objective of the trial was to show proof of ME-344 biologic activity as measured by reductions in the nuclear protein Ki67 (expression of which is strongly associated with tumor cell proliferation and growth) from days 0 to 28 compared to the control group who received bevacizumab alone. Secondary objectives included determining whether ME-344 biologic activity correlates with vascular normalization. The data demonstrated significant biologic activity in the ME-344 treatment group:

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

We are advancing ME-344 in combination with the anti-angiogenic antibody bevacizumab in a Phase 1b study evaluating patients with relapsed colorectal cancer. The study is enrolling patients with progressive disease after failure of standard therapies with patients treated until disease progression or intolerance. The primary objective is progression free survival. Secondary endpoints include overall response rate, duration of response, overall survival and safety. Safety and efficacy data from the first cohort of 20 patients in the ongoing ME-344 Phase 1b study is expected to be reported in the first half of calendar 2024.

Additionally, ME-344 may also have clinical potential against hematological malignancies. At the AACR Annual Meeting 2022, a poster presentation reported results from preclinical studies exploring the ability of ME-344 to enhance the activity of venetoclax against AML. Data from the in vitro and in vivo preclinical studies evaluating the combination of ME-344 with venetoclax in standard-of-care-resistant AML cell lines and relapsed or refractory AML patient samples suggest that ME-344, both alone and in combination with venetoclax, inhibits purine biosynthesis, suppresses oxidative phosphorylation, induces apoptosis and decreases MCL-1, which together target metabolic vulnerabilities of AML cells. The data demonstrated that ME-344 and venetoclax prolong survival in MV4-11 and MV4-11/AraC-R-derived xenograft AML models. The poster concluded that ME-344 enhances venetoclax activity against AML cells including resistant AML.

Zandelisib: PI3Kδ Inhibitor Overview

Zandelisib is an oral, once-daily, selective PI3Kδ inhibitor that we were jointly developing with KKC under a global license, development and commercialization agreement entered into in April 2020.

In March 2022, we and KKC reported the outcome of an end of Phase 2 meeting with the FDA wherein the agency discouraged a filing based on data from a single-arm Phase 2 trial, called TIDAL, evaluating zandelisib in patients with relapsed or refractory follicular lymphoma. At this meeting, the FDA stated that data generated from single arm studies such as the Phase 2 TIDAL trial are insufficient to adequately assess the risk/benefit of PI3K inhibitors evaluating indolent non-Hodgkin lymphoma. At that time, the FDA emphasized that the companies continue efforts with the ongoing randomized Phase 3 COASTAL trial evaluating patients with relapsed or refractory follicular or marginal zone lymphomas. Subsequently, at an April 2022 meeting of the FDA Oncology Drugs Advisory Committee, the committee voted that future approvals of PI3K inhibitors for hematologic malignancies should be supported by randomized data.

In November 2022, we and KKC met with the FDA in a follow-up meeting to the March 2022 end of Phase 2 meeting. At this meeting, the FDA provided further guidance regarding the design and statistical analysis for the Phase 3 COASTAL trial. Following the November meeting, the companies jointly concluded that a clinical trial consistent with the recent FDA guidance, including modification of the ongoing COASTAL trial, would likely not be feasible to complete within a time period that would support further investment or with sufficient certainty of the regulatory requirements for approval to justify continued global development efforts. As a result, we and KKC jointly decided to discontinue global development of zandelisib for indolent forms of non-Hodgkin lymphoma outside of Japan. The discontinuation of zandelisib development outside of Japan was a business decision based on the most recent regulatory guidance from the FDA and is not related to the zandelisib clinical data generated to date. After making the joint decision to terminate development outside of Japan, we and KKC began closing all ongoing zandelisib clinical studies outside of Japan, including the Phase 3 COASTAL trial, the Phase 2 TIDAL trial, and the Phase 2 CORAL trial.

Subsequently, in May 2023, KKC decided to discontinue development of zandelisib in Japan. The discontinuation of zandelisib in Japan was a business decision by KKC based on the most recent regulatory guidance from the PMDA and was not related to the zandelisib clinical data generated to date.

On July 14, 2023, we entered into a Termination Agreement (the “Termination Agreement”) with KKC to terminate all agreements between the parties and cease further zandelisib clinical development globally. We anticipate completing the wind down activities related to the KKC License, Development and Commercialization Agreement during the second quarter of fiscal year 2024.

KKC License, Development and Commercialization Agreement

In April 2020, we entered into the KKC Commercialization Agreement under which we granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S. (the “U.S. License”), and an exclusive (subject to certain retained rights to perform obligations under the KKC Commercialization Agreement), sublicensable, payment- bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the U.S. (the “Ex-U.S.” and the “Ex-U.S. License”). KKC granted to us a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize zandelisib for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-U.S. under the KKC

Commercialization Agreement. KKC paid us an initial payment of $100.0 million. Additionally, in Japan, the KKC Commercialization Agreement included potential regulatory and commercialization milestone payments plus royalties on net sales of zandelisib in Japan, which are tiered beginning in the teens.

Prior to the execution of the Termination Agreement on July 14, 2023, KKC was responsible for the development and commercialization of zandelisib in the Ex-U.S. and, subject to certain exceptions, solely responsible for all costs related thereto. We also provided to KKC certain drug supplies necessary for the development and commercialization of zandelisib in the Ex-U.S., with the understanding that KKC would have assumed responsibility for manufacturing for the Ex-U.S. as soon as practicable.

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

Intellectual Property

We own, by assignment or exclusive license, worldwide rights to each of our current drug candidates. Our intellectual property portfolio includes approximately 37 issued U.S. patents, 213 issued foreign patents, 13 pending U.S. patent applications, and 67 pending foreign applications.

We have acquired exclusive worldwide rights to develop, manufacture and commercialize voruciclib from Presage Biosciences, Inc. (“Presage”). The U.S. Patent and Trademark Office (“USPTO”) has allowed or issued 17 U.S. patents covering the composition of matter, pharmaceutical compositions, and methods of use to treat cancer which are projected to expire between April 2024 and March 2037, not including any patent term extension. There are approximately 85 allowed or issued foreign patents, 7 pending U.S. patent applications, and 52 pending foreign patent applications for voruciclib, related compounds, and related methods of use.

We have acquired, by assignment, patents and patent applications from Novogen, our former majority shareholder, relating to a family of isoflavonoid compounds, including ME-344. The USPTO has issued 13 patents covering ME-344 as composition of matter, pharmaceutical compositions, and methods of use to treat cancer. There are approximately 78 foreign patents granted or allowed. The issued U.S. patents with composition of matter claims covering ME-344 are expected to expire between 2025 and 2031, not including patent term extension. There are four pending U.S. patent applications and seven pending foreign patent applications directed to ME-344 and related compounds or methods of use thereof.

We have acquired, by assignment, worldwide rights to zandelisib and other related compounds from Pathway Therapeutics, Inc. The USPTO has issued seven patents covering zandelisib as composition of matter, pharmaceutical compositions, and methods of use to treat cancer. The issued U.S. patents with composition of matter claims covering zandelisib are projected to expire between 2031 and 2032, not including any patent term extension. There are approximately 50 foreign patents granted or allowed. There are two pending U.S. patent applications and approximately 8 pending foreign patent applications directed to zandelisib and related compounds or methods of use thereof.

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
•
the relative therapeutic benefits and indications for use of our drug candidates as a monotherapy or as part of combinational therapy with other agents; and
•
the most appropriate therapeutic indications and dosage forms for voruciclib, ME-344 and zandelisib.

Government Regulation

U.S. Regulatory Requirements

The FDA, and comparable regulatory agencies in other countries, regulate and impose substantial requirements upon the research, development, nonclinical and clinical testing, labeling, manufacture, quality control, storage, approval, advertising, promotion, marketing, distribution, import, and export of pharmaceutical products, as well as significant reporting and record-keeping obligations. State governments may also impose obligations in these and other areas. These requirements are extensive and are frequently changing.

In the U.S., pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and other laws. The process required by the FDA before drugs may be marketed in the U.S. generally involves the following:

•
nonclinical laboratory evaluations, including formulation and stability testing, and animal tests performed under the FDA’s Good Laboratory Practices (“GLP”) regulations to assess pharmacological activity and toxicity potential;
•
submission and approval of an investigational new drug (“IND”) application, including results of nonclinical tests, manufacturing information, and protocols for clinical tests, which must become effective before clinical trials may begin in the U.S.;
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
•
submission of results for nonclinical, toxicology, and clinical studies, and chemistry, manufacture and control information on the product to the FDA in a non-disclosure agreement(“NDA”); and
•
FDA review and approval of an NDA, prior to any commercial sale or shipment of a product.

The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that we will be able to ultimately submit marketing applications for any of our product candidates, that our development efforts will prove to be successful, that our studies will have positive outcomes, or that any approval will be granted on a timely basis, if at all.

The results of the nonclinical studies, together with initial specified manufacturing information, the proposed clinical trial protocol, and information about the participating investigators are submitted to the FDA as part of an IND, which must become effective before we may begin human clinical trials in the U.S. Clinical trials must be conducted in accordance with federal regulations and Good Clinical Practice (“GCP”) requirements, and with investigational products that follow cGMP. GCPs include, among other requirements, the requirements related to monitoring, drug accountability, data integrity, and that all research subjects provide their informed consent in writing for their participation in any clinical trial. Recently, the FDA has issued a number of new guidance regarding the conduct of clinical studies. For instance, the FDA issued an updated guidance on good clinical practices, which is intended to modify the agency’s GCP guidelines, including with respect to clinical trial quality, the use of digital health technologies, computerized systems, and data governance. The FDA also issued guidance regarding the conduct of decentralized clinical trials, use of electronic records, systems and signatures in clinical trials, and the conduct of risk-based clinical trial monitoring. Following issuance of a final guidance, the FDA will further be requiring diversity action plans for certain clinical studies.

Additionally, an independent IRB must review and approve each study protocol and oversee conduct of the trial. An IND becomes effective 30-days after receipt by the FDA, unless the FDA, within the 30-day period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold. If the FDA imposes a clinical hold at any time before or during clinical trials, the IND sponsor must resolve the FDA’s concerns before clinical trials can begin or continue. Nonclinical tests and studies can take several years to complete, and there is no guarantee that an IND that is submitted based on such tests and studies will become effective within any specific time period, if at all.

Sponsors must make certain reports and submissions to the FDA and global health authorities, as appropriate, and to clinical investigators who, in turn, make certain reports and submissions to the IRB or ethics committee, including annual reports, and reports of investigator financial interests, serious adverse events and other significant safety information, study amendments, and new study protocols. Information about certain clinical trials, including a description of the study and study results, must also be submitted within specific time frames to the National Institutes of Health (the “NIH”), for public dissemination on the clinicaltrials.gov website. Sponsors of investigational products for serious diseases must also have a publicly available policy on requests for expanded access.

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
•
Phase 3: When Phase 2 studies demonstrate that a specific dosage range of the drug may be efficacious and the drug has an acceptable safety profile for further investigation, controlled, large-scale therapeutic Phase 3 trials are undertaken at multiple study sites to demonstrate clinical efficacy and to further test for safety in an expanded patient population. Typically, two Phase 3 trials are required by the FDA for product approval. Under some limited circumstances, however, the FDA may approve an NDA based upon a single Phase 3 clinical study plus confirmatory evidence or a single large multi-center trial without confirmatory evidence.

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

Results of nonclinical and toxicology studies, and clinical trials, as well as detailed information about the manufacturing process, quality control methods, and product composition, among other things, are submitted to the FDA as part of an NDA seeking approval to market and commercially distribute the product on the basis of a determination that the product is safe and effective for its intended use. Once the FDA receives an application, it has 60 days to review the NDA to determine if it is substantially complete to permit a substantive review, before it accepts the application for filing. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the goals agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the agency currently aims to review 90% of all applications for new molecular entities within ten months of the 60-day filing date for a standard review. The PDUFA date is only a goal, thus, the FDA does not always meet its PDUFA dates. The PDUFA date may also be extended if the FDA requests or the sponsor provides substantial additional information regarding the submission.

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

Once the FDA determines that the approval requirements are met, it will issue an approval letter that authorizes commercial marketing of the product with specific prescribing information for specific indications. As a condition of approval, the FDA also may require post-marketing commitments and requirements, including studies, and/or surveillance to monitor the product’s safety or efficacy. The FDA also may require a Medication Guide and also a risk evaluation and mitigation strategy(“REMS”), or other conditions for a product’s approval or following approval to ensure that the benefits of the product candidate outweigh the risks. Moreover, even if the FDA approves a product, it may limit the approved indications or populations for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, including a black box warning, impose other conditions, such as post-approval studies, or may not approve label statements that are necessary for successful commercialization and marketing.

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

Satisfaction of FDA requirements typically takes many years. The actual time required varies substantially, based upon the type, complexity, and novelty of the pharmaceutical product, among other things. Government regulation imposes costly and time-consuming requirements and restrictions throughout the product life cycle and may delay product marketing for a considerable period of time, limit product marketing, or prevent marketing altogether. Success in nonclinical or early-stage clinical trials does not ensure success in later stage clinical trials. Data obtained from nonclinical and clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit, or prevent marketing approval. Even if a product receives marketing approval, the approval is limited to specific clinical indications. Further, even after marketing approval is obtained, the discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

After product approval, there are continuing significant regulatory requirements imposed by the FDA, including record-keeping requirements, obligations to report adverse side effects in patients using the products, and restrictions on advertising and promotional activities. Quality control and manufacturing procedures must continue to conform to cGMPs, and the FDA periodically inspects facilities, via in person inspections and remote regulatory assessments, to assess cGMP compliance. Additionally, post-approval changes in ingredient composition, manufacturing processes or facilities, product labeling, or other areas may require submission of an NDA Supplement to the FDA for review and approval. New indications will require additional clinical studies and submission of an NDA Supplement. Commercially distributed products are also subject to a variety of additional requirements, including requirements regarding tacking, tracing, and supply chain integrity; and requirements related to drug shortages and drug shortage prevention.

Failure to comply with the FDA’s regulatory requirements may result in an enforcement action by the FDA, including clinical holds, refusal to approve marketing applications or supplements, Warning Letters, product recalls, suspension or revocation of product approval, seizure of product to prevent distribution, impositions of injunctions prohibiting product manufacture or distribution, and civil and criminal penalties, among other actions. Maintaining compliance is costly and time-consuming. We cannot be certain that we, or our present or future suppliers or third party manufacturers, will be able to comply with all FDA regulatory requirements, and potential consequences of noncompliance could have a material adverse impact on our business prospects.

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

The FDCA includes provisions designed to facilitate the development and expedite the review of drugs intended for treatment of serious or life-threatening conditions that demonstrate the potential to address unmet medical needs for such conditions or present a significant improvement over existing therapy. These provisions set forth a procedure for designation of a drug as a “fast track product”. The fast track designation applies to the combination of the product and specific indication for which it is being studied. A product designated as fast track is ordinarily eligible for additional programs for expediting development and review, such as increased FDA interactions and rolling submission of the application.

Products that are intended to treat serious or life-threatening conditions and that provide a meaningful therapeutic benefit over existing treatments may also be eligible for accelerated approval. Drug approval under the accelerated approval regulations may be based on evidence of clinical effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. A post-marketing clinical study will be required to be completed to verify clinical benefit, and other restrictions to assure safe use may be imposed. By the date of approval of an accelerated approval product, the FDA must specify the conditions for the required post approval studies, including enrollment targets, the study protocol, milestones, and target completion dates. The FDA may also require that the confirmatory Phase 4 studies be commenced prior to the FDA granting a product accelerated approval. Reports on the progress of the required Phase 4 confirmatory studies must be submitted to the FDA every 180 days after approval. Failure to conduct required post-approval studies, or confirm a clinical benefit, will allow the FDA to withdraw the drug or biologic from the market on an statutorily defined expedited basis. Failure to conduct the required Phase 4 confirmatory studies or to conduct such studies with due diligence, as well as failure to submit the required update reports can subject a sponsor to penalties. In recent years, the accelerated approval pathway has come under significant FDA and public scrutiny. Accordingly, the FDA may be more conservative in granting accelerated approval or, if granted, may be more apt to withdrawal approval if clinical benefit is not confirmed or the risk benefit assessment changes.

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

Following the FDA’s approval of an NDA, sponsors are required to list with the FDA each patent with claims that cover the applicant’s drug or a method of using the drug. These patents are published in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can be cited by potential competitors as a reference listed drug in support of a 505(b)(2) NDA or an Abbreviated New Drug Application, (“ANDA”). In an effort to clarify which patents must be listed in the Orange Book, in January 2021, Congress passed the Orange Book Transparency Act of 2020, which largely codified the FDA’s existing practices into the FDCA.

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

The Pediatric Research Equity Act (“PREA”) also was reauthorized and amended by the FDAAA. The reauthorization of PREA requires that most applications for drugs include a pediatric assessment (unless waived or deferred) to ensure the drugs’ safety and effectiveness in children. Such pediatric assessment must contain data, gathered using appropriate formulations for each age group for which the assessment is required, that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the drug product is safe and effective. The pediatric assessments can only be deferred provided there is a timeline for the completion of such studies. The FDA may waive (partially or fully) the pediatric assessment requirement for several reasons, including if the applicant can demonstrate that reasonable attempts to produce a pediatric formulation necessary for that age group have failed. Orphan products are also exempt from the PREA requirements. The Food and Drug Administration Safety and Innovation Act signed into law on July 9, 2012, permanently renewed and strengthened BPCA and PREA.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan drug designation if there is a product already approved by the FDA that is considered by the FDA to be the same as the already approved product and is intended for the same indication. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Orphan drug designation does, however, entitle a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and certain user-fee waivers. The tax advantages, however, were limited in the 2017 Tax Cuts and Jobs Act. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances. By example, if there is already a product approved by the FDA that is the same product for the same indication, the orphan designated product will only receive orphan drug exclusivity if the prior hypothesis of clinical superiority is demonstrated. Competitors may also be able to receive approval for different drugs for the indication for which the orphan product has exclusivity or the same drug for a different indication.

Notably, the exact scope of any period of orphan drug exclusivity may change. Specifically, 2021 judicial decision, Catalyst Pharms., Inc. v. Becerra, challenged and reversed an FDA decision on the scope of orphan product exclusivity for the drug, Firdapse. Under this decision, orphan drug exclusivity for Firdapse blocked approval of another company’s application for the same drug for the entire disease or condition for which orphan drug designation was granted, not just the disease or condition for which approval was received. In a January 2023 Federal Register notice, however, the FDA stated that it intends to continue to apply its regulations tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved. The exact scope of orphan drug exclusivity will likely be an evolving area.

Pharmaceutical Coverage, Pricing and Reimbursement & Healthcare Reform

In addition, future sales of our products, if approved for marketing, will depend, in part, on the availability and extent of coverage and reimbursement by third-party payors, such as government health programs, including Medicare and Medicaid, commercial insurance, and managed healthcare organizations. These third-party payors are increasingly challenging the price and limiting the coverage and reimbursement amounts for medical products and services. There may be significant delays in obtaining coverage and reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authority in other countries. It is time-consuming and expensive to seek reimbursement from third- party payors. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but they also have their own methods and approval process apart from Medicare coverage and reimbursement determinations.

In addition, the containment of healthcare costs has become a priority for federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition. Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and drug price transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. On August 16, 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products, such as negotiated ceiling prices and penalties for price increases that exceed the rate of inflation, that are both sold into the Medicare program and throughout the United States.

Foreign Regulatory Requirements

Outside the U.S., our ability to market our products will also be contingent upon receiving marketing authorizations from the appropriate regulatory authorities and compliance with applicable post-approval regulatory requirements. Although the specific requirements and restrictions vary from country to country, as a general matter, foreign regulatory systems include risks similar to those associated with the FDA’s regulations, described above.

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or a decentralized procedure (“DCP”). Under the centralized procedure, a single application to the EMA leads to an approval granted by the European Commission which permits the marketing of the product throughout the EU. The centralized procedure is mandatory for certain classes of medicinal products such as new substances for the treatment of oncology. In addition, all medicinal products developed by certain biotechnological means, and those developed for cancer and other specified diseases and disorders, must be authorized via the centralized procedure. The centralized procedure will apply to any of our products that are developed by means of a biotechnology process or are intended for treatment of cancer. The DCP is used for products that are not eligible or not required to be authorized by the centralized procedure. The centralized procedure is optional for certain other products. Since the exit of the UK from the European Union, the UK has been excluded from the centralized procedure. It will be necessary for applicants to make a separate application to the UK Medicines and Healthcare products Regulatory Agency (“MHRA”) for a UK marketing authorization. There is currently no procedure for mutual EU/UK recognition of new medicinal products although there is an expedited review procedure (the “EC Decision Reliance Procedure”) for approval in the UK of EU approved products which is currently to run to December 31, 2023. Thereafter a new international recognition framework will be in place, which will have regard to decisions already made by the European Medicines Agency. This means applications with a CHMP positive opinion received after December 31, 2023 will be eligible.

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

The conduct of clinical trials in the European Union is governed by the European Clinical Trials Regulation (“CTR”), which was implemented in June 2022. This Regulation governs how regulatory bodies in member states control clinical trials. No clinical trial may be started without a clinical trial authorization granted by the national competent authority and favorable ethics approval. Under the Regulation, clinical trial sponsors were able to use the Clinical Trials Information System (“CTIS”) since January 31, 2022, but are not obliged to use it immediately, in line with a three-year transition period. National regulators in the EU Member States and EEA countries could use the CTIS since January 31, 2022. With the exit of the UK from the European Union, the UK did not implement the CTR and the UK provisions implementing the previous law as set out in the previous Clinical Trial Directive (which fundamentally covered the same area as the CTR but was far less detailed and predated the CTIS) will continue to apply until amended by the UK.

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

Human Capital Management

As of June 30, 2023, we had 46 employees, 5 of whom hold a Ph.D. or M.D. degree, all of which reside in the United States. Of the 46 employees, 23 were engaged in research and development activities and 23 were engaged in business development, finance, information systems, facilities, human resources or administrative support. Other personnel resources are used from time to time as consultants or third party service organizations on an as-needed basis. All members of our senior management team have prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced personnel, but there can be no assurance that we will be able to attract and retain the individuals needed.

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

None of our employees are represented by a labor union or covered by collective bargaining agreements. We have never experienced a work stoppage and believe our relationship with our employees is good. Management considers our relations with employees to generally be positive.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website at www.meipharma.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the SSEC. Further, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, and can be found on our EDGAR page at http://www.sec.gov.

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

•
We are currently operating in a period of capital markets disruption and economic uncertainty;
•
We will need substantial additional funds to progress the clinical trial programs for our drug candidates, to commercialize our drug candidates and to develop new compounds. The actual amount of funds we will need will be determined by a number of factors, some of which are beyond our control;
•
We may be required to seek additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties at terms which maybe unfavorable to us;
•
We are a clinical-stage pharmaceutical company focused on developing potential new therapies for cancer and are likely to incur operating losses for the foreseeable future;
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
•
The FDA may determine that our drug candidates have undesirable side effects that could delay or prevent regulatory approval or commercialization;
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
•
Our business could be negatively impacted as a result of any ongoing or future activism campaigns by Anson Advisors Inc. and Cable Car Capital LLC and other activist investors;
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
•
Anti-takeover provisions contained in our amended and restated certificate of incorporation and fifth amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt;
•
Our fifth amended and restated bylaws require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders; and
•
Our executive officers and directors may sell shares of their stock, and these sales could adversely affect our stock price.

Risks Related to Our Business

Risks Related to Our Development Stage

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets are currently experiencing extreme volatility and disruption following the global outbreak of COVID-19, high inflation and the government response thereto, potential economic downturn, publicized failures in the regional banking sector, the war in Ukraine, and other global events. Disruptions in the capital markets in the past have resulted in illiquidity in parts of the capital markets. Future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us should that become required for us to fund ongoing operations. These events have limited and could continue to limit our capital investment considerations, limit our ability to fund further clinical development and have a material negative impact on our operating results.

We will need substantial additional funds to progress the clinical trial programs for our drug candidates, and to develop new compounds. The actual amount of funds we will need will be determined by a number of factors, some of which are beyond our control.

We will need substantial additional funds to progress the clinical trial programs for our drug candidates and to develop any additional compounds. The factors that will determine the actual amount of funds that we will need to progress the clinical trial programs may include, but are not limited to, the following:

•
the therapeutic indications for use being developed;
•
the clinical trial endpoints required to advance clinical development and achieve regulatory approval;
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

We have been opportunistic in our efforts to obtain funding, and we expect to continue to evaluate various funding alternatives from time to time. If we obtain additional funding, it may adversely affect the market price of our common stock and may be dilutive to existing stockholders. If we are unable to obtain additional funds on favorable terms or at all, we may be required to cease or reduce our operations. We may sell additional shares of common stock, and securities exercisable for or convertible into shares of our common stock, or we may seek to obtain debt financing, in each case, to satisfy our capital and operating needs; however, such transactions will be subject to market conditions and there can be no assurance any such transactions will be completed.

We may be required to seek additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties at terms which maybe unfavorable to us.

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, intellectual property, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We could also be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us when we deem it is required, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our Common Stock to decline.

We are a clinical-stage pharmaceutical company focused on developing potential new therapies for cancer and are likely to incur operating losses for the foreseeable future.

You should consider our prospects in light of the risks and difficulties frequently encountered by clinical research stage and developmental companies. We have an accumulated deficit of $406 million from our inception through June 30, 2023, including a net loss of $33.4 million for the year ended June 30, 2023 (excluding $1.6 million of non-cash gain resulting from a change in fair value of our warrant liability). We anticipate that we will incur operating losses and negative operating cash flow for the foreseeable future. We have not yet commercialized any drug candidates and cannot be sure that we will ever be able to do so, or that we may ever become profitable.

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

We have in the past and may in the future enter into agreements to collaborate with other third parties on the development, manufacturing or commercialization of our drug candidates in the future. In connection with these agreements, we may grant certain rights regarding the use of our patents and technology. The counterparties may be responsible for development, manufacturing or commercialization of our drug candidates and the costs related thereto.

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

The profitability of our license agreement with Presage depends on the successful development, regulatory approval and commercialization of voruciclib. We are solely responsible for the development and commercialization of voruciclib, including the related costs. Drug development is a long, expensive and uncertain process and delay or failure can occur at any stage of our clinical trials. We cannot be certain that we will ever receive regulatory approval for voruciclib or that we will be successfully commercialized, even if approved.

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

We will not generate any operating revenue until we, a licensee, or a potential collaborator successfully commercialize one of our drug candidates. Currently, we have drug candidates at different stages of development, and each will need to successfully complete certain clinical studies and obtain regulatory approval before potential commercialization. We may experience unforeseen events during product development that may substantially delay or prevent product approval. For example, the FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or if the trial poses an unexpected serious harm to clinical trial patients. The FDA or an IRB may also impose conditions on the conduct of a clinical trial. Clinical trial sponsors may also choose to discontinue clinical trials as a result of risks to clinical trial patients, a lack of favorable results, data monitoring committee recommendations or changing business priorities.

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
•
the FDA or comparable foreign regulatory authorities may not find our dose-finding clinical trials and data from other sources adequate and/or may disagree with our proposed product dosages for administration. By example, FDA may require us to conduct additional dose optimization studies beyond any that may be planned, to not only determine the maximum tolerated dose but also the minimum effective dose. Such efforts have been emphasized through FDA initiatives, such as Project Optimus, which has the goal “to educate, innovate, and collaborate with companies, academia, professional societies, international regulatory authorities, and patients to move forward with a dose-finding and dose optimization paradigm across oncology that emphasizes selection of a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well”;
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
•
the FDA may change its approval policies or adopt new laws, guidance, or regulations and our development program may not meet newly imposed requirements;
•
the cost of clinical trials of our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a marketing application; or
•
the FDA may not accept an NDA or other submission due to, among other reasons, the content or formatting of the submission.

Our pre-clinical and clinical data, other information and procedures relating to a drug candidate may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory authority, or regulatory interpretation of these data and procedures may be unfavorable. We may not be successful in any effort to take advantage of expedited regulatory pathways for serious or life-threatening illnesses or to secure marketing authorization from the FDA. We may not be able to demonstrate that our product candidates provide a benefit over existing therapies and, when used in combination with other therapies, we may not be able to demonstrate that our product candidates contributed to any observed effect. We cannot be certain that any NDA we submit will be approved by the FDA for full or accelerated approval on a timely basis, if at all. Securing accelerated approval requires demonstrating a meaningful therapeutic benefit over available existing treatments. Accelerated approvals are based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. If approved, the FDA will require post-marketing studies to be completed to verify clinical benefit. By the date of approval of an accelerated approval product, FDA must specify the conditions for the required post approval studies, including enrollment targets, the study protocol, milestones, and target completion dates. FDA may also require that the confirmatory Phase 4 studies be commenced prior to FDA granting a product accelerated approval. Reports on the progress of the required Phase 4 confirmatory studies must be submitted to FDA every 180 days after approval. Failure to conduct required post-approval studies, or confirm a clinical benefit, will allow the FDA to withdraw the drug or biologic from the market on a statutorily defined expedited basis. Failure to conduct the required Phase 4 confirmatory studies or to conduct such studies with due diligence, as well as failure to submit the required update reports can subject a sponsor to penalties. Indeed, companies have previously withdrawn approved indications following failure to confirm a clinical benefit for their products. Moreover, in recent years, the accelerated approval pathway has come under significant FDA and public scrutiny. Accordingly, the FDA may be more conservative in granting accelerated approval or, if granted, may be more apt to withdrawal approval if clinical benefit is not confirmed.

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

Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any drugs resulting from our drug candidates. As a result, we cannot predict when or whether regulatory approval will be obtained for any drug we develop. Additionally, other factors may serve to delay, limit or prevent the final approval by regulatory authorities of our drug candidates for commercial use, including, but not limited to:

•
voruciclib is in Phase 1 studies and ME-344 is in Phase 1b studies, and we or our potential licensees will need to conduct significant clinical testing and development work to demonstrate the quality, safety, and efficacy of these drug candidates before applications for marketing can be filed with the FDA, or with the regulatory authorities of other countries;
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

The FDA may determine that our drug candidates have undesirable side effects that could delay or prevent regulatory approval or commercialization.

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
•
efforts to facilitate timely enrollment in clinical trials;
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

Disruptions at the FDA and other agencies, including as a result of pandemics like COVID-19 and legislative actions, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, Congress is currently negotiating reauthorization of the FDA user fee bills, which are critical to the FDA’s operations. Moreover, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, if the FDA is required to furlough review staff or other necessary employees, or if agency operations are otherwise impacted, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business or prospects.

Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products internationally.

We may attempt to have our drug candidates marketed outside the U.S. In order to market our products in many non-U.S. jurisdictions, we must obtain separate international regulatory approvals and comply with numerous and varying regulatory requirements. To date, we have not filed for marketing approval for any of our drug candidates and may not receive the approvals necessary to commercialize our drug candidates in any market.

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

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted bills by Congress and the states designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Most recently, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022 (the “IRA”) which among other things, contains multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States.

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

Any of these events could prevent us from achieving or maintaining regulatory product approval and market acceptance of the particular drug candidate, if approved, or could substantially increase the costs and expenses of developing and commercializing such product, which in turn could delay or prevent us from generating significant revenues from our sale.

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

We also cannot assure you that upon inspection or review by a given regulatory authority, such regulatory authority will determine that any of our trials complies with the applicable regulatory requirements. In addition, our clinical trials must be conducted with drug candidates that were produced under cGMP conditions. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified time frames. Failure to do so can result in enforcement actions and adverse publicity.

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

Further, we, along with our contract manufacturers, are required to comply with FDA requirements for cGMPs, related to product testing, quality assurance, manufacturing and documentation. Our contract manufacturers may not be able to comply with the applicable FDA regulatory requirements, which could result in delays to our product development programs, could result in adverse regulatory actions against us or our contract manufacturers, and could prevent us from ultimately receiving product marketing approval. They also generally must pass an FDA pre-approval inspection or assessment for conformity with cGMPs before we can obtain approval to manufacture our drug candidates and will be subject to ongoing, periodic, unannounced inspection or assessment by the FDA and corresponding state agencies to ensure strict compliance with cGMP, and other applicable government regulations and corresponding foreign standards. If we and our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP, we may experience manufacturing errors resulting in defective products that could be harmful to patients, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, clinical trial or other development program delays, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business. Not complying with FDA requirements could result in a product recall, costly and time-consuming corrective or preventative actions, or prevent commercialization of our drug candidates and delay our business development activities. In addition, such failure could be the basis for the FDA to issue a warning or untitled letter or take other regulatory or legal enforcement action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, and potentially civil and/or criminal penalties depending on the matter.

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. We acquired patents and patent applications related to voruciclib from Presage in 2017, and acquired both issued patents and pending patent applications related to ME-344 from Novogen in relation to its Isoflavone-based compounds, which we previously licensed from Novogen, in 2011. Additionally, Novogen had previously applied for patents in a number of countries with respect to the use of their isoflavone compounds, including ME-344. Finally, in September 2013, we acquired patents and patent applications related to zandelisib from Pathway Therapeutics, Inc.

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

The pharmaceutical industry is highly competitive, and patents have been applied for by, and issued to, other parties relating to products competitive with the compounds that we have acquired. Therefore voruciclib, ME-344, and zandelisib, and any other drug candidates, may give rise to claims that they infringe the patents or proprietary rights of other parties existing now and in the future.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of clinical trial participants and employees. Similarly, our third party providers possess certain of our sensitive protected health data. The secure maintenance of this information is critical to our operations and business strategy. Despite our reasonable security measures, our information technology and infrastructure may be vulnerable to cyber attacks or breached due to employee error, malfeasance or other disruptions. Cyber attacks and other security incidents are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated, and such systems, controls and processes may not be successful in preventing a breach or other incident. Any such security incident could compromise our networks and the information stored there could be accessed, publicly disclosed, encrypted, lost or stolen. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber attacks and other related security incidents.

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

Additionally, California has the California Consumer Privacy Act (“CCPA”), which creates individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA may significantly impact our business activities and require substantial compliance costs that adversely affect business, operating results, prospects and financial condition. Amendments to the CCPA mandated by the California Privacy Rights Act (“CPRA”) will impose additional privacy requirements, effective on January 1, 2023. Similarly comprehensive state consumer privacy laws in other states, such as Virginia, Utah, Connecticut and Colorado will also become effective in 2023. These new state privacy measures may reflect the start of a movement in other state legislatures to enact more comprehensive privacy laws, which would create a more complex privacy regulatory landscape for our business in the U.S. In addition, there is privacy legislation and rule making efforts at the federal level which may increase our privacy obligations in the U.S.

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

Risks Related to Securities Markets and Investment in our Stock

Our business could be negatively impacted as a result of any future activism campaigns by Anson Advisors Inc. and Cable Car Capital LLC and other activist investors.

Anson Advisors Inc. holds approximately 13.0% of our outstanding common stock and Cable Car Capital LLC holds approximately 6.9% of our outstanding common stock, and each have sought to exert influence on our business operations and Board of Directors, and we expect that each will or may continue to do so.

In July 2023, Anson Advisors Inc. and Cable Car Capital LLC initiated a consent solicitation to seek the consent of our stockholders holding at least a majority of our outstanding shares of common stock to, among other things, remove and replace all members of our Board of Directors. On September 18, 2023, we filed our definitive consent revocation statement urging stockholders to revoke their consents and reject the Consent Solicitation.

The Consent Solicitation and our response to it resulted in significant distraction for management and additional capital outlays by us. Continued pursuit or further activities by Anson Advisors Inc. and Cable Car Capital LLC, or by other activist shareholders, could result in yet additional distractions and costs and could lead to a materially adverse impact on our business or operating results.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, including upon exercise of outstanding warrants or stock options, and any subsequent sales of such shares. As of June 30, 2023, we had outstanding warrants exercisable to purchase 102,513 shares of common stock at an exercise price of $6.80 per share, which expire in October 2027. We also have outstanding options to purchase 1,284,907 shares of common stock. We may seek additional capital through one or more additional equity transactions in the future; however, such transactions will be subject to market conditions and there can be no assurance any such transactions will be completed. If we sell shares in the future, the prices at which we sell these future shares will vary, and these variations may be significant. Stockholders will experience significant dilution if we sell these future shares at prices significantly below the price at which such previous stockholders invested.

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

Our amended and restated certificate of incorporation allows us to issue blank check preferred stock with rights potentially senior to those of our common stock without any further vote or action by the holders of our common stock. The issuance of a class of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could adversely affect the rights and powers, including voting rights, of such holders. In certain circumstances, such issuance could have the effect of decreasing the market price of our shares or making a change in control of the company more difficult.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and fifth amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation and fifth amended and restated bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

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

Our fifth amended and restated bylaws require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our fifth amended and restated bylaws provide that, unless we consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for any stockholder to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders, (iii) any action asserting a claim pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine, and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, provided, however, that, in each case, if the Court of Chancery does not have jurisdiction, the forum for such action shall be another state court located within the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware, in all cases subject to the court having personal jurisdiction over the indispensable parties named as defendants therein.

Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of capital stock shall be deemed to have notice of and consented to such provisions.

Notwithstanding the foregoing, the forum selection provision of our fifth amended and restated bylaws will not apply to suits brought to enforce any liability or duty created by the federal securities laws or any other claim for which the federal district courts of the U.S. of America shall be the sole and exclusive forum.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our fifth amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

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

Item 3. Legal Proceedings

We are not currently a party to a significant legal proceeding that we believe will have a material adverse effect on our business or financial conditions.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Capital Market under the symbol “MEIP”.

Holders

As of September 8, 2023, there were 6,662,857 shares of our common stock outstanding and 360 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

For a discussion of outstanding warrants and other securities exercisable for or convertible into shares of our common stock, see Note 6 - Stockholders' Equity and Note 7 - Share-based Compensation under Item 8 in this Annual Report.

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

Securities authorized for issuance under equity compensation plans

The table below shows, as of June 30, 2023, information for equity compensation plans previously approved by stockholders and for compensation plans not previously approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,162,810	$39.88	573,773
Equity compensation plans not approved by security holders (2)	122,097	23.43	94,903
Total	1,284,907	$38.32	668,676

(1)
Consists of 1,162,810 shares of common stock issuable upon exercise of options granted under the MEI Pharma, Inc. Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (“Omnibus Plan”), under which 1,850,739 shares of common stock are authorized for issuance. The Omnibus Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, employees and advisors. The weighted-average exercise price presented is the weighted-average exercise price of vested and unvested options.
(2)
Consists of 122,097 shares of common stock issuable upon exercise of options granted under the MEI Pharma, Inc. 2021 Inducement Plan (“Inducement Plan”), under which 217,000 shares of common stock are authorized for issuance. The Inducement Plan provides for the grant of options and/or other stock-based or stock-denominated awards to attract and retain selected individuals to serve as employees. The weighted-average exercise price presented is the weighted-average exercise price of vested and unvested options.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with “Item 8. Consolidated Financial Statements and Supplementary Data” included below in this Annual Report. Operating results are not necessarily indicative of results that may occur in future periods.

This discussion and analysis contains forward-looking statements that involve a number of risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in the forward-looking statements as a result of many factors including, but not limited to, those set forth under “Cautionary Statement About Forward-Looking Statements” and “Risk Factors” in Item 1A. Risk Factors included above in this Annual Report. All forward-looking statements included in this Annual Report are based on the information available to us as of the time we file this Annual Report, and except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.

Overview

MEI Pharma, Inc. (Nasdaq: MEIP) is a clinical-stage pharmaceutical company committed to developing novel and differentiated cancer therapies. We build our pipeline by acquiring promising cancer agents and creating value in programs through development, strategic partnerships, and out-licensing or commercialization, as appropriate. Our approach to oncology drug development is to evaluate our drug candidates in combinations with standard-of-care therapies to overcome known resistance mechanisms and address clear medical needs to provide improved patient benefit. Our pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (“CDK9”) inhibitor, and ME-344, an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway. Our common stock is listed on the Nasdaq Capital Market under the symbol “MEIP.”

Clinical Development Programs

Our clinical-stage drug candidate pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (“CDK9”) inhibitor and ME-344, an intravenous small molecule targeting the oxidative phosphorylation pathway in the mitochondria.

For a more complete discussion of our business, see the section of this Annual Report “Item 1. Business” above.

Recent Developments

Merger with Infinity Pharmaceuticals, Inc.

In February 2023, we, Infinity Pharmaceuticals, Inc. (“Infinity”), and Meadow Merger Sub, Inc., our wholly owned subsidiary (“Merger Sub”) entered into an agreement and plan of merger (“Merger Agreement”). The Merger Agreement provided that Merger Sub will merge with and into Infinity, with Infinity being the surviving entity as a wholly owned subsidiary of us and was subject to approvals by our and Infinity’s stockholders, respectively. On July 23, 2023, we convened our Special Meeting of Stockholders at which time our stockholders did not approve the proposed transaction and subsequently, we delivered a letter to Infinity which terminated the Merger Agreement pursuant to Section 7.2(c) of the Merger Agreement, effective July 23, 2023.

Kyowa Kirin License, Development and Commercialization Agreement

On April 13, 2020, we entered into a License, Development and Commercialization Agreement (the “Original Agreement”) with KKC, effective as of April 13, 2020. Pursuant to the terms of the Original Agreement, We and KKC agreed to terminate the License, Development and Commercialization Agreement dated October 31, 2018 (the “JP Agreement”) and to expand the scope of the JP Agreement to collaborate on the development, manufacturing and commercialization of ME-401 globally in accordance with the Original Agreement.

On July 14, 2023, we entered into a Termination Agreement with KKC to mutually terminate the Original Agreement, effective July 14, 2023, and all other related agreements between the parties. Pursuant to the Termination Agreement:

•

We regained full, global rights to develop, manufacture and commercialize ME-401, subject to KKC's limited rights to use ME-401 for “compassionate use” (as more specifically defined in the Termination Agreement) in certain expanded access programs for the existing patients who have been enrolled in Japanese clinical trial sponsored by KKC until November 30, 2027, and for which KKC is fully liable;

•	each party released the other party from any and all claims, demands, etc. arising from the Original Agreement, excluding certain surviving claims; and

•	we are obligated to deliver a discrete quantity of materials to facilitate KKC's activities.

We anticipate completing the wind down activities related to the KKC License, Development and Commercialization Agreement during the second quarter of fiscal year 2024.

Consent Solicitation

In July 2023, Anson Advisors Inc. and Cable Car Capital LLC initiated a consent solicitation to seek the consent of our stockholders holding at least a majority of our outstanding shares of common stock to, among other things, remove and replace all members of our Board of Directors for cause (the “Consent Solicitation”). On September 18, 2023, we filed our definitive consent revocation statement urging stockholders to revoke their consents and reject the Consent Solicitation.

Equity Transactions

Underwritten Registered Offering

During the year ended June 30, 2022, we completed an underwritten registered offering of 1,006,250 shares of common stock at a price per share of $52.00 for net cash proceeds of $48.7 million, after offering costs of $3.7 million.

Shelf Registration Statement

We had a shelf registration statement that permits us to sell, from time to time, up to $200.0 million of common stock, preferred stock and warrants. The shelf registration was filed and declared effective in May 2020, replacing a prior shelf registration statement that was filed and declared effective in May 2017, and carried forward approximately $107.5 million of unsold securities registered under the prior shelf registration statement. The shelf registration expired on May 18, 2023.

At-The-Market Equity Offering

On November 10, 2020, we entered into an At-The-Market Equity Offering Sales Agreement (the “2020 ATM Sales Agreement”), pursuant to which we may sell an aggregate of up to $60.0 million of our common stock pursuant to the shelf registration statement. There were no sales under the 2020 ATM Sales Agreement during the years ended June 30, 2023 and 2022, and the 2020 ATM Sales Agreement expired in conjunction with the shelf registration on May 18, 2023.

Warrants

In May 2023, outstanding warrants to purchase 802,949 shares of our common stock expired. The warrants were fully vested and exercisable at a price of $50.80 per share. Pursuant to the terms of the warrants, we could have been required to settle the warrants in cash in the event of an acquisition of the company and, as a result, the warrants were required, prior to their expiration, to be measured at fair value and reported as a liability in the consolidated balance sheets. As of June 30, 2022 the warrants were valued at $1.6 million. Prior to their expiration, the warrants had been revalued to $0, as of December 31, 2022. All corresponding changes in fair value were recorded as a component of other income (expense) in our consolidated statements of operations. No warrants were exercised during the years ended June 30, 2023 and 2022. The warrants expired in May 2023.

As of June 30, 2023, we have outstanding warrants to purchase 102,513 shares of our common stock, all issued to Torreya Partners. The warrants are fully vested, exercisable at a price of $6.80 per share and expire in October 2027.

Critical Accounting Estimates

Critical accounting policies are those most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.

There have been no material changes from the critical accounting estimates identified below nor our significant accounting policies set forth in Note 1—The Company and Summary of Significant Accounting Policies.

Revenue Recognition

We apply the five-step revenue recognition model within the scope of ASC Topic 606, Revenue from Contracts with Customers (ASC 606). Under this model, we: (i) identify the contract, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when, or as, a company satisfies a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service and is the unit of accounting in ASC 606. A contract’s transaction price is allocated among each distinct performance obligation based on relative standalone selling price and recognized as revenue when, or as, the applicable performance obligation is satisfied.

The terms of our arrangements include upfront and license fees, research and development services, milestone and other contingent payments for the achievement of defined objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of commercialized products. Agreements with certain upfront payments may require deferral of revenue recognition to a future period until we perform the obligations under these agreements. We use the most likely amount method to estimate variable consideration for event-based milestones and other contingent payments. Given the high degree of uncertainty around the occurrence of such events, the event-based milestones and other contingent payments have been fully constrained until any uncertainty associated with these payments is resolved. Revenue from sales-based milestones and royalty payments is recognized at the later of when or as the sales occur or when the related performance obligation has been satisfied or partially satisfied. We continue to re-evaluate the transaction price in each reporting period as contingencies are resolved and other changes in circumstances occur.

Revenue recognition is subject to uncertainty due to the variable consideration estimates required to be made. These estimates include the level of effort required to satisfy our obligations under our research and development services arrangements. These amounts are estimated at the inception of the services arrangement and are re-evaluated at each reporting period. To accomplish this, we rely on management’s experience, relevant internal data reports and regulatory approvals. The recorded variable consideration is directly sensitive to the estimated inputs made by management used in the calculation. Changes in estimates are accounted for prospectively.

As discussed above in Recent Developments, in response to the discontinuance of zandelisib development with KKC during the year ended June 30, 2023, we updated our estimated costs to complete each of the performance obligations, which resulted in a higher progress towards completion based on the ratio of costs incurred to date to the total estimated costs and a corresponding decrease in our deferred revenue. Additionally, we recognized revenue related to non-refundable payments for performance obligations that have not commenced and will no longer be initiated.

Research and Development Costs

Research and development costs are expensed as incurred and include costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials. Clinical trial costs, including costs associated with third-party contractors, are a significant component of research and development expenses and we expense research and development costs based on work performed. In determining the amount to expense, management relies on estimates of total costs based on contract components completed, the enrollment of subjects, the completion of trials, and other events. Costs incurred related to the purchase or licensing of in-process research and development for early-stage products or products that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred.

As part of the process of preparing the consolidated financial statements, we are required to estimate expenses resulting from obligations under contracts with vendors, clinical research organizations (CROs), consultants and under clinical site agreements relating to conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided under such contracts.

Our objective is to reflect the appropriate clinical trial expenses in our consolidated financial statements by recording those expenses in the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. Management determines accrual estimates through financial models and discussions with applicable personnel and outside service providers as to the progress of clinical trials.

During a clinical trial, we adjust the clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are partially dependent upon accurate reporting by CROs and other third-party vendors. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in changes in our estimates.

Results of Operations

Comparison of Years Ended June 30, 2023 and 2022

Revenue: We recognized revenue of $48.8 million for the year ended June 30, 2023, compared to $40.7 million for the year ended June 30, 2022. As a result of the discontinuation of the zandelisib program, we updated our estimated costs to complete each performance obligation, resulting in a higher progress towards completion based on the ratio of costs incurred to date to the total estimated costs, resulting in the recognition of $16.6 million of previously deferred revenue related to performance obligations that are being closed. We also recognized $8.6 million of previously deferred revenue related to performance obligations associated with clinical trials that have not commenced and will no longer be initiated. This increase in revenue is offset by a decrease in reimbursement of expenses from KKC due to the discontinuation of the zandelisib program in December 2022.

Research and Development: The following table illustrates the components of our research and development expenses for the years presented (in thousands):

	Years Ended June 30,
	2023	2022
zandelisib	$25,900	$54,764
voruciclib	2,335	5,475
ME-344	1,137	2,915
Other	23,078	22,487
Total research and development expenses	$52,450	$85,641

Research and development expenses consist primarily of clinical trial costs, including payments to contract research organizations ("CROs"), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Costs related to zandelisib decreased $28.9 million primarily as a result of the discontinuation of the program during the year ended June 30, 2023, which resulted in decreased clinical trial, manufacturing, and consultant costs. Costs related to voruciclib decreased $3.1 million due to lower drug manufacturing costs and clinical costs related to the Phase 1 study. Costs related to ME-344 decreased $1.8 million primarily due to decreased drug manufacturing costs. Other research and development costs increased $0.6 million primarily due to a $2.8 million increase in severance costs due to a reduction in force during the year ended June 30, 2023 and an increase in payroll and related expenses of $0.4 million, partially offset by a decrease of $1.9 million in noncash stock-based compensation and $0.9 million decrease in recruitment costs.

General and Administrative: General and administrative expenses increased $2.6 million to $33.1 million for the year ended June 30, 2023, compared to $30.5 million for the year ended June 30, 2022. The net increase was primarily due to $2.0 million in severance costs due to our reduction in force in the current year with no similar expense in the prior year, as well as increases in external professional services of $1.8 million, corporate overhead costs of $1.2 million and payroll and related expenses of $0.5 million, partially offset by a $2.9 million decrease in noncash stock-based compensation.

Other Income, Net: Other income, net, decreased by $16.1 million to $4.9 million for the year ended June 30, 2023, as compared to $21.0 million for the year ended June 30, 2022. We recorded a noncash gain of $1.6 million during the year ended June 30, 2023, due to a change in the fair value of our warrant liability compared to a noncash gain of $20.8 million during the year ended June 30, 2022. The warrants expired in May 2023. Additionally, we received interest and dividend income of $3.3 million for the year ended June 30, 2023, compared to $0.3 million for the year ended June 30, 2022. The increase is primarily due to higher yields during the year ended June 30, 2023, compared to the prior period.

New Accounting Pronouncements

See Note 1. "The Company and Summary of Significant Accounting Policies," to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Liquidity and Capital Resources

We have accumulated losses of $406 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2023, we had $101 million in cash, cash equivalents and short-term investments. We believe our cash balance is sufficient to fund operations for at least the next 12 months, and through the reporting of clinical data readouts from the ongoing and planned voruciclib and ME-344 Phase 1 and Phase 1b clinical programs, respectively. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Sources and Uses of Our Cash

Net cash used in operating activities for the year ended June 30, 2023, of $52.5 million consisted of our net loss of $31.8 million and $24.9 million cash used by operating activities partially offset by $4.3 million for noncash items. Net cash used in in operating activities during the year ended June 30, 2022, of $48.7 million ($68.7 million, net of $20.0 million of milestone payments received from KKC) consisted of our net loss of $54.5 million and adjustments for noncash items of $11.2 million partially offset by cash provided by operating activities of $16.9 million.

Net cash provided by investing activities for the year ended June 30, 2023, was $53.7 million compared to $6.9 million for the year ended June 30, 2022. The increase in net cash provided by investing activities was due to a higher amount of maturities and fewer purchases of short-term investments during the year ended June 30, 2023, due to maturities being utilized to fund ongoing operations when compared to the level of maturities and purchases for the year ended June 30, 2022.

Net cash used in financing activities for the year ended June 30, 2023, was immaterial compared to $49.1 million of cash provided by financing activities for the year ended June 30, 2022. The decrease from prior year was primarily due to cash raised during the year ended June 30, 2022, that included $48.7 million of net proceeds from the issuance of common stock.

Capital Resource Requirements

In January 2022, we amended our facility lease for an additional 20 months through November 2029. The amended lease agreement also provided for additional lease space that we took control over on July 1, 2022. Under the terms of the lease, we are obligated to make aggregate remaining lease payments as of June 30, 2023, of $16.4 million, excluding common area maintenance and other variable consideration due under the lease agreement. Estimated lease payments for the fiscal year ended June 30, 2024 are expected to be $2.3 million, excluding common area maintenance and other variable consideration due under the lease agreement.

As of June 30, 2023, we have the following potential purchase obligations for which the timing and/or likelihood of occurrence is unknown; however, if such claims arise in the future, they could have a material effect on our financial position, results of operations, and cash flows.

•
Under our remaining license agreements, we have payment obligations, which are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sales of products developed under those agreements. For additional details regarding these agreements, see the section titled Note 3—Other License Agreements and Note 8—Commitments and Contingencies to our consolidated financial statements and related notes included elsewhere in this Annual Report;
•
Obligations under contracts which are cancelable without significant penalty;
•
Purchase orders issued in the ordinary course of business as they represent authorizations to purchase the items rather than binding agreements; and
•
Contracts in the normal course of business with clinical supply manufactures and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts are cancelable and generally provide for termination after a notice period.

Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the costs of establishing or contracting for sales, marketing and distribution capabilities if we obtain regulatory approvals to market our product candidates;

•
the costs of securing and producing drug substance and drug product material for use in preclinical studies, clinical trials and for use as commercial supply;
•
the costs of securing manufacturing arrangements for development activities and commercial production;
•
the scope, prioritization and number of our research and development programs;
•
the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any; and
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended June 30, 2023 and 2022.

Item 8. Consolidated Financial Statements and Supplementary Data

MEI Pharma, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

MEI Pharma, Inc.

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MEI Pharma, Inc. (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of accrued pre-clinical and clinical trial expenses

As described in Notes 1 and 5 of the consolidated financial statements, the Company had accrued pre-clinical and clinical trial expenses of $3.7 million as of June 30, 2023. Clinical trial costs, including costs associated with third-party contractors, are a significant component of research and development expenses. In determining the amount of accrued pre-clinical and clinical trial expenses incurred, management relies on estimates of total costs based on contract components completed, the enrollment of subjects, the completion of trials, and other events.

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
•
Evaluating the completeness of the accrued clinical trial expenses by comparing invoices received by the Company subsequent to June 30, 2023 to the amounts accrued by the Company.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2011.

San Diego, California

September 26, 2023

MEI PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$16,906	$15,740
Short-term investments	83,787	137,512
Unbilled receivables	85	10,044
Prepaid expenses and other current assets	6,750	3,830
Total current assets	107,528	167,126
Operating lease right-of-use asset	11,972	9,054
Property and equipment, net	1,309	1,660
Total assets	$120,809	$177,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,134	$7,918
Accrued liabilities	12,461	10,820
Deferred revenue	317	4,834
Operating lease liability	1,428	871
Total current liabilities	20,340	24,443
Deferred revenue, long-term	64,545	90,610
Operating lease liability, long-term	11,300	8,771
Warrant liability	—	1,603
Total liabilities	96,185	125,427
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 6,663 and 6,658 shares issued and outstanding at June 30, 2023 and 2022, respectively.	—	—
Additional paid-in capital	430,621	426,572
Accumulated deficit	(405,997)	(374,159)
Total stockholders’ equity	24,624	52,413
Total liabilities and stockholders’ equity	$120,809	$177,840

See accompanying notes to consolidated financial statements.

MEI PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended June 30,
	2023	2022
Revenue	$48,816	$40,697
Operating expenses:
Research and development	52,450	85,641
General and administrative	33,130	30,540
Total operating expenses	85,580	116,181
Loss from operations	(36,764)	(75,484)
Other income (expense):
Change in fair value of warrant liability	1,603	20,752
Interest and dividend income	3,345	284
Other expense, net	(22)	(6)
Total other income, net	4,926	21,030
Net loss	$(31,838)	$(54,454)

Net loss:
Basic	$(31,838)	$(54,454)
Diluted	$(31,838)	$(62,500)

Net loss per share:
Basic	$(4.78)	$(8.75)
Diluted	$(4.78)	$(9.99)

Weighted-average shares used in computing net loss per share:
Basic	6,663	6,224
Diluted	6,663	6,257

See accompanying notes to consolidated financial statements.

MEI PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2021	5,631	$369,171	$(319,705)	$49,466
Net loss	—	—	(54,454)	(54,454)
Issuance of common stock, net of issuance costs of $3,652	1,006	48,673	—	48,673
Issuance of common stock for vested restricted stock units	3	(194)	—	(194)
Exercise of stock options	18	572	—	572
Share-based compensation expense	—	8,350	—	8,350
Balance at June 30, 2022	6,658	426,572	(374,159)	52,413
Net loss	—	—	(31,838)	(31,838)
Issuance of common stock for vested restricted stock units	5	(40)	—	(40)
Issuance of warrants	—	500	—	500
Share-based compensation expense	—	3,589	—	3,589
Balance at June 30, 2023	6,663	$430,621	$(405,997)	$24,624

See accompanying notes to consolidated financial statements.

MEI PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(31,838)	$(54,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(1,603)	(20,752)
Share-based compensation	3,589	8,350
Issuance of warrants	500	—
Non-cash lease expense	1,429	909
Depreciation expense	386	326
Changes in operating assets and liabilities:
Unbilled receivables	9,959	(2,462)
Prepaid expenses and other current assets	(2,920)	(21)
Accounts payable	(1,784)	1,563
Accrued liabilities	1,641	2,418
Deferred revenue	(30,582)	16,222
Operating lease liability	(1,261)	(845)
Net cash used in operating activities	(52,484)	(48,746)

Cash flows from investing activities:
Purchases of property and equipment	(35)	(479)
Purchases of short-term investments	(101,764)	(272,652)
Proceeds from maturity of short-term investments	155,489	280,023
Net cash provided by investing activities	53,690	6,892

Cash flows from financing activities:
Proceeds from issuance of common stock, gross	—	52,325
Payment of issuance costs	—	(3,652)
Proceeds from exercise of stock options	—	572
Payments of tax withholdings related to vesting of restricted stock units	(40)	(194)
Net cash (used in) provided by financing activities	(40)	49,051
Net increase in cash and cash equivalents	1,166	7,197
Cash and cash equivalents at beginning of the year	15,740	8,543
Cash and cash equivalents at end of the year	$16,906	$15,740

Supplemental cash flow information:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,347	$2,189

See accompanying notes to consolidated financial statements.

MEI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

MEI Pharma, Inc. (Nasdaq: MEIP) is a clinical-stage pharmaceutical company committed to developing novel and differentiated cancer therapies. We build our pipeline by acquiring promising cancer agents and creating value in programs through development, strategic partnerships, and out-licensing or commercialization, as appropriate. Our approach to oncology drug development is to evaluate our drug candidates in combinations with standard-of-care therapies to overcome known resistance mechanisms and address clear medical needs to provide improved patient benefit. Our pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (“CDK9”) inhibitor, and ME-344, an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway. Our common stock is listed on the Nasdaq Capital Market under the symbol “MEIP.”

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

Merger with Infinity Pharmaceuticals, Inc.

In February 2023, we, Infinity Pharmaceuticals, Inc. (“Infinity”), and Meadow Merger Sub, Inc., our wholly owned subsidiary (“Merger Sub”) entered into an agreement and plan of merger (“Merger Agreement”). The Merger Agreement provided that Merger Sub will merge with and into Infinity, with Infinity being the surviving entity as a wholly owned subsidiary of us (transaction referred to as the "Merger") and was subject to approvals by our and Infinity’s stockholders, respectively. On July 23, 2023, we convened our Special Meeting of Stockholders at which time our stockholders did not approve the proposed transaction and subsequently, we delivered a letter to Infinity which terminated the Merger Agreement pursuant to Section 7.2(c) of the Merger Agreement, effective July 23, 2023.

Basis of Presentation and Consolidation

We prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) related to annual reports on Form 10‑K. The accompanying consolidated financial statements include the accounts of MEI Pharma, Inc. and our wholly owned subsidiary, Meadow Merger Sub, Inc. We have eliminated all significant intercompany accounts and transactions in consolidation.

Current Events and Reduction in Force

In November 2022, we and Kyowa Kirin Co., Ltd.("KKC") met with the U.S. Food and Drug Administration ("FDA") in a follow-up meeting to the March 2022 end of Phase 2 meeting related to zandelisib. At this meeting, the FDA provided further guidance regarding the design and statistical analysis for the COASTAL trial. Following the November meeting, the companies jointly concluded that a clinical trial consistent with the recent FDA guidance, including modification of the ongoing COASTAL trial, would likely not be feasible to complete within a time period that would support further investment or with sufficient certainty of the regulatory requirements for approval to justify continued global development efforts. As a result, we and KKC jointly decided to discontinue global development of zandelisib for indolent forms of non-Hodgkin lymphoma outside of Japan.

The discontinuation of zandelisib development outside of Japan was a business decision based on the most recent regulatory guidance from the FDA and is not related to the zandelisib clinical data generated to date. KKC is continuing certain ongoing Japanese clinical trials, including the Phase 2 MIRAGE trial evaluating Japanese patients with relapsed or refractory indolent B-cell non-Hodgkin lymphomas, and will explore submitting the MIRAGE and TIDAL trials for marketing authorization in Japan. MIRAGE is a Phase 2 trial, similar in design to the global Phase 2, single-arm, TIDAL trial. In November 2022, we and KKC announced positive top line data from the Phase 2 MIRAGE trial. KKC has been evaluating whether to continue developing zandelisib in Japan and after meeting with the Pharmaceuticals and Medical Devices Agency ("PMDA") has concluded that conducting a randomized study consistent with agency guidance to support a marketing application would likely not be feasible to complete within a time period that would support further investment. As a result, in May 2023, KKC decided to discontinue development of zandelisib in Japan. The discontinuation of zandelisib in Japan was a business decision by KKC based on the most recent regulatory guidance from the PMDA and is not related to the zandelisib clinical data generated to date.

In light of KKC’s decision to discontinue development of zandelisib in Japan, as well as the prior joint decision to discontinue zandelisib development outside of Japan, on July 14, 2023, the parties entered into a Termination Agreement to mutually terminate the global License, Development and Commercialization Agreement executed in April 2020, as further discussed in Note 11. Subsequent Events.

Prior to June 30, 2023, we and KKC had begun closing all ongoing zandelisib clinical studies outside of Japan, including the Phase 3 COASTAL trial, the Phase 2 TIDAL trial, and the Phase 2 CORAL trial.

In connection with our joint decision to discontinue development of zandelisib outside of Japan, in December 2022, we announced a realignment of our clinical development efforts that streamline our organization towards the continued clinical development of our two earlier clinical-stage assets, voruciclib and ME-344. As a result, also in December 2022, our board of directors approved a staggered workforce reduction (the "Reduction in Force"), initially affecting 28 employees in December 2022 and an additional 26 employees through June 2023, representing an aggregate 51% Reduction in Force. In connection with the Reduction in Force, we incurred aggregate termination costs, related to severance, benefits and related employee costs ("the Termination Benefits") of $3.6 million for the fiscal year ended June 30, 2023, of which $2.8 million was recorded as research and development expense and $0.8 million was recorded as general and administrative expense. We have paid $2.6 million in termination costs and we had $1.0 million in unpaid Termination Benefits in accrued liabilities in the consolidated balance sheets as of June 30, 2023.

Liquidity

We have accumulated losses of $406 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2023, we had $101 million in cash, cash equivalents and short-term investments. We believe that these resources will be sufficient to meet our obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these consolidated financial statements and through the reporting of clinical data readouts from the ongoing and planned voruciclib and ME-344 Phase 1 and Phase 1b clinical programs, respectively. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Summary of Significant Accounting Policies

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

We attempt to minimize credit risk associated with our cash and cash equivalents by periodically evaluating the credit quality of our primary financial institutions. Our investment portfolio is maintained in accordance with our investment policy, which is designed to preserve capital, safeguard funds and limit exposure to risk. While we maintain cash deposits in FDIC insured financial institutions in excess of federally insured limits, we do not believe we are exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. We have not experienced any losses on such accounts.

Short-term Investments

Short-term investments are marketable securities with maturities greater than three months but less than one year from date of purchase. As of June 30, 2023 and 2022, our short-term investments consisted of $83.8 million and $137.5 million, respectively, in United States government securities. The short-term investments held as of June 30, 2023 and 2022 are considered to be “held to maturity” and are carried at amortized cost. As of June 30, 2023 and 2022, the gross unrealized gains and losses were immaterial.

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

Leases

We account for our leases under ASC Topic 842, Leases (“Topic 842”). Leases which are identified within the scope of Topic 842 and which have a term greater than one year are recognized on our consolidated balance sheets as right-of-use ("ROU") assets and lease liabilities. Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected remaining lease term. The lease term includes any renewal options and termination options that we are reasonably certain to exercise. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, we use our incremental borrowing rate. The incremental borrowing rate is determined based on the rate of interest that we would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment. The interest rate implicit in lease contracts to calculate the present value is typically not readily determinable. As such, significant management judgment is required to estimate the incremental borrowing rate.

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

In the case of a license that is a distinct performance obligation, we recognize revenue allocated to the license from non-refundable, up-front fees at the point in time when the license is transferred to the licensee and the licensee can use and benefit from the license. For licenses that are bundled with other distinct or combined obligations, we use judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. If the performance obligation is satisfied over time, we evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. From time to time, we perform additional services for KKC. at their request, the costs of which are fully reimbursed to us. The cost of these services is recognized in the consolidated statements of operations as research and development expense.

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

In connection with our License, Development and Commercialization Agreement (the "KKC Commercialization Agreement") with KKC, we perform development services related to our 50-50 cost sharing arrangement for which revenue is recognized over time. Additionally, we perform services for KKC at their request, the costs of which are fully reimbursed to us. We record the reimbursement for such pass through services as revenue at 100% of reimbursed costs, as control of the additional services for KKC is transferred at the time we incur such costs. The costs of these services are recognized in the consolidated statements of operations as research and development expense.

We recognized revenue associated with the KKC Commercialization Agreement for the periods presented (in thousands):

	Years Ended June 30,
	2023	2022
Revenue	$48,816	$40,697
Timing of Revenue Recognition:
Services performed over time	$47,729	$37,304
Pass through services at a point in time	1,087	3,393
	$48,816	$40,697

Contract Balances

Accounts receivable are included on our consolidated balance sheets in “Prepaid expenses and other current assets”, and contract liabilities are included in “Deferred revenue” and “Deferred revenue, long-term” in our consolidated balance sheets. The following table presents changes in accounts receivable, unbilled receivables and contract liabilities accounted for under Topic 606 for the periods presented (in thousands):

	Years Ended June 30,
	2023	2022
Accounts receivable
Accounts receivable, beginning of year	$—	$—
Amounts billed	28,087	54,611
Payments received	(28,087)	(54,611)
Accounts receivable, end of year	$—	$—
Unbilled receivables
Unbilled receivables, beginning of year	$10,044	$7,582
Billable amounts	18,128	56,816
Amounts billed	(28,087)	(54,354)
Unbilled receivables, end of year	$85	$10,044
Contract liabilities
Contract liabilities, beginning of year	$30,900	$14,677
Payments received	—	20,000
Revenue recognized	(5,411)	(3,777)
Revenue recognized from change in estimate for performance obligations that are being closed(1)	(16,565)	—
Revenue recognized for performance obligations that will no longer commence(1)	(8,607)	—
Contract liabilities, end of year	$317	$30,900

(1) See discussion in Note 2 - License Agreements

The timing of revenue recognition, invoicing and cash collections results in billed accounts receivable and unbilled receivables (contract assets) and deferred revenue (contract liabilities). We invoice our customers in accordance with agreed-upon contractual terms, typically at periodic intervals or upon achievement of contractual milestones. Invoicing may occur subsequent to revenue recognition, resulting in unbilled receivables. We may receive advance payments from our customers before revenue is recognized, resulting in contract liabilities. The unbilled receivables and deferred revenue reported on the consolidated balance sheets relate to the KKC Commercialization Agreement.

As of June 30, 2023 and 2022, we had $64.9 million and $95.4 million, respectively, of deferred revenue associated with the KKC Commercialization Agreement, of which $64.5 million, relates to the U.S. license which is a unit of account under the scope of ASC Topic 808, Collaborative Arrangements ("Topic 808") and is not a performance obligation under Topic 606. The decrease in deferred revenue comes as a result of our winding down of all zandelisib studies outside of Japan. During the year ended June 30, 2023, we updated our estimated costs to complete each of the performance obligations, resulting in a higher progress towards completion based on the ratio of costs incurred to date to the total estimated costs and we recognized revenue related to non-refundable payments for performance obligations that have not commenced and will no longer be initiated, as further discussed in Note 2. License Agreements.

Our contract liabilities accounted for under Topic 606 relate to the amount of initial upfront consideration that was allocated to the development services performance obligations. Contract liabilities are recognized over the duration of the performance obligations based on the costs incurred relative to total expected costs.

Revenue from Collaborators

At contract inception, we assess whether the collaboration arrangements are within the scope of Topic 808, to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed based on the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple units of account, we first determine which units of account within the arrangement are within the scope of Topic 808 and which elements are within the scope of Topic 606. For units of account within collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, by analogy to authoritative accounting literature. For elements of collaboration arrangements that are accounted for pursuant to Topic 606, we recognize revenue as discussed above. Consideration received that does not meet the requirements to satisfy Topic 606 revenue recognition criteria is recorded as deferred revenue in the accompanying consolidated balance sheets, classified as either current or long-term deferred revenue based on our best estimate of when such amounts will be recognized.

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

As part of the process of preparing the consolidated financial statements, we are required to estimate expenses resulting from obligations under contracts with vendors, clinical research organizations (CROs), consultants and under clinical site agreements relating to conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided under such contracts.

Our objective is to reflect the appropriate clinical trial expenses in our consolidated financial statements by recording those expenses in the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. Management determines accrual estimates through financial models and discussions with applicable personnel and outside service providers as to the progress of clinical trials.

During a clinical trial, we adjust the clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are partially dependent upon accurate reporting by CROs and other third-party vendors. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in changes in our estimates.

Share-based Compensation

Share-based compensation expense for stock options and restricted stock units ("RSUs") granted to employees and directors is recognized in the consolidated statements of operations based on estimated amounts. The cost of stock options is measured at the grant date, based on the estimated fair value of the stock option using the Black-Scholes valuation model, which incorporates various assumptions including expected volatility, risk-free interest rate, the expected term of the award and the dividend yield on the underlying stock. Expected volatility is calculated based on the historical volatility of our stock over the expected option life and other appropriate factors. The expected option term is computed using the "simplified" method as permitted under the provisions of ASC 718-10-S99. We use the simplified method to calculate the expected term of share options and similar instruments as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. Risk-free interest rates are calculated based on continuously compounded risk-free rates for the appropriate term. The dividend yield is assumed to be zero as we have never paid or declared any cash dividends and do not intend to do so in the foreseeable future. For RSUs, we estimate the grant date fair value using our closing stock price on the date of grant. The estimated fair value of stock options and RSUs is amortized over the requisite service period, adjusted for actual forfeitures at the time they occur. The requisite service period is generally the time over which our share-based awards vest.

Interest and Dividend Income

Interest on cash balances is recognized when earned. Dividend income is recognized when the right to receive the payment is established.

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2023 and 2022, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board ("FASB") Topic on income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of June 30, 2023 and 2022.

Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the years ended June 30, 2023 and 2022. Diluted net loss per share is computed based on the sum of the weighted-average number of common shares and potentially dilutive common shares outstanding during the period.

The following table presents the calculation of net loss used to calculate basic loss and diluted loss per share (in thousands):

	Years Ended June 30,
	2023	2022
Net loss—basic	$(31,838)	$(54,454)
Change in fair value of warrant liability	—	(8,046)
Net loss—diluted	$(31,838)	$(62,500)

Shares used in calculating net loss per share was determined as follows (in thousands):

	Years Ended June 30,
	2023	2022
Shares used in calculating basic net loss per share	6,663	6,224
Effect of potentially dilutive common shares from equity awards and liability-classified warrants	—	33
Shares used in calculating diluted net loss per share	6,663	6,257

Our potentially dilutive shares, which include outstanding stock options, restricted stock units and warrants, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The assessment of dilution is made on a quarterly basis and therefore the annual determination of diluted net loss per share only includes those quarters in which the potential common stock equivalents were determined to be dilutive. The following table presents potentially dilutive shares that have been excluded from the calculation of net loss per share because of their anti-dilutive effect (in thousands):

	Years Ended June 30,
	2023	2022
Stock options	1,285	1,024
Warrants	103	402
Restricted stock units	—	11
Total anti-dilutive shares	1,388	1,437

Segment Information

We have one operating segment which is the development of pharmaceutical compounds. All of our assets and liabilities were located in the U.S. as of June 30, 2023 and 2022.

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

Other accounting standard updates effective for interim and annual periods beginning after June 30, 2023 are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Note 2. License Agreements

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

Prior to the execution of the Termination Agreement, KKC was responsible for the development and commercialization of zandelisib in Ex-U.S. and, subject to certain exceptions, was solely responsible for all costs related thereto. We also provided to KKC certain drug supplies necessary for the development and commercialization of zandelisib in the Ex-U.S., with the understanding that KKC would have assumed responsibility for manufacturing for the Ex-U.S. as soon as practicable.

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

As discussed in Note 1 - The Company and Summary of Significant Accounting Policies, we and KKC jointly decided to discontinue zandelisib development in the U.S. During fiscal year 2023, we updated our assessment of the total transaction price from the KKC Commercialization Agreement to be $213.1 million, comprised of the upfront payment of $100.0 million, milestone payments of $20.0 million, estimated development cost-sharing of $87.9 million, and deferred revenue of $5.2 million. The updated assessment reflects a decrease in estimated variable consideration related to development cost sharing of $147.0 million from June 30, 2022. In December 2022, we announced our plan to discontinue the global development of zandelisib outside of Japan. As a result, we decreased our estimate for variable consideration related to development cost sharing. During the second quarter of the year ended June 30, 2023, we recognized revenue of $16.6 million from the change in estimate. Additionally, we recognized $8.6 million of revenue related to non-refundable payments for performance obligations that have not commenced and will no longer be initiated. Any variable consideration related to sales-based royalties and commercial milestones related to licenses of intellectual property will be determined when the sale or usage occurs, and is therefore excluded from the transaction price. In addition, we are eligible to receive future development and regulatory milestones upon the achievement of certain criteria; however, these amounts are excluded from variable consideration as the risk of significant revenue reversal will only be resolved depending on future research and development and/or regulatory approval outcomes. We re-evaluate the estimated variable consideration included in the transaction price and any related constraints at the end of each reporting period.

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

The $64.5 million transaction price allocated to the U.S. License obligation accounted for under Topic 808 is included as noncurrent deferred revenue as of June 30, 2023 and June 30, 2022. As of June 30, 2023 and June 30, 2022, we also have deferred revenue of $317,000 and $30.9 million, respectively, related to the transaction price allocated to the Development Services performance obligations and are recognizing the remaining revenue based on the proportional performance of these development activities. As discussed in Note 11. Subsequent Events, the KKC Commercialization Agreement was terminated on July 14, 2023.

Note 3. Other License Agreements

Presage License Agreement

In September 2017, we, as licensee, entered into a license agreement with Presage Biosciences, Inc. (“Presage”). Under the terms of the license agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid $2.9 million to Presage. With respect to the first indication, an incremental $2.0 million payment, due upon dosing of the first subject in the first registration trial, will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., EU or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percentage (which decreases as product development progresses) of amounts received from such sublicensees. During the years ended June 30, 2023 and 2022, we made no payments under the Presage license agreement.

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

Note 4. Fair Value Measurements

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

In May 2018, we issued warrants in connection with our private placement of shares of common stock, which expired in May 2023. Pursuant to the terms of the warrants, we could have been required to settle the warrants in cash in the event of an acquisition of the company and, as a result, the warrants were required to be measured at fair value and reported as a liability in the consolidated balance sheets. We recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our consolidated statements of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. Inputs used to determine the estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases or decreases in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The changes in the fair value of the Level 3 warrant liability are reflected on the consolidated statements of operations for the years ended June 30, 2023 and 2022. During the years ended June 30, 2023 and 2022, there were no transfers into or out of Level 3 of the fair value hierarchy.

To calculate the fair value of the warrant liability, the following assumptions were used for the period presented:

	June 30,
	2023	2022
Risk-free interest rate	4.4%	2.8%
Expected life (years)	0.5	0.9
Expected volatility	128.7%	139.4%
Dividend yield	—%	—%
Weighted-average grant date fair value	$0.02	$0.10

The following table sets forth a summary of changes in the estimated fair value of our Level 3 warrant liability for the years ended June 30, 2023 and 2022 (in thousands):

	Fair Value of Warrants Using Significant Unobservable Inputs (Level 3)
	2023	2022
Beginning Balance	$1,603	$22,355
Change in estimated fair value of liability classified warrants	(1,603)	(20,752)
Ending Balance	$—	$1,603

Note 5. Balance Sheet Details

Property and Equipment

Property and equipment consisted of the following, in thousands:

	June 30,
	2023	2022
Furniture and equipment	$1,374	$1,254
Leasehold improvements	969	1,054
	2,343	2,308
Less: accumulated depreciation	(1,034)	(648)
Property and equipment, net	$1,309	$1,660

Depreciation expense of property and equipment for the years ended June 30, 2023 and 2022 are presented in the consolidated statements of cash flows.

Accrued Liabilities

Accrued liabilities consisted of the following, in thousands:

	June 30,
	2023	2022
Accrued pre-clinical and clinical trial expenses	$3,663	$5,264
Accrued compensation and benefits	7,189	4,346
Accrued legal and professional services expenses	1,423	1,036
Other	186	174
Total accrued liabilities	$12,461	$10,820

Note 6. Stockholders’ Equity

Equity Transactions

Underwritten Registered Offering

During the year ended June 30, 2022, we completed an underwritten registered offering of 1,006,250 shares of common stock at a price per share of $52.00 for net cash proceeds of $48.7 million, after offering costs of $3.7 million.

Shelf Registration Statement

We had a shelf registration statement that permitted us to sell, from time to time, up to $200.0 million of common stock, preferred stock and warrants. The shelf registration was filed and declared effective in May 2020, replacing a prior shelf registration statement that was filed and declared effective in May 2017, and carried forward approximately $107.5 million of unsold securities registered under the prior shelf registration statement. The shelf registration expired on May 18, 2023.

At-The-Market Equity Offering

On November 10, 2020, we entered into an At-The-Market Equity Offering Sales Agreement (the “2020 ATM Sales Agreement”), pursuant to which we could sell an aggregate of up to $60.0 million of our common stock pursuant to the shelf registration statement. There were no sales under the 2020 ATM Sales Agreement during the years ended June 30, 2023 and 2022, and the 2020 ATM Sales Agreement expired in conjunction with the shelf registration on May 18, 2023.

Warrants

In May 2023, outstanding warrants to purchase 802,949 shares of our common stock expired. The warrants were fully vested and exercisable at a price of $50.80 per share. As of June 30, 2022, the warrants were valued at $1.6 million. Prior to their expiration, the warrants had been previously revalued to $0, as of December 31, 2022. All corresponding changes in fair value were recorded as a component of other income (expense) in our consolidated statements of operations. No warrants were exercised during the years ended June 30, 2023 and 2022. The warrants expired in May 2023.

As of June 30, 2023, we have outstanding warrants to purchase 102,513 shares of our common stock, all issued to Torreya Partners. The warrants are fully vested, exercisable at a price of $6.80 per share and expire in October 2027.

Description of Capital Stock

Our total authorized share capital is 226,100,000 shares consisting of 226,000,000 shares of common stock, $0.00000002 par value per share, and 100,000 shares of preferred stock, $0.01 par value per share.

Common Stock

The holders of common stock are entitled to one vote per share. In the event of a liquidation, dissolution or winding up of our affairs, holders of the common stock will be entitled to share ratably in all our assets that are remaining after payment of our liabilities and the liquidation preference of any outstanding shares of preferred stock. All outstanding shares of common stock are fully paid and non-assessable. The rights, preferences and privileges of holders of common stock are subject to any series of preferred stock that we have issued or that we may issue in the future. The holders of common stock have no preemptive rights and are not subject to future calls or assessments by us.

Preferred Stock

Our board of directors has the authority to issue up to 100,000 shares of preferred stock with a par value of $0.01 per share in one or more series and to fix the rights, preferences, privileges and restrictions in respect of that preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices and liquidation preferences, and the number of shares constituting such series and the designation of any such series, without future vote or action by the stockholders. Therefore, the board of directors, without the approval of the stockholders, could authorize the issue of preferred stock with voting, conversion and other rights that could affect the voting power, dividend and other rights of the holders of shares or that could have the effect of delaying, deferring or preventing a change of control. There were no shares of preferred stock outstanding as of June 30, 2023 or 2022.

Note 7. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs. In December 2008, we adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (the “Omnibus Plan”), as amended and restated from time to time, under which 1,850,739 shares of common stock are authorized for issuance. The Omnibus Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, employees and advisors. As of June 30, 2023, there were 573,773 shares available for future grant under the Omnibus Plan.

In May 2021, we adopted the 2021 Inducement Plan ("Inducement Plan"), under which 125,000 shares of common stock were authorized for issuance. On June 9, 2023 our board of directors approved an amendment and restatement of the Inducement Plan to increase the aggregate number of shares of common stock authorized for issuance by 92,000 shares. The Inducement Plan is intended to assist us in attracting and retaining selected individuals to serve as employees who are expected to contribute to our success, by providing an inducement for such individuals to enter into employment with us, and to achieve long-term objectives that will benefit our stockholders. As of June 30, 2023, there were 94,903 shares available for future grant under the Inducement Plan.

Total share-based compensation expense for all stock awards consists of the following, in thousands:

	Years Ended June 30,
	2023	2022
Research and development	$724	$2,610
General and administrative	2,865	5,740
Total share-based compensation	$3,589	$8,350

Stock Options

Stock options granted to employees vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. As of June 30, 2023, there were a total of 1,284,907 options outstanding of which 1,162,810 were granted under the Omnibus Plan and 122,097 were granted under the Inducement Plan.

A summary of our stock option activity and related data follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	996,700	$57.00
Granted	682,074	$9.63
Forfeited	(393,867)	$35.56
Outstanding at June 30, 2023	1,284,907	$38.32	7.5	$—
Vested and exercisable at June 30, 2023	759,825	$52.66	6.3	$—

As of June 30, 2023, the aggregate intrinsic value of outstanding options is calculated as the difference between the exercise price of the underlying options and the closing price of our common stock of $6.58 on that date. The total fair value of options that vested during the years ended June 30, 2023 and 2022 was $8.9 million and $9.0 million, respectively.

Unrecognized compensation expense related to non-vested stock options totaled $2.8 million as of June 30, 2023. Such compensation expense is expected to be recognized over a weighted-average period of 1.7 years. As of June 30, 2023, we expect all outstanding options to vest.

We use a Black-Scholes valuation model to estimate the grant date fair value of stock options. To calculate these fair values, the following weighted-average assumptions were used:

	Years Ended June 30,
	2023	2022
Risk-free interest rate	3.2%	1.3%
Expected life (years)	6.0	6.0
Expected volatility	85.5%	69.6%
Dividend yield	—%	—%
Weighted-average grant date fair value	$7.04	$31.40

Restricted Stock Units (RSU)

A summary of our RSU activity and related data follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Non-vested at June 30, 2022	9,220	$69.80
Vested	(9,220)	$69.80
Forfeited	—	$—
Non-vested at June 30, 2023	—	$—

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

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of June 30, 2023 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

Indemnification

In accordance with the Company’s amended and restated memorandum and articles of association, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving in such capacity. There have been no claims to date, and the Company has a directors and officers liability insurance policy that may enable it to recover a portion of any amounts paid for future claims.

Presage License Agreement

As discussed in Note 2. License Agreements, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of June 30, 2023, we had not accrued any amounts for potential future payments as achievement of the milestones had not been met.

Note 9. Leases

In July 2020, we entered into a lease agreement (the "Initial Lease Agreement") for approximately 32,800 square feet of office space in San Diego, California. The Lease Agreement was scheduled to expire in March 2028 but was extended by 20 months to November 2029 in accordance with the amended lease agreement we entered into in January 2022 (the "Amended Lease Agreement"). The Initial and Amended Lease Agreements are collectively referred to as the "Lease Agreements". The Lease Agreements contain rent escalations over the lease term. We have accounted for the Lease Agreements as operating leases. The Lease Agreements contain an option to renew and extend the lease term, which is not included in the determination of the ROU asset and operating lease liability, as it was not reasonably certain to be exercised. Upon commencement of the Amended Lease Agreement, to extend the lease term, we recognized an additional operating lease ROU asset and a corresponding operating lease liability. The Lease Agreements include variable non-lease components (e.g., common area maintenance, maintenance, etc.) that are not included in the ROU asset and operating lease liability and are reflected as an expense in the period incurred as a component of the lease cost.

The Amended Lease Agreements also provides for an additional 12,300 square feet of office space adjacent to our current office in San Diego. Upon taking control of the additional office space on July 1, 2022, we recognized operating lease ROU assets obtained in exchange for operating lease liabilities of $4.3 million.

The total operating lease costs for the Lease Agreements were as follows for the periods presented (in thousands):

	Years Ended June 30,
	2023	2022
Operating lease cost	$2,434	$1,583
Variable lease costs	49	61
Total lease costs included in general and administrative expenses	$2,483	$1,644

Supplemental cash flow information related to our operating leases was as follows for the periods presented (in thousands):

	Years Ended June 30,
	2023	2022
Operating cash flows from operating leases	$2,267	$1,519

The following is a schedule of the future minimum rental payments for our operating leases, reconciled to the lease liability as of June 30, 2023 (in thousands):

June 30, 2023
Years ending June 30,
2024	$2,335
2025	1,913
2026	2,477
2027	2,551
2028	2,715
Thereafter	4,385
Total lease payments	16,376
Less: Present value discount	(3,648)
Total operating lease liability	$12,728

Balance Sheet Classification - Operating Leases
Operating lease liability	$1,428
Operating lease liability, long-term	11,300
Total operating lease liability	$12,728

Other Balance Sheet Information - Operating Leases
Weighted-Average remaining lease term (in years)	6.4
Weighted-Average discount rate	7.50%

Note 10. Income Taxes

Pre-tax loss consists of the following jurisdictions (in thousands):

	Years Ended June 30,
	2023	2022
Domestic	$(31,838)	$(54,454)
Foreign	—	—
Pre-tax loss	$(31,838)	$(54,454)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

	Years Ended June 30,
	2023		2022
	$	%	$	%
Tax benefit at U.S. statutory rates	$6,689	21%	$11,435	21%
State tax	187	—%	191	—%
Warrant liability costs	337	1%	4,358	8%
Equity compensation	(114)	—%	(71)	—%
Change in valuation allowance	(7,020)	(22)%	(15,473)	(28)%
Other	(79)	—%	(440)	(1)%
	$—	—%	$—	—%

Deferred tax liabilities and assets are comprised of the following (in thousands):

	June 30,
	2023	2022
Deferred tax assets (liabilities):
Deferred revenue	$14,068	$20,362
Fixed and intangible assets	10,681	13,283
Capitalization of R&D costs	10,320	—
Share-based payments	5,149	4,869
Tax losses carried forward	34,514	29,581
Compensation accruals	1,247	927
Consultant and other accruals	48	25
Right-of-use assets	(2,597)	(1,932)
Lease liabilities	2,761	2,057
Charitable contributions	8	7
Total deferred tax assets	76,199	69,179
Valuation allowance for deferred tax assets	(76,199)	(69,179)
Net deferred tax assets and liabilities	$—	$—

We evaluate the recoverability of the deferred tax assets and the amount of the required valuation allowance. Due to the uncertainty surrounding the realization of the tax deductions in future tax returns, we have recorded a valuation allowance against our net deferred tax assets as of June 30, 2023 and 2022. At such time as it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance would be reduced.

We had federal and state net operating loss carryforwards of approximately $156.0 million and $30.0 million as of June 30, 2023. The federal net operating loss will carry forward indefinitely subject to an 80% taxable income limitation. The state net operating loss carryforwards will begin to expire in 2030 unless previously utilized.

Our ability to utilize our net operating loss carryforwards may be substantially limited due to ownership changes that have occurred or that could occur in the future under Section 382 of the Internal Revenue Code and similar state laws. Through December 31, 2021, we completed a study to analyze whether one or more ownership changes had occurred and determined that two such ownership changes did occur. Although we did not conduct a formal study in 2023, we believe no significant ownership changes occurred subsequent to 2022. While the ownership changes do limit the amount of net operating loss we are able to use each year, all of our net operating losses are expected to be available for utilization prior to expiring.

None of our prior income tax returns have been selected for examination by a major taxing jurisdiction; however, the statutes of limitations for various filings remain open. The oldest filings subject to potential examination for federal and state purposes are 2020 and 2019, respectively. If we utilize a net operating loss related to a closed tax year, the tax year in which the loss was incurred is subject to adjustment up to the amount of the net operating loss.

We have not reduced any tax benefit on our consolidated financial statements due to uncertain tax positions as of June 30, 2023 and we are not aware of any circumstance that would significantly change this result through the end of fiscal year 2024. To the extent we incur income-tax related penalties or interest, we will recognize them as additional income tax expense.

Note 11. Subsequent Events

KKC License, Development and Commercialization Agreement

On July 14, 2023, we entered into a Termination Agreement (the “Termination Agreement”) with KKC to mutually terminate the Original Agreement, effective July 14, 2023, and all other related agreements between the parties. Pursuant to the Termination Agreement:

•

we regained full, global rights to develop, manufacture and commercialize ME-401, subject to KKCs’ limited rights to use ME-401 for “compassionate use” (as more specifically defined in the Termination Agreement) in certain expanded access programs for the existing patients who have been enrolled in Japanese clinical trials sponsored by KKC until November 30, 2027, and for which KKC is fully liable;

•	each party released the other party from any and all claims, demands, etc. arising from the Original Agreement, excluding certain surviving claims; and

•	we are obligated to deliver a discrete quantity of materials to facilitate KKCs activities.

Consent Solicitation

In July 2023, Anson Advisors Inc. and Cable Car Capital LLC initiated a consent solicitation to seek the consent of our stockholders holding at least a majority of our outstanding shares of common stock to, among other things, remove and replace all members of our Board of Directors for cause (the “Consent Solicitation”). On September 18, 2023, we filed our definitive consent revocation statement urging stockholders to revoke their consents and reject the Consent Solicitation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report, or June 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30 2023. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our management concluded that, as of June 30, 2023, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Remediation of Previously Disclosed Material Weakness

As disclosed in Item 9A in our Annual Report on Form 10-K for the year ended June 30, 2022, our management previously identified a material weakness in our internal control due to the inadequate design and implementation of controls to evaluate and monitor the accounting for revenue recognition related to license agreements.

During 2023, our management, with the oversight of the Audit Committee of our Board of Directors, engaged in efforts to remediate the material weaknesses identified and previously disclosed. We completed these remediation measures in the quarter ended June 30, 2023.

Remediation efforts that were implemented during 2023 included the following:

•
additional review of the contractual provisions of the license agreements to confirm appropriate understanding of the terms as well as monitoring changes to the KKC agreement and our assumptions related to performance obligations;
•
the implementation of a control designed to evaluate and monitor the estimated consideration to be received under license agreements;
•
increased the robustness over the analysis and reconciliation of deferred revenue balances, and enhanced the review of our revenue recognition models.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The other information required by this item is incorporated herein by reference to our proxy statement for the fiscal year ended June 30, 2023 (the “Proxy Statement”).

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
1. Consolidated Financial Statements

Reference is made to the Consolidated Financial Statements under Item 8 in Part II hereof.

2. Financial Statement Schedules

The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the consolidated financial statements or the notes thereto included in this Annual Report on Form 10-K.

3. Exhibits

Exhibit Index

2.1

Agreement and Plan of Merger by and among the Company, Merger Sub and Infinity, dated February 22, 2023 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2023 (File No. 000-50484)).

3.1

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of MEI Pharma, Inc., filed with the Delaware Secretary of State on April 14, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2023 (File No. 000-50484)).

3.2

Fifth Amended and Restated Bylaws of MEI Pharma, Inc. effective as of February 23, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 23, 2023 (file No. 000-50484)).

3.5

Certificate of Designation of Series A Convertible Preferred Stock of Marshall Edwards, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2011 (File No. 000-50484))

3.6

Certificate of Designation of Series B Preferred Stock of Marshall Edwards, Inc. (incorporated by reference to Exhibit 4 to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2011 (File No. 000-50484))

3.7

Fifth Amended and Restated By-Laws of MEI Pharma, Inc., effective as of February 22, 2023, (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2023 (File No. 000-50484)).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on October 31, 2003 (Reg. No. 333-109129)).

4.2	Form of Warrant (incorporated by reference to Exhibit B to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2018 (File No. 000-50484)).

4.3	Description of Capital Stock of MEI Pharma, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K filed on September 9, 2020 (File No. 000-50484))

4.4*	Description of MEI Common Stock

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

10.15

CEO Employment Agreement between MEI Pharma, Inc. and David Urso, dated June 2, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2023 (File No. 000-50484))

10.16

Employee Proprietary Information and Inventions Agreement between MEI Pharma, Inc. and Jay File, dated June 9, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 13, 2023 (File No. 000-50484))

10.17

Employment Agreement between MEI Pharma, Inc. and Jay File, dated June 9, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 13, 2023 (File No. 000-50484))

10.18

Amended and Restated MEI Pharma, Inc. 2021 Inducement Grant Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on June 13, 2023 (File No. 000-50484))

10.19

Termination Agreement, by and between MEI Pharma, Inc. and Kyowa Kirin Co., Ltd. (formerly known as Kyowa Hakko Kirin Co., Ltd.) dated as of July 14, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 19, 2023 (File No. 000-50484))

10.20

Termination Letter from MEI Pharma, Inc. to Infinity Pharmaceuticals, Inc., dated July 23, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 24, 2023 (File No. 000-50484))

10.21

Separation and Release Agreement between MEI Pharma, Inc. and Brian Drazba, dated June 16, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 27, 2023 (File No. 000-50484))

10.22*	Form of Warrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(*)	Filed herewith.
(**)	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.
(***)	Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2023.

MEI PHARMA, INC.
A Delaware Corporation

By:	/s/ David M. Urso
David M. Urso
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 26, 2023.

	Signatures	Title
By:	/s/ David M. Urso	President, Chief Executive Officer and Director
	David M. Urso	(Principal Executive Officer)

By:	/s/ Justin J. File	Secretary, Chief Financial Officer
	Justin J. File	(Principal Financial and Accounting Officer)

By:	/s/ Charles V. Baltic III	Chairman
Charles V. Baltic

By:	/s/ Thomas C. Reynolds	Director
Thomas C. Reynolds

By:	/s/ Nicholas R. Glover	Director
Nicholas R. Glover

By:	/s/ Sujay R. Kango	Director
Sujay Kango

By:	/s/ Frederick W. Driscoll	Director
Frederick W. Driscoll

By:	/s/ Tamar D. Howson	Director
Tamar D. Howson

By:	/s/ Daniel P. Gold	Director
Daniel P. Gold