Form 10-K/A
period 2023-06-30
MEI Pharma, Inc.
filed 2023-10-27
CIK 1262104

--

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-41827

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

As of September 15, 2023, there were 6,662,857 shares of the registrant’s common stock, par value $0.00000002 per share, outstanding.

Auditor Name: BDO USA, P.C.	Auditor Location: San Diego, California	PCAOB ID Number: 243

EXPLANATORY NOTE

Throughout this document MEI Pharma, Inc. is referred to as “MEI,” and, together with its subsidiaries, as “we,” “us,” or “our.”

On September 26, 2023, MEI filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “Original Form 10-K”). Certain Part III information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. We do not anticipate that MEI's definitive proxy statement involving the election of directors in connection with its MEI's fiscal year 2024 annual meeting of stockholders will be filed by October 27, 2023 (i.e., within 120 days after the end of the 2023 fiscal year). Accordingly, this Amendment No. 1 (this “Amendment”) hereby amends and restates Part III, Items 10 through 14, of the Original Form 10-K as set forth below. The information included herein as required by Part III, Items 10 through 14, of the Original Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2024 annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14, of Form 10-K.

This Amendment also restates Item 15 of Part IV of the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

No other amendments are being made hereby to the Original Form 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on September 26, 2023, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Terms used but not defined herein have the meanings given to them in the Original Form 10-K.

i

MEI PHARMA, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below are the names, ages as of October 1, 2023, and certain biographical information regarding our directors who are not being considered for re-election at the Annual Meeting.

Name	Age	Positions Held	Expiration of Term
Charles V. Baltic III	62	Director	Fiscal 2025 Annual Meeting of Stockholders
Nicholas R. Glover, Ph.D.	54	Director	Fiscal 2025 Annual Meeting of Stockholders
Frederick W. Driscoll	72	Director	Fiscal 2025 Annual Meeting of Stockholders
David M. Urso	59	President, CEO and Director	Fiscal 2025 Annual Meeting of Stockholders
Thomas C. Reynolds, M.D., Ph.D.	64	Director	Fiscal 2026 Annual Meeting of Stockholders
Daniel P. Gold, Ph.D.	69	Director	Fiscal 2024 Annual Meeting of Stockholders
Tamar D. Howson	75	Director	Fiscal 2024 Annual Meeting of Stockholders
Sujay R. Kango	60	Director	Fiscal 2024 Annual Meeting of Stockholders

David M. Urso, age 59, J.D., President, Chief Executive Officer and Director

Mr. Urso served as Chief Operating Officer and General Counsel of MEI from July 2018 to June 2023 and as President and Chief Executive Officer since June 2023. Mr. Urso was appointed as a member of MEI’s board of directors effective June 8, 2023. Prior to July 2018, Mr. Urso had been MEI’s Senior Vice President of Corporate Development and General Counsel since April 2014. Mr. Urso joined MEI with more than two decades of experience in the life science industry, most recently as Chief Operating Officer and General Counsel at Tioga Pharmaceuticals, a privately held drug development company he co-founded in 2005 as a Principal at Forward Ventures, where he was responsible for identifying and developing life science venture capital investments. Prior to joining Forward Ventures in 2002, Mr. Urso was Director of Corporate Development and Legal Affairs at DNA Sciences, Inc. Previously, he worked as an attorney in the corporate securities and licensing groups at Wilson Sonsini Goodrich & Rosati LLP and Cooley Godward LLP, after beginning his career as a bench scientist at SmithKline Beecham and the University of Pennsylvania Medical School. Mr. Urso received a J.D. from Harvard Law School and a B.A. in Molecular Biology and Philosophy from Reed College.

Charles V. Baltic III, age 62, Chair

Mr. Baltic has served as a director of MEI Pharma since October 2011 and as Chair of the Board of directors of MEI since January 2023. He previously served as Chair of the Nominating and Governance Committee from 2012 to 2022. Mr. Baltic also serves as a director and Chairman of the Board of AssayQuant Technologies, Inc., a private company focused on kinase-based assay drug development technology licensed from the Massachusetts Institute of Technology. Mr. Baltic was previously affiliated with Needham & Company, LLC as Managing Director and Co-Head of Healthcare Banking from 2009 until 2019 and as Senior Advisor from 2019 to 2022. Mr. Baltic served as acting CEO of Amyndas Pharmaceuticals, a private development-stage biotechnology company focused on immunology and innate immunity complement therapeutics based on technology licensed from the University of Pennsylvania from March 2021 to October 2021. Mr. Baltic served as Executive Vice President and COO of SIDIS Corp. from 2019 to 2021, overseeing the sale of the Propel Labs flow cytometry business to Thermo Fisher Scientific in February 2021. Mr. Baltic was a Managing Director and head of the biotechnology practice at CRT Capital Group from 2006 to 2008. From 2001 to 2006, he served as a Managing Director in Healthcare Investment Banking at Wachovia Securities. Prior to Wachovia, he was with Healthcare Investment Banking at Cowen and Company for six years. Prior to beginning his investment banking career in 1996, Mr. Baltic practiced corporate and securities law with the firm Dewey Ballantine, representing numerous healthcare and securities clients. Mr. Baltic previously served as a director of SIDIS Corp. from 2015 to 2019. Mr. Baltic served as a director of the trade association Life Science Washington from 2013 to 2018. Mr. Baltic served as a director of MedVantage Inc., a private health informatics company acquired by IMS Health (now IQVIA Holdings) in 2011. Mr. Baltic served on the U.S. Securities and Exchange Commission’s Advisory Committee on Small and Emerging Growth Companies from 2013 to 2015. He served as a founding Trustee of Hope Funds for Cancer Research from 2007 to 2017. Mr. Baltic earned B.A. (honors) and J.D. degrees from Georgetown University and a M.B.A. degree in finance from the Wharton School of the University of Pennsylvania.

Nicholas R. Glover, Ph.D., age 54, Director

Dr. Glover has been a director of MEI Pharma since June 2013. He is currently a consultant to the biotech industry. Previously, he served as President and Chief Executive Officer of Sierra Oncology (NASDAQ: SRRA), a drug development company focused on advancing targeted therapeutics for the treatment of patients with cancer, from July 2014 through May 2020. Prior to joining Sierra, he served as President and Chief Executive Officer of YM Biosciences, an oncology drug development company, from November 2010 until its acquisition by Gilead Sciences in February 2013. Previously, Dr. Glover was President and Chief Executive Officer of Viventia Biotech, a biopharmaceutical company involved in the discovery and development of monoclonal antibody-based technologies for the treatment of cancer, which he joined after serving as an investment manager for MDS Capital, a life sciences venture capital firm. Dr. Glover holds a B.Sc. (Hons) in Chemistry from the University of East Anglia, U.K., a M.Sc. in Chemistry from the University of British Columbia, Canada, and a Ph.D. in Chemistry from Simon Fraser University, Canada.

Frederick W. Driscoll, age 72, Director

Mr. Driscoll has been a director of MEI Pharma since February 2018. He currently serves on the board of directors of Cue Biopharma, Cellectar Biosciences, Inc. and Calliditas Therapeutics. He served as interim chief financial officer at Invivyd, Inc. from September 2022 to May 2023. He served as chief financial officer of Renovacor from March to June 2022. He served as the chief financial officer of Flexion Therapeutics, Inc. from 2013 to 2017 and rejoined in June 2021 as chief financial officer. Prior to joining Flexion, he was the chief financial officer at Novavax, Inc. from 2009 to 2013. From 2008 to 2009, Mr. Driscoll served as the chief executive officer at Genelabs Technologies, Inc. and from 2007 to 2008 he served as the company's chief financial officer. He was also the chief executive officer of OXiGENE, Inc. from 2000 to 2006. Mr. Driscoll also served as the chairman of the board and audit committee chair at OXiGENE and as a member of the audit committee for Cynapsus Therapeutics, Inc. Mr. Driscoll earned a bachelor’s degree in Accounting and Finance from Bentley University.

Thomas C. Reynolds, M.D., Ph.D., age 64, Director

Dr. Reynolds has been a director of MEI Pharma since February 2013. He is President of Two Paddles Consulting LLC since December 2013, providing consulting services to biotechnology and pharmaceutical companies. Dr. Reynolds served as an independent director of Trillium Therapeutics Inc. (NASDAQ: TRIL; TSX: TR), an immuno-oncology company, until April 2021. Previously, he served as Chief Medical Officer of Seattle Genetics from March 2007 until his retirement in February 2013. While at Seattle Genetics, he was responsible for building and leading an integrated clinical development, regulatory and medical affairs organization, highlighted by the development and approval of ADCETRIS®. From 2002 to 2007, Dr. Reynolds served at ZymoGenetics (acquired by BMS in 2010), most recently as Vice President, Medical Affairs, where he oversaw the clinical development and regulatory filing of RECOTHROM®. Previously, he was Vice President, Clinical Affairs at Targeted Genetics, and before that was at Somatix Therapy (acquired by Cell Genesys in 1997). Dr. Reynolds received his M.D. and Ph.D. in Biophysics from Stanford University and a B.A. in Chemistry from Dartmouth College.

Daniel P. Gold, Ph.D., age 69, Director

Dr. Gold served as MEI’s President, Chief Executive Officer and a director from April 2010 until the consummation of the Merger. He joined MEI with approximately 25 years of drug discovery and development experience, most recently as President and Chief Executive Officer of Prospect Therapeutics, a mid-stage oncology company. Prior to his tenure at Prospect, Dr. Gold was founder and Chief Scientific Officer of Favrille, where he was an integral member of a team that advanced the company’s lead oncology candidate through a pivotal Phase 3 clinical trial. He currently serves on the Board of Trustees of the Hope Funds for Cancer Research. Dr. Gold’s academic qualifications include Postdoctoral Fellowships at the Dana-Farber Cancer Institute, at the Harvard School of Medicine and the Massachusetts Institute of Technology, Center for Cancer Research. He holds a Ph.D. in Pathology/Immunology from Tufts University, Boston and a bachelor’s degree in Biology from the University of California, Los Angeles.

Tamar D. Howson, age 75, Director

Ms. Howson has been a director of MEI Pharma since July 2019. She is a highly experienced business development executive and consultant with more than 30 years of service in the pharmaceutical and biotechnology industries. Ms. Howson currently serves on the board of directors of Immunic Pharma and Cue Pharma. Between 2009 to 2019 she served on the boards of various other life sciences companies including Actavis plc, Aradigm Corporation, ContraVir Pharmaceuticals, Inc., Cynapsus Therapeutics Inc., Enzymotec PLC, Idenix Pharmaceuticals Inc., Organovo Holdings Inc, OXiGENE, Inc., and Scientus Pharma, a private company. From 2009 to 2011, Ms. Howson served as a member of the transaction advisory firm JSB-Partners, providing business development support to life sciences companies. From 2007 to 2008, Ms. Howson served as Executive Vice President, Corporate Business Development at Lexicon Pharmaceuticals, a public biotech company. Prior to joining Lexicon, Ms. Howson served as Senior Vice President, Corporate and Business Development at Bristol-Myers Squibb and SmithKline Beecham plc. Ms. Howson holds an M.B.A. from Columbia University, a M.S. from City University of New York, and a B.S. in Chemical Engineering from the Technion, Israel.

Sujay R. Kango, age 60, Director

Mr. Kango has been a director of MEI Pharma since November 2021. Mr. Kango is an experienced executive with more than 25 years of experience in the pharmaceutical and biotechnology industries. Mr. Kango currently serves as the President and CEO of Tmunity Therapeutics and is a board member of Infinity Pharmaceuticals. He has held senior management positions where he has been instrumental in transforming earlier stage biotechnology companies into fully integrated global biotechnology organizations. Mr. Kango has built commercial infrastructures and teams, while leading multiple global product launches. Mr. Kango joined Acceleron Pharma in 2018, where he most recently served as the executive vice president and chief commercial officer and was responsible for establishing the company’s global presence, including its launch of Reblozyl in North America. Mr. Kango played a critical role in Acceleron’s $11.5 billion acquisition. In addition, Mr. Kango has led multiple global product launches across several therapeutic areas including oncology-hematology, rare diseases, immunology, and virology. Previously Mr. Kango was vice president of global commercial development for oncology at AbbVie, prior to which he served as the executive vice president and chief commercial officer at Infinity Pharmaceuticals. Mr. Kango also served as vice president, global marketing, and sales operations at Onyx Pharmaceuticals, an Amgen subsidiary. Prior to Onyx, he held several leadership positions including vice president sales and marketing-oncology at Merck & Co., global commercial leader- Procrit®/Eprex® at Ortho-Biotech, and various sales and marketing positions at Schering-Plough. Mr. Kango earned a B.S. in Microbiology and an M.B.A. from McNeese State University.

Information about the Board of Directors and its Committees

The Board of Directors has responsibility for the overall corporate governance of MEI Pharma. During the fiscal year ended June 30, 2023, a majority of the members of the Board of Directors were, and as of the date of this Proxy Statement are, independent within the meaning of the Nasdaq Stock Market (“Nasdaq”) rules.

The Board has established an Audit Committee to oversee MEI’s financial matters, a Compensation Committee to oversee our compensation policies, plans and programs and a Nominating and Governance Committee to assist the Board of Directors in nominating board members to be elected by the stockholders at the Annual Meeting, to fill vacancies and newly created directorships, and to evaluate and monitor all matters with respect to governance of MEI and oversee compliance by MEI with its legal and regulatory obligations.

Schedule of Committee Members (as of October 1, 2023)

Board Member	Audit Committee	Compensation Committee	Nominating & Governance Committee

Charles V. Baltic, III

Frederick W. Driscoll

Nicholas R. Glover

Tamar D. Howson

Sujay R. Kango

Thomas C. Reynolds

Daniel P. Gold

= Committee Member

= Committee Chair

= Financial Expert

Audit Committee

The Audit Committee of the Board of Directors has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee’s responsibilities include:

•
overseeing financial and accounting activities;
•
selecting and recommending the annual appointment of independent auditors;
•
reviewing and approving the scope of audit and non-audit assignments and related fees;
•
assessing annually MEI’s major financial risks and exposures;
•
evaluating the independence and performance of the independent auditors:
•
reviewing the accounting principles used in financial reporting;
•
reviewing and assessing our financial reporting activities and disclosures included in our periodic reports and the accounting standards and principles followed;
•
reviewing the adequacy and effectiveness of our internal control over financial reporting; and
•
reviewing and approving related party transactions.

Mr. Driscoll has served as Chairman of the Audit Committee since August 29, 2019. The other members of the Audit Committee are Mr. Baltic, and Dr. Glover. Mr. Driscoll has been determined by the Board of Directors to be an “audit committee financial expert” as defined by the SEC.

The Board of Directors has determined that each of the Audit Committee members is independent, as defined by applicable Nasdaq and SEC rules. We have adopted an Audit Committee Charter, which is posted on its website at www.meipharma.com. The Audit Committee met five times during the fiscal year ended June 30, 2023.

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
•
review and determine the compensation to be paid to our executive officers, including the allocation of equity related grants;
•
recommend the compensation and terms of appointment of non-executive directors to the Board of Directors for review and approval;
•
ensure MEI meets the reporting requirements promulgated by the SEC regarding compensation and disclosure of compensation and compensation related practices;
•
assess potential compensation related risks; and
•
evaluate and ensure compliance with “Say-on-Pay” requirements.

The Compensation Committee also consults with and considers the recommendations of the chief executive officer with respect to the appropriate level and mix of the various compensation components, focused primarily on the particular goals of applicable executives and employees in a particular year. The Board of Directors has adopted a written charter for the Compensation Committee, which is available on our website at www.meipharma.com. Dr. Glover has served as the Chairman of the Compensation Committee since December 16, 2021. The other members of the Compensation Committee are Ms. Howson, Mr. Kango and Dr. Reynolds. The Board of Directors has determined that each member of the Compensation Committee is independent as defined by applicable Nasdaq rules. The Compensation Committee met three times during the fiscal year ended June 30, 2023.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for assisting the Board of Directors in:

•
identifying qualified individuals who possess the desired experience and skills to serve on the Board;
•
proposing chairpersons and members on committees to the Board;
•
considering all qualified director candidates identified by the Nominating and Governance Committee, or by stockholders, in the event any member of the Board of Directors does not wish to continue in service or if the Board of Directors decides not to re-nominate a member for re-election;
•
overseeing the Board evaluation process and evaluating the size and composition of the Board; and
•
evaluating any stockholder proposal and whether to recommend to the Board of Directors and whether MEI shall support or oppose the proposal.

Dr. Reynolds has served as Chairman of the Nominating and Governance Committee since January 2023. The other members of the Nominating and Governance Committee are Ms. Howson, Mr. Kango and Mr. Baltic. MEI Pharma’s Nominating and Governance Committee Charter is posted on its website at www.meipharma.com. The Board of Directors has determined that each of the Nominating and Governance Committee members is independent, as defined by applicable Nasdaq and SEC rules. The Nominating and Governance Committee met nine times during the fiscal year ended June 30, 2023.

Stockholders who would like to propose an independent director candidate for consideration for nomination by the Board of Directors at next year’s annual meeting of stockholders may do so by submitting the candidate’s name, resume and biographical information to the attention of Justin J. File, Secretary, MEI Pharma, Inc., 11455 El Camino Real, Suite 250, San Diego, California 92130. All stockholder nominations received by the Secretary, which comply with the advance notice provisions of MEI's Amended and Restated Bylaws, will be presented to the Nominating and Governance Committee for the same consideration as individuals identified by the Nominating and Governance Committee through other means.

While we has no minimum qualifications for director nominees, the Nominating and Governance Committee reviews the prospective candidate’s biographical information and assesses each candidate’s independence, diversity, skills and expertise based on a variety of factors, including the following criteria:

•
whether the candidate has exhibited behavior that indicates he or she is committed to the highest ethical standards;
•
whether the candidate has had broad business, governmental, non-profit or professional experience that indicates that the candidate will be able to make a significant and immediate contribution to the Board of Directors’ discussion and decision-making; and
•
whether the candidate will be able to devote sufficient time and energy to the performance of his or her duties as a director.

Application of these factors requires the exercise of judgment by members of the Nominating and Governance Committee when the Committee makes recommendations to the Board of Directors, and cannot be measured in a quantitative way. In addition, the Nominating and Governance Committee considers, as one factor among many, the diversity of Board candidates, which may include diversity of skills and experience as well as geographic, gender, age, and ethnic diversity. The Nominating and Governance Committee does not, however, have a formal policy with regard to the consideration of diversity in identifying Board candidates. The Nominating and Governance Committee and the Board of Directors generally value the broad business experience and independent business judgment in the health care, life sciences and other fields of each member. Specifically, Mr. Baltic is qualified for the Board based on his business experience in the health care investment banking industry. Mr. Driscoll is qualified for the Board based on his business experience in the pharmaceutical industry in the area of finance and his status as an “audit committee financial expert”. Dr. Glover is qualified for the Board based on his business experience and his drug development experience in the oncology field. Ms. Howson is qualified for the Board based on her business experience in the pharmaceutical industry in the area of business development. Mr. Kango is qualified for the Board based on his business and pharmaceutical industry experience in the areas of commercialization, strategic marketing, business development and drug development in oncology. Mr. Urso is qualified for the Board based on his experience in varying roles of leadership within the Company, including most recently as Chief Executive Officer and [·]. Dr. Reynolds is qualified for the Board based on his medical experience and experience in clinical development and regulatory and medical affairs. Dr. Gold is qualified for the Board based on his prior experience as the Company’s chief executive officer and other experience in clinical development and the pharmaceutical industry.

In addition, the Nominating and Governance Committee oversees compliance by MEI with its legal and regulatory obligations and periodically reviews our:

•
Code of Business Conduct and Ethics;
•
Insider Trading Policy;
•
Corporate Disclosure Policy;
•
amended and restated certificate of incorporation;
•
amended and restated bylaws; and
•
the independent status of our directors.

Director Independence

The Board of Directors has determined the independence of each director in accordance with the elements of independence set forth in the Nasdaq listing standards. Based upon information solicited from each director, the Board of Directors has determined that each of Mr. Baltic, Mr. Driscoll, Dr. Glover, Ms. Howson, Mr. Kango and Dr. Reynolds has no material relationship with MEI Pharma and is “independent” within the meaning of Nasdaq’s director independence standards as currently in effect. In making the foregoing determinations, the Board of Directors has considered both the objective tests set forth in the Nasdaq independence standards and subjective measures with respect to each director necessary to determine that no relationships exist that would interfere with the exercise of independent judgment by each such director in carrying out responsibilities of a director. Each of Dr. Gold, as former President and Chief Executive Officer, and Mr. Urso, as current President and Chief Executive Officer, are not considered independent in accordance with Nasdaq’s requirements.

Board Leadership Structure

Mr. Baltic has served as the Chair of our Board of Directors since January 2023. The Board of Directors does not have a policy addressing whether the same person should serve as both the Chief Executive Officer and Chair of the Board or if the roles should be separate. Our Board believes that it should have the flexibility to make its determination based upon what it considers to be the appropriate leadership structure for MEI at the time. The Board believes that its current leadership structure, with Mr. Urso serving as President and Chief Executive Officer and Mr. Baltic serving as Chair of the Board is appropriate for MEI at this time.

Board Role in Risk Oversight

Risk is an integral part of the Board and Committee deliberations throughout the year. While the Board has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk management. In particular, the Audit Committee focuses on financial risk, including internal controls, and receives financial risk assessment reports from management. Risks related to the compensation programs are reviewed by the Compensation Committee. The Nominating and Governance Committee exercises oversight of governance risks, including succession planning and legal compliance. The Board is advised by these committees of significant risks and management’s response through periodic updates.

Board Diversity

The table below provides certain information with respect to the composition of our Board. Each of the categories listed in the table has the meaning ascribed to it in Nasdaq Listing Rule 5605(f).

Board Diversity Matrix (As of August 31, 2023)
Total Number of Directors	8
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	7	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	1	6	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—	—	—	—
Did Not Disclose Demographic Background	—	—	—	—

Board Diversity Matrix (As of August 31, 2022)
Total Number of Directors	9
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	3	6	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	3	5	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—	—	—	—
Did Not Disclose Demographic Background	—	—	—	—

Anti-Hedging and Pledging Policies

Under our Insider Trading Policy, all directors, officers, employees and consultants of MEI are subject to restrictions on hedging of securities of MEI. These restrictions apply to securities of MEI owned by such persons, regardless of whether such securities were granted by us to such persons as compensatory awards. Our Insider Trading Policy prohibits such persons from engaging in short sales of securities of MEI or in transactions in publicly traded options with respect to our securities. In addition, our Insider Trading Policy permits, but discourages, such persons from holding our securities in a margin account or pledging securities of MEI as collateral for a loan and from entering standing orders with respect to our securities.

Stockholder Communications with the Board of Directors

Our stockholders may communicate with the Board of Directors, including non-executive directors or officers, by sending written communications addressed to such person or persons in care of MEI Pharma, Inc., Attention: Secretary, 11455 El Camino Real, Suite 250, San Diego, California, 92130. All communications will be compiled by the Secretary and submitted to the addressee. If the Board of Directors modifies this process, the revised process will be posted on our website.

Appointment of Directors

Our amended and restated certificate of incorporation and amended and restated by-laws provide that the number of directors will be set by resolution of the board, but shall be between two and nine. We currently have eight directors.

Under our amended and restated certificate of incorporation and amended and restated by-laws, directors are to be elected at each annual meeting of stockholders for a term of three years unless the director is removed, retires or the office is vacated earlier. The board is divided into three classes with respect to the term of office, with the terms of office of one class expiring each successive year. This classified board provision could discourage a third party from making a tender offer for MEI's shares or attempting to obtain control of MEI Pharma. It could also delay stockholders who do not agree with the policies of the Board of Directors from removing a majority of the Board of Directors for two years.

A director may resign at any time. The resignation is effective upon receipt of notice. Any or all directors may be removed with cause by a resolution of stockholders entitled to vote to elect directors. Vacancies from resignation or removal or expansion of the size of the board may be filled by resolution of a majority of directors then in office or by a sole remaining director, and any director so appointed shall serve for the remainder of the full term of the class of directors in which the vacancy occurred.

Attendance of Directors at Board Meetings and Stockholder Meetings

During the fiscal year ended June 30, 2023, the Board of Directors held a total of seventeen meetings, and each director attended at least 75% of the total number of meetings of the Board of Directors and of the meetings of each committee of the Board of Directors on which such director served.

All directors are expected to attend our annual meetings of stockholders. All directors then in office attended the annual meeting of stockholders held in December 2022.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors and employees and we have posted the text of the policy on our website at www.meipharma.com.

Executive Officers

Our executive officers are appointed by and serve at the discretion of the Board of Directors. Set forth below are the names and certain biographical information regarding MEI Pharma’s executive officers as of October 1, 2023.

David M. Urso, age 59, President and Chief Executive Officer

See “Directors” above for biographical information regarding Mr. Urso.

Justin J. File, age 53, Chief Financial Officer and Secretary

Mr. File has 30 years of experience in accounting and finance, working in both public and private companies. He has a diverse range of experience, having worked in various industries, including the life sciences industry for the past 16 years. From 2015 to 2023, Mr. File was the Chief Financial Officer and Corporate Secretary of Evofem Biosciences, Inc., a women's health company that developed and commercialized Phexxi®, a nonhormonal contraceptive for women. While at Evofem he helped bring the company public through a reverse merger and was responsible for overseeing corporate finance and accounting, information technology and investor relations. Previously, Mr. File provided executive financial and accounting oversight consulting services to biotechnology companies, and before that led accounting operations and reporting at Sequenom, Inc., a molecular diagnostic company. He additionally served as Treasurer of Sequenom’s diagnostic subsidiary. Before joining industry, Mr. File worked for approximately ten years in public accounting, primarily with Arthur Andersen LLP. Mr. File graduated from Central Washington University with a Bachelor of Science in Accounting and Business Administration. He is a Certified Public Accountant (inactive).

Richard G. Ghalie, M.D., age 66, Chief Medical Officer

Dr. Ghalie has been Chief Medical Officer since April 2021. Prior to April 2021, Dr. Ghalie had been MEI’s Senior Vice President, clinical development since March 2016. He is a hematologist and oncologist with more than 25 years of drug development experience at public and private companies. Dr. Ghalie has held several executive positions in the pharmaceutical industry and has led medical teams that successfully filed NDAs and MAAs resulting in the approval of four new indications. Dr. Ghalie holds a medical degree from the French School of Medicine in Lebanon, a master’s degree from the University Paris XI and an MBA from the University of Washington in Seattle. He has authored or co-authored more than 125 manuscripts, book chapters and scientific publications.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes the compensation strategy, policies, programs and practices for the named executive officers identified in the Summary Compensation Table. For fiscal year 2023, the named executive officers consist of Daniel P. Gold, Ph.D., President, Chief Executive Officer and Director, Brian G. Drazba, Chief Financial Officer, David M. Urso, Chief Operating Officer and General Counsel, and Richard G. Ghalie, M.D., Chief Medical Officer, to whom we collectively refer in this Compensation Discussion and Analysis as our “named executive officers.”

Fiscal year 2023 was a year of transition and change for us. In December 2022 we announced plans to realign our clinical development efforts after jointly deciding with our development partner, Kyowa Kirin Co., Ltd. ("KKC"), to discontinue development of our lead drug candidate, zandelisib, outside of Japan. We consequently focused our development efforts on our two early-stage clinical assets, voruciclib and ME-344. The discontinuation of the partnership with KKC resulted in a reduction to our workforce by 51% during fiscal year 2023 in a staggered program that affected 28 employees in December 2022 and an additional 26 employees through June 2023. In February 2023, we entered into an agreement and plan of merger with Infinity Pharmaceuticals, subject to approval by our stockholders, which subsequently was not approved by our stockholders in July 2023. In May 2023 and in accordance with our previously announced transition plan, our board of directors appointed David M. Urso to be President and Chief Executive Officer of MEI and terminated the employment of Daniel Gold, Ph.D., our Chief Executive Officer since 2010, in each case effective as of June 2, 2023. Also, in accordance with our previously announced transition plan, we terminated the employment of our fiscal year 2023 Chief Financial Officer, Brian Drazba, in August 2023 and announced the appointment of Justin J. File, as his successor.

Compensation Philosophy and Objectives

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

Our overall compensation philosophy has been to pay our executive officers an annual base salary and to provide opportunities, through cash and equity incentives, to deliver higher compensation if certain key performance goals are satisfied or exceeded. The primary principles of our fiscal year 2023 compensation strategy were:

•
Compensation decisions are driven by a pay-for-performance philosophy;
•
Compensation should reflect individual and corporate performance; and
•
Target annual compensation is competitively positioned against a peer group of similar companies.

The Compensation Committee’s Process

The Compensation Committee acts on behalf of the Board with respect to fulfilling the Board’s responsibilities to oversee our compensation policies, plans and programs and reviewing and determining, as appropriate, the compensation to be paid to executive officers and directors. To achieve this task, the Compensation Committee (i) reviews and approves corporate performance goals and objectives that support and reinforce our long-term strategic goals and compensation plans; (ii) reviews the individual performance of the executive officers; (iii) establishes policies with respect to equity compensation arrangements, timing and pricing of equity awards for newly hired employees, promotions and annual grants for executive and non-executive employees and directors; (iv) reviews regional and industry-wide compensation practices and trends to assess the propriety, adequacy and competitiveness of our executive compensation programs among comparable companies in our industry; (v) reviews and approves the terms of any employment agreements, severance agreements, change-of-control protections and any other compensation arrangements of the executive officers; (vi) performs and considers a compensation risk assessment; and (vii) considers stockholder feedback and Say-on-Pay voting results.

With respect to compensation of our Chief Executive Officer, the Compensation Committee evaluates the Chief Executive Officer’s performance in light of relevant performance goals and objectives, taking into account the policies of the Compensation Committee and, with respect to long-term incentive compensation, stockholder return and the results of the most recent stockholder advisory vote on executive compensation. The Compensation Committee reviews and approves (or if appropriate, recommends to the Board for final determination and approval) individual and corporate performance goals and objectives of our other executive officers. The Compensation Committee considers the recommendations of the Chief Executive Officer with respect to the compensation of our other executive officers. The Compensation Committee also makes recommendations to the Board with respect to this “Compensation Discussion and Analysis” section and recommends that such section be included in any of our annual reports on Form 10-K, registration statements, Proxy statements or information statements.

The Compensation Committee meets at least once a year or more frequently as its members deem necessary or appropriate. Under its charter, the Compensation Committee has the authority, in its sole discretion, to retain or obtain the advice of a compensation consultant, legal counsel or other advisors as the Compensation Committee may determine to assist in the performance of the Compensation Committee’s duties and responsibilities, only after taking into consideration the factors prescribed by the SEC and Nasdaq that bear upon the adviser’s independence.

Setting Executive Compensation

The Compensation Committee considers peer group analysis as a component of its overall executive compensation decision process, but it does not attempt to set executive compensation to a specific benchmark level, or percentile as compared to executive compensation levels at other companies. The Compensation Committee determines the mix of compensation of each executive officer based on its review of such competitive data and an assessment of the individual’s performance. We believe our approach to compensation does not encourage excessive risk-taking by our executives as it is not a market outlier and is based on a typical mix of short- and long-term compensation tied to both internal objectives and to stockholder value.

Our peer group of companies for fiscal year 2023 consisted of 22 similar publicly-traded drug development companies, all approved by the Compensation Committee, with input from management and F. W. Cook, our compensation consultant. The peer group is composed of drug development companies with a similar market cap, (median peer market cap at the time the peer data were reviewed by the Committee in June 2022 was $157 million), generally without material revenue from commercial products, and with emphasis on oncology drug development companies, as follows:

Adaptimmune Therapeutics	G1 Therapeutics
Aeglea BioTherapeutics	Geron Corporation
Agenus, Inc.	IDEAYA Biosciences
AnaptysBio, Inc.	Karyopharm Therapeutics
AVEO Pharmaceuticals	Molecular Templates, Inc.
Calithera Biosciences	Pieris Pharmaceuticals
CEL-SCI Corporation	Rigel Pharmaceuticals
Clovis Oncology, Inc.	Syndax Pharmaceuticals
CTI Biopharmaceuticals	Syros Pharmaceuticals
CytomX Therapeutics	UroGen Pharma Ltd.
Epizyme Pharmaceuticals	Verastem, Inc.

The Compensation Committee believes that our base compensation, cash incentives and equity programs reward the achievement of defined corporate goals and objectives. This is critical for ensuring a competitive program that retains our existing executive officers and allows us to hire new executive officers, particularly considering the competitive nature of our industry.

The peer data were used as context for setting fiscal 2023 executive officer compensation. The Compensation Committee does not set a target benchmark, but in fiscal year 2023 the value of total direct compensation was below the median for the CEO and for all other named executive officers, and Mr. Urso’s total compensation value in fiscal year 2023 as our new CEO was approximately 17% lower than our prior CEO, Dr. Gold’s, compensation value in fiscal year 2022. Further, the fiscal year 2023 option value for Mr. Urso includes both his regular annual fiscal year 2023 award as COO and General Counsel in July 2022 and a second grant to recognize his promotion to CEO in June 2023, which was also intended to be his annual CEO equity award in fiscal year 2024.

Role of Stockholder Say-on-Pay Votes

At our annual meeting of stockholders held in January 2023, approximately 80% of the shares voted at the meeting approved, on an advisory basis, the compensation of our named executive officers. The Compensation Committee considers input from stockholders, its compensation consultant and proxy advisors, when assessing its compensation philosophy and the components of its compensation program, giving further consideration to the level of attainment of corporate goals and to the compensation data of our peer group so that compensation decisions are broadly consistent with market practice.

Elements of Compensation

Each executive officer’s compensation has three key elements: (i) base salary, (ii) performance-based cash incentives and (iii) equity-based compensation. These elements of executive compensation are intended to align the interests of our executive officers with those of our stockholders.

Base Salary

Base salaries serve to provide a fixed amount of compensation to our executive officers for successfully fulfilling their responsibilities. We establish base salaries for our executive officers when they join us or upon promotion. Base salaries for executive officers are reviewed and determined by the Compensation Committee annually during the first fiscal quarter, following consultation with our compensation consultant. The Compensation Committee determined to increase officer salaries by 3.5% at the start of fiscal year 2023, reflecting an increase below the expected industry average. Accordingly, Mr. Urso was provided a salary increase of 3.5% in July 2022, while he was COO and General Counsel, with a subsequent increase of 15% upon his promotion to CEO in June 2023. Dr. Ghalie, Dr. Gold, and Mr. Drazba were also provided a salary increase of 3.5%, respectively, at the start of fiscal year 2023.

Performance-based Cash Incentives

The Compensation Committee believes that allocating a meaningful amount of our executive officers’ total cash compensation to the achievement of corporate goals and objectives aligns their interests with those of our stockholders. The Compensation Committee establishes annual corporate incentive bonus targets for each of our executive officers, expressed as a percent of base salary. Fiscal year 2023 bonus targets as a percent of base salary were set at the start of the fiscal year at 60% for Dr. Gold, 45% for Mr. Urso, and 40% for Mr. Ghalie and Mr. Drazba. The corporate goals and objectives are generally critical path activities or strategic initiatives designed to enhance stockholder return.

The Compensation Committee determined that the fiscal year 2023 goals should be broken into a first half (1H) group and a second half (2H) group in recognition of the year’s uncertainty, though bonuses were not paid until after the entire year was complete. The goals were as objective as possible in both their definition and their scoring at the end of the period, though scoring goals included a subjective element to recognize the quality of achievements.

The following is a description of the primary corporate goals for fiscal year 2023, which guided the Compensation Committee in determining total compensation.

1H –

•
Obtain clarity from the FDA on accelerated approval pathway(s).
•
Coastal clinical study enrollment target by December 31, 2022.
•
Maintain sufficient funds for a minimum cash balance as of December 31, 2022.

2H –

•
ME-344 clinical trial enrollment target by June 30, 2023.
•
Voruciclib cohort three clinical trial enrollment target by June 30, 2023.
•
Zandelisib submission of abbreviated clinical study report to contract research organizations for distribution to global authorities by June 30, 2023.
•
Maintain sufficient funds for a minimum cash balance as of June 30, 2023.

The Compensation Committee determined we had met 77.5% of target based on weighted achievement of the goals above. The named executive officers were paid 77.5% of their target bonus for the corporate achievement without any individual adjustment.

Equity-based Compensation

The Compensation Committee believes that long-term value creation is achieved through an ownership culture that encourages performance by our executive officers through stock and stock-based awards. This potential reward for stockholder value creation is also key to our retention strategy. Under our Amended and Restated MEI Pharma, Inc. 2008 Omnibus Equity Compensation Plan (the “2008 Equity Plan”), we may award incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance shares and units. Stock options expire after 10 years, have an exercise price equal to the fair market value at grant, typically vest 25% after one year and in equal monthly installments thereafter over the next 36 months and have a three-month post-termination exercise period. All equity awards to NEOs in fiscal year 2023 were stock options because they are naturally performance-based without any value delivery unless the stock price increases after grant.

The regular annual equity grant cycle occurs at the start of the fiscal year and at the start of fiscal year 2023, we granted annual options to Dr. Gold, then Chief Executive Officer, Mr. Urso, then Chief Operating Officer and General Counsel, Mr. Drazba, then Chief Financial Officer, and the Chief Medical Officer, Dr. Ghalie, to purchase 74,800, 52,500, 17,500, and 28,000 shares of our common stock, respectively. These option awards amounts had grant date fair value that was below the median of the peer companies. Grant amounts were different based on MEI's assessment of the relative importance of each executive to the future, the need to retain them, and market data for their position. All of the option awards granted at the start of fiscal year 2023 were granted with an exercise price of $10.80, which was the closing sales price on the date of grant. Mr. Urso was provided a second option award to purchase 166,571 shares of our common stock upon becoming CEO in June 2023, with an exercise price equal to the $7.50 closing price on the grant date. The combined grant date fair value of his CEO option award in the final month of fiscal year combined with his annual option award as COO and General Counsel in the first month of the fiscal year remains below the median for a CEO in the peer group. All options granted before and during 2023 are currently underwater as of September 15, 2023 and do not provide any value at our current share price.

Executive Benefits and Perquisites

We offer benefit programs to our employees, including named executive officers, which include paid time off, health insurance, a company funded HSA account and a company sponsored 401(k) plan. Our executive officers generally do not receive any supplemental retirement benefits or perquisites and participate in the above listed benefit programs on the same basis as other full-time employees.

Severance and Change in Control Agreements

Each of Mr. Urso’s, Mr. Drazba’s, and Dr. Ghalie’s employment agreements provides for certain severance payments upon the applicable employee’s termination by us, other than for cause or by the applicable employee for good reason, as such terms are defined in the respective employment agreement. Upon such a termination of employment, we will: (i) make a payment to the applicable employee in lieu of notice in an amount equal to twelve months of such employee’s base salary (as in effect at the time of such employee’s termination from employment), and (ii) accelerate the vesting of the applicable employee’s options so that such employee will be vested in the same number of shares of common stock subject to the options as if such employee had continued to be employed by us for an additional twelve months. Such payment and additional option vesting will be conditional upon the execution of a customary release of claims in favor of us and our affiliates, in a form prescribed by us. The payment in lieu of notice will be paid to the applicable employee in a single lump sum payment as soon as administratively practicable after the maximum review and revocation period for the release agreement as may be required under applicable law, if any, or such earlier date as determined in our sole discretion, but in no event more than 60 days after the applicable employee’s termination of employment. If their employment had been terminated in accordance with the foregoing provisions on June 30, 2022, Mr. Urso, Mr. Drazba, and Dr. Ghalie would have been entitled to payments for 12 months salary in the amount of $614,000, $428,635, and $479,205, respectively, and payments for fiscal year 2023 bonus funded at 77.5% target of $237,925, 132,887, and $148,554, respectively. Each would be entitled to 12 months of option vesting as follows: Mr. Urso 69,194 shares, Mr. Drazba 9,989 shares, and Dr. Ghalie, 13,969 shares. The intrinsic values of the option vesting acceleration on June 30, 2023, would have been nil for all three NEOs because all options were underwater.

Dr. Gold’s employment as CEO was terminated by us without cause on June 2, 2023, when Mr. Urso became CEO. Dr. Gold’s severance was paid pursuant to his employment agreement dated April 23, 2010, with 12 months base salary and accelerated vesting of the portion of his stock options that would have vested over the next 12 months, plus his fiscal year 2023 bonus based on performance and board discretion. Further, a total of 58,053 options accelerated, reflecting the number of shares Dr. Gold that would have vested in during the next 12 months. Dr. Gold’s vested options may be exercised after separation of Board service for three years, not to exceed their original term.

In the event of a change in control of MEI Pharma, as defined in the 2008 Equity Plan, unless the Compensation Committee of the Board of Directors determines otherwise, all of the options granted to Mr. Urso, Dr. Ghalie will accelerate and become fully exercisable effective upon the date of the change in control. For each Mr. Urso, Mr. Drazba, Dr. Ghalie and former President and CEO Dr. Gold there was no intrinsic value of unvested stock options, as of June 30, 2023, which would accelerate and become fully exercisable upon a change in control.

Tax and Accounting Considerations

The tax and accounting consequences to us of certain compensation elements are important considerations for the Compensation Committee when evaluating and recommending compensation packages for our executive officers. Generally, the Compensation Committee seeks to balance its objective to create an effective compensation program that attracts, retains and rewards executives in order to maximize the return to stockholders with the need for appropriate tax and accounting consequences of such compensation.

In addition to considering the tax consequences, the Compensation Committee considers the accounting consequences of its decisions, including the impact of expenses being recognized in connection with equity-based awards, in determining the size and form of different equity-based awards.

CEO Pay Ratio

SEC rules require us to disclose the total annual compensation of our principal executive officer for fiscal 2023, who was David Urso, our President and Chief Executive Officer, the median of the total annual compensation of all employees other than our principal executive officer, as well as their ratio to each other (the “CEO Pay Ratio”). Total annual compensation for our principal executive officer and for the median of the total annual compensation of all employees is calculated in accordance with SEC rules applicable to the Summary Compensation Table. For fiscal 2023, these amounts were as follows:

•
Our principal executive officer’s total annual compensation: $2,101,058
•
Our median employee’s total annual compensation: $259,806
•
CEO Pay Ratio: 8.09 to 1

In determining the median compensated employee, we chose June 30, 2023 as the determination date. As of this date, we had 46 employees, excluding our principal executive officer. We annualized compensation of employees who were not employed with us for the full fiscal year. In determining our median compensated employee and calculating the CEO Pay Ratio, we did not use any of the exemptions permitted under SEC rules, nor did we rely upon any material assumptions, adjustments or estimates.

We believe that the CEO Pay Ratio set forth above is a reasonable estimate for fiscal 2023, determined in a manner consistent with SEC rules. The SEC rules for identifying the median compensated employee and calculating the CEO Pay Ratio based on that employee’s total annual compensation permit companies to adopt a variety of methodologies, to apply certain exemptions and to make certain assumptions, adjustments or estimates that reflect their compensation policies. Accordingly, the CEO Pay Ratio may not be comparable to the pay ratios reported by other companies, which may have used different methodologies, assumptions, adjustments or estimates in calculating their pay ratios.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and contained within this Proxy Statement with management. Based on such review and discussions, our Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Proxy Statement and submitted on October 1, 2023, by the members of the Compensation Committee of the Board of Directors:

Dr. Nicholas R. Glover

Ms. Tamar D. Howson

Dr. Thomas C. Reynolds

Mr. Sujay R. Kango

This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of our under the Exchange Act or the Securities Act, other than in our Annual Report on Form 10-K where it shall be deemed to be furnished, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

EXECUTIVE COMPENSATION

Our Executive Officers

Our named executive officers for the year ended June 30, 2023, were:

•
David M. Urso, President and Chief Executive Officer
•
Richard G. Ghalie, Chief Medical Officer
•
Daniel P. Gold, Former President and Chief Executive Officer and Director
•
Brian G. Drazba, Former Chief Financial Officer

Summary Compensation Table

The table below sets forth for the fiscal years ended June 30, 2023, 2022 and 2021, the compensation of our named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)(4)(5)(6)	All Other Compensation ($)	Total ($) (7)
David M. Urso (8)	2023	$541,185	$—	$1,352,600	$207,273	$—	$2,101,058
President and Chief Executive Officer	2022	$516,810	$—	$1,078,500	$148,842	$—	$1,744,152
	2021	$492,200	$174,500	$1,265,250	$188,267	$—	$2,120,217
Richard G. Ghalie. M.D.	2023	$479,205	$—	$218,900	$148,554	$—	$846,659
Chief Medical Officer	2022	$463,000	$—	$575,200	$118,528	$—	$1,156,728
	2021	$432,481	$69,800	$522,750	$118,065	$—	$1,143,096
Daniel P. Gold, Ph.D. (9)	2023	$685,603	$—	$584,700	$344,894	$831,443	$2,446,640
Former President and Chief	2022	$716,625	$—	$1,536,800	$275,184	$—	$2,528,609
Executive Officer and Director	2021	$682,500	$279,200	$1,638,800	$348,075	$—	$2,948,575
Brian G. Drazba (10)	2023	$428,635	$—	$136,800	$132,877	$—	$698,312
Former Chief Financial Officer	2022	$414,140	$—	$359,500	$106,020	$—	$879,660
	2021	$406,020	$—	$554,300	$138,047	$—	$1,098,367

(1)
Represents the aggregate grant date fair value of restricted stock unit awards (RSUs) granted in accordance with Financial Accounting Standards Board, Accounting Standards Codification, Topic 718, “Stock Compensation” ("ASC Topic 718"), calculated based on the closing market price of our common stock on the date of grant. The RSUs, which were granted in July 2020, are reported as fiscal year 2021 compensation because the grant date occurred after the end of fiscal year 2020. These RSUs were viewed as separate from the regular option program in fiscal year 2021 because they were a reward for fiscal year 2020.
(2)
Represents the aggregate grant date fair value of options granted in accordance with ASC Topic 718.
(3)
Mr. Urso received a bonus of 38% of his base salary for the fiscal year ended June 30, 2023 based upon the Compensation Committee’s determination to award bonuses at 77.5% of target levels. Mr. Urso received a bonus of 29% of his base salary for the fiscal year ended June 30, 2022, based upon the Compensation Committee’s determination to award bonuses at 64% of target levels. Mr. Urso received a bonus of 38% of his base salary for the fiscal year ended June 30, 2021, based upon the Compensation Committee’s determination to award bonuses at 85% of target levels.
(4)
Dr. Ghalie received a bonus of 31% of his base salary for the fiscal year ended June 30, 2023, based on the compensation committee's determination to award bonuses at 77.5% of target levels. Dr. Ghalie received a bonus of 26% of his base salary for the fiscal year ended June 30, 3022, based on the compensation committee’s determination to award bonuses at 64% of target levels. Dr. Ghalie received a bonus of 26% of his base salary for the fiscal year ended June 30, 2021, based on the compensation committee's determination to award bonuses at 85% of target levels.
(5)
Dr. Gold received a bonus of 50% of his base salary for the fiscal year ended June 30, 2023, based upon the Compensation Committee’s determination to award bonuses at 77.5% of target levels. Dr. Gold received a bonus of 38% of his base salary for the fiscal year ended June 30, 2022, based upon the Compensation Committee’s determination to award bonuses at 64% of target levels. Dr. Gold received a bonus of 51% of his base salary for the fiscal year ended June 30, 2021, based upon the Compensation Committee’s determination to award bonuses at 85% of target levels.
(6)
Mr. Drazba received a bonus of 31% of his base salary for the fiscal year ended June 30, 2023, based upon the Compensation Committee’s determination to award bonuses at 77.5% of target levels. Mr. Drazba received a bonus of 26% of his base salary for the fiscal year ended June 30, 2022, based upon the Compensation Committee’s determination to award bonuses at 64% of target levels. Mr. Drazba received a bonus of 34% of his base salary for the fiscal year ended June 30, 2021, based upon the Compensation Committee’s determination to award bonuses at 85% of target levels.

(7)
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
(8)
Effective June 2, 2023, Mr. Urso became our president and chief executive officer, and prior to such date, Mr. Urso, was our chief operating officer and general counsel.
(9)
Dr. Gold resigned as our president and chief executive officer effective June 2, 2023. All Other Compensation consists of $741,707 and $89,736 paid to Dr. Gold as severance and paid time off, respectively, pursuant to his termination agreement effective as of June 2, 2023, and more fully described below in “Employment Agreements.”
(10)
Mr. Drazba resigned as our chief financial officer on August 1, 2023. Justin J. File became our chief financial officer August 1, 2023.

Employment Agreements

We have entered into written employment agreements with each of the named executive officers, which set forth the terms of their respective employments.

Employment Agreement between David M. Urso and MEI Pharma

On May 31, 2023, the MEI board of directors appointed Mr. Urso as President and Chief Executive Officer of MEI, effective as of June 2, 2023. Mr. Urso was also elected as a member of the MEI board of directors, effective as of June 8, 2023. Mr. Urso will serve as a member of the class of directors whose term expires at the 2025 annual meeting of MEI’s stockholders and until his successor is duly elected and qualified or until his earlier resignation or removal. At this time, Mr. Urso is not expected to serve on any committees of the board of directors.

In connection with Mr. Urso’s appointment as President and Chief Executive Officer, Mr. Urso and MEI entered into a new employment agreement (the “CEO Employment Agreement”), effective as of June 2, 2023, that replaces the existing employment agreement dated March 6, 2014, between MEI and Mr. Urso, as amended by Amendment No. 1, dated July 12, 2018. The CEO Employment Agreement provides for an annual base salary of $614,000, with a target annual bonus opportunity of 50% of base salary. Mr. Urso will be eligible to participate in MEI’s health, retirement, expense reimbursement and other benefit plans.

The CEO Employment Agreement provides for a grant as of June 2, 2023 of an option to purchase a number of shares of MEI’s common stock, under MEI’s equity compensation plan, equal to 2.5% of MEI’s outstanding shares as of the date of grant, with vesting over a 4-year period, full vesting on a change in control, and other terms and conditions consistent with the CEO Employment Agreement and grants made to other senior executives (the “CEO Initial Grant”). The exercise price of the CEO Initial Grant will be equal to the Nasdaq closing price per share of MEI stock on the date of grant. The CEO Employment Agreement further provides for a stock option grant to be made on the closing date of the Merger, contingent on the consummation of the Merger and subject to Mr. Urso’s being employed by or providing service to MEI or an affiliate at the time of grant (i.e., the closing date of the Merger), that is equal to 2.5% of the outstanding shares of MEI on the closing date of the Merger (calculated immediately after the effective time of the Merger), less the number of MEI shares underlying the CEO Initial Grant; provided, however, that the total number of shares covered by options granted to Mr. Urso in a calendar year shall not exceed 200,000 shares pursuant to the terms of the MEI’s equity compensation plan (the “CEO Second Grant”). The exercise price of the CEO Second Grant will be equal to the Nasdaq closing price per share of MEI stock on the date of grant (the closing date of the Merger). The CEO Second Grant will have the same vesting terms as the CEO Initial Grant.

If the full number of options called for pursuant to the CEO Second Grant cannot be granted on the closing date of the Merger in 2023 because of the per person share limit under the equity compensation plan, then an option for the number of shares that could not be granted on the closing date will be granted on January 2, 2024 (the “Top Off Grant”); provided that, if on January 2, 2024, MEI’s equity compensation plan does not have sufficient shares available to make the Top Off Grant, such grant will be made on the first subsequent date on which MEI does have sufficient shares under the equity compensation plan. To receive the Top Off Grant, Mr. Urso must be employed by or providing services to MEI or an affiliate on the applicable date of grant. The exercise price of the Top Off Grant will be equal to the Nasdaq closing price per share of MEI stock on the date of grant of the Top Off Grant, and the Top Off Grant will have the same vesting terms as the CEO Initial Grant. If the Merger is not consummated, then in certain circumstances a CEO Second Grant (and a Top Off Grant, if applicable) will be made to Mr. Urso according to the terms and conditions of the CEO Employment Agreement. On May 31, 2023, the MEI board of directors approved the CEO Initial Grant, the CEO Second Grant, and the Top Off Grant, as applicable, to be effective on their respective dates of grant.

For 2024 and subsequent years, Mr. Urso will be eligible to receive equity awards on similar terms as other senior executives of MEI. MEI will pay Mr. Urso’s legal fees in connection with negotiation of the CEO Employment Agreement and ancillary agreements, up to $7,500.

Under the CEO Employment Agreement, if Mr. Urso’s employment is terminated by MEI without cause or Mr. Urso resigns for good reason, Mr. Urso will be eligible to receive the following severance benefits if he signs an effective release of claims: (i) lump sum payment equal to 12 months of his base salary, (ii) if he elects COBRA health care continuation coverage, MEI will pay the monthly COBRA premium for 12 months, (iii) payment of a pro-rata annual bonus, if any, for the year of termination, and (iv) accelerated vesting of a portion of Mr. Urso’s outstanding stock options equal to the number of options that would have vested if he had continued to be employed by MEI for 12 months following termination. The CEO Employment Agreement also provides that if, within 3 months before a change in control, MEI terminates Mr. Urso’s employment without cause at the request of the other party to the change in control transaction, or if, upon or within 2 years following a change in control, Mr. Urso’s employment is terminated by MEI without cause or Mr. Urso resigns for good reason, Mr. Urso’s outstanding stock options will fully vest and become exercisable as of his termination date, provided that he signs an effective release.

In the event that Mr. Urso’s employment is terminated due to his death or disability, vesting of a portion of Mr. Urso’s outstanding stock options will accelerate equal to the number of options that would have vested if he had continued to be employed by MEI for 12 months following termination, subject to his execution of an effective release in the event of disability.

Mr. Urso will continue to remain subject to his Employee Proprietary Information and Inventions Agreement, dated April 7, 2014.

Employment Agreement between Richard G. Ghalie and MEI Pharma

In connection with Dr. Ghalie’s appointment as Chief Medical Officer, effective May 3, 2021, we entered into an amendment to his Employment Letter, dated February 17, 2016 (as amended, the “Ghalie Employment Letter”). The Ghalie Employment Letter provides for an annual base salary of $463,000, and a stock option award to purchase 75,000 shares of our common stock. Effective July 1, 2021, pursuant to the terms of the Ghalie Employment Letter, Dr. Ghalie is eligible to earn an annual cash bonus in an amount up to a maximum of 40% of the base salary based on his achievement of milestones established by the Compensation Committee of the Board of Directors.

Dr. Ghalie may terminate his employment at any time other than for Good Reason (as defined in the Ghalie Employment Letter), upon providing one (1) month advance notice to us. Dr. Ghalie may terminate his employment with Good Reason by providing us with notice within sixty (60) days of the event giving rise to the Good Reason (and we do not cure the Good Reason event within thirty (30) days after receiving notice). We have the right to terminate the Ghalie Employment Letter with or without Cause (as defined in the Ghalie Employment Letter) at any time. If Dr. Ghalie’s employment is terminated by us without Cause or by Dr. Ghalie for Good Reason, Dr. Ghalie will be entitled to (i) a lump sum payment in an amount equal to twelve (12) months of his base salary and (ii) accelerated vesting of his options such that Dr. Ghalie will be vested in the same number of options as if he had continued to be employed by us for an additional twelve (12) months, subject to his execution and nonrevocation of a release of claims. The Ghalie Employment Letter contains confidentiality provisions.

Employment Agreement between Daniel P. Gold and MEI Pharma

In May 2023, our board of directors appointed David M. Urso to be President and Chief Executive Officer of MEI, effective as of June 2, 2023, and terminated the employment of Daniel Gold, Ph.D., the current Chief Executive Officer, effective as of June 2, 2023.

Our board of directors determined that Dr. Gold’s termination of employment is a termination without cause under the terms of Dr. Gold’s employment agreement, dated April 23, 2010, between MEI and Dr. Gold (the “Gold Employment Agreement”). Dr. Gold will receive severance pay equal to 12 months of base salary and accelerated vesting of the portion of his stock options that would have vested over the next 12 months, pursuant to the terms of the Gold Employment Agreement applicable to a termination without cause, as well as an annual bonus for the fiscal year ending June 30, 2023 based on performance and board discretion and a three-year period to exercise Dr. Gold’s vested stock options following the date on which he ceases to serve as a member of our board of directors (but no later than the expiration of the term of the option). Dr. Gold continues to be bound by restrictive covenants under his Employee Proprietary Information and Inventions Agreement, and he continues to be a member of our board of directors.

Employment Agreement between Brian G. Drazba and MEI Pharma

In connection with Mr. Drazba’s appointment as Chief Financial Officer, we entered into an Employment Letter, dated February 1, 2017, with Mr. Drazba (the “Drazba Employment Letter”). The Drazba Employment Letter provided for an annual base salary of $350,000, which has been increased periodically by the Compensation Committee. Pursuant to the terms of the Drazba Employment Letter, Mr. Drazba is eligible to earn an annual cash bonus, beginning for the fiscal year starting on July 1, 2017, in an amount up to a maximum of 40% of the base salary, based on his achievement of milestones established by the Compensation Committee of the Board of Directors.

Mr. Drazba may terminate his employment at any time other than for Good Reason (as defined in the Drazba Employment Letter), upon providing two (2) months advance notice to us. Mr. Drazba may terminate his employment with Good Reason by providing us with notice within sixty (60) days of the event giving rise to the Good Reason (and we do not cure the Good Reason event within thirty (30) days after receiving notice). We have the right to terminate the Drazba Employment Letter with or without Cause (as defined in the Drazba Employment Letter) at any time. If Mr. Drazba’s employment is terminated by us without Cause or by Mr. Drazba for Good Reason, Mr. Drazba will be entitled to (i) a lump sum payment in an amount equal to twelve (12) months of his base salary and (ii) accelerated vesting of his options such that Mr. Drazba will be vested in the same number of options as if he had continued to be employed by us for an additional twelve (12) months, subject to his execution and nonrevocation of a release of claims. The Drazba Employment Letter contains confidentiality provisions.

On June 20, 2023, Mr. Drazba and MEI signed a Separation and Release Agreement, where Mr. Drazba's employment with MEI will terminate at either the closing date of the Merger or no later than September 1, 2023. In consideration of the Separation and Release Agreement, Mr. Drazba is entitled to receive a payment of $428,635, payment of monthly COBRA premium for 12 months, payment of a pro-rata annual bonus, if any, for the year of termination, and accelerated vesting of a portion of Mr. Drazba’s outstanding stock options equal to the number of options that would have vested if he had continued to be employed by MEI for 12 months following termination. Mr. Drazba terminated employment with MEI on August 1, 2023.

Grants of Plan-Based Awards For Fiscal Year Ended June 30, 2023

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Stock Awards Number of Shares of Stocks of Units	All Other Option Awards Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Target	Maximum
David M. Urso	July 5, 2022	$267,449	N/A	—	52,500	$10.80	$410,400
David M. Urso	June 2, 2023	N/A	N/A	—	166,571	$7.50	$942,200
Richard G. Ghalie, M.D.	July 5, 2022	$191,682	N/A	—	28,000	$10.80	$218,900
Daniel P. Gold, Ph.D.	July 5, 2022	$445,024	N/A	—	74,800	$10.80	$584,700
Brian G. Drazba	July 5, 2022	$171,454	N/A	—	17,500	$10.80	$136,800

(1) The Board established single bonus targets and, as disclosed in the Summary Compensation Table, determined to pay out bonuses at 77.5% of the target levels.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all stock options and RSUs held by our named executive officers on June 30, 2023:

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Options Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	(#)	(#)	Footnote	($/Share)	Date	(#)	($)
David M. Urso	—	166,571	(1)	$7.50	6/2/2033	—	$—
	—	52,500	(2)	$10.80	7/5/2032	—	$—
	14,375	15,625	(3)	$59.00	7/1/2031	—	$—
	19,142	7,108	(4)	$69.80	7/2/2030	—	$—
	17,136	364	(5)	$50.40	7/1/2029	—	$—
	11,000	—	(6)	$85.60	7/12/2028	—	$—
	6,500	—	(7)	$86.60	6/22/2028	—	$—
	6,500	—	(8)	$56.60	7/6/2027	—	$—
	6,500	—	(9)	$27.20	7/28/2026	—	$—
	6,375	—	(11)	$31.40	7/27/2025	—	$—
Richard G. Ghalie, M.D.	—	28,000	(2)	$10.80	7/5/2032	—	$—
	7,675	8,325	(3)	$59.00	7/1/2031	—	$—
	1,956	1,794	(14)	$71.00	5/3/2031	—	$—
	5,472	2,028	(4)	$69.80	7/2/2030	—	$—
	7,344	156	(5)	$50.40	7/1/2029	—	$—
	6,500	—	(6)	$85.60	7/12/2028	—	$—
	3,250	—	(15)	$57.60	7/7/2027	—	$—
	1,250	—	(13)	$27.60	7/13/2026	—	$—
	6,500	—	(12)	$24.20	3/6/2026	—	$—
Daniel P. Gold, Ph.D.	35,850	—	(16)	$10.80	7/5/2032	—	$—
	31,177	—	(16)	$59.00	7/1/2031	—	$—
	33,292	—	(16)	$69.80	7/2/2030	—	$—
	33,750	—	(16)	$50.40	7/1/2029	—	$—
	15,000	—	(16)	$85.60	7/12/2028	—	$—
	19,000	—	(16)	$86.60	6/22/2028	—	$—
	19,000	—	(16)	$56.60	7/6/2027	—	$—
	19,000	—	(16)	$27.20	7/28/2026	—	$—
	13,775	—	(16)	$31.80	7/28/2025	—	$—
Brian G. Drazba	—	17,500	(2), (17)	$10.80	7/5/2032	—	$—
	4,800	5,200	(3), (17)	$59.00	7/1/2031	—	$—
	8,391	3,109	(4), (17)	$69.80	7/2/2030	—	$—
	11,261	239	(5), (17)	$50.40	7/1/2029	—	$—
	5,000	—	(6), (17)	$85.60	7/12/2028	—	$—
	6,500	—	(7), (17)	$86.60	6/22/2028	—	$—
	2,500	—	(8), (17)	$56.60	7/6/2027	—	$—
	7,500	—	(10), (17)	$31.80	4/3/2027	—	$—
(1)
Twenty-five percent of the options vest on June 3, 2024; the remaining seventy-five percent of the option will vest in equal monthly installments over the following 36 months.
(2)
Twenty-five percent of the options vest on July 5, 2023; the remaining seventy-five percent of the option will vest in equal monthly installments over the following 36 months.
(3)
Twenty-five percent of the options vest on July 5, 2022; the remaining seventy-five percent of the option will vest in equal monthly installments over the following 36 months.
(4)
Twenty-five percent of the options vested on July 2, 2021; the remaining seventy-five percent of the options will vest in equal monthly installments over the following 36 months.
(5)
Twenty-five percent of the options vested on July 1, 2020; the remaining seventy-five percent of the options will vest in equal monthly installments over the following 36 months.
(6)
Twenty-five percent of the options vested on July 12, 2019; the remaining seventy-five percent of the options will vest in equal monthly installments over the following 36 months.
(7)
Twenty-five percent of the options vested on June 22, 2019; the remaining seventy-five percent of the options will vest in equal monthly installments over the following 36 months.
(8)
Twenty-five percent of the options vested on July 6, 2018; the remaining seventy-five percent of the options will vest in equal monthly installments over the following 36 months.

(9)
The options vested in equal installments over 36 months from the grant date of July 29, 2016.
(10)
The options vested in equal monthly installments over 36 months from the date of grant of April 3, 2017.
(11)
The options vested in equal installments over 36 months from the grant date of July 28, 2015.
(12)
The options vested in equal installments over 36 months from the grant date of March 7, 2016.
(13)
The options vested in equal installments over 36 months from the grant date of July 14, 2016.
(14)
Twenty-five percent of the options vested on May 3, 2022; the remaining seventy-five percent of the option vest in equal monthly installments over the following 36 months.
(15)
Twenty-five percent of the options vested on July 7, 2018; the remaining seventy-five percent of the option vested in equal monthly installments over the following 36 months.
(16)
In connection with Dr. Gold's Separation and Release Agreement, all outstanding options vested and became exercisable on an accelerated basis as of the transition date for the same number of shares that would have vested had he continued to be employed by MEI through the first anniversary of the transition date (June 2, 2024).
(17)
In connection with Mr. Drazba's Separation and Release Agreement dated June 16, 2023, upon his transition date of August 1, 2023, all outstanding options vest and become exercisable on an accelerated basis as of the transition date for the same number of shares that would have vested had he continued to be employed by MEI through the first anniversary of the transition date (August 1, 2024).

Option Exercises and Stock Vested

Mr. Urso, Dr. Ghalie, Dr. Gold and Mr. Drazba did not exercise any stock options during the fiscal year ended June 30, 2023. 1,000 RSUs vested for Dr. Ghalie during the fiscal year ended June 30, 2023.

Pay Versus Performance

Provided below is our “pay versus performance” disclosure as required pursuant to Item 402(v) of Regulation S-K promulgated under the Exchange Act. As required by Item 402(v), we have included:

•
A description of our most important measures that our Compensation Committee used in fiscal year 2023 to link a measure of pay calculated in accordance with Item 402(v) (referred to as “compensation actually paid”, or “CAP”) to our performance;
•
A table that compares the total compensation of our named executive officers’ (also known as NEOs) as presented in the Summary Compensation Table (“SCT”) to CAP and that compares CAP to specified performance measures; and
•
Graphs that describe:
o
the relationships between CAP and our cumulative total shareholder return (“TSR”), GAAP Net Income, and our selected measure, Total Cash (defined as all cash, cash equivalents, and investment held to maturity); and
o
the relationship between our TSR and the TSR of the Nasdaq Biotechnology Index (“Peer Group TSR”).

Given our current pay program, the only difference between the SCT and CAP amounts for our NEOs is the value of equity awards, which for purposes of the SCT is based on the grant date fair value of equity awards granted during the year, and for purposes of CAP is based on the year over year change in the fair value of equity awards that are unvested as of the end of the year, or that vested, or were forfeited during the year.

Note: pursuant to Item 402(v)(8), MEI, as a smaller reporting company ("SRC"), has provided the information required by 402(v) for three years, instead of five years and is not required to provide the disclosure required by 402(v)(2)(iv) or 402(v)(5) with respect to the total shareholder return of any peer group, or our-Selected Measure disclosure required by 402 (v)(2)(vi), or the Tabular List provided pursuant to 402(v)(6).

This disclosure has been prepared in accordance with Item 402(v) and does not necessarily reflect value actually realized by the NEOs. Please refer to our Compensation Discussion and Analysis, above, for a discussion of our executive compensation program objectives and the ways in which we align executive compensation with performance.

Our Most Important Metrics Used for Linking Pay and Performance. As required by Item 402(v), below are the most important metrics linking CAP to performance for fiscal year 2023. Besides stock price, the only financial performance measure the Committee used to link executive compensation to performance in 2023 was Total Cash.

Compensation decisions are made each year taking into account a number of other factors. Target pay levels are primarily set based on clinical milestones, individual performance, scope of responsibility, and an annual assessment of pay competitiveness within the market, but aside from Total Cash and stock price, no additional financial performance measures were used by us to link compensation actually paid to our NEOs in fiscal year 2023 to our performance.

Pay Versus Performance Table. In accordance with Item 402(v) and under rules adopted by the SEC pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we are providing the tabular disclosure for our Chief Executive Officer (our Principal Executive Officer or “PEO”) and the average of our NEOs other than the PEO for fiscal years 2021, 2022 and 2023.

							Value of Initial Fixed $100 Investment Based on Total Shareholder Return
Year	Summary Compensation Table for Total Current PEO (Urso)(1)	Compensation Actually Paid to Current PEO (Urso)(2,3)	Summary Compensation Table for Total Former PEO (Gold)(1)	Compensation Actually Paid to Former PEO (Gold)(2,3)	Average Summary Compensation Table Total for Non-PEO NEOs(1)	Average Compensation Actually Paid to Non-PEO NEOs(2,3)	MEI Total Shareholder Return	Peer Total Shareholder Return(4)	MEI Net Income ($ Millions)	Company Selected Measure: Total Cash ($Millions)(5)
(a)	(b)	(c)	(b)	(c)	(d)	(e)	(f)		(h)	(i)
2023	$2,101,058	$1,689,893	$2,446,640	$1,853,678	$772,486	$640,229	$8	$95	$(32)	$101
2022	$—	$—	$2,528,609	$268,643	$1,260,180	$250,830	$15	$87	$(54)	$153
2021	$—	$—	$2,948,575	$1,476,023	$1,271,435	$607,434	$69	$120	$(41)	$153

(1)
The PVP table reflects required disclosures for fiscal years 2021, 2022 and 2023. The Principal Executive Officer (PEO) is Daniel Gold from fiscal 2021, 2022 and 2023 but was replaced by David Urso as the PEO as of June 2, 2023. The non-PEO NEOs in fiscal year 2021 are Brian Drazba, Richard Ghalie, Robert Mass (former Chief Medical Officer) and David Urso; the non-PEO NEOs in fiscal year 2022 are Brian Drazba, Richard Ghalie, and David Urso; the non-PEO NEOs in fiscal year 2023 are Brian Drazba and Richard Ghalie.

Fiscal Year	PEO	Non-PEO NEOs
2023	David M. Urso (Current) Daniel P. Gold, Ph.D. (Former)	Brian G. Drazba and Richard G. Ghalie, M.D.
2022	Daniel P. Gold, Ph.D.	Brian G. Drazba, Richard G. Ghalie, M.D. and David M. Urso
2021	Daniel P. Gold, Ph.D.	Brian G. Drazba, Richard G. Ghalie, M.D., Robert D. Mass (former Chief Medical Officer; retired on May 3, 2021) and David M. Urso

(1)
The amounts shown for CAP have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually earned, realized, or received by our NEOs. These amounts reflect the Summary Compensation Table Total with certain adjustments as described in footnote 3 below.
(2)
"Compensation Actually Paid" (CAP) is calculated by taking Summary Compensation Table total compensation: a) less the stock award and stock option grant values; b) plus the year over year change in the fair value of stock and option awards that are unvested as of the end of the year, or that vested, or were forfeited during the year. We have not paid dividends historically and does not sponsor any pension arrangements; thus, no adjustments are made for those items. Reconciliation of the Summary Compensation Table total compensation and CAP is summarized in the following table:

	Current PEO (Urso)(i)
Fiscal Year	2021	2022	2023
SCT Total	$2,120,217	$1,744,152	$2,101,058
Stock and Option Award Values Reported in SCT for the Covered Year	(1,439,750)	(1,078,500)	(1,352,600)
Fair Value of Outstanding Unvested Stock and Option Awards Granted in the Covered Year	974,099	167,280	1,064,015
Change in Fair Value of Outstanding Unvested Stock and Option Awards from Prior Years	(283,889)	(508,767)	(70,339)
Fair Value of Stock and Option Awards Granted in Covered Year that Vested	—	—	—
Change in Fair Value of Stock and Option Awards from Prior Years that Vested in Covered Year	(146,040)	(127,938)	(52,241)
Fair Value of Stock and Option Awards Forfeited during the Covered Year	—	—	—
Compensation Actually Paid	$1,224,637	$196,227	$1,689,893

	Former PEO (Gold)(i)
Fiscal Year	2021	2022	2023
SCT Total	$2,948,575	$2,528,609	$2,446,640
Stock and Option Award Values Reported in SCT for the Covered Year	(1,918,000)	(1,536,800)	(584,700)
Fair Value of Outstanding Unvested Stock and Option Awards Granted in the Covered Year	1,305,119	238,374	—
Change in Fair Value of Outstanding Unvested Stock and Option Awards from Prior Years	(551,681)	(747,241)	—
Fair Value of Stock and Option Awards Granted in Covered Year that Vested	—	—	188,782
Change in Fair Value of Stock and Option Awards from Prior Years that Vested in Covered Year	(307,990)	(214,299)	(129,123)
Fair Value of Stock and Option Awards Forfeited during the Covered Year	—	—	(67,921)
Compensation Actually Paid	$1,476,023	$268,643	$1,853,678

	Average Non-PEO (Gold)(i)
Fiscal Year	2021	2022	2023
SCT Total	$1,271,435	$1,260,180	$772,486
Stock and Option Award Values Reported in SCT for the Covered Year	(785,225)	(671,067)	(177,850)
Fair Value of Outstanding Unvested Stock and Option Awards Granted in the Covered Year	439,021	104,085	101,680
Change in Fair Value of Outstanding Unvested Stock and Option Awards from Prior Years	(146,669)	(349,416)	(31,805)
Fair Value of Stock and Option Awards Granted in Covered Year that Vested	—	—	—
Change in Fair Value of Stock and Option Awards from Prior Years that Vested in Covered Year	(99,445)	(92,952)	(24,282)
Fair Value of Stock and Option Awards Forfeited during the Covered Year	(71,683)	—	—
Compensation Actually Paid	$607,434	$250,830	$640,229

(i) The fair value of options awards used to calculate CAP was determined using the Black-Scholes option pricing model, in accordance with FASB 718

(4)
The Peer Group TSR set forth in this table utilizes the Nasdaq Biotechnology Index, which we also utilize in the stock performance graph required by Item 201(e) of Regulation S-K included in our Annual Report for the year ended June 30, 2019. The comparison assumes $100 was invested for the period starting June 30, 2020, through the end of the listed year in us and in the Nasdaq Biotechnology Index, respectively. Historical stock performance is not necessarily indicative of future stock performance.
(5)
We determined Total Cash to be the most important financial performance measure used to link our performance to CAP to our PEO and Non-PEO NEOs in 2023. Total Cash is defined as total cash, cash equivalents and short-term investments.

Relationship between CAP and TSR. The chart below reflects the relationship between the PEO and average non-PEO NEO CAP versus our TSR and the Peer Group TSR.

Relationship between CAP and GAAP Net Loss. The chart below reflects the relationship between the PEO and average non-PEO NEO CAP and our GAAP Net Loss.

Compensation Actually Paid vs. Net Loss ($M)
$1,476K
($41)
$607K
($54)
$269K
$251K
$1,690K
$1,854K
($32)
$640K
2021
2022
2023
Comp. Actually Paid (Urso)
Comp. Actually Paid (Gold)
Comp. Actually Paid (Other NEOs)
Net Loss ($M)

Relationship between CAP and Total Cash (our Selected Measure). The chart below reflects the relationship between the PEO CAP and average non-PEO NEO CAP and our Total Cash.

Compensation of Directors

The following table provides details of the fees paid to our non-executive directors who served on the Board for the fiscal year ended June 30, 2023:

	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	Total ($)
Name
Christine A. White, M.D. (3)	$42,800	$33,600	$76,400
Charles V. Baltic III (4)	85,600	33,600	119,200
Cheryl L. Cohen (5)	32,800	33,600	66,400
Frederick W. Driscoll (6)	65,600	33,600	99,200
Tamar D. Howson (7)	63,797	33,600	97,397
Nicholas R. Glover, Ph.D. (8)	77,600	33,600	111,200
Sujay R. Kango (9)	63,475	33,600	97,075
Thomas C. Reynolds, M.D., Ph.D. (10)	64,100	33,600	97,700
Daniel P. Gold, Ph.D. (11)	3,673	—	3,673

(1) For the fiscal year ended June 30, 2023, each of our non-executive directors received an annual cash retainer of $45,600. In addition to the annual cash retainer, the Chair received additional annual compensation of $35,000, and each Board Committee chair received additional compensation as follows: Audit Committee: $20,000; Compensation Committee: $15,000; Nominating and Governance Committee: $10,000; and Strategic Committee: $10,000. Committee members not receiving compensation as a committee chairperson received additional compensation as follows: Audit Committee: $10,000; Compensation Committee: $7,500; Nominating and Governance Committee: $5,000; and Strategic Committee: $7,000. Such amounts are pro-rated for periods of service less than the full fiscal year.

(2)
Represents the aggregate grant date fair value of options granted in accordance with FASB ASC Topic 718. All stock options granted to non-employee directors in the fiscal year ended June 30, 2023, were granted under our 2008 Equity Plan, and are ten-year options with an exercise price equal to the closing market price of our common stock on the date of grant. The stock options granted vest ratably each month over 12 months, subject to continued service on the Board of Directors. During the fiscal year ended June 30, 2023, each non-employee director, except for Dr. Gold, received an annual grant of 4,375 options at an exercise price of $10.80 per share.
(3)
Dr. White received cash compensation of $17,500 in connection with her service as Chair of the Board, and $2,500 in connection with her service on the Nominating and Governance Committee. Dr. White completed her Board service on December 31, 2022.
(4)
Mr. Baltic received cash compensation of $17,500 in connection with his service as Chair of the Board beginning in January 2023, $10,000 in connection with his service on the Audit Committee, $5,000 in connection with his service as Chair of the Nominating and Governance Committee through December 31, 2022, $2,500 in connection with his service on the Nominating and Governance Committee commencing January 1, 2023, and $5,000 in connection with his service as Chair of the Ad Hoc transactions Committee commencing January 1, 2023 through July 31, 2023.
(5)
Ms. Cohen received cash compensation of $5,000 in connection with her service on the Audit Committee and $5,000 in connection with her service on the Strategic Committee. Ms. Cohen completed her Board service on December 31, 2022.
(6)
Mr. Driscoll received cash compensation of $20,000 in connection with his service as Chair of the Audit Committee.
(7)
Ms. Howson received cash compensation of $7,500 in connection with her service on the Compensation Committee, $5,000 in connection with her service on the Nominating and Governance Committee and $5,697 in connection with her service on the Strategic Committee through March 31, 2023 and then recommencing on June 8, 2023.
(8)
Dr. Glover received cash compensation of $15,000 in connection with his service as Chair of the Compensation Committee, $10,000 in connection with his service on the Audit Committee and $7,000 in connection with his service on the Strategic Committee.
(9)
Mr. Kango received cash compensation of $7,500 in connection with his service on the Compensation Committee, $5,000 in connection with his service on the Nominating and Governance Committee and $5,375 in connection with his service on the Strategic Committee through March 31, 2023.
(10)
Dr. Reynolds received cash compensation of $7,500 in connection with his service on the Compensation Committee, $2,500 in connection with his service on the Nominating and Governance Committee through December 31, 2022, $5,000 in connection with his service as Chair of the Nominating and Governance Committee commencing January 1, 2023, and $3,500 in connection with his service on the Strategic Committee commencing January 1, 2023.
(11)
Dr. Gold, our former president and chief executive officer, received cash compensation of $3,673 in connection with his transition to a non-employee director as of June 2, 2023.

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

The rights of each indemnitee are in addition to any other rights provided for under our amended and restated certificate of incorporation, and our amended and restated by-laws, as may be amended from time to time, and under Delaware law.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of October 1, 2023 (except as otherwise indicated below) by (i) each person known to beneficially own more than 5% of our common stock, (ii) each of our named executive officers and directors, and (iii) our officers and directors as a group. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or restricted stock units, exercisable or convertible on or within sixty (60) days of October 1, 2023, are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The percentage of beneficial ownership described below is based on 6,662,857 shares of common stock outstanding, plus adjustments to the number of shares of common stock outstanding as described above, as of October 1, 2023.

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percentage of Shares Beneficially Owned
Anson Fund Mgmt LP (1)	914,188	13.7%
Cable Car Capital LLC (2)	490,840	7.4%
The Vanguard Group, Inc. (3)	383,551	5.8%
Tang Capital Management, LLC (4)	361,084	5.4%
Daniel P. Gold, Ph.D. (5)	244,043	3.5%
David M. Urso (6)	133,714	1.7%
Brian G. Drazba (7)	63,203	*
Richard G. Ghalie, M.D. (8)	53,723	*
Charles V. Baltic III (9)	27,263	*
Frederick W. Driscoll (10)	20,249	*
Thomas C. Reynolds, M.D., Ph.D. (11)	22,208	*
Nicholas R. Glover, Ph.D. (12)	21,708	*
Tamar D. Howson (13)	15,708	*
Sujay R. Kango (14)	10,214	*
All Current Directors and Executive Officers as a Group (10 People)	592,033	8.2%

* Represents beneficial ownership of less than 1%

(1)
Based upon information contained in Amendment No. 6 to the Statement on Schedule 13D filed by the stockholder on October 13, 2023, shares beneficially owned consists of 914,188 shares of common stock held directly. The shares are held of record by Anson Funds Management LP. The principal address is 16000 Dallas Parkway, Suite 800, Dallas, Texas 75248.
(2)
Based upon information contained in Amendment No. 6 to the Statement on Schedule 13D filed by the stockholder on October 13, 2023, shares beneficially owned consists of 490,840 shares of common stock held directly. The shares are held of record by Cable Car Capital LLC. The principal address is 601 California Street, Suite 1151, San Francisco, California 94108.
(3)
Based upon information contained in the Statement on Schedule 13G filed by the stockholder on February 9, 2023, aggregate shares beneficially owned are 383,551, including 381,749 shares where the stockholder has sole dispositive power and 1,802 shares where the stockholder has shared dispositive power. The principal address is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(4)
Based upon information contained in the Statement on Schedule 13G filed by the stockholder on May 1, 2023, shares beneficially owned consists of 361,084 shares of common stock held directly. The shares are held of record by Tang Capital Partners, LP. The principal address is 4747 Executive Drive, Suite 210, San Diego, CA 92121.
(5)
Includes 223,177 shares issuable to Dr. Gold upon the exercise of vested stock options and 20,866 shares of common stock. Dr. Gold exercises sole voting and investment control with respect to the shares. Dr. Gold’s business address is c/o MEI Pharma, Inc., 11455 El Camino Real, Suite 250, San Diego, California, 92130.
(6)
Includes 111,250 shares issuable to Mr. Urso upon the exercise of stock options that are exercisable within 60 days of October 1, 2023 and 2,464 shares of common stock. Mr. Urso exercises sole voting and investment control with respect to the shares. Mr. Urso’s business address is c/o MEI Pharma, Inc., 11455 El Camino Real, Suite 250, San Diego, California, 92130.
(7)
Includes 61,328 shares issuable to Mr. Drazba upon the exercise of vested stock options and 1,875 shares of common stock. Mr. Drazba exercises sole voting and investment control with respect to the shares. Mr. Drazba’s business address is c/o MEI Pharma, Inc., 11455 El Camino Real, Suite 250, San Diego, California, 92130.
(8)
Includes 52,277 shares issuable to Dr. Ghalie upon the exercise of stock options that are exercisable within 60 days of October 1, 2023 and 1,446 shares of common stock. Dr. Ghalie exercises sole voting and investment control with respect to the shares. Dr. Ghalie’s business address is c/o MEI Pharma, Inc., 11455 El Camino Real, Suite 250, San Diego, California, 92130.
(9)
Includes 21,708 shares issuable to Mr. Baltic upon the exercise of stock options that are exercisable within 60 days of October 1, 2023, as well as 5,555 shares of common stock. Mr. Baltic exercises direct voting and investment control with respect to 5,288 shares of common stock and indirect voting and investment control with respect to 267 shares of common stock. Mr. Baltic’s business address is c/o MEI Pharma, Inc., 11455 El Camino Real, Suite 250, San Diego, California, 92130.

(10)
Includes 18,374 shares issuable to Mr. Driscoll upon the exercise of stock options that are exercisable within 60 days of October 1, 2023 and 1,875 shares of common stock. Mr. Driscoll exercises sole voting and investment control with respect to the shares. Mr. Driscoll’s business address is c/o MEI Pharma, Inc., 11455 El Camino Real, Suite 250, San Diego, California, 92130.
(11)
Includes 21,708 shares issuable to Dr. Reynolds upon the exercise of stock options that are exercisable within 60 days of October 1, 2023 and 500 shares of common stock. Dr. Reynolds exercises sole voting and investment control with respect to the shares. Dr. Reynolds’ business address is c/o MEI Pharma, Inc., 11455 El Camino Real, Suite 250, San Diego, California, 92130.
(12)
Includes 21,708 shares issuable to Dr. Glover upon the exercise of stock options that are exercisable within 60 days of October 1, 2023. Dr. Glover’s business address is c/o MEI Pharma, Inc., 11455 El Camino Real, Suite 250, San Diego, California, 92130.
(13)
Includes 15,708 shares issuable to Ms. Howson upon exercise of stock options that are exercisable within 60 days of October 1, 2023. Ms. Howson’s business address is c/o MEI Pharma, Inc. 11455 El Camino Real, Suite 250, San Diego, California, 92130.
(14)
Includes 10,214 shares issuable to Mr. Kango upon exercise of stock options that are exercisable within 60 days of October 1, 2023. Mr. Kango's business address is c/o MEI Pharma, Inc., 11455 El Camino Real, Suite 250, San Diego, California, 92130.

Item 13. Certain Relationships and Related Transactions, and Director Independence

There were no related party transactions required to be disclosed pursuant to Item 404 of the Regulation S-K during the three years ended June 30, 2023.

Item 14. Principal Accountant Fees and Services.

The Audit Committee has selected BDO USA, P.C. (“BDO USA”) as independent registered public accounting firm to audit the financial statements of MEI for the fiscal year ending June 30, 2024. The Board of Directors is submitting the appointment of BDO USA to the stockholders for ratification as a matter of good corporate practice.

BDO USA has been engaged as our independent auditor since January 18, 2011. They have performed our annual audit of our financial statements for each fiscal year beginning with the fiscal year ended June 30, 2011.

Representatives of BDO USA are expected to attend the Annual Meeting. The BDO USA representatives will have an opportunity to make a statement at the meeting and are expected to be available to respond to appropriate questions.

Fees Paid to Independent Registered Public Accounting Firm

The following table represents aggregate fees for services provided to us in the fiscal years ended June 30, 2023 and 2022. by BDO USA, our current independent registered public accounting firm:

	Fiscal Year Ended June 30,
	2023	2022
Audit Fees (1)	$806,100	$469,400
Audit-Related Fees (2)	—	—
Tax Fees (3)	76,580	24,400
All Other Fees	—	—
Total Fees	$882,680	$493,800

(1)
"Audit Fees" relate to professional services rendered in connection with the audit of our annual consolidated financial statements, quarterly review of consolidated financial statements included in our Quarterly Reports on Form 10-Q and audit services provided in connection with other statutory and regulatory filings, including providing consents for inclusion of their opinion in registration statements filed with the Securities and Exchange Commission, and comfort letters in connection with sales of securities. During 2023, "Audit Fees" include $122,525 of fees related to the proposed Merger transaction.
(2)
BDO USA did not bill us for any "Audit-Related Fees" or "All Other Fees" during the fiscal years ended June 30, 2023 and 2022.
(3)
"Tax Fees" consist of fees for professional services related to tax compliance and advice. During 2023, "Tax Fees" include $51,200 of tax due diligence fees related to the proposed Merger transaction.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedure for pre-approving all audit and non-audit services to be performed by our independent auditors. The policy requires pre-approval of all services rendered by our independent auditors either as part of the Audit Committee’s approval of the scope of the engagement of the independent auditors or on a case-by-case basis.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
1. Consolidated Financial Statements

The consolidated financial statements required to be filed in the Amendment are included in Part II. Item 8 in the Original 10-K

2. Financial Statement Schedules

The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the consolidated financial statements or the notes thereto included in this Annual Report on Form 10-K.

3. Exhibits

The following Exhibits are filed as part of this Amendment as required by Regulation S-K. The Exhibits designated by an asterisk (^) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report. Certain exhibits have been previously filed with the SEC pursuant to the Securities Exchange Act of 1934 (Commission File Number 0-28191).

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

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on October 31, 2003 (Reg. No. 333-109129)).

4.2	Form of Warrant (incorporated by reference to Exhibit B to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2018 (File No. 000-50484)).

4.3	Description of Capital Stock of MEI Pharma, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K filed on September 9, 2020 (File No. 000-50484))

4.4	Description of MEI Common Stock (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K filed on September 26, 2023 (File No. 000-50484)

10.1^

Employment letter dated April 23, 2010, between Marshall Edwards, Inc. and Daniel Gold (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2010 (File No. 000-50484)).

10.2^

Employment letter dated March 6, 2014, between MEI Pharma, Inc. and David M. Urso (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2014 (File No. 000-50484)).

10.3^

Amendment No. 1, dated July 12, 2018, to the Employment Letter dated March 6, 2014, between MEI Pharma, Inc. and David M. Urso. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2018 (File No. 000-50484)).

10.4^

Employment letter dated February 1, 2017, between MEI Pharma, Inc. and Brian G. Drazba (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2017 (File No. 000-50484)).

10.5^

Employment letter dated February 17, 2016, between MEI Pharma, Inc. and Richard G. Ghalie (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on September 2, 2021 (File No. 000-50484)).

10.6^

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

10.22	Form of Warrant (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed on September 26, 2023 (File No. 000-50484)

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Registrant's Annual Report on Form 10-K filed on September 26, 2023 (File No. 000-50484)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(*)	Filed herewith.
(**)	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.
(***)	Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 2023.

MEI PHARMA, INC.

By:	/s/ David M. Urso
David M. Urso
Chief Executive Officer