Form 10-Q
period 2023-09-30
MEI Pharma, Inc.
filed 2023-11-09
CIK 1262104

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 001-41827

MEI Pharma, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	51-0407811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11455 El Camino Real Suite 250, San Diego, CA 92130

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of October 31, 2023, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 6,662,857.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MEI PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	September 30,	June 30,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,372	$16,906
Short-term investments	78,830	83,787
Unbilled receivables	—	85
Prepaid expenses and other current assets	6,220	6,750
Total current assets	88,422	107,528
Operating lease right-of-use asset	11,600	11,972
Property and equipment, net	1,229	1,309
Total assets	$101,251	$120,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,220	$6,134
Accrued liabilities	4,289	12,461
Deferred revenue	—	317
Operating lease liability	1,055	1,428
Total current liabilities	8,564	20,340
Deferred revenue, long-term	—	64,545
Operating lease liability, long-term	11,326	11,300
Total liabilities	19,890	96,185
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 6,663 shares issued and outstanding at September 30, 2023 and June 30, 2023.	—	—
Additional paid-in capital	430,984	430,621
Accumulated deficit	(349,623)	(405,997)
Total stockholders’ equity	81,361	24,624
Total liabilities and stockholders’ equity	$101,251	$120,809

See accompanying notes to condensed consolidated financial statements.

MEI PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,
	2023	2022
Revenues:
Revenue from customers	$752	$8,730
Revenue from collaboration agreements	64,545	—
Total revenues	65,297	8,730

Operating expenses:
Research and development	3,485	19,463
General and administrative	6,531	7,486
Total operating expenses	10,016	26,949
Income (loss) from operations	55,281	(18,219)
Other income (expense):
Change in fair value of warrant liability	—	1,117
Interest and dividend income	1,094	480
Other expense, net	(1)	(2)
Total other income, net	1,093	1,595
Net income (loss)	$56,374	$(16,624)

Net income (loss) per share - basic and diluted	$8.46	$(2.49)

Weighted-average shares used in computing net income (loss) per share - basic and diluted	6,663	6,663

See accompanying notes to condensed consolidated financial statements.

MEI PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2023	6,663	$430,621	$(405,997)	$24,624
Net income	—	—	56,374	56,374
Share-based compensation expense	—	363	—	363
Balance at September 30, 2023	6,663	$430,984	$(349,623)	$81,361

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2022	6,658	$426,572	$(374,159)	$52,413
Net loss	—	—	(16,624)	(16,624)
Issuance of common stock for vested restricted stock units	5	(40)	—	(40)
Share-based compensation expense	—	1,559	—	1,559
Balance at September 30, 2022	6,663	$428,091	$(390,783)	$37,308

See accompanying notes to condensed consolidated financial statements.

MEI PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$56,374	$(16,624)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	—	(1,117)
Share-based compensation	363	1,559
Non-cash lease expense	372	349
Depreciation expense	87	99
Changes in operating assets and liabilities:
Unbilled receivables	85	2,286
Prepaid expenses and other current assets	530	1,048
Accounts payable	(2,921)	500
Accrued liabilities	(8,172)	(1,604)
Deferred revenue	(64,862)	(971)
Operating lease liability	(347)	(307)
Net cash used in operating activities	(18,491)	(14,782)

Cash flows from investing activities:
Purchases of property and equipment	—	(63)
Purchases of short-term investments	(24,197)	(34,052)
Proceeds from maturity of short-term investments	29,154	47,850
Net cash provided by investing activities	4,957	13,735

Cash flows from financing activities:
Payments of tax withholdings related to vesting of restricted stock units	—	(40)
Net cash (used in) provided by financing activities	—	(40)
Net decrease in cash and cash equivalents	(13,534)	(1,087)
Cash and cash equivalents at beginning of the period	16,906	15,740
Cash and cash equivalents at end of the period	$3,372	$14,653

Supplemental cash flow information:
Purchases of property and equipment included in accounts payable	$7	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$4,347

See accompanying notes to condensed consolidated financial statements.

MEI PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

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

Reverse Stock Split

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

Current Events

Cooperation Agreement

On October 31, 2023, we announced a Cooperation Agreement (“Cooperation Agreement”) with Anson Funds and Cable Car Capital of which, among other non-financial related items as described within the overview section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained a capital return to stockholders in the form of a dividend in the amount of $1.75 per share of common stock to all stockholders. Additionally, a potential second return of capital of approximately $9.33 million in the aggregate will be authorized by the board of directors ("Board") should our ongoing ME-344 Phase 1b trial fail to meet certain defined endpoints or our Board determines not to proceed with a second cohort, both as further described in the Cooperation Agreement. The potential second return of capital may take the form of a dividend or tender offer and is subject to Board approval as well as modification associated with applicable requirements under Delaware law, both as detailed in the Cooperation Agreement. The $1.75 dividend is anticipated to be distributed during the second quarter of fiscal year 2024.

As part of the Cooperation Agreement, Anson and Cable Car withdrew their consent solicitation and agreed to abide by customary standstill provisions. Additionally, we will reimburse Anson and Cable Car’s fees and expenses related to their engagement with us to date, in an amount not to exceed $1.2 million. As of September 30, 2023, no amounts were expensed or accrued in connection with the Cooperation Agreement.

Cash Dividend

On November 6, 2023, we announced that pursuant to the Cooperation Agreement, the Board declared a special cash dividend of $1.75 per share of common stock, payable on December 6, 2023, to stockholders of record at the close of business on November 17, 2023.

Liquidity

We have accumulated losses of $349.6 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2023, we had $82.2 million in cash and cash equivalents and short-term investments. We believe that these resources will be sufficient to meet our obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these condensed consolidated financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements include the accounts of MEI Pharma, Inc. and our wholly owned subsidiary, Meadow Merger Sub, Inc. We have eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2023 should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2023, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 2023 ("2023 Annual Report"). Interim results are not necessarily indicative of results for a full year.

2. Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies from those described in the notes to our audited consolidated financial statements contained in the 2023 Annual Report.

Risks and Uncertainties

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of share-based awards, the discount rate used in estimating the present value of the right-of-use assets and lease liabilities, the useful lives of property and equipment, the recoverability of long-lived assets, clinical trial accruals, periods over which revenue should be recognized, relative stand-alone selling price, deferred income taxes and related valuation allowances, and the assessment of our ability to fund our operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each reporting period and updated to reflect current information. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Deposits in our checking and money market accounts are maintained in federally insured financial institutions and are subject to federally insured limits or limits set by the Securities Investor Protection Corporation.

We attempt to minimize credit risk associated with our cash, cash equivalents and short-term investments by periodically evaluating the credit quality of our primary financial institutions. Our investment portfolio is maintained in accordance with our investment policy, which is designed to preserve capital, safeguard funds and limit exposure to risk. While we maintain cash deposits in Federal Deposit Insurance Corporation insured financial institutions in excess of federally insured limits, we do not believe that we are exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. We have not experienced any losses on such accounts.

Short-term Investments

Short-term investments are marketable securities with maturities greater than three months but less than one year from date of purchase. As of September 30, 2023 and June 30, 2023, our short-term investments consisted of $78.8 million and $83.8 million, respectively, in United States government securities. The short-term investments held as of September 30, 2023 and June 30, 2023 are considered to be “held to maturity” and are carried at amortized cost. As of September 30, 2023 and June 30, 2023, the gross unrealized gains and losses were immaterial.

Revenue Recognition

Revenues from Customers

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

Payments received under commercial arrangements, such as licensing technology rights, may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, and royalties on the sale of products. At the inception of arrangements that include milestone payments, we use judgment to evaluate whether the milestones are probable of being achieved, and we estimate the amount, if any, to include in the transaction price using the most likely method. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not included in the transaction price until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of development milestones and any related constraint and, as necessary, we adjust our estimate of the overall transaction price.

We may enter into arrangements that consist of multiple performance obligations. Such arrangements may include any combination of our deliverables. To the extent a contract includes multiple promised deliverables, we apply judgment to determine whether promised deliverables are capable of being distinct and are distinct within the context of the contract. If these criteria are not met, the promised deliverables are accounted for as a combined performance obligation. For arrangements with multiple distinct performance obligations, we allocate variable consideration related to our 50-50 cost share for development services directly to the associated performance obligation and then allocate the remaining consideration among the performance obligations based on their relative stand-alone selling price.

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

In connection with our April 2020 License, Development and Commercialization Agreement (the "KKC Commercialization Agreement") described in Note 7. License Agreements, we perform development services related to our 50-50 cost sharing arrangement for which revenue is recognized over time. Additionally, we perform services for KKC at their request, the costs of which are fully reimbursed to us. We record the reimbursement for such pass through services as revenue at 100% of reimbursed costs, as control of the additional services for KKC is transferred at the time we incur such costs. The costs of these services are recognized in the consolidated statements of operations as research and development expense. From time to time, we perform additional services for Kyowa Kirin Co., Ltd. ("KKC") at their request, the costs of which are fully reimbursed to us. The cost of these services is recognized in the consolidated statements of operations as research and development expense.

We recognized revenue associated with the KKC Commercialization Agreement for the periods presented (in thousands):

	For the Three Months Ended September 30,
	2023	2022
Timing of Revenue Recognition:
Services performed over time	$743	$8,359
Pass through services at a point in time	9	371
	$752	$8,730

Contract Balances

Accounts receivables are included in prepaid expenses and other current assets, and contract liabilities are included in deferred revenue and deferred revenue, long-term in our condensed consolidated balance sheets. Our contract liabilities accounted for under Topic 606 relate to the amount of initial upfront consideration allocated to the development services performance obligations. Contract liabilities are recognized over the duration of the performance obligations based on the costs incurred relative to total expected costs.

As of September 30, 2023 and June 30, 2023, we had no balances in accounts receivable. The following table presents changes in unbilled receivables and contract liabilities accounted for under Topic 606 for the periods presented (in thousands):

	September 30, 2023	June 30, 2023
Unbilled receivables	$—	$85
Contract liabilities
Contract liabilities, beginning of period	$317	$30,900
Revenue recognized	(317)	(5,411)
Revenue recognized from change in estimate for performance obligations that are being closed	—	(16,565)
Revenue recognized for performance obligations that will no longer commence	—	(8,607)
Contract liabilities, end of period	$—	$317

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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three months ended September 30, 2023 and 2022. Diluted net income (loss) per share is computed based on the sum of the weighted-average number of common shares and potentially dilutive common shares outstanding during the period determined using the treasury-stock and if-converted methods.

For purposes of the diluted net income per share calculation for the three months ended September 30, 2023, potentially dilutive securities are excluded from the calculation of diluted net income per share because their weighted-average exercise prices were above our weighted-average share price as of September 30, 2023; therefore, basic and diluted net loss per share were the same for the three months ended September 30, 2023. For purposes of the diluted net loss per share calculation for the three months ended September 30, 2022, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and, therefore, basic and diluted net loss per share were the same for the three months ended September 30, 2022.

The following table presents potentially dilutive shares excluded from the calculation of diluted net income (loss) per share (in thousands):

	For the Three Months Ended September 30,
	2023	2022
Stock options	1,447	1,388
Warrants	103	803
Restricted stock units	—	1
Total anti-dilutive shares	1,550	2,192

Recent Accounting Pronouncement

Recently Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), as amended. The amendments in ASU 2016-13 require, among other things, financial assets measured at amortized cost basis to be presented at the net amount expected to be collected as compared to previous U.S. GAAP which delayed recognition until it was probable a loss had been incurred. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2016-13 did not have a material impact on our financial statements and related disclosures.

Recently Issued

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted as of the specified effective date. The Company believes the impact of recently issued standards and any issued but not yet effective standards will not have a material impact on its condensed consolidated financial statements upon adoption.

3. Balance Sheet Details

Property and Equipment

Property and equipment consisted of the following, in thousands:

	September 30, 2023	June 30, 2023
Furniture and equipment	$1,381	$1,374
Leasehold improvements	969	969
	2,350	2,343
Less: accumulated depreciation	(1,121)	(1,034)
Property and equipment, net	$1,229	$1,309

Depreciation expense of property and equipment for the three months ended September 30, 2023 and 2022 are presented in the condensed consolidated statements of cash flows.

Accrued Liabilities

Accrued liabilities consisted of the following, in thousands:

	September 30, 2023	June 30, 2023
Accrued pre-clinical and clinical trial expenses	$730	$3,663
Accrued compensation and benefits(1)	1,515	7,189
Accrued legal and professional services	1,044	1,423
Accrued reimbursement to KKC	892	—
Other	108	186
Total accrued liabilities	$4,289	$12,461

(1) Includes $0.1 million and $1.0 million of one-time termination employee benefits as of September 30, 2023 and June 30, 2023, respectively, as more fully described in Note 5. One-time Termination Benefits.

4. Fair Value Measurements

The carrying amounts of financial instruments such as cash equivalents, short-term investments and accounts payable approximate the related fair values due to the short-term maturities of these instruments. We invest our excess cash in financial instruments which are readily convertible into cash, such as money market funds and U.S. government securities. Cash equivalents and short-term investments are classified as Level 1 as defined by the fair value hierarchy. As of September 30, 2023 and June 30, 2023, we had no assets or liabilities measured on a recurring or non-recurring basis.

In May 2018, we issued warrants in connection with a private placement of our shares of common stock. Pursuant to the terms of the warrants, we could have been required to settle the warrants in cash in the event of an acquisition of us and, as a result, the warrants were required to be measured at fair value and reported as a liability in the condensed consolidated balance sheets. We recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and were required to revalue the warrants at each reporting date with any changes in fair value recorded on our condensed consolidated statement of operations through their expiration in May 2023. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the condensed consolidated statements of operations for the three months ended September 30, 2022. During the three months ended September 30, 2023 and the year ended June 30,2023, there were no transfers into or out of Level 3 of the fair value hierarchy.

To calculate the fair value of the warrant liability as of June 30, 2023, the following assumptions were used:

Risk-free interest rate	4.4%
Expected life (years)	0.5
Expected volatility	128.7%
Dividend yield	—%
Weighted-average grant date fair value	$0.02

The following table sets forth a summary of changes in the estimated fair value of our Level 3 warrant liability for the three months ended September 30, 2022 (in thousands):

Balance as of June 30, 2022	$1,603
Change in estimated fair value of liability classified warrants	(1,117)
Balance as of September 30, 2022	$486

5. One-Time Termination Benefits

In connection with our joint decision to discontinue development of zandelisib outside of Japan, in December 2022, we announced a realignment of our clinical development efforts that streamlined our organization towards the continued clinical development of our two earlier clinical-stage assets, voruciclib and ME-344. As a result, also in December 2022, our Board approved a staggered workforce reduction (the "Reduction in Force"), affecting 28 employees in December 2022 and an additional 26 employees through June 2023, representing an aggregate 51% Reduction in Force. For the three months ended September 30, 2023, we recorded additional one-time employee termination benefits of $28,000 within research and development expense as a result of an additional termination.

The following table summarizes our activity related to one-time employee termination benefits included in accrued liabilities (in thousands):

One-Time Employee Termination Benefits
Balance at June 30, 2023	$993
Increase in accrued restructuring	28
Cash payments	(917)
Balance at September 30, 2023	$104

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

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of September 30, 2023 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Indemnification

In accordance with our amended and restated memorandum and articles of association, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving in such capacity. There have been no claims to date, and the Company has a directors and officers liability insurance policy that may enable it to recover a portion of any amounts paid for future claims.

Presage License Agreement

As discussed in Note 8. Other License Agreements, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of September 30, 2023, we had not accrued any amounts for potential future payments as achievement of the milestones had not been met.

7. License Agreements

Kyowa Kirin Co., Ltd. License, Development and Commercialization Agreement

In April 2020, we entered into the KKC Commercialization Agreement under which we granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S. (the "U.S. License"), and an exclusive (subject to certain retained rights to perform obligations under the KKC Commercialization Agreement), sublicensable, payment-bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the U.S.. KKC granted to us a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize zandelisib for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-U.S. under the KKC Commercialization Agreement. KKC paid us an initial nonrefundable payment of $100.0 million.

In November 2022, we and KKC jointly decided to discontinue zandelisib development in the U.S. and in May 2023, KKC decided to discontinue development of zandelisib in Japan. Considering the decisions to discontinue worldwide development of zandelisib the parties entered into a Termination Agreement on July 14, 2023, agreeing to mutually terminate the global License, Development and Commercialization Agreement executed in April 2020. Pursuant to the Termination Agreement, we regained full, global rights to develop, manufacture and commercialize zandelisib, subject to KKCs limited rights to use for “compassionate use” (as more specifically defined in the Termination Agreement) in certain expanded access programs for the existing patients who have been enrolled in Japanese clinical trials sponsored by KKC until November 30, 2027, and for which KKC is fully liable; each party released the other party from any and all claims or demands arising from the original KKC Commercialization Agreement excluding certain surviving claims; however, we are obligated to deliver a discrete quantity of materials to facilitate KKCs compassionate use activities.

We determined the KKC Commercialization Agreement was a collaborative arrangement in accordance with Topic 808 which contained multiple units of account, as we and KKC were both active participants in the development and commercialization activities and were exposed to significant risks and rewards dependent on commercial success of the activities of the arrangement. We determined the U.S. License was a separate unit of account under the scope of Topic 808 and was not a deliverable under Topic 606, while the license issued to KKC within its territory and related development services were within the scope of Topic 606. See discussion within the Revenue Recognition subsection of Note 2. Summary of Significant Accounting Policies.

We evaluated the Termination Agreement under ASC 606 and determined it met the requirements of a contract modification which changed the scope of the KKC Commercialization Agreement, and the remaining goods and services associated with the wind-down activities to be transferred. The cost of satisfying our performance obligation to provide compassionate use supply to KKC was determined to be de minimis and therefore immaterial within the context of the KKC Commercialization Agreement. As of September 30, 2023, activities associated with the compassionate use supply were completed.

With the execution of the Termination Agreement, we regained full, global rights (subject to KKC's limited rights for compassionate use) and KKC has no further rights to develop, use or commercialize zandelisib in the U.S., nor do we have any remaining performance obligations with all consideration received from KKC being nonrefundable. Therefore, the remaining long-term deferred revenue as of June 30, 2023, of $64.5 million that was allocated to the U.S. License obligation accounted for under Topic 808 at inception of the KKC Commercialization Agreement was recognized as revenue from collaboration agreements in the three months ended September 30, 2023, utilizing contract termination analogous to guidance provided in Topic 606.

We recognized the remaining transaction price of $317,000 of deferred revenue during the three months ended September 30, 2023, as any remaining performance obligations under the KKC Commercialization Agreement were determined to be de minimis as of September 30, 2023. Therefore, as of September 30, 2023, all deferred revenue associated with the KKC Commercialization Agreement has been recognized.

8. Other License Agreements

Presage License Agreement

In September 2017, we, as licensee, entered into a license agreement with Presage Biosciences, Inc. (“Presage”). Under the terms of the license agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid $2.9 million to Presage. With respect to the first indication, an incremental $2.0 million payment, due upon dosing of the first subject in the first registration trial, will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., EU or Japan. Additional potential payments of up to $179 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percentage (which decreases as product development progresses) of amounts received from such sublicensees. During the three months ended September 30, 2023 and 2022, we made no payments under the Presage license agreement.

BeiGene Collaboration

In October 2018, we entered into a clinical collaboration with BeiGene, Ltd. (“BeiGene”) to evaluate the safety and efficacy of zandelisib in combination with BeiGene’s zanubrutinib (marketed as Brukinsa®), an inhibitor of Bruton’s tyrosine kinase, for the treatment of patients with B-cell malignancies. Under the terms of the clinical collaboration agreement, we amended our ongoing Phase 1b trial to include evaluation of zandelisib in combination with zanubrutinib in patients with B-cell malignancies. Study costs are being shared equally by the parties, and we agreed to supply zandelisib and BeiGene agreed to supply zanubrutinib. We record the costs reimbursed by BeiGene as a reduction of our research and development expenses. We retained full commercial rights for zandelisib and BeiGene retained full commercial rights for zanubrutinib. With the discontinuation of the zandelisib program outside of Japan, this clinical collaboration was terminated on September 28, 2023.

9. Leases

In July 2020, we entered into a lease agreement (the "Initial Lease Agreement") for approximately 32,800 square feet of office space in San Diego, California. The Lease Agreement was scheduled to expire in March 2028 but was extended by 20 months to November 2029 in accordance with the amended lease agreement we entered into in January 2022 (the "Amended Lease Agreement"). The Initial and Amended Lease Agreements are collectively referred to as the "Lease Agreements". The Lease Agreements contain rent escalations over the lease term. In addition, the Lease Agreements contain an option to renew and extend the lease term, which is not included in the determination of the right-of-use ("ROU") asset and operating lease liability, as it was not reasonably certain to be exercised. Upon commencement of the Amended Lease Agreement, to extend the lease term, we recognized an additional operating lease ROU asset and a corresponding operating lease liability. The Lease Agreements include variable non-lease components (e.g., common area maintenance, maintenance, etc.) that are not included in the ROU asset and operating lease liability and are reflected as an expense in the period incurred as a component of the lease cost.

The Amended Lease Agreements also provides for an additional 12,300 square feet of office space adjacent to our current office in San Diego. Upon taking control of the additional office space on July 1, 2022, we recognized operating lease ROU assets obtained in exchange for operating lease liabilities of $4.3 million.

The total operating lease costs for the Lease Agreements were as follows for the periods presented (in thousands):

	For the Three Months Ended September 30,
	2023	2022
Operating lease cost	$608	$608
Variable lease costs	12	18
Total lease costs included in general and administrative expenses	$620	$626

Supplemental cash flow information related to our operating leases was as follows for the periods presented (in thousands):

	Three Months Ended September 30,
	2023	2022
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$584	$567

The following is a schedule of the future minimum lease payments under the Lease Agreements, reconciled to the operating lease liability, as of September 30, 2023 (in thousands):

September 30, 2023
Remainder of fiscal year ending June 30, 2024	$1,751
Years ending June 30,
2025	1,913
2026	2,477
2027	2,551
2028	2,715
Thereafter	4,385
Total lease payments	15,792
Less: Present value discount	(3,411)
Total operating lease liability	$12,381

Balance Sheet Classification - Operating Leases
Operating lease liability	$1,055
Operating lease liability, long-term	11,326
Total operating lease liability	$12,381

Other Balance Sheet Information - Operating Leases
Weighted-average remaining lease term (in years)	6.2
Weighted-average discount rate	7.50%

10. Stockholders’ Equity

Equity Transactions

Warrants

In May 2023, outstanding warrants to purchase 802,949 shares of our common stock expired. The warrants were fully vested, exercisable at a price of $50.80 per share. Prior to their expiration, the warrants had been previously revalued to zero, as of December 31, 2022. All corresponding changes in fair value were recorded as a component of other income (expense) in our condensed consolidated statements of operations. No warrants were exercised during the three months ended September 30, 2022.

As of September 30, 2023, we also have outstanding warrants to purchase 102,513 shares of our common stock issued to Torreya Partners. The warrants are fully vested, exercisable at a price of $6.80 per share and expire in October 2027. No warrants were exercised during the three months ended September 30, 2023.

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

Preferred Stock

Our Board has the authority to issue up to 100,000 shares of preferred stock with a par value of $0.01 per share in one or more series and to fix the rights, preferences, privileges and restrictions in respect of that preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices and liquidation preferences, and the number of shares constituting such series and the designation of any such series, without future vote or action by the stockholders. Therefore, the Board, without the approval of the stockholders, could authorize the issuance of preferred stock with voting, conversion and other rights that could affect the voting power, dividend and other rights of the holders of shares or that could have the effect of delaying, deferring or preventing a change of control. There were no shares of preferred stock outstanding as of September 30, 2023 and June 30, 2023.

11. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs. In December 2008, we adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (“Omnibus Plan”), as amended and restated from time-to-time, under which 1,850,739 shares of common stock are currently authorized for issuance. The Omnibus Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, and employees. As of September 30, 2023, there were 398,718 shares available for future grant under the Omnibus Plan.

In May 2021, we adopted the 2021 Inducement Plan ("Inducement Plan"), under which 125,000 shares of common stock are authorized for issuance. The Inducement Plan is intended to assist us in attracting and retaining selected individuals to serve as employees who are expected to contribute to our success, by providing an inducement for such individuals to enter into employment with us, and to achieve long-term objectives that will benefit our stockholders. As of September 30, 2023, there were 107,738 shares available for future grant under the Inducement Plan.

Total share-based compensation expense for all stock awards consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,
	2023	2022
Research and development	$(69)	$649
General and administrative	432	910
Total share-based compensation	$363	$1,559

Stock Options

Stock options granted to employees vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. Of the total options outstanding of 1,447,127 as of September 30, 2023, 1,337,865 were granted under the Omnibus Plan and 109,262 were granted under the Inducement Plan.

A summary of our stock option activity and related data follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	1,284,907	$38.32
Granted	227,037	$7.01
Forfeited	(64,817)	$36.35
Outstanding at September 30, 2023	1,447,127	$33.50	7.6	$789
Vested and exercisable at September 30, 2023	819,813	$49.16	6.3	$—

As of September 30, 2023, the aggregate intrinsic value of outstanding options was calculated as the difference between the exercise price of the underlying options and the closing price of our common stock of $7.01 on that date.

Unrecognized compensation expense related to non-vested stock options totaled $3.1 million as of September 30, 2023. Such compensation expense is expected to be recognized over a weighted-average period of 1.6 years. As of September 30, 2023, we expect all options to vest.

We use the Black-Scholes valuation model to estimate the grant date fair value of stock options. To calculate these fair values, the following weighted-average assumptions were used for the periods presented:

	For the Three Months Ended September 30,
	2023	2022
Risk-free interest rate	4.6%	2.8%
Expected life (years)	5.7	6.0
Expected volatility	89.8%	84.1%
Dividend yield	—%	—%
Weighted-average grant date fair value	$5.27	$7.80

12. Subsequent Events

On October 1, 2023, our Board approved and adopted a Rights Agreement, ("Rights Agreement") by and between us and Computershare, Inc., as Rights Agent (as defined in the Rights Agreement). Pursuant to the Rights Agreement, the Board declared a dividend of one preferred share purchase right (each a "Right") for each outstanding share of our common stock, par value $0.00000002 (each a "Common Share" and collectively, the "Common Shares"). The Rights are distributable to stockholders of record as of the close of business on October 12, 2023. One Right also will be issued together with each Common Share issued by the Company after October 12, 2023, but before the Distribution Date, as defined in the Rights Agreement, (or the earlier of the redemption or expiration of the Rights) and, in certain circumstances, after the Distribution Date.

As more fully described in Note 1. Description of Business and Basis of Presentation, we announced a Cooperation Agreement (“Cooperation Agreement”) with Anson Funds and Cable Car Capital effective as of October 31, 2023. On November 6, 2023, pursuant to the Cooperation Agreement, the Board declared a special cash dividend of $1.75 per share of common stock, payable on December 6, 2023, to stockholders of record at the close of business on November 17, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q ("Quarterly Report") includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” in our 2023 Annual Report on Form 10-K ("2023 Annual Report"), as filed with the Securities and Exchange Commission on September 26, 2023. Set forth below is a summary of the principal risks we face:

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
•
Limitations on the tax deductibility of net operating losses could adversely affect our business and financial condition;
•
Our business could be negatively impacted as a result of actions by activist investors;
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

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Past performance may not be an indicator of future results. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report and the audited financial statements and notes thereto included in our 2023 Annual Report, as filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

Following our announcement in December 2022 to realign our clinical development efforts to focus on our two clinical assets, voruciclib and ME-344 that are currently in Phase 1 and Phase 1b clinical programs, respectively, we initiated a staggered workforce reduction to streamline our operations that has resulted in a 61% reduction in full-time employees since our announcement. We believe our cash is sufficient to fund operations for at least 12 months and through the reporting of clinical data readouts from the ongoing and planned voruciclib and ME-344 Phase 1 and Phase 1b clinical programs, respectively.

On October 31, 2023, we announced a Cooperation Agreement (“Cooperation Agreement”) with Anson Funds ("Anson") and Cable Car Capital ("Cable Car") of which contained the following key terms:

•
Capital Return to Stockholders: Payment of a dividend in the amount of $1.75 per share of common stock to all stockholders. Additionally, a second return of capital of approximately $9.33 million in the aggregate will be authorized by the board of directors ("Board") should our ongoing ME-344 phase 1b trial fail to meet certain endpoints or our Board determines not to proceed with a second cohort, both as further described in the Cooperation Agreement. The second return of capital may take the form of a dividend or tender offer and is subject to Board approval as well as modification associated with applicable requirements under Delaware law, both as detailed in the Cooperation Agreement. The $1.75 dividend is anticipated to be distributed during the second quarter of fiscal year 2024.
•
Three of our current directors resigned from the Board concurrently with the execution of the Cooperation Agreement and will not seek reelection at the 2024 Annual Meeting of Stockholders ("2024 Annual Meeting").
•
Stockholder Designees Added to the Board: The appointment of two directors designated by Anson and Cable Car, with an additional director appointment mutually agreed upon by us and Anson and Cable Car. These appointments were effective immediately and the new directors will be nominated for election by us in connection with our upcoming fiscal 2024 Annual Meeting to serve for a three-year term if elected.
•
Formation of a Capital Allocation Committee: The formation of a Capital Allocation Committee, comprising of five directors including the three new directors. The Capital Allocation Committee will advise the Board on the strategic allocation of capital to support (i) the development of our drug candidate programs and (ii) other value creation or preservation measures, with a view toward maximizing stockholder value.

As part of the Cooperation Agreement, Anson and Cable Car withdrew their consent solicitation and agreed to abide by customary standstill provisions. Additionally, we will reimburse Anson and Cable Car’s fees and expenses related to their engagement with us to date, in an amount not to exceed $1.2 million. As of September 30, 2023, no amounts were expensed or accrued in connection with the Cooperation Agreement.

On November 6, 2023, we announced that pursuant to the Cooperation Agreement, the Board declared a special cash dividend of $1.75 per share of common stock, payable on December 6, 2023, to stockholders of record at the close of business on November 17, 2023.

Clinical Development Programs

Our clinical-stage drug candidate pipeline includes voruciclib, an oral CDK9 inhibitor, and ME-344, an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway in the mitochondria.

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

Clinical Programs

We are evaluating patients with hematological malignancies in a Phase 1 clinical trial evaluating the dose and schedule of voruciclib. The trial started with the evaluation of dose and schedule of voruciclib as a monotherapy in patients with relapsed and refractory B-cell malignancies and AML after failure of prior standard therapies to determine the safety, preliminary efficacy and maximum tolerated dose. After completing the monotherapy dose escalation stage of the study, we are now evaluating the dose and schedule of voruciclib in combination with venetoclax, a BCL-2 inhibitor, initially in patients with AML. The primary goal of the Phase 1 study is to assess the safety, and possible synergies, of voruciclib administered in combination with venetoclax. Clinical data is expected to be reported from the voruciclib Phase 1 study early in calendar 2024.

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

As further reported in our May 2023 update, the second stage of the study evaluating the combination of voruciclib and venetoclax in patients with R/R AML is ongoing. The first cohort in the dose escalation stage enrolled 6 patients administered 50 mg of voruciclib every other day for 14 days followed by 14 days without any therapy in a 28-day cycle, plus standard dose venetoclax. All patients were heavily pre-treated with a median of three prior therapies. Notably, all patients previously progressed after receiving treatment with venetoclax. No DLTs or overlapping bone marrow toxicities were observed. The disease control rate was 50%, including one patient who received five prior therapies including stem cell transplant and who achieved a partial response after the 1st cycle of therapy and a 2nd patient with stable disease and a reduction in transfusion requirement. Subsequently, the study Safety Review Committee has cleared enrollment in the three dose levels: 50 mg, 100 mg, 150 mg and 200 mg administered daily for 14 consecutive days followed by 14 days without any therapy in a 28-day cycle.

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

Results published in the November 2019 issue of Clinical Cancer Research from a multi-center, investigator-initiated, randomized, controlled, clinical trial that evaluated the combination of ME-344 and bevacizumab in 42 women with early HER2-negative breast cancer further support the combinatorial use of ME-344 with anti-angiogenic therapeutics.

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

Zandelisib completed the global Phase 2 TIDAL study evaluating it as a single agent in adults with relapsed/refractory (“r/r”) follicular lymphoma (“FL”) after failure of at least two prior systemic therapies, including chemotherapy and an anti-CD20 antibody. A total of 121 patients with r/r FL were enrolled in the intermittent dosing arm, 91 of which were enrolled in the primary efficacy population for the evaluation of objective response rate (“ORR”) and duration of response (“DOR”). The median age of patients with FL was 64 years old; 45% of patients had disease refractory to last therapy, and patients received a median of 3 prior lines of treatment (range: 2-8). Patients were administered zandelisib once daily for two 28-day cycles as response induction therapy, followed thereafter by once daily dosing for the first seven days of each subsequent 28-day cycle, a schedule called Intermittent Dosing Therapy (IDT).

By independent review, the ORR was 73% (95% CI, 63.9 to 80.4%), the complete response rate 38% (95% CI, 29.3 to 47.3%), and the median DOR 16.4 months (95% CI, 9.5 months to not reached). With a median follow up of 14.3 months (range, 1 to 30.5 months), the median PFS was 11.6 months (95% CI, 8.3 to not reached). Twenty-one patients (17%) discontinued zandelisib due to an adverse event. Grade 3-4 class-related toxicities were diarrhea in 6% of patients, lung infections 5%, rash 3%, colitis 3%, AST elevation 2%, and non-infectious pneumonitis 1%.

In March 2022, we and KKC reported the outcome of an end of Phase 2 meeting with the FDA wherein the agency discouraged a filing based on data from a single-arm Phase 2 TIDAL trial. At this meeting, the FDA stated that data generated from single arm studies such as the Phase 2 TIDAL trial are insufficient to adequately assess the risk/benefit of PI3Kδ inhibitors evaluating indolent non-Hodgkin lymphoma. At that time, the FDA emphasized that the company continue efforts with the ongoing randomized Phase 3 COASTAL trial evaluating patients with relapsed or refractory follicular or marginal zone lymphomas. Subsequently, at an April 2022 meeting of the FDA Oncology Drugs Advisory Committee, the committee voted that future approvals of PI3Kδ inhibitors for hematologic malignancies should be supported by randomized data.

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

On July 14, 2023, we entered into a Termination Agreement (the “Termination Agreement”) with KKC to terminate all agreements between the parties and cease further zandelisib clinical development globally. As of September 30, 2023, activities associated with the compassionate use supply were completed. We anticipate completing the wind-down activities associated with the KKC Commercialization Agreement to be completed in fiscal year 2024.

KKC License, Development and Commercialization Agreement

In April 2020, we entered into the KKC Commercialization Agreement under which we granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S. (the “U.S. License”), and an exclusive (subject to certain retained rights to perform obligations under the KKC Commercialization Agreement), sublicensable, payment- bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the U.S. (the “Ex-U.S.” and the “Ex-U.S. License”). Also under the KKC Commercialization Agreement, we were granted a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize zandelisib for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-U.S. and were paid an initial non-refundable payment of $100.0 million. Additionally, in Japan, the KKC Commercialization Agreement included potential regulatory and commercialization milestone payments plus royalties on net sales of zandelisib in Japan, which are tiered beginning in the teens. Prior to the execution of the Termination Agreement on July 14, 2023, KKC was responsible for the development and commercialization of zandelisib in the Ex-U.S. and, subject to certain exceptions, solely responsible for all costs related thereto. We also provided to KKC certain drug supplies necessary for the development and commercialization of zandelisib in the Ex-U.S., with the understanding that KKC would have assumed responsibility for manufacturing for the Ex-U.S. as soon as practicable.

As noted above, on July 14, 2023, we entered into a Termination Agreement with KKC to mutually terminate the original KKC Commercialization Agreement and all other related agreements between the parties. Pursuant to the Termination Agreement:

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
•
each party released the other party from any and all claims, demands, etc. arising from the original KKC Commercialization Agreement, excluding certain surviving claims; and
•
we are obligated to deliver a discrete quantity of materials to facilitate KKC's activities.

As of June 30, 2023, we had $64.9 million of deferred revenue associated with the KKC Commercialization Agreement, of which $64.5 million was allocated to the U.S. License and $317,000 was allocated to the Development Services performance obligations that continue to be recognized based on the proportional performance of these development activities through wind-down of the associated trials. As further discussed in Note 7. License Agreements, in connection with the execution of the Termination Agreement during the three months ended September 30, 2023, we recognized the $64.5 million of deferred revenue associated with the U.S. License as well as the remaining $317,000 noncash deferred revenue associated with the completion of the underlying proportional performance activities. As of September 30, 2023, all deferred revenue associated with the KKC Commercialization Agreement has been recognized.

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

Revenue: We recognized revenue of $65.3 million for the three months ended September 30, 2023 compared to $8.7 million for the three months ended September 30, 2022. The increase in revenue is due to the recognition of deferred revenue associated with the U.S. License that was terminated in July 2023, offset by a decrease in revenue recognized during the three months ending September 30, 2023, related to cost sharing from the KKC Commercialization Agreement.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below (in thousands).

	For the Three Months Ended September 30,
	2023	2022
zandelisib	$449	$11,606
voruciclib	(335)	733
ME-344	1,220	785
Other	2,151	6,339
Total research and development expenses	$3,485	$19,463

Research and development expenses consist primarily of clinical trial costs (including payments to contract research organizations “CROs”), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Costs related to zandelisib decreased $11.2 million, primarily as a result of the discontinuation of the program during fiscal year 2023 and the completion of wind-down related activities. Costs related to voruciclib decreased $1.1 million mainly due to lower recognized clinical costs in the Phase 1 study. Costs related to ME-344 increased $0.4 million due to increased clinical costs related to the Phase 1b study. Other research and development costs decreased $4.2 million primarily due to a decrease of $3.4 million in personnel costs related to the reduced headcount and a $0.7 million decrease in noncash stock-based compensation.

General and Administrative: General and administrative expenses decreased by $1.0 million to $6.5 million for the three months ended September 30, 2023 compared to $7.5 million for the three months ended September 30, 2022. The decrease is primarily due to $1.0 million lower personnel costs due to reduced headcount, $0.5 million lower noncash stock-based compensation, and $0.3 million lower corporate overhead costs partially offset by a $0.8 million increase in external professional services primarily related to advisory and legal fees associated with various stockholder-related activities, including stockholder-initiated consent solicitation efforts.

Other Income, net: Other income, net decreased by $0.5 million to $1.1 million for the three months ended September 30, 2023 compared to $1.6 million for the three months ended September 30, 2022. We recorded a non-cash gain of $1.1 million during the three months ended September 30, 2022 due to a change in the fair value of our warrant liability with no similar gain during the three months ended September 30, 2023 as a result of the warrants expiring in May 2023. Additionally, we received interest and dividend income of $1.1 million for the three months ended September 30, 2023 compared to $0.5 million for the three months ended September 30, 2022. The increase in interest and dividend income is primarily due to higher yields during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Liquidity and Capital Resources

We have accumulated losses of $349.6 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2023, we had $82.2 million in cash and cash equivalents, and short-term investments. We believe that these resources will be sufficient to fund our operations for at least 12 months from the issuance of this Quarterly Report. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operations and operating expenses may affect actual future use of existing cash resources. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Sources and Uses of Our Cash

Net cash used in operating activities for the three months ended September 30, 2023 of $18.5 million consisted of our net income of $56.4 million offset by $75.7 million in changes in our operating assets and liabilities primarily due to recognition of $64.9 million in deferred revenue, partially offset by $0.8 million for noncash items. Net cash used in operating activities for the three months ended September 30, 2022, of $14.8 million consisted of our net loss of $16.6 million partially offset by changes in our operating assets and liabilities of $1.0 million and $0.9 million in noncash items.

Net cash provided by investing activities for the three months ended September 30, 2023 was $5.0 million as compared to $13.7 million cash provided by investing activities for the three months ended September 30, 2022. The decrease was primarily due to less proceeds from maturities of short-term investments during the three months ended September 30, 2023, net of purchases.

Net cash used in financing activities during the three months ended September 30, 2022 was $40,000 due to the payment of RSU withholding in exchange for common shares surrendered by RSU holders. There were no cash flows from financing activities during the three months ended September 30, 2023.

Capital Resource Requirements

As previously discussed in the overview section above, in conjunction with our Cooperation Agreement with Anson and Cable Car, we agreed to reimburse up to $1.2 million of their legal fees. In addition, we also agreed to at least one capital return to shareholders in the form of a dividend in the amount of $1.75 per share of common stock to all stockholders. Lastly, a potential second return of capital of approximately $9.33 million in the aggregate could be authorized by the Board if our ongoing ME-344 Phase 1b trial fails to meet certain endpoints or our Board determines not to proceed with a second cohort, both as further described in the Cooperation Agreement. The second return of capital may take the form of a dividend or tender offer and is subject to Board approval as well as modification associated with applicable requirements under Delaware law, both as detailed in the Cooperation Agreement. The $1.75 dividend is anticipated to be distributed during the second quarter of fiscal year 2024.

In January 2022, we amended our facility lease for an additional 20 months through November 2029. The amended lease agreement also provided for additional lease space that we took control over on July 1, 2022. Under the terms of the lease, we are obligated to make aggregate remaining lease payments as of September 30, 2023, of $15.8 million, excluding common area maintenance and other variable consideration due under the lease agreement. Estimated lease payments for the remainder of our fiscal year ended June 30, 2024, are expected to be $1.8 million, excluding common area maintenance and other variable consideration due under the lease agreement.

As of September 30, 2023, we have the following potential purchase obligations for which the timing and/or likelihood of occurrence is unknown; however, if such claims arise in the future, they could have a material effect on our financial position, results of operations, and cash flows.

•
Under our remaining license agreements, we have payment obligations, which are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sales of products developed under those agreements. For additional details regarding these agreements, see the section titled Note 8—Other License Agreements and Note 6—Commitments and Contingencies to our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report;
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

Estimate Considerations Related to Macroeconomic Conditions and other Geopolitical Conditions

Due to recent disruptions in access to bank deposits and lending commitments associated with bank failures, the COVID-19 pandemic and macroeconomic and geopolitical conditions, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of September 30, 2023. While there was no material impact to our condensed consolidated financial statements as of and for the three months ended September 30, 2023, these estimates may change, as new events occur and additional information is obtained, which could materially impact our condensed consolidated financial statements in future reporting periods.

Critical Accounting Policies and Management Estimates

We describe our significant accounting policies in Note 2. The Company and Summary of Significant Accounting Policies, of the notes to the financial statements included in our 2023 Annual Report. We discuss our critical accounting estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2023 Annual Report. There have been no changes in our significant accounting policies or critical accounting estimates since June 30, 2023.

Recent Accounting Pronouncement

See Note 2.Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission, or SEC’s, rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023. There were no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those included in our 2023 Annual Report

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibits
3.1

Certificate of Designation of Series A Junior Participating Preferred Stock of MEI Pharma, Inc. effective as of October 1, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 3, 2023 (File No. 000-50484))

4.1

Rights Agreement between MEI Pharma, Inc. and Computershare, Inc. (as Rights Agent) dated as of October 1, 2023 (incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 3, 2023 (File No. 000-50484))

10.1

Termination Agreement by and between MEI Pharma, Inc. and Kyowa Kirin Co., Ltd. (formerly known as Kyowa Hakko Kirin Co., Ltd.) dated as of July 14, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 19, 2023 (File No. 000-50484))

10.2

Termination Letter from MEI Pharma, Inc. to Infinity Pharmaceuticals, Inc. dated July 23, 2023 (incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 24, 2023 (File No. 000-0050484))

10.3

Cooperation Agreement dated as of October 31, 2023 by and among the Investors and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 1, 2023 (File No. 001-41827))

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

MEI Pharma, Inc.

/s/ Justin J. File
Justin J. File Chief Financial Officer and Secretary

Date: November 9, 2023