Form 10-Q
period 2023-12-31
MEI Pharma, Inc.
filed 2024-02-13
CIK 1262104

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

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

As of February 9, 2024, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 6,662,857.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MEI PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,	June 30,
	2023	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,174	$16,906
Short-term investments	54,306	83,787
Unbilled receivables	—	85
Prepaid expenses and other current assets	6,692	6,750
Total current assets	66,172	107,528
Operating lease right-of-use asset	11,222	11,972
Property and equipment, net	1,144	1,309
Total assets	$78,538	$120,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,378	$6,134
Accrued liabilities	5,645	12,461
Deferred revenue	—	317
Operating lease liability	1,015	1,428
Total current liabilities	8,038	20,340
Deferred revenue, long-term	—	64,545
Operating lease liability, long-term	11,012	11,300
Total liabilities	19,050	96,185
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 6,663 shares issued and outstanding at December 31, 2023 and June 30, 2023.	—	—
Additional paid-in capital	420,174	430,621
Accumulated deficit	(360,686)	(405,997)
Total stockholders’ equity	59,488	24,624
Total liabilities and stockholders’ equity	$78,538	$120,809

See accompanying notes to condensed consolidated financial statements (unaudited).

MEI PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
Revenues:
Revenue from customers	$—	$32,735	$752	$41,465
Revenue from collaboration agreements	—	—	64,545	—
Total revenues	—	32,735	65,297	41,465

Operating expenses:
Research and development	3,912	15,313	7,397	34,776
General and administrative	8,018	8,496	14,549	15,982
Total operating expenses	11,930	23,809	21,946	50,758
(Loss) income from operations	(11,930)	8,926	43,351	(9,293)
Other income (expense):
Change in fair value of warrant liability	—	486	—	1,603
Interest and dividend income	869	845	1,963	1,325
Other expense, net	(2)	(4)	(3)	(6)
Total other income, net	867	1,327	1,960	2,922
Net (loss) income	$(11,063)	$10,253	$45,311	$(6,371)

Net (loss) income per share - basic and diluted	$(1.66)	$1.54	$6.80	$(0.96)

Weighted-average shares used in computing net (loss) income per share - basic and diluted	6,663	6,663	6,663	6,663

See accompanying notes to condensed consolidated financial statements (unaudited).

MEI PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2023	6,663	$430,621	$(405,997)	$24,624
Net income	—	—	56,374	56,374
Share-based compensation	—	363		363
Balance at September 30, 2023	6,663	430,984	(349,623)	81,361
Net loss	—	—	(11,063)	(11,063)
Cash dividends declared ($1.75 per share)	—	(11,660)	—	(11,660)
Share-based compensation	—	850	—	850
Balance at December 31, 2023	6,663	$420,174	$(360,686)	$59,488

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2022	6,658	$426,572	$(374,159)	$52,413
Net loss	—	—	(16,624)	(16,624)
Issuance of common stock for vested restricted stock units	5	(40)	—	(40)
Share-based compensation	—	1,559	—	1,559
Balance at September 30, 2022	6,663	428,091	(390,783)	37,308
Net income	—	—	10,253	10,253
Share-based compensation	—	813	—	813
Balance at December 31, 2022	6,663	$428,904	$(380,530)	$48,374

See accompanying notes to condensed consolidated financial statements (unaudited).

MEI PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$45,311	$(6,371)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	—	(1,603)
Share-based compensation	1,213	2,372
Noncash lease expense	750	703
Depreciation expense	172	191
Changes in operating assets and liabilities:
Unbilled receivables	85	4,340
Prepaid expenses and other current assets	58	262
Accounts payable	(4,756)	(3,851)
Accrued liabilities	(6,816)	3,526
Deferred revenue	(64,862)	(28,002)
Operating lease liability	(701)	(619)
Net cash used in operating activities	(29,546)	(29,052)

Cash flows from investing activities:
Purchases of short-term investments	(33,938)	(67,862)
Proceeds from maturity of short-term investments	63,419	92,118
Proceeds from the sale of property and equipment	—	13
Purchases of property and equipment	(7)	—
Net cash provided by investing activities	29,474	24,269

Cash flows from financing activities:
Payments of tax withholdings related to vesting of restricted stock units	—	(40)
Payment of cash dividend	(11,660)	—
Net cash used in financing activities	(11,660)	(40)
Net decrease in cash and cash equivalents	(11,732)	(4,823)
Cash and cash equivalents at beginning of the period	16,906	15,740
Cash and cash equivalents at end of the period	$5,174	$10,917

Supplemental cash flow information:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$4,347

See accompanying notes to condensed consolidated financial statements (unaudited).

MEI PHARMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Description of Business

MEI Pharma, Inc. (Nasdaq: MEIP) is a clinical-stage pharmaceutical company committed to developing novel and differentiated cancer therapies. We build our pipeline by acquiring promising cancer agents and creating value in programs through development, strategic partnerships, and out-licensing or commercialization, as appropriate. Our approach to oncology drug development is to evaluate our drug candidates in combinations with standard-of-care therapies to overcome known resistance mechanisms and address clear medical needs to provide improved patient benefit. Our pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (CDK9) inhibitor, and ME-344, an intravenous small molecule inhibitor of mitochondrial oxidative phosphorylation (OXPHOS).

Reverse Stock Split

On April 14, 2023, we amended our Certificate of Incorporation to affect a combination of our issued and outstanding common stock at a ratio of one-for-twenty (Reverse Stock Split). The par value and authorized shares of our common stock were not adjusted as a result of the Reverse Stock Split. The Reverse Stock Split was effective on April 14, 2023, with a market effective date of April 17, 2023. All historical share, stock option, restricted stock unit, warrant and per share amounts have been adjusted to reflect the Reverse Stock Split for all periods presented.

Current Events

Cooperation Agreement

On October 31, 2023, we announced our entry into a Cooperation Agreement (Cooperation Agreement) with Anson Funds and Cable Car Capital which, among other non-financial related items as described within the overview section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, provided for a capital return to stockholders in the form of a dividend in the amount of $1.75 per share of common stock, as further discussed below. Additionally, the Cooperation Agreement contemplates a potential second return of capital of not to exceed $9.33 million (Potential Second Return of Capital) if authorized by the board of directors (Board) should our ongoing ME-344 Phase 1b trial fail to meet certain defined endpoints or our Board determines not to proceed with a second cohort. The Potential Second Return of Capital may take the form of a dividend or tender offer and is subject to Board approval as well as modification associated with applicable requirements under Delaware law, as detailed in the Cooperation Agreement.

As part of the Cooperation Agreement, Anson and Cable Car withdrew their consent solicitation and agreed to abide by customary standstill provisions. Additionally, we reimbursed Anson and Cable Car’s fees and expenses related to their engagement with us as of the date of the Cooperation Agreement, in an amount of $1.1 million, which is recorded within general and administrative expenses in the condensed consolidated statements of operations as of December 31, 2023.

Cash Dividend

On November 6, 2023, pursuant to the Cooperation Agreement, the Board declared a special cash dividend of $1.75 per share of common stock, to stockholders of record at the close of business on November 17, 2023. The total dividend of $11.7 million was paid on December 6, 2023 and was recorded as a reduction of additional paid-in capital in the condensed consolidated statements of stockholders' equity, as we have an accumulated deficit, rather than retained earnings.

Liquidity

We have accumulated losses of $360.7 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2023, we had $59.5 million in cash and cash equivalents and short-term investments. We believe that these resources will be sufficient to meet our obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these condensed consolidated financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements include the accounts of MEI Pharma, Inc. and our wholly owned subsidiary, Meadow Merger Sub, Inc. We have eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying unaudited condensed consolidated financial statements for the quarterly period ended December 31, 2023 should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2023, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 2023 (2023 Annual Report). Interim results are not necessarily indicative of results for a full year. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

2. Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies from those described in the notes to our audited condensed consolidated financial statements contained in the 2023 Annual Report.

Risks and Uncertainties

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of share-based awards, the discount rate used in estimating the present value of the right-of-use assets and lease liabilities, clinical trial accruals and the assessment of our ability to fund our operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each reporting period and updated to reflect current information. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by our chief operating decision-maker (CODM), our Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The CODM views its operations and manages its business in one operating segment.

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

Short-term Investments

Short-term investments are marketable securities with original maturities greater than three months but less than one year from date of purchase. As of December 31, 2023 and June 30, 2023, our short-term investments consisted of $54.3 million and $83.8 million, respectively, in United States government securities. The short-term investments held as of December 31, 2023 and June 30, 2023 are considered to be held to maturity and are carried at amortized cost. As of December 31, 2023 and June 30, 2023, the gross unrealized gains and losses were immaterial.

Dividends

Due to our history of net losses, we have elected to first reduce our additional paid-in capital (APIC) to zero by the amount of dividends/return of capital approved by our Board. Any dividends/return of capital approved by our Board, in excess of our APIC, if any, will be recorded as an adjustment to our accumulated deficit.

Revenue Recognition

Revenues from Customers

In accordance with ASC Topic 606, Revenue from Contracts with Customers (Topic 606), we recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For enforceable contracts with our customers, we first identify the distinct performance obligations, or accounting units, within the contract. Performance obligations are commitments in a contract to transfer a distinct good or service to the customer.

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

The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Revenue is recorded proportionally as costs are incurred. We generally use the cost-to-cost measure of progress because it best depicts the transfer of control to the customer which occurs as we incur costs. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation (an input method under Topic 606). We use judgment to estimate the total cost expected to complete the research and development performance obligations, which include subcontractors’ costs, labor, materials, other direct costs and an allocation of indirect costs. We evaluate these cost estimates and the progress each reporting period and, as necessary, we adjust the measure of progress and related revenue recognition.

For arrangements that include sales-based or usage-based royalties, we recognize revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, we have not recognized any sales-based or usage-based royalty revenue from license agreements.

In connection with our April 2020 Kyowa Kirin Co., Ltd. (KKC) License, Development and Commercialization Agreement (the KKC Commercialization Agreement) described in Note 7. License Agreements, we performed development services related to our 50-50 cost sharing arrangement for which revenue was recognized over time. Additionally, from time to time, we performed services for KKC at their request, the costs of which were fully reimbursed to us. We recorded the reimbursement for such pass-through services as revenue at 100% of reimbursed costs, as control of the additional services for KKC was transferred at the time we incurred such costs. The costs of these services are recognized in the condensed consolidated statements of operations as research and development expense. The cost of these services was recognized in the condensed consolidated statements of operations as research and development expense.

We recognized revenue associated with the KKC Commercialization Agreement for the periods presented (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
Timing of Revenue Recognition:
Services performed over time	$—	$32,473	$743	$40,832
Pass through services at a point in time	—	262	9	633
	$—	$32,735	$752	$41,465

Contract Balances

Accounts receivables are included in prepaid expenses and other current assets, and contract liabilities are included in deferred revenue and deferred revenue, long-term, in our condensed consolidated balance sheets. Our contract liabilities accounted for under Topic 606 relate to the amount of initial upfront consideration allocated to the development services performance obligations. Contract liabilities are recognized over the duration of the performance obligations based on the costs incurred relative to total expected costs.

As of December 31, 2023, June 30, 2023 and June 30, 2022, we had no balances in accounts receivable. Contract balances are as follows (in thousands):

	December 31, 2023	June 30, 2023	June 30, 2022
Unbilled receivables	$—	$85	$10,044
Contract liabilities included in deferred revenue and deferred revenue, net of current portion	$—	$317	$30,900

A reconciliation of the beginning and ending amount of contract liabilities, which are primarily related to the combined performance obligation for the transfer of development services under the KKC Commercialization Agreement, which are a separate performance obligation in the Company’s contracts pursuant to research plans under the agreements, was as follows for the periods presented, (in thousands):

	December 31, 2023	June 30, 2023
Beginning balance	$317	$30,900
Recognized as revenue:
Revenue recognized upon satisfaction of performance obligations	(317)	(5,411)
Revenue recognized from change in estimate for performance obligations that are being closed	—	(16,565)
Revenue recognized for performance obligations that will no longer commence	—	(8,607)
Ending balance	$—	$317

The timing of revenue recognition, invoicing and cash collections results in billed accounts receivable and unbilled receivables (contract assets) and deferred revenue (contract liabilities). We invoice our customers in accordance with agreed-upon contractual terms, typically at periodic intervals or upon achievement of contractual milestones. Invoicing may occur subsequent to revenue recognition, resulting in unbilled receivables. We may receive advance payments from our customers before revenue is recognized, resulting in contract liabilities. The unbilled receivables and deferred revenue reported on the condensed consolidated balance sheets related to the KKC Commercialization Agreement.

Revenues from Collaborators

At contract inception, we assess whether the collaboration arrangements are within the scope of ASC Topic 808, Collaborative Arrangements (Topic 808), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed based on the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple units of account, we first determine which units of account within the arrangement are within the scope of Topic 808 and which elements are within the scope of Topic 606. For units of account within collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, by analogy to authoritative accounting literature. For elements of collaboration arrangements that are accounted for pursuant to Topic 606, we recognize revenue as discussed above. Consideration received that does not meet the requirements to satisfy Topic 606 revenue recognition criteria is recorded as deferred revenue in the accompanying condensed consolidated balance sheets, classified as either current or long-term deferred revenue based on our best estimate of when such amounts will be recognized.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and six months ended December 31, 2023 and 2022. Diluted net income (loss) per share is computed based on the sum of the weighted-average number of common shares and potentially dilutive common shares outstanding during the period determined using the treasury-stock and if-converted methods.

For purposes of the diluted net income (loss) per share calculation for the three and six months ended December 31, 2023, potentially dilutive securities are excluded from the calculation of diluted net income (loss) per share because their weighted-average exercise prices were above our weighted-average share price as of December 31, 2023; therefore, basic and diluted net income (loss) per share were the same for the three and six months ended December 31, 2023. For purposes of the diluted net income (loss) per share calculation for the three and six months ended December 31, 2022, potentially dilutive securities are excluded from the calculation of diluted net income (loss) per share because their effect would be anti-dilutive and, therefore, basic and diluted net income (loss) per share were the same for the three and six months ended December 31, 2022.

The following table presents potentially dilutive shares excluded from the calculation of diluted net income (loss) per share (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
Stock options	1,398	1,372	1,398	1,380
Warrants	103	802	103	802
Restricted stock units	—	—	—	—
Total anti-dilutive shares	1,501	2,174	1,501	2,182

Recent Accounting Pronouncement

Recently Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), as amended. The amendments in ASU 2016-13 require, among other things, financial assets measured at amortized cost basis to be presented at the net amount expected to be collected as compared to previous U.S. GAAP which delayed recognition until it was probable a loss had been incurred. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2016-13 did not have a material impact on our financial statements and related disclosures.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial position, results of operations and cash flows.

Recently Issued

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted as of the specified effective date. We believe the impact of recently issued standards, other than those noted below, and any issued but not yet effective standards will not have a material impact on its condensed consolidated financial statements upon adoption.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker. This ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

3. Balance Sheet Details

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Furniture and equipment	$1,381	$1,374
Leasehold improvements	969	969
	2,350	2,343
Less: accumulated depreciation	(1,206)	(1,034)
Property and equipment, net	$1,144	$1,309

Depreciation expense of property and equipment for the three months ended December 31, 2023 and 2022 were $85,000 and $92,000, respectively. Depreciation expense of property and equipment for the six months ended December 31, 2023 and 2022 are presented in the condensed consolidated statements of cash flows.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Accrued pre-clinical and clinical trial expenses	$810	$3,663
Accrued compensation and benefits(1)	2,236	7,189
Accrued legal and professional services	1,541	1,423
Accrued reimbursement to KKC	892	—
Other	166	186
Total accrued liabilities	$5,645	$12,461

(1) Includes $0.2 million and $1.0 million of one-time termination employee benefits as of December 31, 2023 and June 30, 2023, respectively, as more fully described in Note 5. One-time Employee Termination Benefits.

4. Fair Value Measurements

The carrying amounts of financial instruments such as cash equivalents, short-term investments and accounts payable approximate the related fair values due to the short-term maturities of these instruments. We invest our excess cash in financial instruments which are readily convertible into cash, such as money market funds and U.S. government securities. Cash equivalents and short-term investments are classified as Level 1 as defined by the fair value hierarchy. As of December 31, 2023 and June 30, 2023, we had no assets or liabilities measured on a recurring or non-recurring basis.

In May 2018, we issued warrants in connection with a private placement of our shares of common stock. Pursuant to the terms of the warrants, we could have been required to settle the warrants in cash in the event of an acquisition of us and, as a result, the warrants were required to be measured at fair value and reported as a liability in the condensed consolidated balance sheets. We recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and were required to revalue the warrants at each reporting date with any changes in fair value recorded in our condensed consolidated statement of operations through their expiration in May 2023. The valuation of the warrants were considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that were both significant to the fair value measurement and unobservable. Inputs used to determine estimated fair value of the warrant liabilities included the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the condensed consolidated statements of operations for the three and six months ended December 31, 2022. During the three months ended December 31, 2023 and the year ended June 30, 2023, there were no transfers into or out of Level 3 of the fair value hierarchy.

To calculate the fair value of the warrant liability as of June 30, 2023, the following assumptions were used:

Risk-free interest rate	4.4%
Expected life (years)	0.5
Expected volatility	128.7%
Dividend yield	—%
Weighted-average grant date fair value	$0.02

The following table sets forth a summary of changes in the estimated fair value of our Level 3 warrant liability for the six months ended December 31, 2022 (in thousands):

Balance as of June 30, 2022	$1,603
Change in estimated fair value of liability classified warrants	(1,603)
Balance as of December 31, 2022	$—

5. One-time Employee Termination Benefits

In connection with our joint decision to discontinue development of zandelisib outside of Japan, in December 2022, we announced a realignment of our clinical development efforts that streamlined our organization towards the continued clinical development of our two earlier clinical-stage assets, voruciclib and ME-344. As a result, our Board approved a staggered workforce reduction (the Reduction in Force) affecting 28 employees in December 2022 and an additional 26 employees through June 2023, representing an aggregate 51% Reduction in Force. For the three and six months ended December 31, 2022, we recorded one-time employee benefits of $0.8 million and $0.4 million, within research and development expense and general and administrative expense, respectively, associated with the termination of 18 employees in research and development departments and 10 employees in general and administrative departments. For the three months ended December 31, 2023, we recorded additional one-time employee benefits of $141,000 and $168,000, within research and development expense and general and administrative expense, respectively, associated with the termination of two and three additional research and development and general and administrative employees. For the six months ended December 31, 2023, we recorded additional one-time employee termination benefits of $169,000 and $168,000 within research and development expense and general and administrative expense, respectively, associated with the termination of six additional employees, three each within research and development and general and administrative departments.

The following table summarizes our activity related to one-time employee termination benefits included in accrued liabilities (in thousands):

One-time Employee Termination Benefits
Balance at June 30, 2023	$993
Increase in accrued restructuring	337
Cash payments	(1,105)
Balance at December 31, 2023	$225

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

Litigation

From time to time, we may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against us as of December 31, 2023 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Indemnification

In accordance with our amended and restated certificate of incorporation and bylaws, we have indemnification obligations to our officers and directors for certain events or occurrences, subject to certain limits, while they are serving in such capacity. There have been no claims to date, and we have a directors and officers liability insurance policy that may enable it to recover a portion of any amounts paid for future claims.

Presage License Agreement

As discussed in Note 8. Other License Agreements, we are party to a license agreement with Presage Biosciences, Inc. (Presage) under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of December 31, 2023, we had not accrued any amounts for potential future payments as achievement of the milestones had not been met.

Potential Return of Capital

As discussed in Note 1. Description of Business and Basis of Presentation, under certain circumstances, we could potentially be obligated to pay a Potential Second Return of Capital, if authorized by our Board should our ongoing ME-344 Phase 1b trial fail to meet certain defined endpoints or our Board determines not to proceed with a second cohort. The Potential Second Return of Capital may take the form of a dividend or tender offer and is subject to Board approval as well as modification associated with applicable requirements under Delaware law, as detailed in the Cooperation Agreement. As of December 31, 2023, our Board has not declared the Potential Second Return of Capital and, therefore, we have not accrued a liability related to it.

7. License Agreements

Kyowa Kirin Co., Ltd. License, Development and Commercialization Agreement

In April 2020, we entered into the KKC Commercialization Agreement pursuant to which we granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S. (the U.S. License), and an exclusive (subject to certain retained rights to perform obligations under the KKC Commercialization Agreement), sublicensable, payment-bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the U.S. KKC granted to us a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize zandelisib for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-U.S. KKC also paid us an initial nonrefundable payment of $100.0 million.

In November 2022, we and KKC jointly decided to discontinue zandelisib development in the U.S. and in May 2023, KKC decided to discontinue development of zandelisib in Japan. Considering the decisions to discontinue worldwide development of zandelisib the parties entered into a Termination Agreement on July 14, 2023, agreeing to mutually terminate the global KKC Commercialization Agreement. Pursuant to the Termination Agreement, we regained full, global rights to develop, manufacture and commercialize zandelisib, subject to KKC's limited rights to use for compassionate use (as more specifically defined in the Termination Agreement) in certain expanded access programs for the existing patients who have been enrolled in Japanese clinical trials sponsored by KKC until November 30, 2027, and for which KKC is fully liable; each party released the other party from any and all claims or demands arising from the original KKC Commercialization Agreement excluding certain surviving claims; however, we are obligated to deliver a discrete quantity of materials to facilitate KKCs compassionate use activities.

We determined the KKC Commercialization Agreement was a collaborative arrangement in accordance with Topic 808 which contained multiple units of account, as we and KKC were both active participants in the development and commercialization activities and were exposed to significant risks and rewards dependent on commercial success of the activities of the arrangement. We determined the U.S. License was a separate unit of account under the scope of Topic 808 and was not a deliverable under Topic 606, while the license issued to KKC within its territory and related development services was within the scope of Topic 606. See discussion within the Revenue Recognition subsection of Note 2. Summary of Significant Accounting Policies.

We evaluated the Termination Agreement under ASC 606 and determined it met the requirements of a contract modification which changed the scope of the KKC Commercialization Agreement, and the remaining goods and services associated with the wind-down activities to be transferred. The cost of satisfying our performance obligation to provide compassionate use supply to KKC was determined to be de minimis and, therefore, immaterial within the context of the KKC Commercialization Agreement. As of September 30, 2023 activities associated with the compassionate use supply were completed.

With the execution of the Termination Agreement, we regained full, global rights (subject to KKC's limited rights for compassionate use) and KKC has no further rights to develop, use or commercialize zandelisib in the U.S., nor do we have any remaining performance obligations. All consideration received from KKC was nonrefundable, therefore, the remaining long-term deferred revenue as of June 30, 2023, of $64.5 million allocated to the U.S. License obligation accounted for under Topic 808 at inception of the KKC Commercialization Agreement was recognized as revenue from collaboration agreements in the three months ended September 30, 2023, utilizing contract termination analogous to guidance provided in Topic 606. We recognized the remaining transaction price of $0.3 million of deferred revenue during the three months ended September 30, 2023, as any remaining performance obligations under the KKC Commercialization Agreement were determined to be de minimis as of September 30, 2023. Therefore, as of September 30, 2023, all deferred revenue associated with the KKC Commercialization Agreement had been recognized.

8. Other License Agreements

Presage License Agreement

In September 2017, we, as licensee, entered into a License Agreement with Presage. Under the terms of the license agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid $2.9 million to Presage. With respect to the first indication, an incremental $2.0 million payment, due upon dosing of the first subject in the first registration trial, will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., EU or Japan. Additional potential payments of up to $179.0 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percentage (which decreases as product development progresses) of amounts received from such sublicensees. During the three and six months ended December 31, 2023 and 2022 we made no payments under the Presage license agreement.

BeiGene Collaboration

In October 2018, we entered into a clinical collaboration with BeiGene, Ltd. (BeiGene) to evaluate the safety and efficacy of zandelisib in combination with BeiGene’s zanubrutinib (marketed as Brukinsa®), an inhibitor of Bruton’s tyrosine kinase, for the treatment of patients with B-cell malignancies. Under the terms of the clinical collaboration agreement, we amended our ongoing Phase 1b trial to include evaluation of zandelisib in combination with zanubrutinib in patients with B-cell malignancies. Study costs are being shared equally by the parties, and we agreed to supply zandelisib and BeiGene agreed to supply zanubrutinib. We record the costs reimbursed by BeiGene as a reduction of our research and development expenses. We retained full commercial rights for zandelisib and BeiGene retained full commercial rights for zanubrutinib. With the discontinuation of the zandelisib program outside of Japan, this clinical collaboration was terminated on September 28, 2023. During the three and six months ended December 31, 2023, we recorded approximately none and $0.1 million, respectively, in costs reimbursements, as a reduction of research and development costs in the condensed consolidated statements of operations. During the three and six months ended December 31, 2022, we recorded approximately $0.2 million and $0.3 million, respectively, in costs reimbursements, as a reduction of research and development costs in the condensed consolidated statements of operations.

9. Leases

In July 2020, we entered into a lease agreement (the Initial Lease Agreement) for approximately 32,800 square feet of office space in San Diego, California. The Lease Agreement was scheduled to expire in March 2028 but was extended by 20 months to November 2029 in accordance with the amended lease agreement we entered into in January 2022 (the Amended Lease Agreement). The Initial and Amended Lease Agreements are collectively referred to as the Lease Agreements. The Lease Agreements contain rent escalations over the lease term. In addition, the Lease Agreements contain an option to renew and extend the lease term, which is not included in the determination of the right-of-use (ROU) asset and operating lease liability, as it was not reasonably certain to be exercised. Upon commencement of the Amended Lease Agreement, to extend the lease term, we recognized an additional operating lease ROU asset and a corresponding operating lease liability. The Lease Agreements include variable non-lease components (e.g., common area maintenance, maintenance, etc.) that are not included in the ROU asset and operating lease liability and are reflected as an expense in the period incurred as a component of the lease cost.

The Amended Lease Agreement also provides for an additional 12,300 square feet of office space adjacent to our current office in San Diego. Upon taking control of the additional office space on July 1, 2022, we recognized operating lease ROU assets obtained in exchange for operating lease liabilities of $4.3 million.

The total operating lease costs for the Lease Agreements were as follows for the periods presented (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
Operating lease cost	$609	$608	$1,217	$1,217
Variable lease costs	12	17	24	35
Total lease costs included in general and administrative expenses	$621	$625	$1,241	$1,252

Supplemental cash flow information related to our operating leases was as follows for the periods presented (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$583	$567	$1,167	$1,133

The following is a schedule of the future minimum lease payments under the Lease Agreements, reconciled to the operating lease liability, as of December 31, 2023 (in thousands):

Remainder of fiscal year ending June 30, 2024	$1,167
Years ending June 30,
2025	1,913
2026	2,477
2027	2,551
2028	2,715
Thereafter	4,385
Total lease payments	15,208
Less: Present value discount	(3,181)
Total operating lease liability	$12,027

Balance Sheet Classification - Operating Leases
Operating lease liability	$1,015
Operating lease liability, long-term	11,012
Total operating lease liability	$12,027

Other Balance Sheet Information - Operating Leases
Weighted-average remaining lease term (in years)	5.9
Weighted-average discount rate	7.50%

10. Stockholders’ Equity

Equity Transactions

Warrants

In May 2023, outstanding warrants to purchase 802,949 shares of our common stock expired. The warrants were fully vested and exercisable at a price of $50.80 per share. Prior to their expiration, the warrants had been previously revalued to zero as of December 31, 2022. All corresponding changes in fair value were recorded as a component of other income (expense) in our condensed consolidated statements of operations. No warrants were exercised during the three and six months ended December 31, 2022.

As of December 31, 2023, we have warrants outstanding to purchase 102,513 shares of our common stock issued to Torreya Partners in October 2022. The warrants are fully vested and exercisable at a price of $6.80 per share and expire in October 2027. No warrants were exercised during the three and six months ended December 31, 2023 or 2022.

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

Preferred Stock

Our Board has the authority to issue up to 100,000 shares of preferred stock with a par value of $0.01 per share in one or more series and to fix the rights, preferences, privileges and restrictions in respect of that preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices and liquidation preferences, and the number of shares constituting such series and the designation of any such series, without future vote or action by the stockholders. Therefore, the Board, without the approval of the stockholders, could authorize the issuance of preferred stock with voting, conversion and other rights that could affect the voting power, dividend and other rights of the holders of shares or that could have the effect of delaying, deferring or preventing a change of control. There were no shares of preferred stock outstanding as of December 31, 2023 and June 30, 2023.

Rights Agreement

On October 1, 2023, our Board approved and adopted a Rights Agreement (Rights Agreement) by and between us and Computershare, Inc., as Rights Agent (as defined in the Rights Agreement). Pursuant to the Rights Agreement, the Board declared a dividend of one preferred share purchase right (each a Right) for each outstanding share of our common stock, par value $0.00000002 (each a Common Share and collectively, the Common Shares). The Rights are distributable to stockholders of record as of the close of business on October 12, 2023. One Right also will be issued together with each Common Share issued by us after October 12, 2023, but before the Distribution Date, as defined in the Rights Agreement (or the earlier of the redemption or expiration of the Rights) and, in certain circumstances, after the Distribution Date.

11. Share-based Compensation

We use share-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and restricted stock units (RSU). In December 2008, we adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (Omnibus Plan), as amended and restated from time to time, under which 1,850,739 shares of common stock are currently authorized for issuance. The Omnibus Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, and employees. As of December 31, 2023, there were 439,101 shares available for future grant under the Omnibus Plan.

In May 2021, we adopted the 2021 Inducement Plan (Inducement Plan), under which 217,000 shares of common stock are authorized for issuance. The Inducement Plan is intended to assist us in attracting and retaining selected individuals to serve as employees who are expected to contribute to our success, by providing an inducement for such individuals to enter into employment with us, and to achieve long-term objectives that will benefit our stockholders. As of December 31, 2023, there were 116,734 shares available for future grant under the Inducement Plan.

Total share-based compensation expense for all stock awards consisted of the following for the periods presented (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
Research and development	$129	$201	$60	$850
General and administrative	721	612	1,153	1,522
Total share-based compensation	$850	$813	$1,213	$2,372

Stock Options

Stock options granted to employees vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. Of the total options outstanding of 1,397,748 as of December 31, 2023, 1,297,482 were granted under the Omnibus Plan and 100,266 were granted under the Inducement Plan.

A summary of our stock option activity and related data follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	1,284,907	$38.32
Granted	260,437	$6.90
Forfeited	(147,596)	$38.32
Outstanding at December 31, 2023	1,397,748	$32.47	7.5	$—
Vested and expected to vest at December 31, 2023	812,884	$47.01	6.2	$—

As of December 31, 2023, the aggregate intrinsic value of outstanding options was calculated as the difference between the exercise price of the underlying options and the closing price of our common stock of $5.80 on that date.

Unrecognized compensation expense related to non-vested stock options totaled $2.3 million as of December 31, 2023. Such compensation expense is expected to be recognized over a weighted-average period of 1.57 years. As of December 31, 2023, we expect all options to vest.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of option grants were as follows:

	For the Six Months Ended December 31,
	2023	2022
Risk-free interest rate	4.5%	2.9%
Expected life (years)	5.7	6.0
Volatility	90.0%	84.1%
Dividend yield	—%	—%
Weighted-average grant date fair value	$5.18	$7.80

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (Quarterly Report) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words believe, may, will, estimate, continue, anticipate, intend, should, plan, expect, and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in Risk Factors in our 2023 Annual Report on Form 10-K (2023 Annual Report), as filed with the Securities and Exchange Commission on September 26, 2023. Set forth below is a summary of the principal risks we face:

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Set forth below is a summary of the principal risks we face:

•
We are subject to risks relating to general economic conditions, including financial market volatility and disruption, elevated levels of inflation, and uncertain economic conditions in the United States and abroad;
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
•
Final approval by regulatory authorities of our drug candidates for commercial use may be delayed, limited or prevented, for reasons which may or may not be directly related to our drug candidates, and any of which would adversely affect our ability to generate operating revenues;
•
The FDA may determine that our drug candidates have undesirable risk-benefit profiles with respect to its evaluations of efficacy and/or side effects that could delay or prevent regulatory approval or commercialization;
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
•
Our employees, independent contractors, consultants, commercial partners, principal investigators, or clinical contract research organizations (CROs) may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business;
•
Our business and operations would suffer in the event of system failures;
•
Our efforts will be seriously jeopardized if we are unable to retain and attract key employees;
•
Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from the financial markets or collaborators, including financial and other impacts of macroeconomic and geopolitical trends and events, including the conflicts in Ukraine and between Israel and Hamas and related regional and global ramifications;
•
Laws, rules and regulations relating to public companies may be costly and impact our ability to attract and retain directors and executive officers;
•
Security breaches, cyber attacks and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer;

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
•
Anti-takeover provisions contained in our amended and restated certificate of incorporation and sixth amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt;
•
Our sixth amended and restated bylaws require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders; and
•
Our executive officers and directors may sell shares of their stock, and these sales could adversely affect our stock price.

These risks are not exhaustive. Other sections of this report and our other filings with the Securities and Exchange Commission (SEC) include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

MEI Pharma, Inc. (Nasdaq: MEIP) is a clinical-stage pharmaceutical company committed to developing novel and differentiated cancer therapies. We build our pipeline by acquiring promising cancer agents and creating value in programs through clinical development, strategic partnerships, and out-licensing or commercialization, as appropriate. Our approach to oncology drug development is to evaluate our drug candidates in combinations with standard-of-care therapies to overcome known resistance mechanisms and address clear medical needs to provide improved patient benefit. The drug candidate pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (CDK9) inhibitor, and ME-344, an intravenous small molecule inhibitor of mitochondrial oxidative phosphorylation (OXPHOS). Our common stock is listed on the Nasdaq Capital Market under the symbol MEIP.

We believe our cash is sufficient to fund operations for at least 12 months and through the reporting of clinical data readouts from the ongoing voruciclib Phase 1 and ME-344 Phase 1b clinical programs.

On October 31, 2023, we announced entry into a Cooperation Agreement (Cooperation Agreement) with Anson Funds (Anson) and Cable Car Capital (Cable Car) which contains the following key terms:

•
Capital Return to Stockholders: Payment of a dividend to stockholders in the amount of $1.75 per share of common stock to all stockholders, which was issued on December 6, 2023. Additionally, a second return of capital of not to exceed $9.33 million (the Potential Second Return of Capital) could be issued if authorized by the board of directors (Board) should our ongoing ME-344 phase 1b trial fail to meet certain endpoints or our Board determines not to proceed with a second cohort. The Potential Second Return of Capital may take the form of a dividend or tender offer and is subject to Board approval as well as modification associated with applicable requirements under Delaware law, as detailed in the Cooperation Agreement.
•
Director Resignations: Three of our former directors resigned from the Board concurrently with the execution of the Cooperation Agreement and did not seek reelection at the 2024 Annual Meeting of Stockholders (2024 Annual Meeting).
•
Stockholder Designees Added to the Board: The appointment of two directors designated by Anson and Cable Car, with an additional director appointment mutually agreed upon by us and Anson and Cable Car. These appointments were effective immediately and the new directors were nominated for election by us and elected at the fiscal 2024 Annual Meeting to serve for a three-year term.
•
Formation of a Capital Allocation Committee: The formation of a Capital Allocation Committee, comprising five directors including the three new directors. The Capital Allocation Committee will advise the Board on the strategic allocation of capital to support (i) the development of our drug candidate programs and (ii) other value creation or preservation measures, with a view toward maximizing stockholder value.

As part of the Cooperation Agreement, Anson and Cable Car withdrew their consent solicitation and agreed to abide by customary standstill provisions. Additionally, we reimbursed Anson and Cable Car’s fees and expenses related to their engagement with us as of the date of the Cooperation Agreement, in the amount of $1.1 million.

Clinical Development Programs

Our clinical-stage drug candidate pipeline includes voruciclib, an oral CDK9 inhibitor, and ME-344, an intravenous small molecule mitochondrial inhibitor targeting OXHPHOS in the mitochondria.

Voruciclib: Potent Orally Administered CDK9 Inhibitor in Phase 1 Studies

Voruciclib is a potent and selective orally administered CDK9 inhibitor. Voruciclib is being studied in a Phase 1 trial evaluating dose and schedule in patients with acute myeloid leukemia (AML) and B-cell malignancies as a single-agent, and in combination with the B-cell lymphoma 2 (BCL2) inhibitor venetoclax (marketed as Venclexta®) in patients with AML. Voruciclib is also being evaluated in pre-clinical studies to explore potential activity in various solid tumor cancers including in combination with therapies that target the RAS signaling pathway, such as KRAS inhibitors.

Voruciclib Scientific Overview: Cell Cycle Signaling

CDK9 has important functions in cell cycle regulation, including the modulation of two therapeutic targets in cancer:

•
CDK9 is a transcriptional regulator of the myeloid leukemia cell differentiation protein (MCL1), a member of the family of anti-apoptotic proteins which, when elevated, may prevent the cell from undergoing cell death and result in poor prognosis in cancer. Inhibition of CDK9 blocks the production of MCL1, which is also an established resistance mechanism to the BCL2 inhibitor venetoclax.

•
CDK9 is a transcriptional regulator of the MYC proto-oncogene protein (MYC) which regulates cell proliferation and growth. Up regulation of MYC is implicated in many human cancers and is frequently associated with poor prognosis and unfavorable patient survival. CDK9, in addition to being a transcription factor for MYC, also decreases phosphorylation of MYC protein that is implicated in stabilizing MYC in KRAS mutant cancers.

Directly inhibiting MCL1 and MYC has historically been difficult, but CDK9 is a promising approach to indirectly target these oncogenes.

Voruciclib: Inhibition of MCL1

CDK9 is a known transcriptional regulator of MCL1. Over expression of MCL1 is frequently observed in many tumor types and is closely associated with tumorigenesis, poor prognosis and drug resistance. In AML, MCL1 is upregulated in about half of patients with relapsed and refractory (R/R) disease and is associated with poor prognosis in these patients. Also important, high levels of MCL1 expression are associated with resistance to venetoclax.

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

Voruciclib: Inhibition of MYC

Many cancers are associated with over expression of MYC, a transcription factor regulating cell proliferation and growth. CDK9 is a known regulator of MYC transcription and a modulator of MYC protein phosphorylation. Data reported at the American Association for Cancer Research (AACR) Annual Meeting 2021 in preclinical models demonstrated that voruciclib:

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

Clinical Programs

We are evaluating patients with hematological malignancies in a Phase 1 clinical trial evaluating the dose and schedule of voruciclib monotherapy and in combination with venetoclax. The trial started with the evaluation of dose and schedule of voruciclib as a monotherapy in patients with relapsed and refractory B-cell malignancies and AML after failure of prior standard therapies to determine the safety, preliminary efficacy and maximum tolerated dose. After completing the monotherapy dose escalation stage of the study, we are now evaluating the dose and schedule of voruciclib in combination with venetoclax, a BCL-2 inhibitor, initially in patients with R/R AML. The primary goal of the Phase 1 study is to assess the safety, and possible synergies, of voruciclib administered in combination with venetoclax. Clinical data is expected to be reported from the dose escalation portion of the ongoing Phase 1 clinical trial evaluating voruciclib plus venetoclax in patients with R/R AML in the first calendar quarter of 2024.

As we reported in a poster presented at the American Society of Hematology (ASH) Annual Meeting in December 2023, the voruciclib monotherapy dose escalation/expansion stage of the study enrolled a total of 40 patients and is complete. The majority of patients (n=21) had AML and the remaining patients (n=19) had B-cell malignancies. Of the 40 patients enrolled, the first 16 were dosed daily continuously at 50 and 100 mg and the following 24 patients were dosed on an intermittent schedule (14 consecutive days on therapy in a 28-day cycle) at 100, 150 and 200 mg. All patients were heavily pre-treated with a median of three prior therapies

(range 1-9), and five patients had prior hematopoietic stem cell transplant. Voruciclib at doses up to 200 mg administered on 14 consecutive days in a 28-day cycle (Cohort 2) was well tolerated with no dose limiting toxicities (DLT) reported. The most common adverse events (≥20% of patients) were diarrhea, nausea, anemia and fatigue. The large majority of adverse events were Grade 1-2; of note, the only Grade 3-4 adverse events in Cohort 2 were diarrhea (n=1) and anemia (n=5). Pharmacokinetics were dose proportional and a mean half-life of approximately 24 hours supports once daily dosing.

On the intermittent dosing schedule selected for further development, no DLTs were observed, there were no Grade 3 or higher drug related toxicities, and dose escalation was stopped at 200 mg before reaching the maximum tolerated dose because plasma concentrations reached levels considered sufficient for target inhibition. In the 21 patients enrolled with AML, one patient at 100 mg achieved a morphologic leukemia-free state and nine patients had disease stabilization, which lasted at least three months in two patients. In the 19 patients enrolled with B-cell malignancies, four patients had stable disease with a decrease in tumor size. Initial results from correlative studies assessing myeloid leukemia cell differentiation protein (Mcl-1) and RNA Pol II phosphorylation on Ser2 (RNA Pol II p-S2) demonstrated reduction in expression consistent with the anticipated on-target pharmacodynamic effect of voruciclib on Mcl-1 and RNA Pol II p-S2.

As further presented in the ASH 2023 poster, the second stage of the study evaluating the combination of voruciclib and venetoclax in patients with R/R AML is ongoing. All patients were heavily pre-treated with a median of three prior therapies including venetoclax. Voruciclib at doses up to 300 mg on the intermittent schedule have been administered in combination with venetoclax in patients with relapsed or refractory AML. No DLTs have been reported and no evidence of overlapping toxicity has been observed to date. Voruciclib doses from 50 mg to 200 mg administered in combination with venetoclax, as reported in the ASH 2023 poster, demonstrated anti-tumor activity as evidenced by objective responses and reductions in transfusions, with multiple patients continuing on therapy for ≥ four months.

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

ME-344: Clinical-stage Mitochondrial Inhibitor with Combinatorial Potential

ME-344 is a novel drug candidate that inhibits mitochondrial OXPHOS, a fundamental metabolic pathway involved in the production of adenosine triphosphate (ATP) in the mitochondria. ATP provides energy to drive many metabolic cell processes, including division, proliferation, and growth. By disrupting the production of ATP, ME-344 has been shown to induce cancer cell death in nonclinical models and was associated with antitumor activity in clinical studies.

Currently, we are evaluating ME-344 in combination with bevacizumab (AVASTIN®) in patients with metastatic colorectal cancer.

ME-344 Scientific Overview: Cancer Metabolism

Energy supplied in the form of ATP fuels tumor metabolism supporting cell division and growth. Accordingly, tumor cells often display a high metabolic rate to support tumor cell survival and proliferation. This heightened metabolism requires a continual supply of energy in the form of ATP. Anti-angiogenics, such as the vascular endothelial growth factor (VEGF) inhibitor bevacizumab, have the potential to normalize vasculature and decrease reliance on glycolysis for ATP. The resulting reduction in glycolysis may trigger an increased dependence on mitochondrial ATP production for energy to support continued tumor proliferation. In such cases of tumor plasticity, the combination of ME-344 and bevacizumab may induce metabolic synthetic lethality, providing a novel therapeutic strategy. Specifically, leveraging the ability of antiangiogenics like bevacizumab to reduce glycolysis and force tumor cells to switch to mitochondrial respiration via OXPHOS, which is inhibited by ME-344, may reduce access to ATP needed for cell division and growth in tumors.

We obtained initial clinical validation of this approach in a completed investigator-initiated, multi-center, randomized, controlled, window of opportunity clinical trial evaluating ME-344 in combination with bevacizumab that enrolled a total of 42 patients with human epidermal growth factor receptor 2 (HER2) negative breast cancer. An earlier Phase 1 clinical study evaluating ME-344 as a single-agent in patients with refractory solid tumors also demonstrated anti-tumor activity, further validating the potential of mitochondrial inhibition as a promising therapeutic modality.

We are currently evaluating the combination of ME-344 and bevacizumab in patients with metastatic colorectal cancer in an ongoing Phase 1b study.

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

We are advancing ME-344 in combination with the anti-angiogenic antibody bevacizumab in a Phase 1b study evaluating patients with relapsed colorectal cancer. The study is enrolling patients with progressive disease after failure of standard therapies with patients treated until disease progression or intolerance. The primary objective is progression free survival. Secondary endpoints include overall response rate, duration of response, overall survival and safety. Safety and efficacy data from the first cohort of approximately 20 patients in the ongoing ME-344 Phase 1b study is expected to be reported in the first half of calendar 2024. Additionally, ME-344 may also have clinical potential against hematological malignancies. At the AACR Annual Meeting 2022, a poster presentation reported results from preclinical studies exploring the ability of ME-344 to enhance the activity of venetoclax against AML. Data from the in vitro and in vivo preclinical studies evaluating the combination of ME-344 with venetoclax in standard-of-care-resistant AML cell lines and relapsed or refractory AML patient samples suggest that ME-344, both alone and in combination with venetoclax, inhibits purine biosynthesis, suppresses oxidative phosphorylation, induces apoptosis and decreases MCL-1, which together target metabolic vulnerabilities of AML cells. The data demonstrated that ME-344 and venetoclax prolong survival in MV4-11 and MV4-11/AraC-R-derived xenograft AML models. The poster concluded that ME-344 enhances venetoclax activity against AML cells including resistant AML.

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

Subsequently, in May 2023, KKC decided to discontinue development of zandelisib in Japan. The discontinuation of zandelisib in Japan was a business decision by KKC based on the most recent regulatory guidance from the Pharmaceuticals and Medical Devices Agency in Japan and was not related to the zandelisib clinical data generated to date.

On July 14, 2023, we entered into a Termination Agreement (the Termination Agreement) with KKC to terminate all agreements between the parties and cease further zandelisib clinical development globally. As of December 31, 2023, activities associated with the compassionate use supply were completed. We anticipate completing the wind-down activities associated with the KKC Commercialization Agreement in fiscal year 2024.

KKC License, Development and Commercialization Agreement

In April 2020, we entered into the KKC Commercialization Agreement under which we granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S. (the U.S. License), and an exclusive (subject to certain retained rights to perform obligations under the KKC Commercialization Agreement), sublicensable, payment- bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the U.S. (the Ex-U.S. and the Ex-U.S. License). Also under the KKC Commercialization Agreement, we were granted a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize zandelisib for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-U.S. and were paid an initial non-refundable payment of $100.0 million. Additionally, in Japan, the KKC Commercialization Agreement included potential regulatory and commercialization milestone payments plus royalties on net sales of zandelisib in Japan, which are tiered beginning in the teens. Prior to the execution of the Termination Agreement on July 14, 2023, KKC was responsible for the development and commercialization of zandelisib in the Ex-U.S. and, subject to certain exceptions, solely responsible for all costs related thereto. We also provided to KKC certain drug supplies necessary for the development and commercialization of zandelisib in the Ex-U.S., with the understanding that KKC would have assumed responsibility for manufacturing for the Ex-U.S. as soon as practicable.

As noted above, on July 14, 2023, we entered into a Termination Agreement with KKC to mutually terminate the KKC Commercialization Agreement and all other related agreements between the parties. Pursuant to the Termination Agreement:

•
we regained full, global rights to develop, manufacture and commercialize zandelisib, subject to KKC's limited rights to use zandelisib for compassionate use (as more specifically defined in the Termination Agreement) in certain expanded access programs for the existing patients who have been enrolled in Japanese clinical trial sponsored by KKC until November 30, 2027, and for which KKC is fully liable;
•
each party released the other party from any and all claims, demands, etc. arising from the KKC Commercialization Agreement, excluding certain surviving claims; and
•
we are obligated to deliver a discrete quantity of materials to facilitate KKC's compassionate use activities.

As of June 30, 2023, we had $64.9 million of aggregate deferred revenue associated with the KKC Commercialization Agreement, of which $64.5 million was allocated to the U.S. License and $0.3 million was allocated to the Development Services performance obligations which were recognized based on the proportional performance of these development activities through wind-down of the associated trials. As further discussed in Note 7. License Agreements, in connection with the execution of the Termination

Agreement during the three months ended September 30, 2023, we recognized the $64.5 million of noncash long-term deferred revenue associated with the U.S. License as well as the remaining $0.3 million noncash deferred revenue associated with the completion of the underlying proportional performance activities. As of September 30, 2023, all deferred revenue associated with the KKC Commercialization Agreement had been recognized.

Results of Operations

Comparison of Three Months Ended December 31, 2023 and 2022

Revenue: We recognized no revenue for the three months ended December 31, 2023 compared to $32.7 million for the three months ended December 31, 2022. The decrease in revenue was due to the termination of the KKC Commercialization Agreement in July 2023 and all remaining deferred revenue having been recognized in the three months ended September 30, 2023.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below (in thousands).

	For the Three Months Ended December 31,
	2023	2022
zandelisib	$(58)	$8,265
voruciclib	523	428
ME-344	1,385	64
Other	2,062	6,556
Total research and development expenses	$3,912	$15,313

Research and development expenses consist primarily of clinical trial costs and includes payments to contract research organizations CROs, pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Costs related to zandelisib decreased $8.3 million primarily due to the discontinuation of the program during fiscal year 2023. Costs related to voruciclib increased $0.1 million mainly due to increased clinical costs in the Phase 1 study. Costs related to ME-344 increased $1.3 million due to increased clinical and manufacturing costs related to the Phase 1b study. Other research and development costs decreased $4.5 million primarily due to a decrease of $4.0 million in personnel costs resulting from our reductions in workforce including a $0.7 million decrease in one-time employee termination benefits.

General and Administrative: General and administrative expenses decreased by $0.5 million to $8.0 million for the three months ended December 31, 2023 compared to $8.5 million for the three months ended December 31, 2022. The decrease was primarily due to $1.3 million less personnel costs resulting from our reductions in workforce partially offset by a $0.8 million increase in legal fees primarily associated with the Cooperation Agreement.

Other Income, net: Other income, net, decreased by $0.5 million to $0.9 million for the three months ended December 31, 2023 compared to $1.3 million for the three months ended December 31, 2022. We recorded a noncash gain of $0.5 million during the three months ended December 31, 2022, due to a change in the fair value of our warrant liability with no similar gain during the three months ended December 31, 2023, because of the underlying warrants expiring in May 2023.

Comparison of Six Months Ended December 31, 2023 and 2022

Revenue: We recognized revenue of $65.3 million for the six months ended December 31, 2023 compared to $41.5 million for the six months ended December 31, 2022. The increase in revenue was primarily due to the recognition of all remaining deferred revenue associated with the KKC Commercialization Agreement that was terminated in July 2023, offset by a decrease in revenue recognized during the six months ended December 31, 2023, related to cost sharing from the KKC Commercialization Agreement.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below (in thousands).

	For the Six Months Ended December 31,
	2023	2022
zandelisib	$391	$19,871
voruciclib	188	1,161
ME-344	2,605	849
Other	4,213	12,895
Total research and development expenses	$7,397	$34,776

Research and development expenses consist primarily of clinical trial costs and includes payments to contract research organizations CROs, pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, legal costs, and other costs not allocated to specific drug programs. Costs related to zandelisib decreased $19.5 million primarily as a result of the discontinuation of the program during fiscal year 2023 with lower costs in fiscal year 2024 associated with wind-down activities. Costs related to voruciclib decreased $1.0 million mainly due to lower recognized clinical costs in the Phase 1 study. Costs related to ME-344 increased $1.8 million due to higher clinical and manufacturing costs related to the Phase 1b study. Other research and development costs decreased $8.7 million primarily due to a decrease of $7.4 million in personnel costs resulting from our reductions in workforce, including a $0.7 million decrease in one-time employee termination benefits and a $0.8 million decrease in noncash stock-based compensation.

General and Administrative: General and administrative expenses decreased by $1.4 million to $14.5 million for the six months ended December 31, 2023 compared to $16.0 million for the six months ended December 31, 2022. The decrease was primarily due to $2.3 million less personnel costs resulting from our reductions in workforce, $0.4 million less noncash stock-based compensation, and $0.5 million less corporate overhead costs partially offset by a $1.7 million increase in legal fees primarily associated with the Cooperation Agreement.

Other Income, net: Other income, net, decreased by approximately $1.0 million to $2.0 million for the six months ended December 31, 2023 compared to $2.9 million for the six months ended December 31, 2022. We recorded a noncash gain of $1.6 million during the six months ended December 31, 2022, due to a change in the fair value of our warrant liability with no similar gain during the six months ended December 31, 2023, because of the underlying warrants expiring in May 2023. Additionally, we received interest and dividend income of $2.0 million for the six months ended December 31, 2023 compared to $1.3 million for the six months ended December 31, 2022. The increase in interest and dividend income is primarily due to higher yields during the six months ended December 31, 2023 compared to the six months ended December 31, 2022.

Liquidity and Capital Resources

We have accumulated losses of $360.7 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2023, we had $59.5 million in cash and cash equivalents, and short-term investments. We believe that these resources will be sufficient to fund our operations for at least 12 months from the issuance of this Quarterly Report. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operations and operating expenses may affect actual future use of existing cash resources. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Sources and Uses of Our Cash

Net cash used in operating activities for the six months ended December 31, 2023 of $29.5 million consisted of our net income of $45.3 million and $2.1 million for noncash items offset by $77.0 million in changes in our operating assets and liabilities primarily due to recognition of $64.9 million in noncash deferred revenue. Net cash used in operating activities for the six months ended December 31, 2022 of $29.1 million consisted of our net loss of $6.4 million and changes in our operating assets and liabilities of $24.3 million partially offset by $1.7 million in noncash items.

Net cash provided by investing activities for the six months ended December 31, 2023 was $29.5 million as compared to $24.3 million cash provided by investing activities for the six months ended December 31, 2022. The increase was primarily due to timing differences between the purchases of and maturities of short-term investments during the six months ended December 31, 2023 against the comparative period.

Net cash used in financing activities during the six months ended December 31, 2023 was $11.7 million due to the payment of dividends agreed to under the Cooperation Agreement. Net cash used in financing activities during the six months ended December 31, 2022 was $40,000 due to the payment of withholding taxes upon the vesting of restricted stock units (RSU) in exchange for common shares surrendered by RSU holders.

Capital Resource Requirements

As previously discussed in the overview section above, we may be required to pay a second return of capital of not to exceed $9.33 million if authorized by our Board as further described in the Cooperation Agreement.

In January 2022, we amended our facility lease for an additional 20 months through November 2029. The amended lease agreement also provided for additional lease space that we took control over on July 1, 2022. Under the terms of the lease, we are obligated to make aggregate remaining lease payments as of December 31, 2023 of $15.2 million, excluding common area maintenance and other variable consideration due under the lease agreement. Estimated lease payments for the remainder of our fiscal year ended June 30, 2024 are expected to be $1.2 million, excluding common area maintenance and other variable consideration due under the lease agreement.

As of December 31, 2023, we have the following potential purchase obligations for which the timing and/or likelihood of occurrence is unknown; however, if such claims arise in the future, they could have a material effect on our financial position, results of operations, and cash flows.

•
Under our remaining license agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sales of products developed under those agreements. For additional details regarding these agreements, see the section titled Note 8—Other License Agreements and Note 6—Commitments and Contingencies to our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report;
•
Obligations under contracts that are cancelable without significant penalty;
•
Purchase orders issued in the ordinary course of business as they represent authorizations to purchase the items rather than binding agreements; and
•
Contracts in the normal course of business with clinical supply manufacturers and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts are cancelable and generally provide for termination after a notice period.

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

Estimate Considerations Related to Macroeconomic Conditions and other Geopolitical Conditions

Due to recent disruptions in access to bank deposits and lending commitments associated with bank failures, macroeconomic and geopolitical conditions, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of its assets or liabilities as of December 31, 2023. While there was no material impact to our condensed consolidated financial statements as of and for the three and six months ended December 31, 2023, these estimates may change, as new events occur and additional information is obtained, which could materially impact our condensed consolidated financial statements in future reporting periods.

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

Recent Accounting Pronouncement

See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

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

We place our cash deposits with high credit quality financial institutions and by policy limit the amount of credit exposure to any one corporation or bank. These deposits are in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limits. We are adverse to principal loss and we ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We seek to mitigate default risk by depositing funds with high credit quality financial institutions, by limiting the amount of credit exposure to any one corporation or bank, by purchasing short-term investments consisting of U.S. government securities, and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any such financial institution.

We do not consider the effects of interest rate movements to be a material risk to our financial condition.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission, or SEC’s, rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those included in our 2023 Annual Report.

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

3.2*	Amended and Restated Certificate of Incorporation of MEI Pharma, Inc.
3.3

Sixth Amended and Restated Bylaws of MEI Pharma, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities Exchange Commission on December 22, 2023) (File No. 001-418277))

4.1

Rights Agreement between MEI Pharma, Inc. and Computershare, Inc. (as Rights Agent) dated as of October 1, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 3, 2023 (File No. 000-50484))

10.1

Termination Agreement by and between MEI Pharma, Inc. and Kyowa Kirin Co., Ltd. (formerly known as Kyowa Hakko Kirin Co., Ltd.) dated as of July 14, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 19, 2023 (File No. 000-50484))

10.2

Termination Letter from MEI Pharma, Inc. to Infinity Pharmaceuticals, Inc. dated July 23, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 24, 2023 (File No. 000-0050484))

10.3

Cooperation Agreement dated as of October 31, 2023 by and among the Investors and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 1, 2023 (File No. 001-41827))

10.4*	Employment Agreement between MEI Pharma, Inc. and Richard Ghalie dated January 16, 2024
31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer.
32.1**

Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEI Pharma, Inc.

/s/ Justin J. File
Justin J. File Chief Financial Officer and Secretary

Date: February 13, 2024