Form 10-Q
period 2024-03-31
MEI Pharma, Inc.
filed 2024-05-09
CIK 1262104

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 6,662,857.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MEI PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	March 31,	June 30,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,368	$16,906
Short-term investments	54,184	83,787
Unbilled receivables	—	85
Prepaid expenses and other current assets	2,814	6,750
Total current assets	59,366	107,528
Operating lease right-of-use asset	10,836	11,972
Property and equipment, net	1,058	1,309
Total assets	$71,260	$120,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,176	$6,134
Accrued liabilities	5,388	12,461
Deferred revenue	—	317
Operating lease liability	1,052	1,428
Total current liabilities	9,616	20,340
Deferred revenue, long-term	—	64,545
Operating lease liability, long-term	10,615	11,300
Total liabilities	20,231	96,185
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 6,663 shares issued and outstanding at March 31, 2024 and June 30, 2023.	—	—
Additional paid-in capital	420,842	430,621
Accumulated deficit	(369,813)	(405,997)
Total stockholders’ equity	51,029	24,624
Total liabilities and stockholders’ equity	$71,260	$120,809

See accompanying notes to condensed consolidated financial statements (unaudited).

MEI PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Revenues:
Revenue from customers	$—	$5,894	$752	$47,359
Revenue from collaboration agreements	—	—	64,545	—
Total revenues	—	5,894	65,297	47,359

Operating expenses:
Research and development	5,220	15,104	12,617	49,880
General and administrative	4,609	7,181	19,158	23,163
Total operating expenses	9,829	22,285	31,775	73,043
(Loss) income from operations	(9,829)	(16,391)	33,522	(25,684)
Other income (expense):
Change in fair value of warrant liability	—	—	—	1,603
Interest and dividend income	706	957	2,669	2,282
Other expense, net	(4)	(4)	(7)	(10)
Total other income, net	702	953	2,662	3,875
Net (loss) income	$(9,127)	$(15,438)	$36,184	$(21,809)

Net (loss) income per share - basic and diluted	$(1.37)	$(2.32)	$5.43	$(3.27)

Weighted-average shares used in computing net (loss) income per share - basic and diluted	6,663	6,663	6,663	6,663

See accompanying notes to condensed consolidated financial statements (unaudited).

MEI PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2023	6,663	$430,621	$(405,997)	$24,624
Net income	—	—	56,374	56,374
Share-based compensation	—	363		363
Balance at September 30, 2023	6,663	430,984	(349,623)	81,361
Net loss	—	—	(11,063)	(11,063)
Cash dividends declared ($1.75 per share)	—	(11,660)	—	(11,660)
Share-based compensation	—	850	—	850
Balance at December 31, 2023	6,663	420,174	(360,686)	59,488
Net loss	—	—	(9,127)	(9,127)
Share-based compensation	—	668	—	668
Balance at March 31, 2024	6,663	$420,842	$(369,813)	$51,029

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2022	6,658	$426,572	$(374,159)	$52,413
Net loss	—	—	(16,624)	(16,624)
Issuance of common stock for vested restricted stock units	5	(40)	—	(40)
Share-based compensation	—	1,559	—	1,559
Balance at September 30, 2022	6,663	428,091	(390,783)	37,308
Net income	—	—	10,253	10,253
Share-based compensation	—	813	—	813
Balance at December 31, 2022	6,663	428,904	(380,530)	48,374
Net income	—	—	(15,438)	(15,438)
Issuance of warrants	—	500		500
Share-based compensation	—	918	—	918
Balance at March 31, 2023	6,663	$430,322	$(395,968)	$34,354

See accompanying notes to condensed consolidated financial statements (unaudited).

MEI PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$36,184	$(21,809)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	—	(1,603)
Share-based compensation	1,881	3,290
Issuance of warrants	—	500
Noncash lease expense	1,136	1,063
Depreciation expense	258	288
Changes in operating assets and liabilities:
Unbilled receivables	85	5,464
Prepaid expenses and other current assets	4,144	(37)
Accounts payable	(3,166)	(3,529)
Accrued liabilities	(7,073)	5,444
Deferred revenue	(64,862)	(29,316)
Operating lease liability	(1,061)	(937)
Net cash used in operating activities	(32,474)	(41,182)

Cash flows from investing activities:
Purchases of short-term investments	(58,232)	(92,098)
Proceeds from maturity of short-term investments	87,835	126,386
Proceeds from the sale of property and equipment	—	6
Purchases of property and equipment	(7)	—
Net cash provided by investing activities	29,596	34,294

Cash flows from financing activities:
Payments of tax withholdings related to vesting of restricted stock units	—	(40)
Payment of cash dividend	(11,660)	—
Net cash used in financing activities	(11,660)	(40)
Net decrease in cash and cash equivalents	(14,538)	(6,928)
Cash and cash equivalents at beginning of the period	16,906	15,740
Cash and cash equivalents at end of the period	$2,368	$8,812

Supplemental cash flow information:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$4,347
Financing costs included in accounts payable	$208	$—

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

Recent Events

Cooperation Agreement

On October 31, 2023, we announced our entry into a Cooperation Agreement (Cooperation Agreement) with Anson Funds and Cable Car Capital, which, among other non-financial related items as described within the overview section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, provided for a capital return to stockholders in the form of a dividend in the amount of $1.75 per share of common stock, as further discussed below. Additionally, the Cooperation Agreement contemplates a potential second return of capital not to exceed $9.33 million (Potential Second Return of Capital) if authorized by the board of directors (Board) should our ongoing ME-344 Phase 1b trial fail to meet certain defined endpoints or our Board determines not to proceed with a second cohort. The Potential Second Return of Capital may take the form of a dividend or tender offer and is subject to Board approval as well as modification associated with applicable requirements under Delaware law, as detailed in the Cooperation Agreement.

In April 2024, the Company reported that its Board unanimously aligned on a strategy to prioritize clinical development of voruciclib while enabling development of a new ME-344 formulation for Phase 1 study. Additionally, the Company’s Board unanimously determined not to proceed with a the Potential Second Return of Capital under the October 31, 2023, Cooperation Agreement in order to conserve resources and align strategic investment, and thereby extend the Company’s operational runway.

As part of the Cooperation Agreement, Anson and Cable Car withdrew their consent solicitation and agreed to abide by customary standstill provisions. Additionally, we reimbursed Anson and Cable Car’s fees and expenses related to their engagement with us as of the date of the Cooperation Agreement in an amount of $1.1 million, which is recorded within general and administrative expenses in the condensed consolidated statements of operations during the nine months ended March 31, 2024.

Cash Dividend

On November 6, 2023, pursuant to the Cooperation Agreement, the Board declared a special cash dividend of $1.75 per share of common stock to stockholders of record at the close of business on November 17, 2023. The total dividend of $11.7 million was paid on December 6, 2023 and was recorded as a reduction of additional paid-in capital in the condensed consolidated statements of stockholders' equity, as we have an accumulated deficit, rather than retained earnings.

Liquidity

We have accumulated losses of $369.8 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2024, we had $56.6 million in cash and cash equivalents and short-term investments. We believe that these resources will be sufficient to meet our obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these condensed consolidated financial statements. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operating expenses may affect actual future use of existing cash resources. Our research and development expenses are expected to increase in the foreseeable future. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

The accompanying unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2024 should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2023, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 2023 (2023 Annual Report). Interim results are not necessarily indicative of results for a full year. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

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

Short-term Investments

Short-term investments are marketable securities with original maturities greater than three months but less than one year from date of purchase. As of March 31, 2024 and June 30, 2023, our short-term investments consisted of $54.2 million and $83.8 million, respectively, in United States government securities. The short-term investments held as of March 31, 2024 and June 30, 2023 are considered to be held to maturity and are carried at amortized cost. As of March 31, 2024 and June 30, 2023, gross unrealized gains and losses were immaterial.

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

In connection with our April 2020 Kyowa Kirin Co., Ltd. (KKC) License, Development and Commercialization Agreement (the KKC Commercialization Agreement) described in Note 7. License Agreements, which agreement was terminated in July 2023,we performed development services related to our 50-50 cost sharing arrangement for which revenue was recognized over time. Additionally, from time to time, we performed services for KKC at their request, the costs of which were fully reimbursed to us. We recorded the reimbursement for such pass-through services as revenue at 100% of reimbursed costs, as control of the additional services for KKC was transferred at the time we incurred such costs. The costs of these services are recognized in the condensed consolidated statements of operations as research and development expense. The cost of these services was recognized in the condensed consolidated statements of operations as research and development expense.

We recognized revenue associated with the KKC Commercialization Agreement for the periods presented (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Timing of Revenue Recognition:
Services performed over time	$—	$5,598	$743	$46,430
Pass through services at a point in time	—	296	9	929
	$—	$5,894	$752	$47,359

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

As of March 31, 2024, June 30, 2023 and June 30, 2022, we had no balances in accounts receivable. Contract balances are as follows (in thousands):

	March 31, 2024	June 30, 2023	June 30, 2022
Unbilled receivables	$—	$85	$10,044
Contract liabilities included in deferred revenue and deferred revenue, net of current portion	$—	$317	$30,900

A reconciliation of the beginning and ending amount of contract liabilities, which are primarily related to the combined performance obligation for the transfer of development services under the KKC Commercialization Agreement and are a separate performance obligation in the Company’s contracts pursuant to research plans under the agreements, was as follows for the periods presented (in thousands):

	March 31, 2024	June 30, 2023
Beginning balance	$317	$30,900
Recognized as revenue:
Revenue recognized upon satisfaction of performance obligations	(317)	(5,411)
Revenue recognized from change in estimate for performance obligations that are being closed	—	(16,565)
Revenue recognized for performance obligations that will no longer commence	—	(8,607)
Ending balance	$—	$317

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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and nine months ended March 31, 2024 and 2023. Diluted net income (loss) per share is computed based on the sum of the weighted-average number of common shares and potentially dilutive common shares outstanding during the period determined using the treasury-stock and if-converted methods.

For purposes of the diluted net income (loss) per share calculation for the three and nine months ended March 31, 2024 and 2023, potentially dilutive securities are excluded from the calculation of diluted net income (loss) per share because their weighted-average exercise prices were above our weighted-average share price as of March 31, 2024 and 2023, respectively; therefore, basic and diluted net income (loss) per share were the same for the three and nine months ended March 31, 2024 and 2023.

The following table presents potentially dilutive shares excluded from the calculation of diluted net income (loss) per share (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Stock options	1,373	1,258	1,373	1,340
Warrants	103	905	103	837
Total anti-dilutive shares	1,476	2,163	1,476	2,177

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

Recently Issued

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted as of the specified effective date. We believe the impact of recently issued standards, other than those noted below, and any issued but not yet effective standards will not have a material impact on our condensed consolidated financial statements upon adoption.

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

3. Balance Sheet Details

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Furniture and equipment	$1,381	$1,374
Leasehold improvements	969	969
	2,350	2,343
Less: accumulated depreciation	(1,292)	(1,034)
Property and equipment, net	$1,058	$1,309

Depreciation expense of property and equipment for the three months ended March 31, 2024 and 2023 were $86,000 and $97,000, respectively. Depreciation expense of property and equipment for the nine months ended March 31, 2024 and 2023 are presented in the condensed consolidated statements of cash flows.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Accrued pre-clinical and clinical trial expenses	$1,118	$3,663
Accrued compensation and benefits(1)	2,640	7,189
Accrued legal and professional services	644	1,423
Accrued reimbursement to KKC	892	—
Other	94	186
Total accrued liabilities	$5,388	$12,461

(1) For the period ended March 31, 2024, one-time employee termination benefits were immaterial. Accrued compensation and benefits as of June 30, 2023 includes $1.0 million of one-time employee termination benefits, as more fully described in Note 5. One-time Employee Termination Benefits.

4. Fair Value Measurements

The carrying amounts of financial instruments such as cash equivalents, short-term investments and accounts payable approximate the related fair values due to the short-term maturities of these instruments. We invest our excess cash in financial instruments which are readily convertible into cash, such as money market funds and U.S. government securities. Cash equivalents and short-term investments are classified as Level 1 as defined by the fair value hierarchy. As of March 31, 2024 and June 30, 2023, we had no assets or liabilities measured on a recurring or non-recurring basis.

In May 2018, we issued warrants in connection with a private placement of our shares of common stock. Pursuant to the terms of the warrants, we could have been required to settle the warrants in cash in the event of an acquisition of us and, as a result, the warrants were required to be measured at fair value and reported as a liability in the condensed consolidated balance sheets. We recorded the fair value of the warrants upon issuance using the Black-Scholes valuation model and were required to revalue the warrants at each reporting date with any changes in fair value recorded in our condensed consolidated statement of operations through their expiration in May 2023. The valuation of the warrants were considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that were both significant to the fair value measurement and unobservable. Inputs used to determine estimated fair value of the warrant liabilities included the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement. The change in the fair value of the Level 3 warrant liability is reflected in the condensed consolidated statements of operations for the three and nine months ended March 31, 2023. During the three and nine months ended March 31, 2024 and the year ended June 30, 2023, there were no transfers into or out of Level 3 of the fair value hierarchy.

To calculate the fair value of the warrant liability as of June 30, 2023, the following assumptions were used:

Risk-free interest rate	4.4%
Expected life (years)	0.5
Expected volatility	128.7%
Dividend yield	—%
Weighted-average grant date fair value	$0.02

The following table sets forth a summary of changes in the estimated fair value of our Level 3 warrant liability for the nine months ended March 31, 2023 (in thousands):

Balance as of June 30, 2022	$1,603
Change in estimated fair value of liability classified warrants	(1,603)
Balance as of March 31, 2023	$—

5. One-time Employee Termination Benefits

In connection with our joint decision to discontinue development of zandelisib outside of Japan, in December 2022, we announced a realignment of our clinical development efforts that streamlined our organization towards the continued clinical development of our two earlier clinical-stage assets, voruciclib and ME-344. As a result, our Board approved a staggered workforce reduction (the Reduction in Force) affecting 28 employees in December 2022 and an additional 26 employees through June 2023, representing an aggregate 51% Reduction in Force. For the three months ended March 31, 2023, we recorded one-time employee benefits of $1.0 million and $0.2 million, within research and development and general and administrative expense, respectively, associated with the termination of 13 employees within research and development departments and one employee in general and administrative departments. For the nine months ended March 31, 2023, we recorded one-time employee benefits of $1.8 million and $0.6 million, within research and development expense and general and administrative expense, respectively, associated with the termination of 31 employees in research and development departments and 11 employees in general and administrative departments. During the three months ended March 31, 2024, no additional one-time employee termination benefits were recorded. For the nine months ended March 31, 2024, we recorded additional one-time employee termination benefits of $169,000 and $168,000 within research and development expense and general and administrative expense, respectively, associated with the termination of six additional employees, three each within research and development and general and administrative departments.

The following table summarizes our activity related to one-time employee termination benefits included in accrued liabilities (in thousands):

One-time Employee Termination Benefits
Balance at June 30, 2023	$993
Increase in accrued restructuring	337
Cash payments	(1,322)
Balance at March 31, 2024	$8

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

Litigation

From time to time, we may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against us as of March 31, 2024 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

Presage License Agreement

As discussed in Note 8. Other License Agreements, we are party to a license agreement with Presage Biosciences, Inc. (Presage) under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of March 31, 2024, we had not accrued any amounts for potential future payments as achievement of the milestones had not been met.

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

8. Other License Agreements

Presage License Agreement

In September 2017, we, as licensee, entered into a License Agreement with Presage. Under the terms of the license agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid $2.9 million to Presage. With respect to the first indication, an incremental $2.0 million payment, due upon dosing of the first subject in the first registration trial, will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., EU or Japan. Additional potential payments of up to $179.0 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percentage (which decreases as product development progresses) of amounts received from such sublicensees. During the three and nine months ended March 31, 2024 and 2023 we made no payments under the Presage license agreement.

BeiGene Collaboration

In October 2018, we entered into a clinical collaboration with BeiGene, Ltd. (BeiGene) to evaluate the safety and efficacy of zandelisib in combination with BeiGene’s zanubrutinib (marketed as Brukinsa®), an inhibitor of Bruton’s tyrosine kinase, for the treatment of patients with B-cell malignancies. Under the terms of the clinical collaboration agreement, we amended our ongoing Phase 1b trial to include evaluation of zandelisib in combination with zanubrutinib in patients with B-cell malignancies. Study costs are being shared equally by the parties, and we agreed to supply zandelisib and BeiGene agreed to supply zanubrutinib. We record the costs reimbursed by BeiGene as a reduction of our research and development expenses. We retained full commercial rights for zandelisib and BeiGene retained full commercial rights for zanubrutinib. With the discontinuation of the zandelisib program outside of Japan, this clinical collaboration was terminated on September 28, 2023. Costs reimbursements recorded as a reduction of research and development costs, in the condensed consolidated statements of operations, during the three months ended March 31, 2024 and 2023 were approximately none and $0.3 million, respectively, and during the nine months ended March 31, 2024 and 2023, were approximately $0.1 million and $0.6 million, respectively.

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

The total operating lease costs for the Lease Agreements were as follows for the periods presented (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Operating lease cost	$609	$609	$1,826	$1,826
Variable lease costs	69	2	93	37
Total lease costs included in general and administrative expenses	$678	$611	$1,919	$1,863

Supplemental cash flow information related to our operating leases was as follows for the periods presented (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$584	$567	$1,751	$1,700

The following is a schedule of the future minimum lease payments under the Lease Agreements, reconciled to the operating lease liability, as of March 31, 2024 (in thousands):

Remainder of fiscal year ending June 30, 2024	$584
Years ending June 30,
2025	1,913
2026	2,477
2027	2,551
2028	2,715
Thereafter	4,385
Total lease payments	14,625
Less: Present value discount	(2,958)
Total operating lease liability	$11,667

Balance Sheet Classification - Operating Leases
Operating lease liability	$1,052
Operating lease liability, long-term	10,615
Total operating lease liability	$11,667

Other Balance Sheet Information - Operating Leases
Weighted-average remaining lease term (in years)	5.7
Weighted-average discount rate	7.50%

10. Stockholders’ Equity

Equity Transactions

Warrants

In May 2023, outstanding warrants to purchase 802,949 shares of our common stock expired. The warrants were fully vested and exercisable at a price of $50.80 per share. Prior to their expiration, the warrants had been previously revalued to zero as of December 31, 2022. All corresponding changes in fair value were recorded as a component of other income (expense) in our condensed consolidated statements of operations. No warrants were exercised during the three and nine months ended March 31, 2023.

As of March 31, 2024, we have warrants outstanding to purchase 102,513 shares of our common stock issued to Torreya Partners in October 2022. The warrants are fully vested and exercisable at a price of $6.80 per share and expire in October 2027. No warrants were exercised during the three and nine months ended March 31, 2024 and 2023.

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

At-the-Market Offering Agreement

On February 20, 2024, we entered into a capital on demand sales agreement with JonesTrading Institution Services LLC, pursuant to which we are able to offer and sell shares having an aggregate offering price of up to $25.0 million (the ATM Program). In no event will we sell securities registered on this registration statement in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75 million (the Baby Shelf Limitation). As of January 2, 2024, the date used under applicable rules of the Securities and Exchange Commission to determine our public float at the commencement of the offering, one-third of our public float was equal to approximately $9.9 million. As of March 31, 2024, no shares have been issued and sold under our ATM Program.

Preferred Stock

Our Board has the authority to issue up to 100,000 shares of preferred stock with a par value of $0.01 per share in one or more series and to fix the rights, preferences, privileges and restrictions in respect of that preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices and liquidation preferences, and the number of shares constituting such series and the designation of any such series, without future vote or action by the stockholders. Therefore, the Board, without the approval of the stockholders, could authorize the issuance of preferred stock with voting, conversion and other rights that could affect the voting power, dividend and other rights of the holders of shares or that could have the effect of delaying, deferring or preventing a change of control. There were no shares of preferred stock outstanding as of March 31, 2024 and June 30, 2023.

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

11. Share-based Compensation

We use share-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and restricted stock units (RSU). In December 2008, we adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (Omnibus Plan), as amended and restated from time to time, under which 1,850,739 shares of common stock are currently authorized for issuance. The Omnibus Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, and employees. As of March 31, 2024, there were 451,768 shares available for future grant under the Omnibus Plan.

In May 2021, we adopted the 2021 Inducement Plan (Inducement Plan), under which 217,000 shares of common stock are authorized for issuance. The Inducement Plan is intended to assist us in attracting and retaining selected individuals to serve as employees who are expected to contribute to our success, by providing an inducement for such individuals to enter into employment with us, and to achieve long-term objectives that will benefit our stockholders. As of March 31, 2024, there were 128,348 shares available for future grant under the Inducement Plan.

Total share-based compensation expense for all stock awards consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Research and development	$194	$374	$254	$1,224
General and administrative	474	544	1,627	2,066
Total share-based compensation	$668	$918	$1,881	$3,290

Stock Options

Stock options granted to employees vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. Of the total options outstanding of 1,373,467 as of March 31, 2024, 1,284,815 were granted under the Omnibus Plan and 88,652 were granted under the Inducement Plan.

A summary of our stock option activity and related data follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	1,284,907	$38.32
Granted	290,437	$6.92
Forfeited	(201,877)	$40.28
Outstanding at March 31, 2024	1,373,467	$31.39	7.3	$—
Vested and expected to vest at March 31, 2024	1,373,467	$31.39	7.3	$—

As of March 31, 2024, the aggregate intrinsic value of outstanding options was calculated as the difference between the exercise price of the underlying options and the closing price of our common stock of $4.00 on that date.

Unrecognized compensation expense related to non-vested stock options totaled $1.8 million as of March 31, 2024. Such compensation expense is expected to be recognized over a weighted-average period of 1.55 years. As of March 31, 2024, we expect all options to vest.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of option grants were as follows:

	For the Nine Months Ended March 31,
	2024	2023
Risk-free interest rate	4.5%	2.9%
Expected life (years)	5.7	6.0
Volatility	89.8%	84.1%
Dividend yield	—%	—%
Weighted-average grant date fair value	$5.20	$7.71

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

We believe our cash is sufficient to fund operations for at least 12 months. On October 31, 2023, we announced entry into a Cooperation Agreement (Cooperation Agreement) with Anson Funds (Anson) and Cable Car Capital (Cable Car) which contains the following key terms:

•
Capital Return to Stockholders: Payment of a $11.7 million dividend to stockholders on December 6, 2023 and a Potential Second Return of Capital not to exceed $9.33 million. As described below, the Board voted not to proceed with the Potential Second Return of Capital.

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

In April 2024, the Company reported that its Board unanimously aligned on a strategy to prioritize clinical development of voruciclib while enabling development of a new ME-344 formulation for Phase 1 study. Additionally, the Company’s Board unanimously determined not to proceed with a the Potential Second Return of Capital under the October 31, 2023, Cooperation Agreement in order to conserve resources and align strategic investment, and thereby extend the Company’s operational runway.

Clinical Development Programs

Our clinical-stage drug candidate pipeline includes voruciclib, an oral CDK9 inhibitor, and ME-344, an intravenous small molecule inhibitor mitochondrial oxidative phosphorylation (OXHPHOS).

Voruciclib: Potent Orally Administered CDK9 Inhibitor in Phase 1 Studies

Voruciclib is a selective orally administered CDK9 inhibitor. Voruciclib is being studied in a Phase 1 trial currently evaluating dose and schedule in patients with acute myeloid leukemia (AML) in combination with the B-cell lymphoma 2 (BCL-2) inhibitor venetoclax (marketed as Venclexta®). Voruciclib is also being evaluated in pre-clinical studies to explore potential activity in various solid tumor cancers including in combination with therapies that target the RAS signaling pathway, such as KRAS inhibitors.

Voruciclib Scientific Overview: Cell Cycle Signaling

CDK9 has important functions in cell cycle regulation, including the modulation of two therapeutic targets in cancer:

•
CDK9 is a transcriptional regulator of the myeloid leukemia cell differentiation protein (Mcl-1), a member of the family of anti-apoptotic proteins which, when elevated, may prevent the cell from undergoing cell death and result in poor prognosis in cancer. Inhibition of CDK9 blocks the production of Mcl-1, which is also an established resistance mechanism to the BCL-2 inhibitor venetoclax.
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

Subsequently, and consistent with the reported pre-clinical studies, data from an ongoing Phase 1 study evaluating voruciclib as a single agent and in combination with venetoclax in patients with relapsed or refractory (R/R) AML have also demonstrated the anticipated decreases in Mcl-1 protein.

The research suggests that voruciclib is potentially an attractive therapeutic agent for treating cancers in combination with venetoclax or other BCL-2 inhibitors, to address potential resistance associated with MCL1, and is supportive of our ongoing clinical evaluation of voruciclib in AML.

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

Clinical Programs

In a Phase 1 clinical trial, we are currently evaluating the dose and schedule of voruciclib in combination with venetoclax, a BCL-2 inhibitor, in patients with R/R AML. The trial started with the evaluation of dose and schedule of voruciclib as a monotherapy in patients with relapsed and refractory B-cell malignancies and AML after failure of prior standard therapies to determine the safety, preliminary efficacy and maximum tolerated dose. The primary objectives of the study are to determine the safety and biologic effective dose of voruciclib monotherapy or voruciclib in combination with venetoclax. Secondary objectives of the study include assessing the preliminary efficacy, pharmacokinetics, pharmacodynamics, and biomarkers of voruciclib monotherapy or voruciclib in combination with venetoclax.

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

Since reporting data from the monotherapy stage of the study, we have advanced to the next stage of the study to evaluate seven voruciclib dose levels from 50 mg every other day to 300 mg daily for 14 consecutive days in a 28-day cycle in combination with standard dose venetoclax in patients with R/R AML. In April 2024, we reported that a total of 29 patients with R/R AML, median age 67 years (range 34-89), enrolled in this dose escalation stage of the study evaluating voruciclib in combination with venetoclax. These patients were generally heavily pretreated; the median number of prior therapies was 3 (range 1-7), and 15 (52%) patients had ≥3 prior lines. Almost all patients (28/29) were treated with venetoclax in an earlier line of therapy. Additionally, 21 (72%) patients were noted as being in an adverse 2017 ELN Risk Category due to adverse cytogenetics and molecular mutations.

Of the 20 patients administered voruciclib at a dose of 100 mg or more in combination with venetoclax, three patients achieved a response, including two patients that achieved a complete response with incomplete hematologic recovery (CRi) and one patient that achieved a morphologic leukemia-free state (MLFS), in each case having received venetoclax in an earlier line of treatment. Responses lasted 7 months in one patient, 5 months and ongoing in the second patient, and the third patient was referred to stem cell transplant. Further, an additional 14 patients had stable disease which lasted more than 90 days in 5 patients.

In the 20 patients administered voruciclib at a dose of 100 mg or more in combination with venetoclax, initial results from correlative biomarker assay studies of available samples from patients treated with the combination also demonstrated anticipated decreases of Mcl-1, including a greater decrease in Mcl-1 at higher doses. This supports our hypothesis that voruciclib, as an inhibitor or CDK9, regulates Mcl-1 and therefore may address the upregulation of MCL1 associated with venetoclax. Additional evidence of anti-leukemic activity was also demonstrated by decreases in bone marrow blast counts post voruciclib/venetoclax administration versus pre drug administration in 50% (10/20) of evaluable patients.

Voruciclib at doses up to 300 mg administered on 14 consecutive days in a 28-day cycle in combination with standard dose venetoclax was well tolerated with no dose limiting toxicities observed. The maximum tolerated dose of voruciclib administered on this schedule with venetoclax has not been established. There were no discontinuations due to drug-related adverse events and no evidence of overlapping toxicity has been observed to date. The most common (≥5% of patients) grade 3 adverse events were myelosuppression associated with AML. Only 1 patient was observed as having a non-hematologic grade 3 drug-related adverse event (diarrhea).

The study is ongoing and is also evaluating a 12-patient expansion cohort of voruciclib administered at 300 mg daily for 14 consecutive days in a 28-day cycle in combination with venetoclax. The study will further evaluate escalating doses of voruciclib administered over 21 consecutive days in a 28-day cycle in combination with venetoclax to increase dose intensity and potentially optimize patient response. Clinical data is expected to be reported from the ongoing Phase 1 clinical trial evaluating voruciclib plus venetoclax in patients with R/R AML in the remainder of calendar 2024.

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

ME-344: Clinical-stage Mitochondrial Inhibitor with Combinatorial Potential

ME-344 is a novel drug candidate that inhibits mitochondrial OXPHOS, a fundamental metabolic pathway involved in the production of adenosine triphosphate (ATP) in the mitochondria. ATP provides energy to drive many metabolic cell processes, including division, proliferation, and growth. By disrupting the production of ATP, ME-344 has been shown to induce cancer cell death in nonclinical models and was associated with antitumor activity in clinical studies. ME-344 has also demonstrated clinical activity in multiple clinical studies in combinations, including with bevacizumab (Avastin®).

Currently, we are advancing ME-344 via development of a new formulation with the goal of increasing biological activity, improving patient convenience of administration and increasing commercial opportunity. We believe a new formulation represents the optimal approach to pursue the potential of the program after observing encouraging data in two clinical studies evaluating the prior ME-344 formulation in combination with bevacizumab (Avastin®).

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

We obtained initial clinical data on this approach in a completed investigator-initiated, multi-center, randomized, controlled, window of opportunity clinical trial evaluating ME-344 in combination with bevacizumab that enrolled a total of 42 patients with human epidermal growth factor receptor 2 (HER2) negative breast cancer. Further clinical support for the combination of ME-344 in combination with bevacizumab was reported in April 2024 from a Phase 1b study of patients with relapsed metastatic colorectal cancer (“mCRC”) after failure of standard therapies. This study demonstrated clinical activity, including an effect on progression free survival in a cohort of 23 patients.

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

Pre-clinical studies, have shown that one outcome of anti-angiogenics is a reduced rate of glycolysis in tumors as a mechanism to slow tumor growth. However, when faced with reduced glycolysis and reduced ATP production, tumor metabolism was able to shift to mitochondrial metabolism for energy production to support continued tumor proliferation. In such cases of tumor plasticity in the presence of treatment with anti-angiogenics, contemporaneously targeting the mitochondria as an alternative metabolic source of ATP with ME-344 may open an important development opportunity.

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

Results published in the November 2019 issue of Clinical Cancer Research from a multi-center, investigator-initiated, randomized, controlled, clinical trial that evaluated the combination of ME-344 and bevacizumab in 42 women with early HER2-negative breast cancer provided evidence for the combinatorial use of ME-344 with anti-angiogenic therapeutics.

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

Building on the clinical study evaluating patients with breast cancer, a Phase 1b study evaluating ME-344 in combination with bevacizumab in patients with relapsed metastatic colorectal cancer (“mCRC”) after failure of standard therapies was initiated. The study was designed to evaluate ME-344 plus bevacizumab in up to two cohorts of approximately 20 patients each. The option to enroll the second cohort was conditioned upon Cohort 1 reaching a predetermined non-progression threshold of at least 20% at four months. Patients in the study were treated until disease progression or intolerability. The primary endpoint of the study was 16-week progression free survival (“PFS”), and secondary endpoints included overall PFS, duration of response, overall survival and safety.

ME-344 was administered once weekly on Days 1, 8 and 15 combined with bevacizumab on Days 1 and 15 of each 28-day cycle. Cohort 1 enrolled a total of 23 patients with relapsed mCRC. Patients were generally heavily pretreated; the median number of prior lines of therapy was 4 (range 1-8), 18 (78%) patients had ≥3 prior lines, and all patients had previously received bevacizumab and standard chemotherapy. As reported in April 2024, the combination was generally well tolerated with no overlapping toxicities observed. Two patients (9%) discontinued therapy due to an adverse event: fatigue considered related to study drugs and sepsis considered unrelated. The most common (≥10% of patients) drug-related adverse events (all grades/grade ≥3) were fatigue in 8 (35%) / 3 (13%) patients and abdominal pain in 3 (13%) / 2 (9%) patients.

It was further reported that in the first cohort, 5 of 20 (25%) evaluable patients completed 16 weeks of therapy without evidence of disease progression, exceeding the 20% predetermined threshold as set forth in the Clinical Study Protocol to proceed to Cohort 2. The median PFS was 1.9 months, the 4-month PFS rate was 31.2%, and the median overall survival was 6.7 months with 15 patients censored at the time of analysis. Nine (45%) of the 20 evaluable patients had stable disease. Although Cohort 1 exceeded the predetermined PFS threshold, the Company decided not to initiate enrollment in a second cohort.

Results from an earlier, first-in-human, single-agent Phase 1 clinical trial of ME-344 in patients with refractory solid tumors were published in the April 1, 2015 edition of Cancer. The results indicated that eight of 21 evaluable patients (38%) treated with ME-344 achieved stable disease or better, including five who experienced progression-free survival that was at least twice the duration of their last prior treatment before entry into the trial. In addition, one of these patients, a heavily pre-treated patient with small cell lung cancer, achieved a confirmed partial response and remained on study for two years. ME-344 was generally well tolerated at doses equal to or less than 10 mg/kg delivered on a weekly schedule for extended durations. Treatment-related adverse events included nausea, dizziness and fatigue. Dose-limiting toxicities were observed at both the 15 mg/kg and 20 mg/kg dose levels, consisting primarily of grade 3 peripheral neuropathy.

We are continuing to pursue ME-344 via development of a new formulation to advance our novel approach to inducing synthetic lethality in tumors in combination with VEGF inhibitors such as bevacizumab (Avastin®). The Company has already initiated research and development activity of the new formulation, with the goal of increasing biological activity, improving convenience of administration and increasing commercial opportunity.

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

On July 14, 2023, we entered into a Termination Agreement (the Termination Agreement) with KKC to terminate all agreements between the parties and cease further zandelisib clinical development globally. Activities associated with the compassionate use supply were completed during the first half of fiscal 2024. We anticipate completing the wind-down activities associated with the KKC Commercialization Agreement in fiscal year 2024.

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

Components of Results of Operations

Operating Expenses

Research and development

Research and development expenses consist primarily of clinical trial costs and includes payments to contract research organizations (CROs), pre-clinical study costs, and costs to manufacture our drug candidates for non-clinical and clinical studies. Other research and development expenses consist primarily of salaries and personnel costs, share-based compensation, and other costs not allocated to specific drug programs.

We expense research and development costs as incurred. Research and development activities are central to our business model. In-licensing fees and other costs to acquire technologies used in research and development that have not yet received regulatory approval and that are not expected to have an alternative future use are expensed when incurred.

We expect research and development expenses will continue to increase for the foreseeable future and will comprise a larger percentage of our total expenses as we conduct clinical trials for our current product candidates in development and continue to discover and develop additional candidates.

General and Administrative

General and administrative expenses consist primarily of personnel costs, which include salaries and other related costs, including share-based compensation for personnel in our executive, finance, business development, operations and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; facilities-related costs, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs that are not specifically attributable to research activities.

Other Income (Expense)

Other income (expense) primarily relates to investment income received on our short-term investments. During fiscal 2023, other income (expense) also included changes in fair value related to our warrant liability.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table summarizes certain components of our results of operations (in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues	$—	$5,894	$(5,894)	(100.0)%
Research and development	5,220	15,104	(9,884)	(65.4)%
General and administrative	4,609	7,181	(2,572)	(35.8)%
Other income, net	702	953	(251)	(26.3)%

Revenue: We recognized no revenue for the three months ended March 31, 2024 compared to $5.9 million for the three months ended March 31, 2023. The decrease in revenue was due to the termination of the KKC Commercialization Agreement in July 2023 and all remaining deferred revenue having been recognized during the three months ended September 30, 2023.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below (in thousands).

	For the Three Months Ended March 31,
	2024	2023
zandelisib	$26	$7,763
voruciclib	1,382	698
ME-344	1,791	205
Other	2,021	6,438
Total research and development expenses	$5,220	$15,104

Costs related to zandelisib decreased $7.7 million primarily due to the discontinuation of the program during fiscal year 2023. Costs related to voruciclib increased $0.7 million mainly due to increased clinical costs in the Phase 1 study. Costs related to ME-344 increased $1.6 million due to increased clinical costs related to the Phase 1b study and manufacturing costs of ME-344 to support clinical and non-clinical studies. Other research and development costs decreased $4.4 million primarily due to a decrease of $4.2 million in personnel costs resulting from our reductions in workforce including a $1.1 million decrease in one-time employee termination benefits.

General and Administrative: General and administrative expenses decreased by $2.6 million to $4.6 million for the three months ended March 31, 2024 compared to $7.2 million for the three months ended March 31, 2023. The decrease was primarily due to $1.0 million less personnel costs resulting from our reductions in workforce, a $0.7 million decrease in legal fees and a $0.6 million decrease in external professional services.

Other Income, net: Other income, net, decreased by $0.3 million to $0.7 million for the three months ended March 31, 2024 compared to $1.0 million for the three months ended March 31, 2023 primarily due to lower interest and dividend income as a result of less short-term investments.

Comparison of Nine Months Ended March 31, 2024 and 2023

The following table summarizes certain components of our results of operations (in thousands):

	For the Nine Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues	$65,297	$47,359	$17,938	37.9%
Research and development	12,617	49,880	(37,263)	(74.7)%
General and administrative	19,158	23,163	(4,005)	(17.3)%
Other income, net	2,662	3,875	(1,213)	(31.3)%

Revenue: We recognized revenue of $65.3 million for the nine months ended March 31, 2024 compared to $47.4 million for the nine months ended March 31, 2023. The increase in revenue was primarily due to the recognition of all remaining deferred revenue associated with the KKC Commercialization Agreement that was terminated in July 2023, offset by a decrease in revenue recognized during the nine months ended March 31, 2024, related to cost sharing from the KKC Commercialization Agreement.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below (in thousands).

	For the Nine Months Ended March 31,
	2024	2023
zandelisib	$417	$27,634
voruciclib	1,570	1,859
ME-344	4,396	1,053
Other	6,234	19,334
Total research and development expenses	$12,617	$49,880

Costs related to zandelisib decreased $27.2 million primarily as a result of the discontinuation of the program during fiscal year 2023 with lower costs in fiscal year 2024 associated with wind-down activities. Costs related to voruciclib decreased $0.3 million mainly due to lower manufacturing costs. Costs related to ME-344 increased $3.3 million due to higher clinical costs related to the Phase 1b study and manufacturing costs of ME-344 to support clinical and non-clinical studies. Other research and development costs decreased $13.1 million primarily due to a decrease of $11.6 million in personnel costs resulting from our reductions in workforce, including a $1.7 million decrease in one-time employee termination benefits and a $1.0 million decrease in noncash stock-based compensation.

General and Administrative: General and administrative expenses decreased by $4.0 million to $19.2 million for the nine months ended March 31, 2024 compared to $23.2 million for the nine months ended March 31, 2023. The decrease was primarily due to $3.3 million less personnel costs resulting from our reductions in workforce, $0.7 million less external professional services, $0.6 million less corporate overhead costs and $0.4 million less noncash stock-based compensation partially offset by a $1.0 million increase in legal fees primarily associated with the Cooperation Agreement.

Other Income, net: Other income, net, decreased by approximately $1.2 million to $2.7 million for the nine months ended March 31, 2024 compared to $3.9 million for the nine months ended March 31, 2023. We recognized a noncash gain of $1.6 million during the nine months ended March 31, 2023, due to a change in the fair value of our warrant liability with no similar gain during the nine months ended March 31, 2024, because of the underlying warrants expiring in May 2023. Additionally, we received interest and dividend income of $2.7 million for the nine months ended March 31, 2024 compared to $2.3 million for the nine months ended March 31, 2023. The increase in interest and dividend income is primarily due to higher yields during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023.

Liquidity and Capital Resources

We have accumulated losses of $369.8 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2024, we had $56.6 million in cash and cash equivalents, and short-term investments. We believe that these resources will be sufficient to fund our operations for at least 12 months from the issuance of this Quarterly Report. Our current business operations are focused on continuing the clinical development of our drug candidates. Changes to our research and development plans or other changes affecting our operations and operating expenses may affect actual future use of existing cash resources. We cannot determine with certainty costs associated with ongoing and future clinical trials or the regulatory approval process. The duration, costs and timing associated with the development of our product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical trials.

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

Cash Flows

Sources and Uses of Our Cash

Net cash used in operating activities for the nine months ended March 31, 2024 of $32.5 million consisted of our net income of $36.2 million and $3.3 million for noncash items offset by $71.9 million in changes in our operating assets and liabilities primarily due to recognition of $64.9 million in noncash deferred revenue. Net cash used in operating activities for the nine months ended March 31, 2023 of $41.2 million consisted of our net loss of $21.8 million and changes in our operating assets and liabilities of $22.9 million partially offset by $3.5 million in noncash items.

Net cash provided by investing activities for the nine months ended March 31, 2024 was $29.6 million as compared to $34.3 million cash provided by investing activities for the nine months ended March 31, 2023. The increase was primarily due to timing differences between the purchases of and maturities of short-term investments during the nine months ended March 31, 2024 against the comparative period.

Net cash used in financing activities during the nine months ended March 31, 2024 was $11.7 million due to the payment of dividends agreed to under the Cooperation Agreement. Net cash used in financing activities during the nine months ended March 31, 2023 was $40,000 due to the payment of withholding taxes upon the vesting of restricted stock units (RSU) in exchange for common shares surrendered by RSU holders.

Capital Resource Requirements

In January 2022, we amended our facility lease for an additional 20 months through November 2029. The amended lease agreement also provided for additional lease space that we took control over on July 1, 2022. Under the terms of the lease, we are obligated to make aggregate remaining lease payments as of March 31, 2024 of $14.6 million, excluding common area maintenance and other variable consideration due under the lease agreement. Estimated lease payments for the remainder of our fiscal year ended June 30, 2024 are expected to be $0.6 million, excluding common area maintenance and other variable consideration due under the lease agreement.

As of March 31, 2024, we have the following potential purchase obligations for which the timing and/or likelihood of occurrence is unknown; however, if such claims arise in the future, they could have a material effect on our financial position, results of operations, and cash flows.

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

Estimate Considerations Related to Macroeconomic Conditions and other Geopolitical Conditions

Due to recent disruptions in access to bank deposits and lending commitments associated with bank failures, macroeconomic and geopolitical conditions, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 31, 2024. While there was no material impact to our condensed consolidated financial statements as of and for the three and nine months ended March 31, 2024, these estimates may change, as new events occur and additional information is obtained, which could materially impact our condensed consolidated financial statements in future reporting periods.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission's, or SEC’s, rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) Trading Plans. During the three months ended March 31, 2024, no director or officer of the Company adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

		Incorporated by Reference Herein
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
10.1*	Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (December 2023)
10.2	Employment Agreement between MEI Pharma, Inc. and Richard Ghalie dated January 16, 2024	10-Q	001-41827	10.4	February 13, 2024

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**

Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

101INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEI Pharma, Inc.

/s/ Justin J. File
Justin J. File Chief Financial Officer and Secretary

Date: May 9, 2024