Form 10-Q
period 2024-09-30
MEI Pharma, Inc.
filed 2024-11-12
CIK 1262104

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 6,662,857.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MEI PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	September 30,	June 30,
	2024	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,952	$3,705
Short-term investments	19,953	34,640
Prepaid expenses and other current assets	840	2,424
Total current assets	27,745	40,769
Operating lease right-of-use asset	—	214
Property and equipment, net	5	392
Total assets	$27,750	$41,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$976	$3,168
Accrued liabilities	1,896	5,187
Total current liabilities	2,872	8,355
Total liabilities	2,872	8,355

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 6,663 shares issued and outstanding at September 30, 2024 and June 30, 2024.	—	—
Additional paid-in capital	421,104	421,239
Accumulated deficit	(396,226)	(388,219)
Total stockholders’ equity	24,878	33,020
Total liabilities and stockholders’ equity	$27,750	$41,375

See accompanying notes to condensed consolidated financial statements.

MEI PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,
	2024	2023
Revenues:
Revenue from customers	$—	$752
Revenue from collaboration agreements	—	64,545
Total revenues	—	65,297

Operating expenses:
Research and development	3,163	3,485
General and administrative	5,189	6,531
Total operating expenses	8,352	10,016
(Loss) income from operations	(8,352)	55,281
Other income (expense):
Interest and dividend income	355	1,094
Other expense, net	(10)	(1)
Total other income, net	345	1,093
Net (loss) income	$(8,007)	$56,374

Net (loss) income per share - basic and diluted	$(1.20)	$8.46

Weighted-average shares used in computing net (loss) income per share - basic and diluted	6,663	6,663

See accompanying notes to condensed consolidated financial statements.

MEI PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2024	6,663	$421,239	$(388,219)	$33,020
Net loss	—	—	(8,007)	(8,007)
Share-based compensation	—	(135)	—	(135)
Balance at September 30, 2024	6,663	$421,104	$(396,226)	$24,878

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2023	6,663	$430,621	$(405,997)	$24,624
Net income	—	—	56,374	56,374
Share-based compensation	—	363	—	363
Balance at September 30, 2023	6,663	$430,984	$(349,623)	$81,361

See accompanying notes to condensed consolidated financial statements.

MEI PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(8,007)	$56,374
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation	(135)	363
Noncash lease expense	214	372
Depreciation expense	368	87
Loss on disposal of property and equipment	9	—
Changes in operating assets and liabilities:
Unbilled receivables	—	85
Prepaid expenses and other current assets	1,584	530
Accounts payable	(2,192)	(2,921)
Accrued liabilities	(3,291)	(8,172)
Deferred revenue	—	(64,862)
Operating lease liability	—	(347)
Net cash used in operating activities	(11,450)	(18,491)

Cash flows from investing activities:
Purchases of short-term investments	—	(24,197)
Proceeds from maturity of short-term investments	14,687	29,154
Proceeds from sale of property and equipment	10	—
Net cash provided by investing activities	14,697	4,957

Net increase (decrease) in cash and cash equivalents	3,247	(13,534)
Cash and cash equivalents at beginning of the period	3,705	16,906
Cash and cash equivalents at end of the period	$6,952	$3,372

Noncash investing activities:
Purchases of property and equipment included in accounts payable	$—	$7

See accompanying notes to condensed consolidated financial statements.

MEI PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

MEI Pharma, Inc. (Nasdaq: MEIP) is a pharmaceutical company that has been developing novel and differentiated cancer therapies. We built our pipeline by acquiring promising cancer agents and creating value in programs through development, strategic partnerships, and out-licensing or commercialization, as appropriate. Our approach to oncology drug development has been to evaluate our drug candidates in combinations with standard-of-care therapies to overcome known resistance mechanisms and address clear medical needs to provide improved patient benefit. Our pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (CDK9) inhibitor, and prior to its sale (as discussed below), ME-344, an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway.

Strategic Alternatives

On July 22, 2024, we announced that our Board of Directors (Board) had determined unanimously to begin the evaluation of our strategic alternatives, including potential transactions as well as an orderly wind down of operations, if appropriate, to maximize the value of our assets for our stockholders. We commenced a reduction-in-force (the 2024 RIF) beginning August 1, 2024, which will continue in stages as our operational and strategic direction evolves. We have discontinued the clinical development of voruciclib, while certain nonclinical activities related to MEI’s drug candidate assets will continue to be conducted by us. As part of the review of strategic alternatives, we may consider options such as out-licensing opportunities for existing programs and merger and acquisition opportunities.

Consistent with our intention to preserve cash, David M. Urso, our President and Chief Executive Officer, and Richard Ghalie, M.D., our Chief Medical Officer, stepped down effective August 1, 2024. Mr. Urso also left the Board at that date. We have entered into consulting agreements with both Mr. Urso and Dr. Ghalie under which they will remain available to assist us in our strategic efforts. Charles V. Baltic III, the Chairperson of the Board, also stepped down from the Board contemporaneously with the announcement on July 22, 2024. Our Board appointed Justin J. File, our current Chief Financial Officer, to assume the position of Acting Chief Executive Officer and has appointed Frederick W. Driscoll as Chairperson of the Board.

Basis of Presentation and Consolidation

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

The accompanying unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2024 should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2024, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 19, 2024 (2024 Annual Report). Interim results are not necessarily indicative of results for a full year.

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

Liquidity

To date, we have obtained cash and funded our operations primarily through equity financings and license agreements. We have accumulated losses of $396.2 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2024, we had $26.9 million in cash and cash equivalents and short-term investments. In connection with our July 2024 announcement regarding the evaluation of our strategic alternatives, we discontinued the clinical development of voruciclib, while certain nonclinical research and development activities continued. As a result, we continue to incur research and development expenses in connection with clinical trial closing costs and the completion of our nonclinical projects. We believe that our cash balance, including our short-term investments, will be sufficient to meet our obligations and fund operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies from those described in the notes to our audited consolidated financial statements contained in the 2024 Annual Report.

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

Short-term Investments

Short-term investments are marketable securities with maturities greater than three months but less than one year from date of purchase. As of September 30, 2024 and June 30, 2024, our short-term investments consisted of $20.0 million and $34.6 million, respectively, in United States government securities. The short-term investments held as of September 30, 2024 and June 30, 2024 are considered to be held to maturity and are carried at amortized cost. As of September 30, 2024 and June 30, 2024, gross unrealized gains and losses were immaterial.

Revenue Recognition

Revenues from Customers

In accordance with ASC Topic 606, Revenue from Contracts with Customers (Topic 606), we recognized revenue when control of the promised goods or services was transferred to our customers, in an amount that reflects the consideration we expected to be entitled to in exchange for those goods or services. For enforceable contracts with our customers, we first identified the distinct performance obligations – or accounting units – within the contract. Performance obligations are commitments in a contract to transfer a distinct good or service to the customer.

Payments received under commercial arrangements, such as licensing technology rights, may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, and royalties on the sale of products. At the inception of arrangements that include milestone payments, we used judgment to evaluate whether the milestones were probable of being achieved, and we estimated the amount, if any, to include in the transaction price using the most likely method. If it were probable that a significant revenue reversal would not occur, the estimated amount was included in the transaction price. Milestone payments that were not within our or the licensee’s control, such as regulatory approvals, were not included in the transaction price until those approvals were received. At the end of each reporting period, we re-evaluated the probability of achievement of development milestones and any related constraint and, as necessary, we adjusted our estimate of the overall transaction price.

To the extent a contract included multiple promised deliverables, we applied judgment to determine whether promised deliverables were capable of being distinct and were distinct within the context of the contract. If these criteria were not met, the promised deliverables were accounted for as a combined performance obligation. For arrangements with multiple distinct performance obligations, we allocated variable consideration related to our 50-50 cost share for development services directly to the associated performance obligation and then allocated the remaining consideration among the performance obligations based on their relative stand-alone selling price.

When not directly observable, we typically estimated the stand-alone selling price for each distinct performance obligation. Variable consideration that related specifically to our efforts to satisfy specific performance obligations was allocated entirely to those performance obligations. Other components of the transaction price were allocated based on the relative stand-alone selling price, over which management has applied significant judgment. We developed assumptions that required judgment to determine the stand-alone selling price for license-related performance obligations, which may have included forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical, regulatory and commercial success. We estimated stand-alone selling price for research and development performance obligations by forecasting the expected costs of satisfying a performance obligation plus an appropriate margin.

In the case of a license that is a distinct performance obligation, we recognized revenue allocated to the license from non-refundable, up-front fees at the point in time when the license was transferred to the licensee and the licensee can use and benefit from the license. For licenses that are bundled with other distinct or combined obligations, we used judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. If the performance obligation is satisfied over time, we evaluated the measure of progress in each reporting period and, if necessary, adjusted the measure of performance and related revenue recognition.

The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Revenue is recorded proportionally as costs are incurred. We generally used the cost-to-cost measure of progress because it best depicted the transfer of control to the customer which occurred as we incurred costs. Under the cost-to-cost measure of progress, the extent of progress towards completion was measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation (an input method under Topic 606). We used judgment to estimate the total cost expected to complete the research and development performance obligations, which included subcontractors’ costs, labor, materials, other direct costs and an allocation of indirect costs. We evaluated these cost estimates and the progress each reporting period and, as necessary, we adjusted the measure of progress and related revenue recognition.

In connection with our, now terminated, April 2020 License, Development and Commercialization Agreement with Kyowa Kirin Co., Ltd. (KKC) (the KKC Commercialization Agreement) described in Note 7. License Agreements, we performed development services related to our 50-50 cost sharing arrangement for which revenue was recognized over time. Additionally, we performed services for KKC at their request, the costs of which were fully reimbursed to us. We recorded the reimbursement for such pass through services as revenue at 100% of reimbursed costs, as control of the additional services for KKC was transferred at the time we incurred such costs. The costs of these services were recognized in the condensed consolidated statements of operations as research and development expense.

During the three months ended September 30, 2024, we did not recognize any revenue associated with the KKC Commercialization Agreement. During the three months ended September 30, 2023, we recognized revenue associated with the KKC Commercialization Agreement as follows (in thousands):

Timing of Revenue Recognition:
Services performed over time	$743
Pass through services at a point in time	9
$752

Contract Balances

Contract liabilities were included in deferred revenue and deferred revenue, long-term in our condensed consolidated balance sheets. Our contract liabilities accounted for under Topic 606 related to the amount of initial upfront consideration allocated to the development services performance obligations.

As of June 30, 2024 and September 30, 2024, we had no accounts receivable, unbilled receivable balances or contract liabilities. A reconciliation of the beginning and ending amount of contract liabilities as of June 30, 2024, which was primarily related to the combined performance obligation for the transfer of development services under the KKC Commercialization Agreement and was a separate performance obligation in our contracts pursuant to research plans under the agreements, was as follows:

June 30, 2024
Beginning balance	$317
Recognized as revenue:
Revenue recognized upon satisfaction of performance obligations	(317)
Ending balance	$—

The timing of revenue recognition, invoicing and cash collections results in billed accounts receivable and unbilled receivables (contract assets) and deferred revenue (contract liabilities). We invoiced our customers in accordance with agreed-upon contractual terms, typically at periodic intervals or upon achievement of contractual milestones. Invoicing may have occurred subsequent to revenue recognition, resulting in unbilled receivables. Advanced payments from our customers before revenue was recognized resulted in contract liabilities.

Revenues from Collaborators

At contract inception, we assessed whether the collaboration arrangements were within the scope of ASC Topic 808 Collaborative Agreements (Topic 808), to determine whether such arrangements involved joint operating activities performed by parties that were both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment was performed based on the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple units of account, we first determined which units of account within the arrangement were within the scope of Topic 808 and which elements were within the scope of Topic 606. For units of account within collaboration arrangements that were accounted for pursuant to Topic 808, an appropriate recognition method was determined and applied consistently, by analogy to authoritative accounting literature. For elements of collaboration arrangements that were accounted for pursuant to Topic 606, we recognized revenue as discussed above. Consideration received that did not meet the requirements to satisfy Topic 606 revenue recognition criteria was recorded as deferred revenue and classified as either current or long-term deferred revenue based on our best estimate of when such amounts would be recognized.

Net (Loss) Income Per Share

Basic and diluted net (loss) income per share is computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three months ended September 30, 2024 and 2023. Diluted net (loss) income per share is computed based on the sum of the weighted-average number of common shares and potentially dilutive common shares outstanding during the period determined using the treasury-stock and if-converted methods.

For purposes of the diluted net (loss) income per share calculation for the three months ended September 30, 2024 and 2023, potentially dilutive securities are excluded from the calculation of diluted net income per share because their weighted-average exercise prices were above our weighted-average share price as of September 30, 2024 and 2023, respectively, therefore, basic and diluted net loss per share were the same for the three months ended September 30, 2024 and 2023.

The following table presents potentially dilutive shares that have been excluded from the calculation of net (loss) income per share because of their anti-dilutive effect (in thousands):

	For the Three Months Ended September 30,
	2024	2023
Stock options	1,124	1,447
Warrants	103	103
Total anti-dilutive shares	1,227	1,550

Recent Accounting Pronouncement

Recently Issued

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that are adopted as of the specified effective date. The Company believes the impact of recently issued standards and any issued but not yet effective standards will not have a material impact on its condensed consolidated financial statements upon adoption.

In November 2023, the FASB issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker. This ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to the financial statements, of specific expense categories present within expense captions presented on the face of the income statement within continuing operations of PBE's. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any and all prior periods presented in the financial statements. We are currently evaluating this ASU to determine its impact on our disclosures.

3. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following, in thousands:

	September 30, 2024	June 30, 2024
Prepaid clinical costs	$—	$1,050
Software licenses	329	442
Security deposit	263	263
Other	248	669
Total prepaid and other current assets	$840	$2,424

Property and Equipment

Property and equipment consisted of the following, in thousands:

	September 30, 2024	June 30, 2024
Furniture and fixtures	$—	$1,000
Equipment	7	187
Leasehold improvements	—	969
	7	2,156
Less: accumulated depreciation (1)	(2)	(1,764)
Property and equipment, net	$5	$392

_____________

(1) Includes impairment charge of $0.5 million during fiscal year 2024, see below discussion on Impact of the Agreement (as discussed in Note 9. Leases).

Depreciation expense of property and equipment for the three months ended September 30, 2024 and 2023 are presented in the condensed consolidated statements of cash flows.

Impact of the Agreement (as discussed in Note 9. Leases)

As noted in Note 9. Leases, we agreed to sell our furniture and fixtures to the landlord for $1.00 on our lease termination date of September 30, 2024. We completed an evaluation of the impact of the Agreement, as defined in Note 9. Leases, on the carrying value of our property and equipment (Other Long-Lived Assets). This process included evaluating the remaining estimated useful lives, significant changes in the use and potential impairment charges related to the Other Long-Lived Assets. Based upon our evaluation, we recorded an impairment charge during our fiscal year ended June 30, 2024 of approximately $0.5 million for the furniture and fixtures sold to the landlord on September 30, 2024, which was included in the impairment of long-lived assets in the condensed consolidated statements of operations for the fiscal year ended June 30, 2024. We also changed our estimate of the remaining useful lives of our leasehold improvements resulting in an acceleration of depreciation of approximately $0.1 million during our fiscal year ended June 30, 2024.

Accrued Liabilities

Accrued liabilities consisted of the following, in thousands:

	September 30, 2024	June 30, 2024
Accrued pre-clinical and clinical trial expenses	$247	$1,407
Accrued compensation and benefits(1)	1,393	2,821
Accrued legal and professional services	201	33
Accrued reimbursement to KKC	—	892
Other	55	34
Total accrued liabilities	$1,896	$5,187

(1) Includes employee termination benefits of approximately $1.0 million and $21,000 as of September 30, 2024 and June 30, 2024, respectively, as more fully described in Note 5. Employee Termination Benefits.

4. Fair Value Measurements

The carrying amounts of financial instruments such as cash equivalents, short-term investments and accounts payable approximate the related fair values due to the short-term maturities of these instruments. We invest our excess cash in financial instruments which are readily convertible into cash, such as money market funds and U.S. government securities. Cash equivalents and short-term investments are classified as Level 1 as defined by the fair value hierarchy. As of September 30, 2024 and June 30, 2024, we had no assets or liabilities measured on a recurring or non-recurring basis.

5. Employee Termination Benefits

In connection with our joint decision to discontinue development of zandelisib outside of Japan in December 2022, we announced a realignment of our clinical development efforts that streamlined our organization towards the continued clinical development of our two earlier clinical-stage assets, voruciclib and ME-344. As a result, our Board approved a staggered workforce reduction (the 2023 RIF), which was completed during fiscal year 2024.

In August 2024, in connection with our Strategic Alternatives announcement described in Note 1. Description of Business and Basis of Presentation, we commenced the 2024 RIF. Including contractual pro-rata fiscal year 2025 bonuses, we expect to incur charges not to exceed a total of $6.0 million in retention, severance and COBRA costs related to the termination of our employees due to our related wind down activities. The charges that we expect to incur in connection with the 2024 RIF are subject to a number of assumptions, and actual results may differ materially. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the 2024 RIF.

For the three months ended September 30, 2024, we recorded employee termination benefits of $1.3 million and $1.8 million within research and development and general and administrative expense, respectively. For the three months ended September 30, 2023, we recorded additional employee termination benefits of $28,000 within research and development expense.

The following table summarizes our activity related to employee benefits included in accrued liabilities (in thousands):

	September 30, 2024	June 30, 2024
Beginning balance	$21	$993
Increase in accrued restructuring	3,137	556
Cash payments	(2,203)	(1,528)
Ending Balance	$955	$21

6. Commitments and Contingencies

We have contracted with various consultants and third parties to assist us in pre-clinical research and development and clinical trials work for our leading drug compounds. The contracts are terminable at any time but obligate us to reimburse the providers for any time or costs incurred through the date of termination. See the Sale of ME-344 discussion within Note 12. Subsequent Events for additional information regarding contracts associated with ME-344 assumed by the Purchaser. We also have employment agreements with certain of our current employees that provide for severance payments and accelerated vesting for share-based awards if their employment is terminated under specified circumstances.

Litigation

From time to time, we may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against us as of September 30, 2024, which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Indemnification

In accordance with our amended and restated certificate of incorporation and sixth amended and restated bylaws, we have indemnification obligations to our officers and directors for certain events or occurrences, subject to certain limits, while they are serving in such capacity. There have been no claims to date, and we have a directors and officers liability insurance policy that may enable it to recover a portion of any amounts paid for future claims.

Presage License Agreement

As discussed in Note 8. Other License Agreements, we are party to a license agreement with Presage Biosciences, Inc. (Presage) under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of September 30, 2024, we had no accruals for potential future payments as achievement of the milestones had not been met.

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

In July 2023, we entered into a termination agreement with KKC to mutually terminate the KKC Commercialization Agreement and all other related agreements between the parties (Termination Agreement) and jointly decided to discontinue zandelisib development in the U.S. Prior to the execution of the Termination Agreement, KKC was responsible for the development and commercialization of zandelisib in Ex-U.S. and, subject to certain exceptions, was solely responsible for all costs related thereto. We also provided to KKC certain drug supplies necessary for the development and commercialization of zandelisib in the Ex-U.S., with the understanding that KKC would have assumed responsibility for manufacturing for the Ex-U.S. as soon as practicable.

During fiscal year 2023, we updated our assessment of the total transaction price from the KKC Commercialization Agreement to reflect the upfront payment, milestone payments, estimated development cost-sharing, and deferred revenue. After announcing our plan to discontinue the global development of zandelisib outside of Japan, in December 2022, we decreased our estimate for variable consideration related to development cost sharing.

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

8. Other License Agreements

Presage License Agreement

In September 2017, we, as licensee, entered into a license agreement with Presage. Under the terms of the license agreement, Presage granted us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid $2.9 million to Presage. With respect to the first indication, an incremental $2.0 million payment, due upon dosing of the first subject in the first registration trial, will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., EU or Japan. Additional potential payments of up to $179.0 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percentage (which decreases as product development progresses) of amounts received from such sublicensees. During the three months ended September 30, 2024 and 2023, we made no payments under the Presage license agreement.

BeiGene Collaboration

In October 2018, we entered into a clinical collaboration with BeiGene, Ltd. (BeiGene) to evaluate the safety and efficacy of zandelisib in combination with BeiGene’s zanubrutinib (marketed as Brukinsa®), an inhibitor of Bruton’s tyrosine kinase, for the treatment of patients with B-cell malignancies. Under the terms of the clinical collaboration agreement, we amended our ongoing Phase 1b trial to include evaluation of zandelisib in combination with zanubrutinib in patients with B-cell malignancies. Study costs are being shared equally by the parties, and we agreed to supply zandelisib and BeiGene agreed to supply zanubrutinib. We record the costs reimbursed by BeiGene as a reduction of our research and development expenses. We retained full commercial rights for zandelisib and BeiGene retained full commercial rights for zanubrutinib. With the discontinuation of the zandelisib program outside of Japan, this clinical collaboration was terminated on September 28, 2023. The Company did not recognize any cost reimbursement reductions within research and development during the three months ended September 30, 2024. Cost reimbursements recorded as a reduction of research and development costs, in the condensed consolidated statements of operations, during the three months ended September 30, 2023 were approximately $0.1 million.

9. Leases

In July 2020, we entered into a lease agreement for approximately 32,800 square feet of office space in San Diego, California. The lease agreement was scheduled to expire in March 2028. We accounted for the lease agreement as an operating lease. The lease agreement contained an option to renew and extend the lease term, which was not included in the determination of the right-of-use (ROU) asset and operating lease liability, as it was not reasonably certain to be exercised. In July 2022, we amended the lease to extend the lease termination date from March 2028 to November 30, 2029 and to add an additional 12,300 square feet of office space adjacent to our current office in San Diego (the Amended Lease). Upon commencement of the Amended Lease, we recognized an additional ROU asset and a corresponding operating lease liability of $4.3 million. The Amended Lease includes variable non-lease components (e.g., common area maintenance, maintenance, etc.) that are not included in the ROU asset and operating lease liability and are reflected as an expense in the period incurred as a component of the lease cost.

Lease Termination

On June 18, 2024 (the Agreement Date), we entered into a lease termination agreement (Agreement) with our landlord pursuant to which the parties agreed to terminate the lease for our existing office space as of September 30, 2024. The original (as amended) scheduled expiration date was November 30, 2029. As consideration for the Agreement, we agreed to pay the landlord a termination fee of approximately $11.1 million (the Termination Fee) and to prepay the remaining rent due under the Agreement in the amount of approximately $0.2 million (the Remaining Rent) and sell all the furniture and fixtures to the landlord for $1.00 (see Property and Equipment within Note 3. Balance Sheet Details for further discussion on the impact of the Agreement on our property and equipment). We received our security deposit, which is classified as a component of prepaid and other current assets, from the landlord in October 2024.

The Agreement was accounted for as a lease modification of the original contract. As a result of the Agreement, we reduced both the remaining ROU asset and lease liability by approximately $22,000, resulting in no impact to our consolidated statements of operations for the fiscal year ended June 30, 2024. We reassessed the lease classification, as of the Agreement Date, noting the current classification as an operating lease remained appropriate. Both the Termination Fee and the Remaining Rent were paid prior to June 30, 2024. Subsequent to the payment of both the Termination Fee and the Remaining Rent, our lease liability was relieved and the balance was reduced to zero.

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

The total operating lease costs for the Amended Lease were as follows for the periods presented (in thousands):

	For the Three Months Ended September 30,
	2024	2023
Operating lease cost	$214	$608
Variable lease costs	—	12
Total lease costs included in operating expenses	$214	$620

Supplemental cash flow information related to our operating leases was as follows for the periods presented (in thousands):

	For the Three Months Ended September 30,
	2024	2023
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$584

As of June 30, 2024, we had no remaining future minimum rental payments for our operating leases and the remaining ROU asset balance was $0.2 million. As of September 30, 2024, we had vacated the facility and the leased property reverted to the landlord. In addition, the ROU asset has been fully amortized. During fiscal year 2024, the ROU asset balance was increased by approximately $0.2 million related to direct costs associated with the Agreement. Additionally, the ROU asset balance was decreased by: (1) approximately $22,000 associated with our reassessment of the lease liability as of the Agreement Date and (2) $10.4 million associated with the impairment of the ROU asset, as discussed above.

10. Stockholders’ Equity

Equity Transactions

Shelf Registration Statement

We have a shelf registration statement (February 2024 Shelf Registration Statement) that permits us to sell, from time to time, up to $100.0 million of common stock, preferred stock, warrants, rights and units, subject to the "Baby Shelf Limitation" described below. The February 2024 Shelf Registration Statement was filed February 20, 2024 and declared effective February 28, 2024.

At-The-Market Equity Offering

On February 20, 2024, we entered into a capital on demand sales agreement with JonesTrading Institution Services LLC, pursuant to which we can offer and sell shares having an aggregate offering price of up to $25.0 million (the ATM Program). In no event will we sell securities registered on this registration statement in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million (Baby Shelf Limitation) As of January 2, 2024, the date used under applicable rules of the SEC to determine our public float at the commencement of the offering, one-third of our public float was equal to approximately $9.9 million. As of September 30, 2024, no shares have been issued and sold under our ATM Program.

Cooperation Agreement and Cash Dividend

On October 31, 2023, we announced our entry into a Cooperation Agreement with Anson Funds Management LP and Cable Car Capital LLC, which, among other non-financial related items provided for a capital return to stockholders in the form of a dividend in the amount of $1.75 per share of common stock that was declared on November 6, 2023 to stockholders of record at the close of business on November 17, 2023. The total dividend of $11.7 million was paid on December 6, 2023 and was recorded as a reduction of additional paid-in capital in the condensed consolidated statements of stockholders' equity, as we have an accumulated deficit, rather than retained earnings.

Rights Agreement

On October 1, 2023, our Board approved and adopted a rights agreement (Rights Agreement) by and between us and Computershare, Inc., as Rights Agent (as defined in the Rights Agreement). Pursuant to the Rights Agreement, the Board declared a dividend of one preferred share purchase right (each, a Right) for each outstanding share of our common stock, par value $0.00000002 (each a Common Share and collectively, the Common Shares). The Rights are distributable to stockholders of record as of the close of business on October 12, 2023. One Right also will be issued together with each Common Share issued by us after October 12, 2023, but before the Distribution Date, as defined in the Rights Agreement (or the earlier of the redemption or expiration of the Rights) and, in certain circumstances, after the Distribution Date. The Rights and the Rights Agreement expired at the close of business on September 30, 2024. No rights were redeemed or exchanged under the Rights Agreement.

Warrants

As of September 30, 2024, we have outstanding warrants to purchase 102,513 shares of our common stock issued to Torreya Partners LLC. The warrants are fully vested, exercisable at a price of $6.80 per share and expire in October 2027. No warrants were exercised as of September 30, 2024.

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

Preferred Stock

Our Board has the authority to issue up to 100,000 shares of preferred stock with a par value of $0.01 per share in one or more series and to fix the rights, preferences, privileges and restrictions in respect of that preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices and liquidation preferences, and the number of shares constituting such series and the designation of any such series, without future vote or action by the stockholders. Therefore, the Board, without the approval of the stockholders, could authorize the issuance of preferred stock with voting, conversion and other rights that could affect the voting power, dividend and other rights of the holders of shares or that could have the effect of delaying, deferring or preventing a change of control. There were no shares of preferred stock outstanding as of September 30, 2024 and June 30, 2024.

11. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs. In December 2008, we adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (Omnibus Plan), as amended and restated from time-to-time, under which 1,850,739 shares of common stock are currently authorized for issuance. The Omnibus Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, and employees. As of September 30, 2024, there were 691,915 shares available for future grant under the Omnibus Plan.

In May 2021, we adopted the 2021 Inducement Plan (Inducement Plan), under which 125,000 shares of common stock are authorized for issuance. On June 9, 2023, our Board approved an amendment and restatement of the Inducement Plan to increase the aggregate number of shares of common stock authorized for issuance by 92,000 shares. The Inducement Plan is intended to assist us in attracting and retaining selected individuals to serve as employees who are expected to contribute to our success, by providing an inducement for such individuals to enter into employment with us, and to achieve long-term objectives that will benefit our stockholders. As of September 30, 2024, there were 137,983 shares available for future grant under the Inducement Plan.

During the three months ended September 30, 2024 due to the 2024 RIF, as discussed in Note 5. Employee Termination Benefits, we reversed share-based compensation in excess of that recorded. Total share-based compensation for all stock awards consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,
	2024	2023
Research and development	$(106)	$(69)
General and administrative	(29)	432
Total share-based compensation	$(135)	$363

Stock Options

Stock options granted to employees vest 25% one year from the date of grant and ratably each month thereafter on the first day of the month following the one-year anniversary of the grant date for a period of 36 months and generally expire ten years from the date of grant. Stock options granted to directors vest ratably each month for a period of 12 months from the date of grant and generally expire ten years from the date of grant. Upon separation from the Company, without cause, our Board members have three years to exercise their vested stock options. As of September 30, 2024, there were 1,123,685 total options outstanding of which 1,044,668 were granted under the Omnibus Plan and 79,017 were granted under the Inducement Plan.

A summary of our stock option activity and related data follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2024	1,357,213	$31.60
Forfeited	(233,528)	$21.85
Outstanding at September 30, 2024	1,123,685	$33.62	6.6	$—
Vested and expected to vest at September 30, 2024	1,123,685	$33.62	6.6	$—

As of September 30, 2024, the aggregate intrinsic value of outstanding options was calculated as the difference between the exercise price of the underlying options and the closing price of our common stock of $2.85 on that date.

Unrecognized compensation expense related to non-vested stock options totaled $0.3 million as of September 30, 2024. Such compensation expense is expected to be recognized over a weighted-average period of 1.52 years.

We use the Black-Scholes valuation model to estimate the grant date fair value of stock options. During the three months ended September 30, 2024, we did not grant any stock options. To calculate these fair values, the following weighted-average assumptions were used for the period presented:

For the Three Months Ended September 30,
2023
Risk-free interest rate	4.6%
Expected life (years)	5.7
Volatility	89.8%
Dividend yield	—%
Weighted-average grant date fair value	$5.27

12. Subsequent Events

Sale of ME-344

On October 22, 2024 (the Closing Date), MEI and Aardvark Therapeutics, Inc. (the Purchaser), entered into an Asset Purchase Agreement (the Asset Purchase Agreement), pursuant to which we sold to Purchaser our rights, title and interest in and to certain assets related to ME-344, including relevant intellectual property rights, technology and contracts. Pursuant to the Asset Purchase Agreement, the Purchaser paid us an initial payment of $0.5 million in cash plus a reimbursement amount of $55,000 at the closing of the transaction. The Purchaser may also make future milestone payments up to $62.0 million after the Closing Date, payable upon the achievement of certain regulatory and revenue milestones. The Purchaser also assumed certain of our liabilities after the Closing Date, including liabilities arising under the contracts transferred under the Asset Purchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (Quarterly Report) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” "predict," "potential," “continue,” "likely," or “opportunity,” the negative of these words or similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in Risk Factors in our 2024 Annual Report on Form 10-K (2024 Annual Report), as filed with the Securities and Exchange Commission (SEC) on September 19, 2024.

Unless the context requires otherwise, references in this Annual Report to “MEI Pharma,” “MEI,” “we,” “us” and “our” refer to MEI Pharma, Inc.

Overview

MEI Pharma, Inc. (Nasdaq: MEIP) is a pharmaceutical company that has been developing novel and differentiated cancer therapies. We built our pipeline by acquiring promising cancer agents and creating value in programs through clinical development, strategic partnerships, and out-licensing or commercialization, as appropriate. Our approach to oncology drug development has been to evaluate our drug candidates in combinations with standard-of-care therapies to overcome known resistance mechanisms and address clear medical needs to provide improved patient benefit. Our drug candidate pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (CDK9) inhibitor, and prior to its sale (as discussed below) ME-344, an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway.

Strategic Alternatives

On July 22, 2024, we announced that our Board of Directors (Board) had determined unanimously to begin the evaluation of our strategic alternatives, including potential transactions as well as an orderly wind down of operations, if appropriate, to maximize the value of our assets for our stockholders. We commenced a reduction-in-force (the 2024 RIF) beginning August 1, 2024, which will continue in stages as our operational and strategic direction evolves. We have discontinued the clinical development of voruciclib, while certain nonclinical activities related to MEI’s drug candidate assets will continue to be conducted by us. As part of the review of strategic alternatives, we may consider options such as out-licensing opportunities for existing programs and merger and acquisition opportunities.

Consistent with our intention to preserve cash, David M. Urso, our President and Chief Executive Officer, and Richard Ghalie, M.D., our Chief Medical Officer, stepped down effective August 1, 2024. Mr. Urso also left the Board at that date. We have entered into consulting agreements with both Mr. Urso and Dr. Ghalie under which they will remain available to assist us in our strategic efforts. Charles V. Baltic III, the Chairperson of the Board, also stepped down from the Board contemporaneously with the announcement on July 22, 2024. Our Board appointed Justin J. File, our current Chief Financial Officer, to assume the position of Acting Chief Executive Officer and has appointed Frederick W. Driscoll as Chairperson of the Board.

Sale of ME-344

On October 22, 2024 (the Closing Date), MEI and Aardvark Therapeutics, Inc. (the Purchaser), entered into an Asset Purchase Agreement (the Asset Purchase Agreement), pursuant to which we sold to Purchaser our rights, title and interest in and to certain assets related to ME-344, including relevant intellectual property rights, technology and contracts. Pursuant to the Asset Purchase Agreement, the Purchaser paid us an initial payment of $0.5 million in cash plus a reimbursement amount of $55,000 at the closing of the transaction. The Purchaser may also make future milestone payments up to $62.0 million after the Closing Date, payable upon the achievement of certain regulatory and revenue milestones. The Purchaser also assumed certain of our liabilities after the Closing Date, including liabilities arising under the contracts transferred under the Asset Purchase Agreement.

Clinical Development Programs

Our clinical-stage drug candidate pipeline includes voruciclib, an oral CDK9 inhibitor, and prior to its sale, ME-344, an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway in the mitochondria.

Voruciclib: Potent Orally Administered CDK9 Inhibitor in Phase 1 Studies

Following the announcement of the exploration of strategic alternatives on July 22, 2024, all ongoing clinical trial efforts for voruciclib have ceased, while certain nonclinical activities have continued. Voruciclib is a selective orally administered CDK9 inhibitor. Voruciclib recently completed a Phase 1 trial evaluating dose and schedule in patients with acute myeloid leukemia (AML) in combination with the B-cell lymphoma 2 (BCL-2) inhibitor venetoclax (marketed as Venclexta®). Voruciclib is also being evaluated in pre-clinical studies to explore potential activity in various solid tumor cancers including in combination with therapies that target the RAS signaling pathway, such as KRAS inhibitors.

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

ME-344: Mitochondrial Inhibitor with Combinatorial Potential

Nonclinical activities related to ME-344 continued following the announcement of the exploration of strategic alternatives on July 22, 2024 and ended with the closing of its sale, as discussed under Sale of ME-344, elsewhere in this Quarterly Report on Form 10-Q. MEI-344 is a novel drug candidate that inhibits mitochondrial OXPHOS, a fundamental metabolic pathway involved in the production of adenosine triphosphate (ATP) in the mitochondria. ATP provides energy to drive many metabolic cell processes, including division, proliferation, and growth. By disrupting the production of ATP, ME-344 has been shown to induce cancer cell death in nonclinical models and was associated with antitumor activity in clinical studies. ME-344 has also demonstrated clinical activity in multiple clinical studies in combinations, including with bevacizumab (Avastin®).

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

Through October 22, 2024, we were pursuing ME-344 via development of a new formulation to advance our novel approach to inducing synthetic lethality in tumors in combination with VEGF inhibitors such as bevacizumab (Avastin®). We had already initiated research and development activity of the new formulation, with the goal of increasing biological activity, improving patient convenience of administration and increasing commercial opportunity.

Also, through October 22, 2024, we were advancing ME-344 in combination with the anti-angiogenic antibody bevacizumab in a Phase 1b study evaluating patients with relapsed colorectal cancer. The study enrolled patients with progressive disease after failure of standard therapies with patients treated until disease progression or intolerance. The primary objective was progression free survival. Secondary endpoints included overall response rate, duration of response, overall survival and safety. Additionally, ME-344 may also have clinical potential against hematological malignancies. At the AACR Annual Meeting 2022, a poster presentation reported results from preclinical studies exploring the ability of ME-344 to enhance the activity of venetoclax against AML. Data from the in vitro and in vivo preclinical studies evaluating the combination of ME-344 with venetoclax in standard-of-care-resistant AML cell lines and relapsed or refractory AML patient samples suggest that ME-344, both alone and in combination with venetoclax, inhibits purine biosynthesis, suppresses oxidative phosphorylation, induces apoptosis and decreases MCL-1, which together target metabolic vulnerabilities of AML cells. The data demonstrated that ME-344 and venetoclax prolong survival in MV4-11 and MV4-11/AraC-R-derived xenograft AML models. The poster concluded that ME-344 enhances venetoclax activity against AML cells including resistant AML.

Zandelisib: PI3Kδ Inhibitor Overview

Zandelisib is an oral, once-daily, selective PI3Kδ inhibitor that we were jointly developing with Kyowa Kirin Co., Ltd. (KKC) under a global license, development and commercialization agreement entered into in April 2020.

In March 2022, we and KKC jointly decided to discontinue global development of zandelisib for indolent forms of non-Hodgkin lymphoma outside of Japan. The discontinuation of zandelisib development outside of Japan was a business decision based on the most recent regulatory guidance from the FDA and was not related to the zandelisib clinical data generated to date. After making the joint decision to terminate development outside of Japan, we and KKC began closing all ongoing zandelisib clinical studies outside of Japan, including the Phase 3 COASTAL trial, the Phase 2 TIDAL trial, and the Phase 2 CORAL trial.

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

KKC License, Development and Commercialization Agreement

In April 2020, we entered into the April 2020, License, Development and Commercialization Agreement with KKC (the KKC Commercialization Agreement) under which we granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S. (the U.S. License), and an exclusive (subject to certain retained rights to perform obligations under the KKC Commercialization Agreement), sublicensable, payment- bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the U.S. (the Ex-U.S. and the Ex-U.S. License). Also, under the KKC Commercialization Agreement, we were granted a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize zandelisib for all human indications in the U.S., and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-U.S. and were paid an initial non-refundable payment of $100.0 million. Additionally, in Japan, the KKC Commercialization Agreement included potential regulatory and commercialization milestone payments plus royalties on net sales of zandelisib in Japan, which are tiered beginning in the teens. Prior to the execution of the Termination Agreement as discussed below, KKC was responsible for the development and commercialization of zandelisib in the Ex-U.S. and, subject to certain exceptions, solely responsible for all costs related thereto. We also provided to KKC certain drug supplies necessary for the development and commercialization of zandelisib in the Ex-U.S., with the understanding that KKC would have assumed responsibility for manufacturing for the Ex-U.S. as soon as practicable.

On July 14, 2023, we entered into a Termination Agreement with KKC (the Termination Agreement) to mutually terminate the KKC Commercialization Agreement and all other related agreements between the parties. Pursuant to the Termination Agreement:

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

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

The following table summarizes certain components of our results of operations (in thousands):

	For the Fiscal Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues	$—	$65,297	$(65,297)	(100.0)%
Research and development	3,163	3,485	(322)	(9.2)%
General and administrative	5,189	6,531	(1,342)	(20.5)%
Other income, net	345	1,093	(748)	(68.4)%

Revenue: During the three months ended September 30, 2024, we recognized no revenue due to all deferred revenue associated with the KKC Commercialization Agreement having been recognized in fiscal year 2024, upon entry into the Termination Agreement. During the three months ended September 30, 2023, we recognized revenue of $65.3 million from the KKC Commercialization Agreement.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below (in thousands).

	For the Three Months Ended September 30,
	2024	2023
zandelisib	$54	$449
voruciclib	717	(335)
ME-344	357	1,220
Other	2,035	2,151
Total research and development expenses	$3,163	$3,485

Research and development costs decreased by $0.3 million to $3.2 million for three months ended September 30, 2024 compared to $3.5 million for the three months ended September 30, 2023. Costs related to ME-344 decreased $0.9 million due to decreased manufacturing and clinical costs related to the Phase 1b study. Costs related to zandelisib decreased $0.4 million, primarily as a result of the discontinuation of the program during fiscal year 2023 and the completion of wind-down related activities. Costs related to voruciclib increased $1.1 million mainly due to greater recognized manufacturing and clinical costs in the Phase 1 study and costs associated with nonclinical studies. Other research and development costs decreased a net $0.1 million primarily due to reduced payroll related costs partially offset by increased expenses associated with our plan to explore strategic alternatives that was announced in July 2024.

General and Administrative: General and administrative expenses decreased by $1.3 million to $5.2 million for the three months ended September 30, 2024 compared to $6.5 million for the three months ended September 30, 2023. The decrease was primarily due to a $0.8 million decrease in legal costs and $0.6 in professional fees associated with various stockholder related items from the prior fiscal year with no current period recurrence, a $0.5 decrease in share-based compensation costs due to reversal of expense in excess of vested shares recognized upon execution of our 2024 RIF and a $0.4 million decrease in corporate overhead costs. These decreases were partially offset by a $0.9 million increase in expenses associated with the 2024 RIF partially offset by a decrease in payroll related costs.

Other Income, net: Other income, net, decreased by $0.8 million to $0.3 million for the three months ended September 30, 2024 compared to $1.1 million for the three months ended September 30, 2023. We received interest and dividend income of $0.4 million for the three months ended September 30, 2024 compared to $1.1 million for the three months ended September 30, 2023. The decrease in interest and dividend income was primarily due to lower average balances during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Liquidity and Capital Resources

To date, we have obtained cash and funded our operations primarily through equity financings and license agreements. There can be no assurance that we will be able to continue to raise additional capital in the future. We have accumulated losses of $396.2 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2024, we had $26.9 million in cash and cash equivalents, and short-term investments. On July 22, 2024, we announced that our Board had determined unanimously to begin the evaluation of our strategic alternatives, including potential transactions as well as an orderly wind down of operations, if appropriate, to maximize the value of our assets for our stockholders. In connection with the exploration of strategic alternatives, we initiated the 2024 RIF to reduce headcount on August 1, 2024 and discontinued the clinical development of voruciclib. As a result of this announcement, we expect our research and development expenses to decrease significantly as we discontinued our clinical research and development activities along with decreased general and administrative costs as we reduce headcount and other operational expenses that supported research and development activities. We will continue to incur research and development expenses in connection with clinical trial closing costs and the completion of certain ongoing nonclinical activities. We believe our cash balance, including our short-term investments, is sufficient to fund operations for at least the next 12 months.

Sources and Uses of Our Cash

Net cash used in operating activities for the three months ended September 30, 2024 of $11.5 million consisted of our net loss of $8.0 million and $3.9 million in changes in our operating assets partially offset by $0.5 million for noncash items. Net cash used in operating activities for the three months ended September 30, 2023 of $18.5 million consisted of our net income of $56.4 million and $0.8 million in noncash items offset by changes in our operating assets and liabilities of $75.7 million primarily due to recognition of $64.9 million in deferred revenue.

Net cash provided by investing activities for the three months ended September 30, 2024 was $14.7 million as compared to $5.0 million cash provided by investing activities for the three months ended September 30, 2023. The change in cash provided by investing activities was primarily due to more net short-term investment activity during the three months ended September 30, 2024.

Capital Resource Requirements

On June 18, 2024, we entered into a lease termination agreement (Agreement) with our landlord for our offices at 11455 El Camino Real, Suite 200 and Suite 250, San Diego, California. Under the Agreement, the lease terminated on September 30, 2024, rather than its scheduled expiration date of November 30, 2029. During the fiscal year ended June 30, 2024, we paid the landlord a termination fee totaling approximately $11.1 million in addition to prepaying the remaining rent under the Agreement in the amount of approximately $0.2 million. We have no further financial obligations under the Agreement.

As of September 30, 2024, we have the following potential purchase obligations for which the timing and/or likelihood of occurrence is unknown; however, if such claims arise in the future, they could have a material effect on our financial position, results of operations, and cash flows.

•
Under our remaining license agreements, we have payment obligations, which are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sales of products developed under those agreements. For additional details regarding these agreements, see the section titled Note 8. Other License Agreements and Note 6. Commitments and Contingencies to our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report;
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

Estimate Considerations Related to Macroeconomic Conditions and other Geopolitical Conditions

Due to recent disruptions in access to bank deposits and lending commitments associated with macroeconomic and geopolitical conditions, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of September 30, 2024. While there was no material impact to our condensed consolidated financial statements as of and for the three months ended September 30, 2024, these estimates may change, as new events occur and additional information is obtained, which could materially impact our condensed consolidated financial statements in future reporting periods.

Critical Accounting Estimates

We describe our significant accounting policies in Note 2. Summary of Significant Accounting Policies, of the notes to the financial statements included in our 2024 Annual Report. We discuss our critical accounting estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2024 Annual Report. There have been no changes in our significant accounting policies or critical accounting estimates since June 30, 2024.

Recent Accounting Pronouncement

See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report, or September 30, 2024, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024. There were no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those included in our 2024 Annual Report

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our executive officers or directors have adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2024.

Item 6. Exhibits

Exhibit Index

		Incorporated by Reference Herein
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement, by and between MEI Pharma, Inc. and Aardvark Therapeutics, Inc., dated as of October 22, 2024.	8-K	001-41827	2.1	October 25, 2022
3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of MEI Pharma, Inc., filed with the Delaware Secretary of State on April 14, 2023	8-K	000-50484	3.1	April 14, 2023
3.2	Sixth Amended and Restated Bylaws of MEI Pharma, Inc. adopted as of December 18, 2023	8-K	001-41827	3.1	December 22, 2023
3.3	Certificate of Designation of Series A Convertible Preferred Stock of Marshall Edwards, Inc.	8-K	000-50484	3.1	May 11, 2011
3.4	Certificate of Designation of Series B Preferred Stock of Marshall Edwards, Inc.	8-K	000-50484	10.1	March 18, 2011
3.5	Certification of Designation of Series A Junior Participating Preferred Stock	8-K	000-50484	3.1	October 3, 2023
4.1	Specimen Stock Certificate	S-1	333-109129	4.1	October 31, 2023
4.2	Form of Warrant	8-K	000-50484	10.1	May 16, 2018

10.1+	Addendum to Employment Agreement between MEI Pharma, Inc. and Justin J. File, dated August 1, 2024	10-K	000-50484	10.24	September 19, 2024
10.2*	Separation and Release Agreement, dated as of August 3, 2024, by and between MEI Pharma, Inc. and Richard G. Ghalie
10.3*	Separation and Release Agreement, dated as of August 4, 2024, by and between MEI Pharma, Inc. and David M. Urso
10.4*	Consulting Services Agreement, dated as of August 2, 2024, by and between MEI Pharma, Inc. and Richard G. Ghalie
10.5*	Consulting Services Agreement, dated as of August 2, 2024, by and between MEI Pharma, Inc. and David M. Urso
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

Date: November 12, 2024