Form 10-Q
period 2024-12-31
MEI Pharma, Inc.
filed 2025-02-12
CIK 1262104

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 7, 2025, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 6,662,857.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MEI PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,	June 30,
	2024	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,739	$3,705
Short-term investments	—	34,640
Prepaid expenses and other current assets	646	2,424
Total current assets	24,385	40,769
Operating lease right-of-use asset	—	214
Property and equipment, net	—	392
Total assets	$24,385	$41,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$596	$3,168
Accrued liabilities	1,691	5,187
Total current liabilities	2,287	8,355
Total liabilities	2,287	8,355

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 6,663 shares issued and outstanding at December 31, 2024 and June 30, 2024.	—	—
Additional paid-in capital	421,001	421,239
Accumulated deficit	(398,903)	(388,219)
Total stockholders’ equity	22,098	33,020
Total liabilities and stockholders’ equity	$24,385	$41,375

See accompanying notes to condensed consolidated financial statements.

MEI PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Revenues:
Revenue from customers	$—	$—	$—	$752
Revenue from collaboration agreements	—	—	—	64,545
Total revenues	—	—	—	65,297

Operating expenses:
Research and development	308	3,912	3,471	7,397
General and administrative	3,143	8,018	8,332	14,549
Total operating expenses	3,451	11,930	11,803	21,946
(Loss) income from operations	(3,451)	(11,930)	(11,803)	43,351
Other income (expense):
Interest and dividend income	279	869	634	1,963
Gain on disposition of a non-financial asset	500	—	500	—
Other expense, net	(5)	(2)	(15)	(3)
Total other income, net	774	867	1,119	1,960
Net (loss) income	$(2,677)	$(11,063)	$(10,684)	$45,311

Net (loss) income per share - basic and diluted	$(0.40)	$(1.66)	$(1.60)	$6.80

Weighted-average shares used in computing net (loss) income per share - basic and diluted	6,663	6,663	6,663	6,663

See accompanying notes to condensed consolidated financial statements.

MEI PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2024	6,663	$421,239	$(388,219)	$33,020
Net loss	—	—	(8,007)	(8,007)
Share-based compensation	—	(135)	—	(135)
Balance at September 30, 2024	6,663	421,104	(396,226)	24,878
Net loss	—	—	(2,677)	(2,677)
Share-based compensation	—	(103)	—	(103)
Balance at December 31, 2024	6,663	$421,001	$(398,903)	$22,098

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2023	6,663	$430,621	$(405,997)	$24,624
Net income	—	—	56,374	56,374
Share-based compensation	—	363	—	363
Balance at September 30, 2023	6,663	430,984	(349,623)	81,361
Net loss	—	—	(11,063)	(11,063)
Cash dividends declared ($1.75 per share)	—	(11,660)	—	(11,660)
Share-based compensation	—	850	—	850
Balance at December 31, 2023	6,663	$420,174	$(360,686)	$59,488

See accompanying notes to condensed consolidated financial statements.

MEI PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(10,684)	$45,311
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation	(238)	1,213
Noncash lease expense	214	750
Depreciation expense	368	172
Loss on disposal of property and equipment	14	—
Gain on disposition of a non-financial asset	(500)	—
Changes in operating assets and liabilities:
Unbilled receivables	—	85
Prepaid expenses and other current assets	1,778	58
Accounts payable	(2,572)	(4,756)
Accrued liabilities	(3,496)	(6,816)
Deferred revenue	—	(64,862)
Operating lease liability	—	(701)
Net cash used in operating activities	(15,116)	(29,546)

Cash flows from investing activities:
Purchases of short-term investments	—	(33,938)
Proceeds from maturity of short-term investments	34,640	63,419
Proceeds from sale of property and equipment	10	—
Proceeds from the disposition of a non-financial asset	500	—
Purchases of property and equipment	—	(7)
Net cash provided by investing activities	35,150	29,474

Cash flows from financing activities:
Payment of cash dividend	—	(11,660)
Net cash used in financing activities	—	(11,660)
Net increase (decrease) in cash and cash equivalents	20,034	(11,732)
Cash and cash equivalents at beginning of the period	3,705	16,906
Cash and cash equivalents at end of the period	$23,739	$5,174

See accompanying notes to condensed consolidated financial statements.

MEI PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

MEI Pharma, Inc. (Nasdaq: MEIP) is a pharmaceutical company that has been developing novel and differentiated cancer therapies. We built our pipeline by acquiring promising cancer agents and creating value in programs through development, strategic partnerships, and out-licensing or commercialization, as appropriate. Our approach to oncology drug development has been to evaluate our drug candidates in combinations with standard-of-care therapies to overcome known resistance mechanisms and address clear medical needs to provide improved patient benefit. Our pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (CDK9) inhibitor, and prior to its sale, ME-344 as more fully discussed in Note 12. Disposition of a Non-financial Asset, an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway.

Strategic Alternatives

On July 22, 2024, we announced that our Board of Directors (Board) had determined unanimously to begin the evaluation of our strategic alternatives, including potential transactions as well as an orderly wind down of operations, if appropriate, to maximize the value of our assets for our stockholders. We commenced a reduction-in-force (the Strategic Alternatives RIF) beginning August 1, 2024, which will continue in stages as our operational and strategic direction evolves. We have discontinued the clinical development of voruciclib, while certain nonclinical activities related to MEI’s drug candidate assets will continue to be conducted by us. As part of the review of strategic alternatives, we may consider options such as out-licensing opportunities for existing programs and merger and acquisition opportunities.

Consistent with our intention to preserve cash, David M. Urso, our former President and Chief Executive Officer, and Richard Ghalie, M.D., our former Chief Medical Officer, stepped down effective August 1, 2024. Mr. Urso also left the Board at that date. We have entered into consulting agreements with both Mr. Urso and Dr. Ghalie under which they will remain available to assist us in our strategic efforts. Charles V. Baltic III, the former Chairperson of the Board, also stepped down from the Board contemporaneously with the announcement on July 22, 2024. Our Board appointed Justin J. File, our Chief Financial Officer, to assume the position of Acting Chief Executive Officer and appointed Frederick W. Driscoll as our Chairperson of the Board.

Basis of Presentation and Consolidation

Unaudited Interim Financial Information

The interim condensed consolidated financial statements are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying interim condensed financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying condensed interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the fiscal year ended June 30, 2024.

Consolidation Principles

The accompanying unaudited condensed consolidated financial statements include the accounts of MEI Pharma, Inc. and our wholly owned subsidiary, Meadow Merger Sub, Inc. We have eliminated all intercompany accounts and transactions in consolidation.

The accompanying unaudited interim condensed consolidated financial statements for the quarterly and six month periods ended December 31, 2024 should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2024, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 19, 2024 (2024 Annual Report). Interim results are not necessarily indicative of results for a full year.

Subsequent Events

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

Liquidity

To date, we have obtained cash and funded our operations primarily through equity financings and license agreements. We have accumulated losses of $398.9 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2024, we had $23.7 million in cash and cash equivalents. In connection with our July 2024 announcement regarding the evaluation of our strategic alternatives, we discontinued the clinical development of voruciclib, while certain nonclinical research and development activities continued. As a result, we continue to incur research and development expenses in connection with clinical trial closing costs and the completion of our nonclinical projects. We believe that our cash balance, will be sufficient to meet our obligations and fund operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.

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

Short-term Investments

Short-term investments are marketable securities with maturities greater than three months but less than one year from date of purchase. As of December 31, 2024 we had no short-term investments. As of June 30, 2024, our short-term investments consisted of $34.6 million, in United States government securities. The short-term investments held as of June 30, 2024 were considered to be held to maturity and are carried at amortized cost. As of December 31, 2024, we had no unrealized gains and losses. As of June 30, 2024, gross unrealized gains and losses were immaterial.

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

During the three and six months ended December 31, 2024 and the three months ended December 31, 2023, we did not recognize any revenue associated with the KKC Commercialization Agreement. During the six months ended December 31, 2023, we recognized revenue associated with the KKC Commercialization Agreement as follows (in thousands):

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

As of June 30, 2024 and December 31, 2024, we had no accounts receivable, unbilled receivable balances or contract liabilities. A reconciliation of the beginning and ending amount of contract liabilities as of June 30, 2024, which was primarily related to the combined performance obligation for the transfer of development services under the KKC Commercialization Agreement and was a separate performance obligation in our contracts pursuant to research plans under the agreements, was as follows:

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

Disposition of Non-Financial Assets

The Company accounts for infrequent dispositions of assets in its product pipeline in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which requires dispositions of long-lived assets that are not a discontinued operation be accounted for on a net basis and included in income from continuing operations before income taxes in accordance with ASC 350, Intangible Assets - Goodwill and Other. Proceeds from sales designated as dispositions of non-financial assets are classified as cash flows from investing activities in the condensed consolidated statements of cash flows.

Net (Loss) Income Per Share

Basic and diluted net (loss) income per share is computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and six months ended December 31, 2024 and 2023. Diluted net (loss) income per share is computed based on the sum of the weighted-average number of common shares and potentially dilutive common shares outstanding during the period determined using the treasury-stock and if-converted methods.

For purposes of the diluted net (loss) income per share calculation for the three and six months ended December 31, 2024 and 2023, potentially dilutive securities are excluded from the calculation of diluted net (loss) income per share because their weighted-average exercise prices were above our weighted-average share price as of December 31, 2024 and 2023, respectively, therefore, basic and diluted net (loss) income per share were the same for the three and six months ended December 31, 2024 and 2023.

The following table presents potentially dilutive shares that have been excluded from the calculation of net (loss) income per share because of their anti-dilutive effect (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Stock options	955	1,398	955	1,398
Warrants	103	103	103	103
Total anti-dilutive shares	1,058	1,501	1,058	1,501

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

In November 2023, the FASB issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker. This ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We expect this ASU to only impact our disclosures with no impact to our results of operations, cash flows, and financial condition.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We expect this ASU to only impact our disclosures with no impact to our results of operations, cash flows, and financial condition.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (ASU 2024-03). The amendments in this update require disclosure, in the notes to the financial statements, of specific expense categories present within expense captions presented on the face of the statement of operations within continuing operations of PBEs. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any and all prior periods presented in the financial statements. The impact of adoption of this ASU on the Company’s disclosures is currently being evaluated.

In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The amendment in this update clarifies the effective date of ASU 2024-03, which is that PBEs are required to adopt the guidance in annual reporting periods beginning after December 15, 2026 and in interim periods within annual reporting periods beginning after December 15, 2027. The impact of adoption of this ASU on the Company’s disclosures is currently being evaluated.

3. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following, in thousands:

	December 31, 2024	June 30, 2024
Insurance	$350	$460
Software licenses	225	442
Security deposit	—	263
Prepaid clinical costs	—	1,050
Other	71	209
Total prepaid and other current assets	$646	$2,424

Property and Equipment

As of December 31, 2024, we had no property and equipment. Property and equipment consisted of the following as of June 30, 2024, in thousands:

Furniture and equipment	$1,000
Equipment	187
Leasehold improvements	969
2,156
Less: accumulated depreciation (1)	(1,764)
Property and equipment, net	$392

_____________

(1) Includes impairment charge of $0.5 million, see below discussion on Impact of the Agreement (as discussed in Note 9. Leases).

Depreciation expense of property and equipment for the six months ended December 31, 2024 and 2023 are presented in the condensed consolidated statements of cash flows. During the three months ended December 31, 2024, we did not record depreciation expense. During the three months ended December 31, 2023, depreciation expense was approximately $0.1 million.

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

Accrued Liabilities

Accrued liabilities consisted of the following, in thousands:

	December 31, 2024	June 30, 2024
Accrued compensation and benefits (1)	$1,476	$2,821
Accrued pre-clinical and clinical trial expenses	151	1,407
Accrued legal and professional services	6	33
Accrued reimbursement to KKC	—	892
Other	58	34
Total accrued liabilities	$1,691	$5,187

_____________

(1) Includes employee termination benefits of approximately $1.3 million and $21,000 as of December 31, 2024 and June 30, 2024, respectively, as more fully described in Note 5. Employee Termination Benefits.

4. Fair Value Measurements

The carrying amounts of financial instruments such as cash equivalents, short-term investments and accounts payable approximate the related fair values due to the short-term maturities of these instruments. We invest our excess cash in financial instruments which are readily convertible into cash, such as money market funds and U.S. government securities. Cash equivalents and short-term investments are classified as Level 1 as defined by the fair value hierarchy. As of December 31, 2024 and June 30, 2024, we had no assets or liabilities measured on a recurring or non-recurring basis.

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

In August 2024, we commenced the Strategic Alternatives RIF, as discussed in our strategic alternatives announcement described in Note 1. Description of Business and Basis of Presentation. Including contractual pro-rata fiscal year 2025 bonuses, we expect to incur charges not to exceed a total of $6.5 million in retention, severance and COBRA costs related to the termination of our employees due to our related wind down activities. The charges that we expect to incur in connection with the Strategic Alternatives RIF are subject to a number of assumptions, and actual results may differ materially. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Strategic Alternatives RIF.

For the three months ended December 31, 2024, we recorded employee termination benefits of $0.3 million and $0.9 million within research and development and general and administrative expense, respectively. For the three months ended December 31, 2023, we recorded employee termination benefits of $0.1 million and $0.2 million within research and development expense and general and administrative expense, respectively.

For the six months ended December 31, 2024, we recorded employee termination benefits of $1.6 million and $2.7 million within research and development and general and administrative expense, respectively. For the six months ended December 31, 2023, we recorded employee termination benefits of $0.2 million in both research and development expense and general and administrative expense.

The following table summarizes our activity related to employee benefits included in accrued liabilities (in thousands):

	December 31, 2024	June 30, 2024
Beginning balance	$21	$993
Increase in accrued restructuring	4,333	556
Cash payments	(3,069)	(1,528)
Ending Balance	$1,285	$21

6. Commitments and Contingencies

We have contracted with various consultants and third parties to assist us in pre-clinical research and development and clinical trials work for our leading drug compounds and general and administrative activities. The contracts are terminable at any time but obligate us to reimburse the providers for any time or costs incurred through the date of termination. See the discussion of the sale of ME-344 within Note 12. Disposition of a Non-financial Asset for additional information regarding contracts associated with ME-344 assumed by the Purchaser (as defined in Note 12. Disposition of a Non-financial Asset). We also have an employment agreement with our acting chief executive officer and chief financial officer that provides for severance payments and accelerated vesting for share-based awards if their employment is terminated under specified circumstances.

Litigation

From time to time, we may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against us as of December 31, 2024, which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

Presage License Agreement

As discussed in Note 8. Other License Agreements, we are party to a license agreement with Presage Biosciences, Inc. (Presage) under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of December 31, 2024, we had no accruals for potential future payments as achievement of the milestones had not been met.

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

8. Other License Agreements

Presage License Agreement

In September 2017, we, as licensee, entered into a license agreement with Presage. Under the terms of the license agreement, Presage granted us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid $2.9 million to Presage. With respect to the first indication, an incremental $2.0 million payment, due upon dosing of the first subject in the first registration trial, will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., EU or Japan. Additional potential payments of up to $179.0 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percentage (which decreases as product development progresses) of amounts received from such sublicensees. During the three and six months ended December 31, 2024 and 2023, we made no payments under the Presage license agreement.

BeiGene Collaboration

In October 2018, we entered into a clinical collaboration with BeiGene, Ltd. (BeiGene) to evaluate the safety and efficacy of zandelisib in combination with BeiGene’s zanubrutinib (marketed as Brukinsa®), an inhibitor of Bruton’s tyrosine kinase, for the treatment of patients with B-cell malignancies. Under the terms of the clinical collaboration agreement, we amended our ongoing Phase 1b trial to include evaluation of zandelisib in combination with zanubrutinib in patients with B-cell malignancies. Study costs are being shared equally by the parties, and we agreed to supply zandelisib and BeiGene agreed to supply zanubrutinib. We record the costs reimbursed by BeiGene as a reduction of our research and development expenses. We retained full commercial rights for zandelisib and BeiGene retained full commercial rights for zanubrutinib. With the discontinuation of the zandelisib program outside of Japan, this clinical collaboration was terminated on September 28, 2023. The Company did not recognize any cost reimbursement reductions within research and development during the three and six months ended December 31, 2024 and three months ended December 31, 2023. Cost reimbursements recorded as a reduction of research and development costs, in the condensed consolidated statements of operations, during the six months ended December 31, 2023 were approximately $0.1 million.

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

During the three months ended December 31, 2024 we did not recognize lease costs. The total operating lease costs for the Amended Lease were as follows for the periods presented (in thousands):

	For the Three Months Ended December 31,	For the Six Months Ended December 31,
	2023	2024	2023
Operating lease cost	$609	$214	$1,217
Variable lease costs	12	—	24
Total lease costs included in operating expenses	$621	$214	$1,241

During the three and six months ended December 31, 2024, we had no supplemental cash flow activity. Supplemental cash flow information related to our operating leases was as follows for the periods presented (in thousands):

	For the Three Months Ended December 31,	For the Six Months Ended December 31,
	2023	2023
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$583	$1,167

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

At-The-Market Equity Offering

On February 20, 2024, we entered into a capital on demand sales agreement with JonesTrading Institution Services LLC, pursuant to which we can offer and sell shares having an aggregate offering price of up to $25.0 million (the ATM Program). In no event will we sell securities registered on this registration statement in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million (Baby Shelf Limitation) As of January 2, 2024, the date used under applicable rules of the SEC to determine our public float at the commencement of the offering, one-third of our public float was equal to approximately $9.9 million. As of December 31, 2024, no shares have been issued and sold under our ATM Program.

Cooperation Agreement and Cash Dividend

On October 31, 2023, we announced our entry into a cooperation agreement with Anson Funds Management LP and Cable Car Capital LLC, which, among other non-financial related items provided for a capital return to stockholders in the form of a dividend in the amount of $1.75 per share of common stock that was declared on November 6, 2023 to stockholders of record at the close of business on November 17, 2023 (Cooperation Agreement). The total dividend of $11.7 million was paid on December 6, 2023 and was recorded as a reduction of additional paid-in capital in the condensed consolidated statements of stockholders' equity, as we have an accumulated deficit, rather than retained earnings.

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

Warrants

As of December 31, 2024, we have outstanding warrants to purchase 102,513 shares of our common stock issued to Torreya Partners LLC. The warrants are fully vested, exercisable at a price of $6.80 per share and expire in October 2027. No warrants were exercised as of December 31, 2024.

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

Preferred Stock

Our Board has the authority to issue up to 100,000 shares of preferred stock with a par value of $0.01 per share in one or more series and to fix the rights, preferences, privileges and restrictions in respect of that preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices and liquidation preferences, and the number of shares constituting such series and the designation of any such series, without future vote or action by the stockholders. Therefore, the Board, without the approval of the stockholders, could authorize the issuance of preferred stock with voting, conversion and other rights that could affect the voting power, dividend and other rights of the holders of shares or that could have the effect of delaying, deferring or preventing a change of control. There were no shares of preferred stock outstanding as of December 31, 2024 and June 30, 2024.

11. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs. In December 2008, we adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (Omnibus Plan), as amended and restated from time-to-time, under which 1,850,739 shares of common stock are currently authorized for issuance. The Omnibus Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, and employees. As of December 31, 2024, there were 841,714 shares available for future grant under the Omnibus Plan.

In May 2021, we adopted the 2021 Inducement Plan (Inducement Plan), under which 125,000 shares of common stock are authorized for issuance. On June 9, 2023, our Board approved an amendment and restatement of the Inducement Plan to increase the aggregate number of shares of common stock authorized for issuance by 92,000 shares. The Inducement Plan is intended to assist us in attracting and retaining selected individuals to serve as employees who are expected to contribute to our success, by providing an inducement for such individuals to enter into employment with us, and to achieve long-term objectives that will benefit our stockholders. As of December 31, 2024, there were 157,146 shares available for future grant under the Inducement Plan.

During the three and six months ended December 31, 2024 due to the Strategic Alternatives RIF, as discussed in Note 5. Employee Termination Benefits, we reversed share-based compensation in excess of that recorded. Total share-based compensation for all stock awards consisted of the following for the periods presented (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Research and development	$(53)	$129	$(159)	$60
General and administrative	(50)	721	(79)	1,153
Total share-based compensation	$(103)	$850	$(238)	$1,213

Stock Options

Stock options granted to employees vest 25% one year from the date of grant and ratably each month thereafter on the first day of the month following the one-year anniversary of the grant date for a period of 36 months and generally expire ten years from the date of grant. Stock options granted to directors vest ratably each month for a period of 12 months from the date of grant and generally expire ten years from the date of grant. Upon separation from the Company, without cause, our Board members have three years to exercise their vested stock options. As of December 31, 2024, there were 954,723 total options outstanding of which 894,869 were granted under the Omnibus Plan and 59,854 were granted under the Inducement Plan.

A summary of our stock option activity and related data follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2024	1,357,213	$31.60
Forfeited	(402,490)	$25.14
Outstanding at December 31, 2024	954,723	$34.32	6.3	$—
Vested and expected to vest at December 31, 2024	954,723	$34.32	6.3	$—

As of December 31, 2024, the aggregate intrinsic value of outstanding options was calculated as the difference between the exercise price of the underlying options and the closing price of our common stock of $2.46 on that date.

Unrecognized compensation expense related to non-vested stock options totaled $0.1 million as of December 31, 2024. Such compensation expense is expected to be recognized over a weighted-average period of 1.43 years.

We use the Black-Scholes valuation model to estimate the grant date fair value of stock options. During the six months ended December 31, 2024, we did not grant any stock options. To calculate these fair values, the following weighted-average assumptions were used for the period presented:

For the Six Months Ended December 31,
2023
Risk-free interest rate	4.5%
Expected life (years)	5.7
Volatility	90.0%
Dividend yield	—%
Weighted-average grant date fair value	$5.18

12. Disposition of a Non-financial Asset

On October 22, 2024 (the Closing Date), MEI and Aardvark Therapeutics, Inc. (the Purchaser), entered into an Asset Purchase Agreement (the Asset Purchase Agreement), whereby we sold to the Purchaser our rights, title and interest in and to certain assets related to ME-344, including relevant intellectual property rights, technology and contracts (the ME-344 Sale). Pursuant to the Asset Purchase Agreement, the Purchaser paid us an initial payment of $0.5 million in cash plus a reimbursement amount of $55,000 at the closing of the transaction. The Purchaser may also make future milestone payments up to $62.0 million after the Closing Date, payable upon the achievement of certain regulatory and revenue milestones. The Purchaser also assumed certain of our liabilities after the Closing Date, including liabilities arising under the contracts transferred under the Asset Purchase Agreement.

The ME-344 sale did not trigger a discontinued operation as the intellectual property sold did not represent a component of our business. Additionally, we concluded the ME-344 Sale met all the criteria to be derecognized on the Closing Date. Variable consideration, such as future potential regulatory and revenue milestones have been fully constrained. As such, as of the Closing Date and December 31, 2024, we determined the transaction price to be the initial payment of $0.5 million. Accordingly, we recognized a gain, upon satisfaction of our obligations under the Asset Purchase Agreement, of $0.5 million as a separate component of other income (expense), net in the consolidated statements of operations. The $55,000 reimbursement by the Purchaser represented work performed at the Purchaser's request prior to the Closing Date, which they agreed to reimburse. The reimbursement did not represent a liability assumed or relieved by the Purchaser and was, therefore, not included in the calculation of the gain on the disposition of the ME-344 asset. The $55,000 reimbursement was recognized as contra research and development expense in accordance with our reimbursement policy for pass through services.

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

Strategic Alternatives

On July 22, 2024, we announced that our Board of Directors (Board) had determined unanimously to begin the evaluation of our strategic alternatives, including potential transactions as well as an orderly wind down of operations, if appropriate, to maximize the value of our assets for our stockholders. We commenced a reduction-in-force (the Strategic Alternatives RIF) beginning August 1, 2024, which will continue in stages as our operational and strategic direction evolves. We have discontinued the clinical development of voruciclib, while certain nonclinical activities related to MEI’s drug candidate assets will continue to be conducted by us. As part of the review of strategic alternatives, we may consider options such as out-licensing opportunities for existing programs and merger and acquisition opportunities.

Consistent with our intention to preserve cash, David M. Urso, our former President and Chief Executive Officer, and Richard Ghalie, M.D., our former Chief Medical Officer, stepped down effective August 1, 2024. Mr. Urso also left the Board at that date. We have entered into consulting agreements with both Mr. Urso and Dr. Ghalie under which they will remain available to assist us in our strategic efforts. Charles V. Baltic III, the former Chairperson of the Board, also stepped down from the Board contemporaneously with the announcement on July 22, 2024. Our Board appointed Justin J. File, our Chief Financial Officer, to assume the position of Acting Chief Executive Officer and appointed Frederick W. Driscoll as our Chairperson of the Board.

Sale of ME-344

On October 22, 2024 (the Closing Date), MEI and Aardvark Therapeutics, Inc. (the Purchaser), entered into an Asset Purchase Agreement (the Asset Purchase Agreement), whereby we sold to the Purchaser our rights, title and interest in and to certain assets related to ME-344, including relevant intellectual property rights, technology and contracts (the ME-344 Sale). Pursuant to the Asset Purchase Agreement, the Purchaser paid us an initial payment of $0.5 million in cash plus a reimbursement amount of $55,000 at the closing of the transaction. The Purchaser may also make future milestone payments up to $62.0 million after the Closing Date, payable upon the achievement of certain regulatory and revenue milestones. The Purchaser also assumed certain of our liabilities after the Closing Date, including liabilities arising under the contracts transferred under the Asset Purchase Agreement.

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

Results of Operations

Comparison of Three Months Ended December 31, 2024 and 2023

The following table summarizes certain components of our results of operations (in thousands):

	For the Three Months Ended December 31,
	2024	2023	$ Change	% Change
Research and development	$308	$3,912	$(3,604)	(92.1)%
General and administrative	3,143	8,018	(4,875)	(60.8)%
Other income, net	774	867	(93)	(10.7)%

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below (in thousands).

	For the Three Months Ended December 31,
	2024	2023
zandelisib	$(109)	$(58)
voruciclib	81	523
ME-344	(104)	1,385
Other	440	2,062
Total research and development expenses	$308	$3,912

Research and development costs decreased by $3.6 million to $0.3 million for the three months ended December 31, 2024 compared to $3.9 million for the three months ended December 31, 2023. Research and development costs decreased compared to the same period in 2023 as a result of our announcement in July 2024 to explore strategic alternatives, at which time all clinical studies were ceased resulting in a reduction of close out costs and we initiated reductions in our workforce.

General and Administrative: General and administrative expenses decreased by $4.9 million to $3.1 million for the three months ended December 31, 2024 compared to $8.0 million for the three months ended December 31, 2023. General and administrative costs decreased compared to the same period in 2023 primarily as a result of our announcement in July 2024 to explore strategic alternatives, at which time all administrative support activities related to clinical studies were ceased, including reduced payroll and related costs from further reductions in our workforce totaling approximately $1.2 million, and the reduction in legal and professional fees of approximately $2.6 million associated with various stockholder related items from the prior fiscal year with no current period recurrence.

Other Income, net: Other income, net, decreased by $0.1 million to $0.8 million for the three months ended December 31, 2024 compared to $0.9 million for the three months ended December 31, 2023. The decrease in other income, net was due to lower average investment balances partially offset by a gain recognized on the sale of our ME-344 asset.

Comparison of Six Months Ended December 31, 2024 and 2023

The following table summarizes certain components of our results of operations (in thousands):

	For the Six Months Ended December 31,
	2024	2023	$ Change	% Change
Revenues	$—	$65,297	$(65,297)	(100.0)%
Research and development	3,471	7,397	(3,926)	(53.1)%
General and administrative	8,332	14,549	(6,217)	(42.7)%
Other income, net	1,119	1,960	(841)	(42.9)%

Revenue: During the six months ended December 31, 2024, we recognized no revenue due to all deferred revenue associated with the KKC Commercialization Agreement having been recognized in fiscal year 2024, upon entry into the Termination Agreement. During the six months ended December 31, 2023, we recognized revenue of $65.3 million from the KKC Commercialization Agreement.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below (in thousands).

	For the Six Months Ended December 31,
	2024	2023
zandelisib	$(55)	$391
voruciclib	798	188
ME-344	253	2,605
Other	2,475	4,213
Total research and development expenses	$3,471	$7,397

Research and development costs decreased by $3.9 million to $3.5 million for the six months ended December 31, 2024 compared to $7.4 million for the six months ended December 31, 2023. Research and development costs primarily decreased compared to the same period in 2023 as a result of our announcement in July 2024 to explore strategic alternatives, at which time all clinical studies were ceased and we initiated reductions in our workforce. These decreases were partially offset by increased costs associated with voruciclib mainly due to greater recognized manufacturing and clinical costs in the Phase 1 study prior to the July 2024 announcement to explore strategic alternatives and increased costs associated with nonclinical studies costs.

General and Administrative: General and administrative expenses decreased by $6.2 million to $8.3 million for the six months ended December 31, 2024 compared to $14.5 million for the six months ended December 31, 2023. General and administrative costs decreased compared to the same period in 2023 primarily as a result of our announcement in July 2024 to explore strategic alternatives, at which time all administrative support activities related to clinical studies were ceased, including reduced payroll and related costs from further reductions in our workforce totaling approximately $0.7 million, and the reduction in legal and professional fees of approximately $4.2 million associated with various stockholder related items from the prior fiscal year with no current period recurrence.

Other Income, net: Other income, net, decreased by approximately $0.8 million to $1.1 million for the six months ended December 31, 2024 compared to $2.0 million for the six months ended December 31, 2023. The decrease in other income, net was due to lower average investment balances partially offset by a gain recognized on the sale of our ME-344 asset.

Liquidity and Capital Resources

To date, we have obtained cash and funded our operations primarily through equity financings and license agreements. There can be no assurance that we will be able to continue to raise additional capital in the future. We have accumulated losses of $398.9 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2024, we had $23.7 million in cash and cash equivalents. On July 22, 2024, we announced that our Board had determined unanimously to begin the evaluation of our strategic alternatives, including potential transactions as well as an orderly wind down of operations, if appropriate, to maximize the value of our assets for our stockholders. In connection with the exploration of strategic alternatives, we initiated the Strategic Alternatives RIF to reduce headcount on August 1, 2024 and discontinued the clinical development of voruciclib. As a result of this announcement, we expect our research and development expenses to decrease significantly as we discontinued our clinical research and development activities along with decreased general and administrative costs as we reduce headcount and other operational expenses that supported research and development activities. We will continue to incur research and development expenses in connection with clinical trial closing costs and the completion of certain ongoing nonclinical activities. We believe our cash balance is sufficient to fund operations for at least the next 12 months.

Sources and Uses of Our Cash

Net cash used in operating activities for the six months ended December 31, 2024 of $15.1 million consisted of our net loss of $10.7 million, $4.3 million in changes in our operating assets and $0.1 million for noncash items. Net cash used in operating activities for the six months ended December 31, 2023 of $29.5 million consisted of our net income of $45.3 million and $2.1 million in noncash items offset by changes in our operating assets and liabilities of $77.0 million primarily due to recognition of $64.9 million in deferred revenue.

Net cash provided by investing activities for the six months ended December 31, 2024 was $35.2 million as compared to $29.5 million net cash provided by investing activities for the six months ended December 31, 2023. The change in net cash provided by investing activities was primarily due to more net short-term investment activity during the six months ended December 31, 2024 and the proceeds recognized on the disposition of a non-financial asset with no similar transaction in the prior period.

During the six months ended December 31, 2024, we had no financing activities. Net cash used in financing activities for the six months ended December 31, 2023 was $11.7 million due to the payment of dividends agreed to under the Cooperation Agreement.

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

As of December 31, 2024, we have the following potential purchase obligations for which the timing and/or likelihood of occurrence is unknown; however, if such claims arise in the future, they could have a material effect on our financial position, results of operations, and cash flows.

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

Estimate Considerations Related to Macroeconomic Conditions and other Geopolitical Conditions

Due to recent disruptions in access to bank deposits and lending commitments associated with macroeconomic and geopolitical conditions, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of December 31, 2024. While there was no material impact to our condensed consolidated financial statements as of and for the three months ended December 31, 2024, these estimates may change, as new events occur and additional information is obtained, which could materially impact our condensed consolidated financial statements in future reporting periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report, or December 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024. There were no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those included in our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our executive officers or directors have adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K) during the six months ended December 31, 2024.

Item 6. Exhibits

Exhibit Index

		Incorporated by Reference Herein
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement, by and between MEI Pharma, Inc. and Aardvark Therapeutics, Inc., dated as of October 22, 2024.	8-K	001-41827	2.1	October 25, 2024
3.1	Amended and Restated Certificate of Incorporation of MEI Pharma, Inc.	10-Q	001-41827	3.2	February 13, 2024
3.2	Sixth Amended and Restated Bylaws of MEI Pharma, Inc. adopted as of December 18, 2023	8-K	001-41827	3.1	December 22, 2023
3.3	Certificate of Designation of Series A Convertible Preferred Stock of Marshall Edwards, Inc.	8-K	000-50484	3.1	May 11, 2011
3.4	Certificate of Designation of Series B Preferred Stock of Marshall Edwards, Inc.	8-K	000-50484	10.1	March 18, 2011
3.5	Certification of Designation of Series A Junior Participating Preferred Stock	8-K	000-50484	3.1	October 3, 2023
4.1	Specimen Stock Certificate	S-1	333-109129	4.1	October 31, 2023
4.2	Form of Warrant	8-K	000-50484	10.1	May 16, 2018
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

Date: February 12, 2025