Form 10-Q
period 2025-03-31
MEI Pharma, Inc.
filed 2025-05-13
CIK 1262104

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 6,662,857.

MEI PHARMA, INC.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MEI PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	March 31,	June 30,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,472	$3,705
Short-term investments	—	34,640
Prepaid expenses and other current assets	307	2,424
Total current assets	20,779	40,769
Operating lease right-of-use asset	—	214
Property and equipment, net	—	392
Total assets	$20,779	$41,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$177	$3,168
Accrued liabilities	1,061	5,187
Total current liabilities	1,238	8,355
Total liabilities	1,238	8,355

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 6,663 shares issued and outstanding at March 31, 2025 and June 30, 2024.	—	—
Additional paid-in capital	421,017	421,239
Accumulated deficit	(401,476)	(388,219)
Total stockholders’ equity	19,541	33,020
Total liabilities and stockholders’ equity	$20,779	$41,375

See accompanying notes to condensed consolidated financial statements.

MEI PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Revenues:
Revenue from customers	$—	$—	$—	$752
Revenue from collaboration agreements	—	—	—	64,545
Total revenues	—	—	—	65,297

Operating expenses:
Research and development	369	5,220	3,840	12,617
General and administrative	2,405	4,609	10,737	19,158
Total operating expenses	2,774	9,829	14,577	31,775
(Loss) income from operations	(2,774)	(9,829)	(14,577)	33,522
Other income (expense):
Interest and dividend income	202	706	836	2,669
Gain on disposition of a non-financial asset	—	—	500	—
Other expense, net	(1)	(4)	(16)	(7)
Total other income, net	201	702	1,320	2,662
Net (loss) income	$(2,573)	$(9,127)	$(13,257)	$36,184

Net (loss) income per share - basic and diluted	$(0.39)	$(1.37)	$(1.99)	$5.43

Weighted-average shares used in computing net (loss) income per share - basic and diluted	6,663	6,663	6,663	6,663

See accompanying notes to condensed consolidated financial statements.

MEI PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2024	6,663	$421,239	$(388,219)	$33,020
Net loss	—	—	(8,007)	(8,007)
Share-based compensation	—	(135)	—	(135)
Balance at September 30, 2024	6,663	421,104	(396,226)	24,878
Net loss	—	—	(2,677)	(2,677)
Share-based compensation	—	(103)	—	(103)
Balance at December 31, 2024	6,663	421,001	(398,903)	22,098
Net loss	—	—	(2,573)	(2,573)
Share-based compensation	—	16	—	16
Balance at March 31, 2025	6,663	$421,017	$(401,476)	$19,541

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2023	6,663	$430,621	$(405,997)	$24,624
Net income	—	—	56,374	56,374
Share-based compensation	—	363	—	363
Balance at September 30, 2023	6,663	430,984	(349,623)	81,361
Net loss	—	—	(11,063)	(11,063)
Cash dividends declared ($1.75 per share)	—	(11,660)	—	(11,660)
Share-based compensation	—	850	—	850
Balance at December 31, 2023	6,663	420,174	(360,686)	59,488
Net loss	—	—	(9,127)	(9,127)
Share-based compensation	—	668	—	668
Balance at March 31, 2024	6,663	$420,842	$(369,813)	$51,029

See accompanying notes to condensed consolidated financial statements.

MEI PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(13,257)	$36,184
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation	(222)	1,881
Noncash lease expense	214	1,136
Depreciation expense	368	258
Loss on disposal of property and equipment	14	—
Gain on disposition of a non-financial asset	(500)	—
Changes in operating assets and liabilities:
Unbilled receivables	—	85
Prepaid expenses and other current assets	2,117	4,144
Accounts payable	(2,991)	(3,166)
Accrued liabilities	(4,126)	(7,073)
Deferred revenue	—	(64,862)
Operating lease liability	—	(1,061)
Net cash used in operating activities	(18,383)	(32,474)

Cash flows from investing activities:
Purchases of short-term investments	—	(58,232)
Proceeds from maturity of short-term investments	34,640	87,835
Proceeds from sale of property and equipment	10	—
Proceeds from the disposition of a non-financial asset	500	—
Purchases of property and equipment	—	(7)
Net cash provided by investing activities	35,150	29,596

Cash flows from financing activities:
Payment of cash dividend	—	(11,660)
Net cash used in financing activities	—	(11,660)
Net increase (decrease) in cash and cash equivalents	16,767	(14,538)
Cash and cash equivalents at beginning of the period	3,705	16,906
Cash and cash equivalents at end of the period	$20,472	$2,368

Supplemental cash flow information:
Financing costs included in accounts payable	$—	$208

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

The accompanying unaudited interim condensed consolidated financial statements for the three and nine months ended March 31, 2025 and 2024 should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2024, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 19, 2024 (2024 Annual Report). Interim results are not necessarily indicative of results for a full year.

Subsequent Events

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

Liquidity

To date, we have obtained cash and funded our operations primarily through equity financings and license agreements. We have accumulated losses of $401.5 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2025, we had $20.5 million in cash and cash equivalents. In connection with our July 2024 announcement regarding the evaluation of our strategic alternatives, we discontinued the clinical development of voruciclib, while certain nonclinical research and development activities continued. As a result, we continue to incur research and development expenses in connection with clinical trial closing costs and the completion of our nonclinical projects. We believe that our cash balance will be sufficient to meet our obligations and fund operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.

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

Short-term Investments

Short-term investments are marketable securities with original maturities greater than three months but less than one year from date of purchase. As of March 31, 2025, we had no short-term investments. As of June 30, 2024, our short-term investments consisted of $34.6 million in United States government securities. The short-term investments held as of June 30, 2024 were considered to be held to maturity and are carried at amortized cost. As of March 31, 2025, we had no unrealized gains and losses. As of June 30, 2024, gross unrealized gains and losses were immaterial.

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

The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Revenue is recorded proportionally as costs are incurred. We generally used the cost-to-cost measure of progress because it best depicted the transfer of control to the customer which occurred as we incurred costs. Under the cost-to-cost measure of progress, the extent of progress towards completion was measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation (an input method under Topic 606). We used judgment to estimate the total cost expected to complete the research and development performance obligations, which included subcontractors’ costs, labor, materials, other direct costs and an allocation of indirect costs. We evaluated these cost estimates and the progress during each reporting period and, as necessary, we adjusted the measure of progress and related revenue recognition.

In connection with our now terminated April 2020 License, Development and Commercialization Agreement with Kyowa Kirin Co., Ltd. (KKC) (the KKC Commercialization Agreement) described in Note 7. License Agreements, we performed development services related to our 50-50 cost sharing arrangement for which revenue was recognized over time. Additionally, we performed services for KKC at their request, the costs of which were fully reimbursed to us. We recorded the reimbursement for such pass through services as revenue at 100% of reimbursed costs, as control of the additional services for KKC was transferred at the time we incurred such costs. The costs of these services were recognized in the condensed consolidated statements of operations as research and development expense.

During the three and nine months ended March 31, 2025 and the three months ended March 31, 2024, we did not recognize any revenue associated with the KKC Commercialization Agreement. During the nine months ended March 31, 2024, we recognized revenue associated with the KKC Commercialization Agreement as follows (in thousands):

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

As of March 31, 2025 and June 30, 2024, we had no accounts receivable, unbilled receivable balances or contract liabilities. A reconciliation of the beginning and ending amount of contract liabilities as of June 30, 2024, which was primarily related to the combined performance obligation for the transfer of development services under the KKC Commercialization Agreement and was a separate performance obligation in our contracts pursuant to research plans under the agreements, was as follows:

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

Net (Loss) Income Per Share

Basic and diluted net (loss) income per share is computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of common stock subject to repurchase or forfeiture for the three and nine months ended March 31, 2025 and 2024. Diluted net (loss) income per share is computed based on the sum of the weighted-average number of common shares and potentially dilutive common shares outstanding during the period determined using the treasury-stock and if-converted methods.

For purposes of the diluted net (loss) income per share calculation for the three and nine months ended March 31, 2025 and 2024, potentially dilutive securities are excluded from the calculation of diluted net (loss) income per share because their weighted-average exercise prices were above our weighted-average share price as of March 31, 2025 and 2024, respectively, therefore, basic and diluted net (loss) income per share were the same for the three and nine months ended March 31, 2025 and 2024.

The following table presents potentially dilutive shares that have been excluded from the calculation of net (loss) income per share because of their anti-dilutive effect (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Stock options	870	1,373	870	1,373
Warrants	103	103	103	103
Total anti-dilutive shares	973	1,476	973	1,476

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

3. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following, in thousands:

	March 31, 2025	June 30, 2024
Insurance	$121	$460
Software licenses	112	442
Security deposit	—	263
Prepaid clinical costs	—	1,050
Other	74	209
Total prepaid and other current assets	$307	$2,424

Property and Equipment

As of March 31, 2025, we had no property and equipment. Property and equipment, net consisted of the following as of June 30, 2024, in thousands:

Furniture and fixtures	$1,000
Equipment	187
Leasehold improvements	969
2,156
Less: accumulated depreciation (1)	(1,764)
Property and equipment, net	$392

_____________

(1) Includes impairment charge of $0.5 million, see below discussion on Impact of the Agreement (as discussed in Note 9. Leases).

Depreciation expense of property and equipment for the nine months ended March 31, 2025 and 2024 are presented in the condensed consolidated statements of cash flows. During the three months ended March 31, 2025, we did not incur depreciation expense. During the three months ended March 31, 2024, depreciation expense was approximately $0.1 million.

Impact of the Agreement (as discussed in Note 9. Leases)

As noted in Note 9. Leases, we sold our furniture and fixtures to the landlord for $1.00 on our lease termination date of September 30, 2024. We completed an evaluation of the impact of the Agreement, as defined in Note 9. Leases, on the carrying value of our property and equipment (Other Long-Lived Assets). This process included evaluating the remaining estimated useful lives, significant changes in the use and potential impairment charges related to the Other Long-Lived Assets. Based upon our evaluation, we recorded an impairment charge during our fiscal year ended June 30, 2024 of approximately $0.5 million for the furniture and fixtures sold to the landlord on September 30, 2024, which was included in the impairment of long-lived assets in the condensed consolidated statements of operations for the fiscal year ended June 30, 2024. We also changed our estimate of the remaining useful lives of our leasehold improvements resulting in an acceleration of depreciation of approximately $0.1 million during our fiscal year ended June 30, 2024.

Accrued Liabilities

Accrued liabilities consisted of the following, in thousands:

	March 31, 2025	June 30, 2024
Accrued compensation and benefits (1)	$752	$2,821
Accrued pre-clinical and clinical trial expenses	134	1,407
Accrued legal and professional services	100	33
Accrued reimbursement to KKC	—	892
Other	75	34
Total accrued liabilities	$1,061	$5,187

_____________

(1) Includes employee termination benefits of approximately $0.6 million and $21,000 as of March 31, 2025 and June 30, 2024, respectively, as more fully described in Note 5. Employee Termination Benefits.

4. Fair Value Measurements

The carrying amounts of financial instruments such as cash equivalents, short-term investments, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. We invest our excess cash in financial instruments which are readily convertible into cash, such as money market funds and U.S. government securities. Cash equivalents and short-term investments are classified as Level 1 as defined by the fair value hierarchy. As of March 31, 2025 and June 30, 2024, we had no assets or liabilities measured on a recurring or non-recurring basis.

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

In August 2024, we commenced the Strategic Alternatives RIF, as discussed in our strategic alternatives announcement described in Note 1. Description of Business and Basis of Presentation. Including contractual pro-rata fiscal year 2025 bonuses, we expect to incur charges not to exceed a total of $6.6 million in retention, severance and COBRA costs related to the termination of our employees due to our related wind down activities. The charges that we expect to incur in connection with the Strategic Alternatives RIF are subject to a number of assumptions, and actual results may differ materially. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Strategic Alternatives RIF.

For the three months ended March 31, 2025, we recorded employee termination benefits of $0.2 million and $0.8 million within research and development and general and administrative expense, respectively. For the three months ended March 31, 2024, no employee termination benefits were recorded.

For the nine months ended March 31, 2025, we recorded employee termination benefits of $1.8 million and $3.6 million within research and development and general and administrative expense, respectively. For the nine months ended March 31, 2024, we recorded employee termination benefits of $0.2 million in both research and development expense and general and administrative expense.

The following table summarizes our activity related to employee benefits included in accrued liabilities (in thousands):

	March 31, 2025	June 30, 2024
Beginning balance	$21	$993
Increase in accrued restructuring	5,374	556
Cash payments	(4,799)	(1,528)
Ending Balance	$596	$21

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

Litigation

From time to time, we may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against us as of March 31, 2025, which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

Presage License Agreement

As discussed in Note 8. Other License Agreements, we are party to a license agreement with Presage Biosciences, Inc. (Presage) under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of March 31, 2025, we had no accruals for potential future payments as achievement of the milestones had not been met.

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

With the execution of the Termination Agreement, we regained full, global rights (subject to KKC's limited rights for compassionate use) and KKC has no further rights to develop, use or commercialize zandelisib in the U.S., nor do we have any remaining performance obligations with all consideration received from KKC being nonrefundable. Therefore, the remaining long-term deferred revenue as of June 30, 2023, of $64.5 million, that was allocated to the U.S. License obligation accounted for under Topic 808 at inception of the KKC Commercialization Agreement was recognized as revenue from collaboration agreements in the three months ended September 30, 2023, utilizing contract termination analogous to guidance provided in Topic 606.

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

8. Other License Agreements

Presage License Agreement

In September 2017, we, as licensee, entered into a license agreement with Presage. Under the terms of the license agreement, Presage granted us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid $2.9 million to Presage. With respect to the first indication, an incremental $2.0 million payment, due upon dosing of the first subject in the first registration trial, will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., EU or Japan. Additional potential payments of up to $179.0 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percentage (which decreases as product development progresses) of amounts received from such sublicensees. During the three and nine months ended March 31, 2025 and 2024, we made no payments under the Presage license agreement.

BeiGene Collaboration

In October 2018, we entered into a clinical collaboration with BeiGene, Ltd. (BeiGene) to evaluate the safety and efficacy of zandelisib in combination with BeiGene’s zanubrutinib (marketed as Brukinsa®), an inhibitor of Bruton’s tyrosine kinase, for the treatment of patients with B-cell malignancies. Under the terms of the clinical collaboration agreement, we amended our ongoing Phase 1b trial to include evaluation of zandelisib in combination with zanubrutinib in patients with B-cell malignancies. Study costs are being shared equally by the parties, and we agreed to supply zandelisib and BeiGene agreed to supply zanubrutinib. We record the costs reimbursed by BeiGene as a reduction of our research and development expenses. We retained full commercial rights for zandelisib and BeiGene retained full commercial rights for zanubrutinib. With the discontinuation of the zandelisib program outside of Japan, this clinical collaboration was terminated on September 28, 2023. The Company did not recognize any cost reimbursement reductions within research and development during the three and nine months ended March 31, 2025 and three months ended March 31, 2024. Cost reimbursements recorded as a reduction of research and development costs, in the condensed consolidated statements of operations, during the nine months ended March 31, 2024 were approximately $0.1 million.

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

We incurred direct costs of approximately $0.2 million in connection with the Agreement which accordingly was recorded to the ROU assets as a direct cost of modifying the Agreement. As of the Agreement Date, we determined a triggering event, in accordance with ASC 360, Property, Plant and Equipment, had occurred and therefore completed an impairment analysis on its ROU asset resulting in an impairment charge of approximately $10.4 million being recorded in our consolidated statements of operations for the fiscal year ended June 30, 2024.

During the three months ended March 31, 2025 we did not recognize lease costs. The total operating lease costs for the Amended Lease were as follows for the periods presented (in thousands):

	For the Three Months Ended March 31,	For the Nine Months Ended March 31,
	2024	2025	2024
Operating lease cost	$609	$214	$1,826
Variable lease costs	69	—	93
Total lease costs included in operating expenses	$678	$214	$1,919

During the three and nine months ended March 31, 2025, we had no supplemental cash flow activity. Supplemental cash flow information related to our operating leases was as follows for the periods presented (in thousands):

	For the Three Months Ended March 31,	For the Nine Months Ended March 31,
	2024	2024
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$584	$1,751

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

At-The-Market Equity Offering

On February 20, 2024, we entered into a capital on demand sales agreement with JonesTrading Institution Services LLC, pursuant to which we can offer and sell shares having an aggregate offering price of up to $25.0 million (the ATM Program). In no event will we sell securities registered on this registration statement in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million (Baby Shelf Limitation) As of January 2, 2024, the date used under applicable rules of the SEC to determine our public float at the commencement of the offering, one-third of our public float was equal to approximately $9.9 million. As of March 31, 2025, no shares have been issued and sold under our ATM Program.

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

Rights Agreement

On October 1, 2023, our Board approved and adopted a rights agreement (Rights Agreement) by and between us and Computershare, Inc., as Rights Agent (as defined in the Rights Agreement). Pursuant to the Rights Agreement, the Board declared a dividend of one preferred share purchase right (each, a Right) for each outstanding share of our common stock, par value $0.00000002 (each a Common Share, and collectively, the Common Shares). The Rights are distributable to stockholders of record as of the close of business on October 12, 2023. One Right also will be issued together with each Common Share issued by us after October 12, 2023, but before the Distribution Date, as defined in the Rights Agreement (or the earlier of the redemption or expiration of the Rights) and, in certain circumstances, after the Distribution Date. The Rights and the Rights Agreement expired at the close of business on September 30, 2024. No rights were redeemed or exchanged under the Rights Agreement.

Warrants

As of March 31, 2025, we have outstanding warrants to purchase 102,513 shares of our common stock issued to Torreya Partners LLC. The warrants are fully vested, exercisable at a price of $6.80 per share and expire in October 2027. No warrants were exercised as of March 31, 2025.

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

Preferred Stock

Our Board has the authority to issue up to 100,000 shares of preferred stock with a par value of $0.01 per share in one or more series and to fix the rights, preferences, privileges and restrictions in respect of that preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices and liquidation preferences, and the number of shares constituting such series and the designation of any such series, without future vote or action by the stockholders. Therefore, the Board, without the approval of the stockholders, could authorize the issuance of preferred stock with voting, conversion and other rights that could affect the voting power, dividend and other rights of the holders of shares or that could have the effect of delaying, deferring or preventing a change of control. There were no shares of preferred stock outstanding as of March 31, 2025 and June 30, 2024.

11. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs. In December 2008, we adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (Omnibus Plan), as amended and restated from time-to-time, under which 1,850,739 shares of common stock are currently authorized for issuance. The Omnibus Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, and employees. As of March 31, 2025, there were 920,304 shares available for future grant under the Omnibus Plan.

In May 2021, we adopted the 2021 Inducement Plan (Inducement Plan), under which 125,000 shares of common stock are authorized for issuance. On June 9, 2023, our Board approved an amendment and restatement of the Inducement Plan to increase the aggregate number of shares of common stock authorized for issuance by 92,000 shares. The Inducement Plan is intended to assist us in attracting and retaining selected individuals to serve as employees who are expected to contribute to our success, by providing an inducement for such individuals to enter into employment with us, and to achieve long-term objectives that will benefit our stockholders. As of March 31, 2025, there were 163,001 shares available for future grant under the Inducement Plan.

During the three and nine months ended March 31, 2025 due to the Strategic Alternatives RIF, as discussed in Note 5. Employee Termination Benefits, we reversed share-based compensation in excess of what vested. Total share-based compensation for all stock awards consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Research and development	$—	$194	$(159)	$254
General and administrative	16	474	(63)	1,627
Total share-based compensation	$16	$668	$(222)	$1,881

Stock Options

Stock options granted to employees vest 25% one year from the date of grant and ratably each month thereafter on the first day of the month following the one-year anniversary of the grant date for a period of 36 months and generally expire ten years from the date of grant. Stock options granted to directors vest ratably each month for a period of 12 months from the date of grant and generally expire ten years from the date of grant. Upon separation from the Company, without cause, our Board members have three years to exercise their vested stock options. As of March 31, 2025, there were 870,278 total options outstanding of which 816,279 were granted under the Omnibus Plan and 53,999 were granted under the Inducement Plan.

Unrecognized compensation expense related to non-vested stock options totaled $0.1 million as of March 31, 2025. Such compensation expense is expected to be recognized over a weighted-average period of 1.31 years.

We use the Black-Scholes valuation model to estimate the grant date fair value of stock options. During the nine months ended March 31, 2025, we did not grant any stock options. To calculate these fair values, the following weighted-average assumptions were used for the period presented:

For the Nine Months Ended March 31,
2024
Risk-free interest rate	4.5%
Expected life (years)	5.7
Volatility	89.8%
Dividend yield	—%
Weighted-average grant date fair value	$5.20

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (Quarterly Report) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” "predict," "potential," “continue,” "likely," or “opportunity,” the negative of these words or similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” in our 2024 Annual Report on Form 10-K (2024 Annual Report), as filed with the Securities and Exchange Commission (SEC) on September 19, 2024.

Unless the context requires otherwise, references in this Quarterly Report to “MEI Pharma,” “MEI,” “we,” “us” and “our” refer to MEI Pharma, Inc.

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

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following table summarizes certain components of our results of operations (in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Research and development	$369	$5,220	$(4,851)	(92.9)%
General and administrative	2,405	4,609	(2,204)	(47.8)%
Other income, net	201	702	(501)	(71.4)%

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below (in thousands).

	For the Three Months Ended March 31,
	2025	2024
zandelisib	$23	$26
voruciclib	4	1,382
ME-344	—	1,791
Other	342	2,021
Total research and development expenses	$369	$5,220

Research and development costs decreased by $4.9 million to $0.4 million for the three months ended March 31, 2025 compared to $5.2 million for the three months ended March 31, 2024. This decrease was a result of our announcement in July 2024 to explore strategic alternatives, at which time all clinical studies were ceased resulting in a reduction of close out costs and we initiated reductions in our workforce, along with the ME-344 Sale.

General and Administrative: General and administrative expenses decreased by $2.2 million to $2.4 million for the three months ended March 31, 2025 compared to $4.6 million for the three months ended March 31, 2024. This decrease was primarily a result of reduced facility and related costs of $1.1 million associated with the termination of our lease and our announcement in July 2024 to explore strategic alternatives, at which time all administrative support activities related to clinical studies were ceased, including reduced payroll and related costs from further reductions in our workforce.

Other Income, net: Other income, net, decreased by $0.5 million to $0.2 million for the three months ended March 31, 2025 compared to $0.7 million for the three months ended March 31, 2024. The decrease in other income, net, was due to lower average investment balances.

Comparison of Nine Months Ended March 31, 2025 and 2024

The following table summarizes certain components of our results of operations (in thousands):

	For the Nine Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues	$—	$65,297	$(65,297)	(100.0)%
Research and development	3,840	12,617	(8,777)	(69.6)%
General and administrative	10,737	19,158	(8,421)	(44.0)%
Other income, net	1,320	2,662	(1,342)	(50.4)%

Revenue: During the nine months ended March 31, 2025, we recognized no revenue due to all deferred revenue associated with the KKC Commercialization Agreement having been recognized in fiscal year 2024, upon entry into the Termination Agreement. During the nine months ended March 31, 2024, we recognized revenue of $65.3 million from the KKC Commercialization Agreement.

Research and Development: The following is a summary of our research and development expenses to supplement the more detailed discussion below (in thousands).

	For the Nine Months Ended March 31,
	2025	2024
zandelisib	$(32)	$417
voruciclib	802	1,570
ME-344	253	4,396
Other	2,817	6,234
Total research and development expenses	$3,840	$12,617

Research and development costs decreased by $8.8 million to $3.8 million for the nine months ended March 31, 2025 compared to $12.6 million for the nine months ended March 31, 2024. This decrease was as a result of our announcement in July 2024 to explore strategic alternatives, at which time all clinical studies were ceased and we initiated reductions in our workforce. These decreases were partially offset by increased costs associated with voruciclib mainly due to greater recognized manufacturing and clinical expenditures in the Phase 1 study prior to the July 2024 announcement to explore strategic alternatives and increased costs associated with nonclinical studies.

General and Administrative: General and administrative expenses decreased by $8.4 million to $10.7 million for the nine months ended March 31, 2025 compared to $19.2 million for the nine months ended March 31, 2024. This decrease was primarily a result of reduced legal and professional fees of $4.3 million due to various stockholder related items from the prior fiscal year with no current period recurrence. Facility and related costs decreased $2.3 million associated with the termination of our lease and our announcement in July 2024 to explore strategic alternatives, at which time all administrative support activities related to clinical studies were ceased. Payroll and related costs decreased $1.6 million due to reductions in our workforce.

Other Income, net: Other income, net, decreased by approximately $1.4 million to $1.3 million for the nine months ended March 31, 2025 compared to $2.7 million for the nine months ended March 31, 2024. The decrease in other income, net, was due to lower average investment balances partially offset by a gain recognized on the sale of our ME-344 asset.

Liquidity and Capital Resources

To date, we have obtained cash and funded our operations primarily through equity financings and license agreements. There can be no assurance that we will be able to continue to raise additional capital in the future. We have accumulated losses of $401.5 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2025, we had $20.5 million in cash and cash equivalents. On July 22, 2024, we announced that our Board had determined unanimously to begin the evaluation of our strategic alternatives, including potential transactions as well as an orderly wind down of operations, if appropriate, to maximize the value of our assets for our stockholders. In connection with the exploration of strategic alternatives, we initiated the Strategic Alternatives RIF to reduce headcount on August 1, 2024 and discontinued the clinical development of voruciclib. As a result of this announcement, we expect our research and development expenses to decrease significantly as we discontinued our clinical research and development activities along with decreased general and administrative costs as we reduce headcount and other operational expenses that supported research and development activities. We will continue to incur research and development expenses in connection with clinical trial closing costs and the completion of certain ongoing nonclinical activities. We believe our cash balance is sufficient to fund operations for at least the next 12 months.

Sources and Uses of Our Cash

Net cash used in operating activities for the nine months ended March 31, 2025 of $18.4 million consisted of our net loss of $13.3 million, $5.0 million in changes in our operating assets and $0.1 million for noncash items. Net cash used in operating activities for the nine months ended March 31, 2024 of $32.5 million consisted of our net income of $36.2 million and $3.3 million in noncash items offset by changes in our operating assets and liabilities of $71.9 million primarily due to recognition of $64.9 million in deferred revenue.

Net cash provided by investing activities for the nine months ended March 31, 2025 was $35.2 million as compared to $29.6 million net cash provided by investing activities for the nine months ended March 31, 2024. The change in net cash provided by investing activities was primarily due to more net short-term investment activity during the nine months ended March 31, 2025 and the proceeds recognized on the disposition of a non-financial asset with no similar transaction in the prior period.

During the nine months ended March 31, 2025, we had no financing activities. Net cash used in financing activities for the nine months ended March 31, 2024 was $11.7 million due to the payment of dividends agreed to under the Cooperation Agreement.

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

As of March 31, 2025, we have the following potential purchase obligations for which the timing and/or likelihood of occurrence is unknown; however, if such claims arise in the future, they could have a material effect on our financial position, results of operations, and cash flows.

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

Estimate Considerations Related to Macroeconomic Conditions and other Geopolitical Conditions

Due to recent disruptions in access to bank deposits and lending commitments associated with macroeconomic and geopolitical conditions, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of March 31, 2025. While there was no material impact to our condensed consolidated financial statements as of and for the three months ended March 31, 2025, these estimates may change, as new events occur and additional information is obtained, which could materially impact our condensed consolidated financial statements in future reporting periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report, or March 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025. There were no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our executive officers or directors have adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K) during the nine months ended March 31, 2025.

Item 6. Exhibits

Exhibit Index

		Incorporated by Reference Herein
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement, by and between MEI Pharma, Inc. and Aardvark Therapeutics, Inc., dated as of October 22, 2024.	8-K	001-41827	2.1	October 25, 2024
3.1	Amended and Restated Certificate of Incorporation of MEI Pharma, Inc.	10-Q	001-41827	3.2	February 13, 2024
3.2	Sixth Amended and Restated Bylaws of MEI Pharma, Inc. adopted as of December 18, 2023	8-K	001-41827	3.1	December 22, 2023
3.3	Certificate of Designation of Series A Convertible Preferred Stock of Marshall Edwards, Inc.	8-K	000-50484	3.1	May 11, 2011
3.4	Certificate of Designation of Series B Preferred Stock of Marshall Edwards, Inc.	8-K	000-50484	10.1	March 18, 2011
3.5	Certification of Designation of Series A Junior Participating Preferred Stock	8-K	000-50484	3.1	October 3, 2023
4.1	Specimen Stock Certificate	S-1	333-109129	4.1	October 31, 2003
4.2	Form of Warrant	8-K	000-50484	10.1	May 16, 2018
10.1	Amended and Restated Employment Agreement between the Company and Justin J. File, dated March 3, 2025	8-K	001-41827	10.1	March 3, 2025
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

Date: May 13, 2025