Form 10-K
period 2025-06-30
Lite Strategy, Inc.
filed 2025-09-26
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 000-50484

Lite Strategy, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0407811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9920 Pacific Heights Blvd., Suite 150, San Diego, CA 92121

(Address of principal executive offices) (Zip Code)

(858) 369-7100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.00000002 par value	LITS	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price per share of Registrant's Common Stock on the Nasdaq Capital Market was approximately $12.0 million as of December 31, 2024.

As of September 23, 2025, there were 35,655,155 shares of the registrant’s common stock, par value $0.00000002 per share, outstanding.

Lite Strategy, Inc.

Forward-Looking Statements

This Annual Report on Form 10-K (Annual Report) includes forward-looking statements, which involve a number of risks and uncertainties. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “predict,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. Discussions containing these forward-looking statements may be found, among other places, in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Annual Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Annual Report was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, those discussed in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. Other sections of this report and our other filings with the SEC may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. There is substantial uncertainty regarding the impact of activist investors, current or expected inflation rates and fluctuating interest rates as a result and other responses from the Federal Reserve thereto, a potential economic downturn, industry, global economic conditions, government policy including the evolving regulatory environment and the implementation of our business model and strategic plans for our business, including our ability to manage the risks inherent in operating our cryptocurrency business and in safekeeping cryptocurrency assets. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to update publicly or revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Annual Report or documents incorporated by reference herein that include forward-looking statements.

Unless the context requires otherwise, references in this Annual Report to “Lite Strategy,” “we,” “us” and “our” refer to Lite Strategy, Inc.

Lite Strategy, Inc. and our corporate logo are registered service marks of Lite Strategy. Any other brand names or trademarks appearing in this Annual Report are the property of their respective holders.

PART I

Item 1. Business

Overview

On September 10, 2025, MEI Pharma, Inc. changed its name to Lite Strategy, Inc. and its ticker symbol to LITS. We are a pharmaceutical company that has been developing novel and differentiated cancer therapies. We built our pipeline by acquiring promising cancer agents and creating value in programs through clinical development, strategic partnerships and out-licensing or commercialization, as appropriate. Our approach to oncology drug development has been to evaluate our drug candidates in combinations with standard-of-care therapies to overcome known resistance mechanisms and address clear medical needs to provide improved patient benefit. Our drug candidate pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (CDK9) inhibitor and zandelisib, an oral, once-daily, selective PI3Kδ inhibitor, which is a pre-clinical candidate. In August 2025, as described below, we implemented a Litecoin Treasury Strategy with the net proceeds from the PIPE (as defined below).

Strategic Alternatives

On July 22, 2024, we announced that our Board of Directors (Board) had determined unanimously to begin the evaluation of our strategic alternatives, including potential transactions as well as an orderly wind down of operations, if appropriate, to maximize the value of our assets for our stockholders. We commenced a reduction-in-force beginning August 1, 2024, that continued in stages as our operational and strategic direction evolved. In connection with this evaluation, we discontinued the clinical development of voruciclib, while certain nonclinical activities related to our drug candidate assets continued to be conducted by us. As part of the review of strategic alternatives, we considered options such as out-licensing opportunities for or the sale of our existing programs and merger and acquisition opportunities, as well as other potential opportunities. Consistent with our intention to preserve cash, David M. Urso, our President and Chief Executive Officer and Richard Ghalie, M.D., our Chief Medical Officer, stepped down effective August 1, 2024. Mr. Urso also left the Board at that date. We entered into a consulting agreement with Dr. Ghalie under which he remains available to assist us in strategic efforts or ongoing operations. In addition, we entered into a consulting agreement with Mr. Urso, which was terminated in February 2025. Charles V. Baltic III, the Chairperson of the Board, also stepped down from the Board contemporaneously with the announcement on July 22, 2024. Our Board appointed Justin J. File, our current Chief Financial Officer, to assume the position of Acting Chief Executive Officer and appointed Frederick W. Driscoll as Chairperson of the Board. The evaluation of strategic alternatives concluded with the August 2025 implementation of our Litecoin Treasury Strategy (as discussed below) and a commitment to long-term innovation in capital structure and financial technology, along with the initiation of an expanding strategy that could include the commencement of Litecoin mining activities, as well as our continued assessment of pre-clinical activities with our drug candidate pipeline, as to which we anticipate conducting further investigational research and development in the next several months.

Private Investment in Private Equity (PIPE) and Related Agreements

As more fully discussed in Note 15. Subsequent Events, in July 2025, we closed on a $100.0 million PIPE and issued an aggregate of (i) 23,216,898 shares (the Shares) of our common stock, at an offering price of $3.42 per share and (ii) pre-funded warrants (the Pre-Funded Warrants (together with the common stock, the Securities)), to purchase up to an aggregate of 6,022,869 shares of our common stock (the Pre-Funded Warrant Shares) at an offering price of $3.4199 per Pre-Funded Warrant (collectively, the Offering or the PIPE). On July 24, 2025, Pre-Funded Warrants for the purchase of 2,084,509 shares of common stock were exercised for a de minimis amount of cash proceeds. As of September 23, 2025, we issued 2,807,967 shares of common stock upon cashless exercises of 2,808,070 Pre-Funded Warrants.

Also, in July 2025 and as more fully discussed in Note 15. Subsequent Events, we entered into various agreements with certain advisors to the PIPE, asset managers and custodians who will deploy our Litecoin Treasury Strategy (discussed below), including but not limited to: (i) a placement agency agreement, (ii) an asset management agreement, (iii) an advisory agreement, (iv) a strategic advisor agreement and (v) a new at-the- market sales agreement. As partial consideration for services provided associated with the PIPE, we issued warrants for the purchase of up to 3,070,177 shares of our common stock with a weighted-average exercise price of approximately $4.10 per share.

On September 24, 2025, as payment of the annual Asset-based Fee under the Asset Management Agreement (as defined below), we issued to GSR Strategies LLC (GSR), 546,348 Pre-Funded Warrants with an exercise price of $0.0001 per share. Subject to the limitations on exercise set forth in the warrant agreement, the Pre-Funded Warrants may be exercised at any time until they are exercised in full.

Litecoin Treasury Strategy

On August 5, 2025, we announced the commencement of our primary reserve asset and implementation strategy built on a digital asset infrastructure and long-term capital innovation (a Litecoin Treasury Strategy) through our acquisition of Litecoin (LTC)

tokens, reflecting the full deployment of the net proceeds of the PIPE. Litecoin is an open source, global payment network that is fully decentralized without any central authorities. Mathematics secures the network and empowers individuals to control their own finances. Litecoin features faster transaction confirmation times and improved storage efficiency than the leading math-based currency. We believe this strategy will allow us to diversify reserves, enhance capital efficiency and align with emerging financial technologies.

Cooperation Agreement and Cash Dividend

On October 31, 2023, we announced our entry into a cooperation agreement with Anson Funds Management LP and Cable Car Capital LLC (Cooperation Agreement), which, among other non-financial related items, provided for a capital return to stockholders in the form of a dividend in the amount of $1.75 per share of common stock, that was declared on November 6, 2023, to stockholders of record at the close of business on November 17, 2023 (Capital Return). The total dividend of $11.7 million was paid on December 6, 2023, and was recorded as a reduction of additional paid-in capital in the consolidated statements of stockholders' equity, as we have an accumulated deficit, rather than retained earnings.

Effective July 22, 2025, in conjunction with the closing of the Offering, the parties to the Cooperation Agreement mutually agreed to terminate such Cooperation Agreement.

Merger Termination

At a special meeting of our stockholders held on July 23, 2023, stockholders voted on the agreement and plan of merger (Merger Agreement) entered into in February 2023, by us, Infinity Pharmaceuticals, Inc. (Infinity) and Meadow Merger Sub, Inc., our wholly owned subsidiary (Merger Sub). At such special meeting, the Merger Agreement did not obtain the necessary approval from our stockholders and, accordingly, on July 23, 2023, we sent Infinity a notice terminating the Merger Agreement.

Drug Candidate Development Programs

Our drug candidate pipeline includes voruciclib, an oral CDK9 inhibitor, and zandelisib, an oral, once-daily, selective PI3Kδ inhibitor.

Voruciclib: Potent Orally Administered CDK9 Inhibitor in Phase 1 Studies

Voruciclib, a selective orally administered CDK9 inhibitor completed a Phase 1 trial in September 2024 evaluating dose and schedule in patients with acute myeloid leukemia (AML) in combination with the B-cell lymphoma 2 (BCL-2) inhibitor venetoclax (marketed as Venclexta®). Previously, voruciclib was also being evaluated in pre-clinical studies to explore potential activity in various solid tumor cancers including in combination with therapies that target the RAS signaling pathway, such as KRAS inhibitors. All clinical trial efforts for voruciclib were ceased as of July 22, 2024, and we are currently assessing the pre-clinical development program in potentially non-oncology disease indications.

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

In pre-clinical studies, voruciclib shows dose-dependent suppression of MCL1; in December 2017, a study of voruciclib published in the journal Nature Scientific Reports reported that the combination of voruciclib plus the BCL-2 inhibitor venetoclax was capable of inhibiting two master regulators of cell survival, MCL-1 and BCL-2 and achieved synergistic antitumor effect in an aggressive subset of DLBCL cells.

In a peer reviewed manuscript published in 2020, it was reported that the inhibition of CDK9 by voruciclib synergistically enhances cell death induced by the BCL-2 inhibitor venetoclax in preclinical models of AML. The data demonstrated that voruciclib synergizes with venetoclax to induce programmed cell death, or apoptosis, in both AML cell lines and primary patient samples. It was also demonstrated that voruciclib downregulates MCL1, which is relevant for the synergy between voruciclib and venetoclax and further that voruciclib downregulates MYC, which also contributes to the synergies with venetoclax.

Subsequently and consistent with the reported pre-clinical studies, data from a prior Phase 1 study evaluating voruciclib as a single agent and in combination with venetoclax in patients with relapsed or refractory (R/R) AML have also demonstrated the anticipated decreases in Mcl-1 protein.

The research suggests that voruciclib is potentially an attractive therapeutic agent for treating cancers in combination with venetoclax or other BCL-2 inhibitors, to address potential resistance associated with MCL1 and is supportive of our clinical evaluation of voruciclib in AML.

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

Terminated Clinical Programs

In a Phase 1 clinical trial, we evaluated the dose and schedule of voruciclib in combination with venetoclax, a BCL-2 inhibitor, in patients with R/R AML. The trial started with the evaluation of dose and schedule of voruciclib as a monotherapy in patients with relapsed and refractory B-cell malignancies and AML after failure of prior standard therapies to determine the safety, preliminary efficacy and maximum tolerated dose. The primary objectives of the study were to determine the safety and biologic effective dose of voruciclib monotherapy or voruciclib in combination with venetoclax. Secondary objectives of the study included assessing the preliminary efficacy, pharmacokinetics, pharmacodynamics and biomarkers of voruciclib monotherapy or voruciclib in combination with venetoclax.

As we reported in a poster presented at the American Society of Hematology (ASH) Annual Meeting in December 2023, the voruciclib monotherapy dose escalation/expansion stage of the study enrolled a total of 40 patients and is complete. The majority of patients (n=21) had AML and the remaining patients (n=19) had B-cell malignancies. Of the 40 patients enrolled, the first 16 were dosed daily continuously at 50 and 100 mg and the following 24 patients were dosed on an intermittent schedule (14 consecutive days on therapy in a 28-day cycle) at 100, 150 and 200 mg. All patients were heavily pre-treated with a median of three prior therapies (range 1-9) and five patients had prior hematopoietic stem cell transplant. Voruciclib at doses up to 200 mg administered on 14 consecutive days in a 28-day cycle (Cohort 2) was well tolerated with no dose limiting toxicities (DLT) reported. The most common adverse events (≥20% of patients) were diarrhea, nausea, anemia and fatigue. The large majority of adverse events were Grade 1-2; of note, the only Grade 3-4 adverse events in Cohort 2 were diarrhea (n=1) and anemia (n=5). Pharmacokinetics were dose proportional and a mean half-life of approximately 24 hours supports once daily dosing.

On the intermittent dosing schedule selected for further development, no DLTs were observed, there were no Grade 3 or higher drug related toxicities and dose escalation was stopped at 200 mg before reaching the maximum tolerated dose because plasma concentrations reached levels considered sufficient for target inhibition. In the 21 patients enrolled with AML, one patient at 100 mg achieved a morphologic leukemia-free state and nine patients had disease stabilization, which lasted at least three months in two patients. In the 19 patients enrolled with B-cell malignancies, four patients had stable disease with a decrease in tumor size. Initial results from correlative studies assessing myeloid leukemia cell differentiation protein (Mcl-1) and RNA Pol II phosphorylation on

Ser2 (RNA Pol II p-S2) demonstrated reduction in expression consistent with the anticipated on-target pharmacodynamic effect of voruciclib on Mcl-1 and RNA Pol II p-S2.

The next stage of the study evaluated seven voruciclib dose levels from 50 mg every other day to 300 mg daily for 14 consecutive days in a 28-day cycle in combination with standard dose venetoclax in patients with R/R AML. A total of 41 patients with R/R AML, median age 67 years (range 34-89), enrolled in this dose escalation stage of the study evaluating voruciclib in combination with venetoclax. These patients were generally heavily pretreated; the median number of prior therapies was 2 (range 1-7) and 18 (44%) patients had ≥3 prior lines. Almost all patients (39/41) were treated with venetoclax in an earlier line of therapy. Additionally, 30 (73%) patients were noted as being in an adverse 2017 ELN Risk Category due to adverse cytogenetics and molecular mutations.

Of the 32 patients administered voruciclib at doses ≥ 100 mg in combination with venetoclax 10 (31%) achieved disease control. Three patients achieved a response, including two patients that achieved a complete response with incomplete hematologic recovery (CRi) and one patient that achieved a morphologic leukemia-free state (MLFS), in each case having received venetoclax in an earlier line of treatment. Responses lasted 6 months in one patient, 9 months and ongoing in the second patient and the third patient was referred to stem cell transplant. Further, an additional 7 patients had stable disease which lasted more than 90 days and 13 had stable disease < 3 months.

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

Zandelisib: PI3Kδ Inhibitor Overview

Zandelisib is an oral, once-daily, selective PI3Kδ inhibitor that we were jointly developing with Kyowa Kirin Co., Ltd (KKC) under a global license, development and commercialization agreement entered into in April 2020 that was later terminated in 2023 (as further discussed below). Currently, there are no clinical trial efforts for zandelisib and we are assessing the pre-clinical development program.

In March 2022, we and KKC reported the outcome of an end of Phase 2 meeting with the FDA wherein the agency discouraged a filing based on data from a single-arm Phase 2 TIDAL trial. At this meeting, the FDA stated that data generated from single arm studies such as the Phase 2 TIDAL trial are insufficient to adequately assess the risk/benefit of PI3Kδ inhibitors evaluating indolent non-Hodgkin lymphoma. Additionally, the FDA emphasized that we continue efforts with the randomized Phase 3 COASTAL trial evaluating patients with relapsed or refractory follicular or marginal zone lymphomas. Subsequently, at an April 2022 meeting of the FDA Oncology Drugs Advisory Committee, the committee voted that future approvals of PI3Kδ inhibitors for hematologic malignancies should be supported by randomized data.

In November 2022, we and KKC met with the FDA in a follow-up meeting to the March 2022 end of Phase 2 meeting. At this meeting, the FDA provided further guidance regarding the design and statistical analysis for the Phase 3 COASTAL trial. Following the November meeting, the companies jointly concluded that a clinical trial consistent with the recent FDA guidance, including modification of the COASTAL trial, would likely not be feasible to complete within a time period that would support further investment or with sufficient certainty of the regulatory requirements for approval to justify continued global development efforts. As a result, we and KKC jointly decided to discontinue global development of zandelisib for indolent forms of non-Hodgkin lymphoma outside of Japan. The discontinuation of zandelisib development outside of Japan was a business decision based on the most recent regulatory guidance from the FDA and is not related to the zandelisib clinical data generated to date. After making the joint decision to terminate development outside of Japan, we and KKC began closing all zandelisib clinical studies outside of Japan, including the Phase 3 COASTAL trial, the Phase 2 TIDAL trial and the Phase 2 CORAL trial. Subsequently, in May 2023, KKC decided to discontinue development of zandelisib in Japan. The discontinuation of zandelisib in Japan was a business decision by KKC based on the most recent regulatory guidance from the Pharmaceuticals and Medical Devices Agency in Japan and was not related to the zandelisib clinical data that had been generated.

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

KKC License, Development and Commercialization Agreement

In April 2020, we entered into the KKC Commercialization Agreement under which we granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S. (the U.S. License) and an exclusive (subject to certain retained rights to perform obligations under the KKC Commercialization Agreement), sublicensable, payment- bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the U.S. (the Ex-U.S. and the Ex-U.S. License). Also under the KKC Commercialization Agreement, we were granted a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize zandelisib for all human indications in the U.S. and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-U.S. and were paid an initial non-refundable payment of $100.0 million. Additionally, in Japan, the KKC Commercialization Agreement included potential regulatory and commercialization milestone payments plus royalties on net sales of zandelisib in Japan, which are tiered beginning in the teens. Prior to the execution of the Termination Agreement on July 14, 2023, KKC was responsible for the development and commercialization of zandelisib in the Ex-U.S. and, subject to certain exceptions, solely responsible for all costs related thereto. We also provided to KKC certain drug supplies necessary for the development and commercialization of zandelisib in the Ex-U.S., with the understanding that KKC would have assumed responsibility for manufacturing for the Ex-U.S. as soon as practicable.

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

Our competitors include pharmaceutical companies and biotechnology companies, as well as universities and public and private research institutions. In addition, companies active in different but related fields represent substantial competition for us. Many of our competitors developing oncology drugs have significantly greater capital resources, larger research and development staffs and facilities and greater experience in drug development, regulation, manufacturing, marketing and commercialization than we do. They compete with us in recruiting sites and eligible patients to participate in clinical studies and in attracting development and/or commercialization partners. They also license technologies that are competitive with our technologies. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies or our drug candidates obsolete or non-competitive.

Intellectual Property

We own, by assignment or exclusive license, worldwide rights to each of our current drug candidates.

We have acquired exclusive worldwide rights to develop, manufacture and commercialize voruciclib from Presage Biosciences, Inc. (Presage). The U.S. Patent and Trademark Office (USPTO) has allowed or issued 21 U.S. patents covering the composition of matter, pharmaceutical compositions and methods of use to treat cancer which are projected to expire between 2026 and 2039, not including any patent term extension. There are approximately 90 allowed or issued foreign patents, 8 pending U.S. provisional patent applications and approximately 50 pending foreign patent applications for voruciclib, related compounds and related methods of use.

We have acquired, by assignment, worldwide rights to zandelisib and other related compounds from Pathway Therapeutics, Inc. The USPTO has issued nine patents covering zandelisib as composition of matter, pharmaceutical compositions, methods of use to treat cancer and combinations with additional therapies. The issued U.S. patents with composition of matter claims covering zandelisib are projected to expire between 2030 and 2032, not including any patent term adjustment and patent term extension. There are approximately 48 foreign patents granted. There is 1 pending U.S. patent application and are approximately 13 pending foreign patent applications directed to zandelisib and related compounds or methods of use thereof.

Our success depends in large part on our ability to protect our proprietary technologies, compounds and information and to operate without infringing the proprietary rights of third parties. We rely on a combination of patent, trade secret, copyright and trademark laws, as well as confidentiality, licensing and other agreements, to establish and protect our proprietary rights. We seek patent protection for our key inventions, including drug candidates we identify, routes for chemical synthesis and pharmaceutical formulations. There is no assurance that any of our pending patent applications will issue, or that any of our patents will be enforceable or will cover a drug or other commercially significant product or method. In addition, we regularly review our patent portfolio to identify patents and patent applications that we deem to have relatively low value to our ongoing business operations for potential abandonment. There is also no assurance that we will correctly identify which of our patents and patent applications should be maintained and which should be abandoned. The term of most of our other current patents commenced and most of our future patents, if any, will commence, on the date of issuance and terminate 20 years from the earliest effective filing date of the non-provisional patent application. Because any marketing and regulatory approval for a drug often occurs several years after the related patent application is filed, the resulting market exclusivity afforded by any patent on our drug candidates and technologies will likely be substantially less than 20 years.

As most patent applications in the U.S. are maintained as confidential until published by the USPTO at 18 months from filing for all cases filed after November 29, 2000, or at issue, for cases filed prior to November 29, 2000, we cannot be certain that we or Presage were the first to make the inventions covered by the patents and applications referred to above. Additionally, publication of discoveries in the scientific or patent literature often lags behind the actual discoveries. Moreover, pursuant to the terms of the Uruguay Round Agreements Act, patents filed on or after June 8, 1995 have a term of twenty years from the date of such filing except for provisional applications, irrespective of the period of time it may take for such patent to ultimately issue. This may shorten the period of patent protection afforded to therapeutic uses of zandelisib or voruciclib as patent applications in the biopharmaceutical sector often take considerable time to issue. However, in some countries the patent term may be extended.

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

The pharmaceutical industry is highly competitive and patents may have been applied for by and issued to, other parties relating to products competitive with voruciclib or zandelisib. Use of these compounds and any other drug candidates may give rise to claims that they infringe the patents or proprietary rights of other parties, existing now and in the future. An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. We cannot be sure that any license required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we may encounter delays in product market introductions, or may find that the development, manufacture or sale of products requiring such licenses may be precluded.

Research and Development

The objective of our research and development (R&D) program is the generation of data sufficient to meet medical needs and develop a clinical and commercial profile with attractive attributes and/or to allow us to enter into a development and/or commercial relationship with another party. The data are generated by our pre-clinical studies and clinical trial programs.

The key aspects of our R&D program have been to provide more complete characterization of the following:

•
the relevant molecular targets of action of our drug candidates;
•
the relative therapeutic benefits and indications for use of our drug candidates as a monotherapy or as part of combinational therapy with other agents; and
•
the most appropriate therapeutic indications and dosage forms for voruciclib or zandelisib, based upon pre-clinical findings.

Government Regulation

U.S. Regulatory Requirements

The U.S. Food and Drug Administration (FDA) and comparable regulatory agencies in other countries, regulate and impose substantial requirements upon the research, development, nonclinical and clinical testing, labeling, manufacture, quality control, storage, approval, advertising, promotion, marketing, distribution, import and export of pharmaceutical products, as well as significant reporting and record-keeping obligations. State governments may also impose obligations in these and other areas. These requirements are extensive and are frequently changing.

In the U.S., pharmaceutical products are regulated by the FDA under the Federal Food, Drug and Cosmetic Act (FDCA) and other laws. The process required by the FDA before drugs may be marketed in the U.S. generally involves the following:

•
nonclinical laboratory evaluations, including formulation and stability testing and animal tests performed under the FDA’s Good Laboratory Practices (GLP) regulations to assess pharmacological activity and toxicity potential. This last year, the FDA announced a plan to phase out animal testing for certain kinds of drugs, potentially replacing animal testing with new approach methodologies;
•
submission and approval of an investigational new drug (IND) application, including results of nonclinical tests, manufacturing information and protocols for clinical tests, which must become effective before clinical trials may begin in the U.S.;
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
•
submission of results for nonclinical, toxicology and clinical studies and chemistry, manufacture and control information on the product to the FDA in a non-disclosure agreement (NDA); and
•
FDA review and approval of an NDA, prior to any commercial sale or shipment of a product.

The testing and approval process requires substantial time, effort and financial resources and we cannot be certain that we will be able to ultimately submit marketing applications for any of our product candidates, that our development efforts will prove to be successful, that our studies will have positive outcomes, or that any approval will be granted on a timely basis, if at all.

The results of the nonclinical studies, together with initial specified manufacturing information, the proposed clinical trial protocol and information about the participating investigators are submitted to the FDA as part of an investigational new drug (IND) application, which must become effective before we may begin human clinical trials in the U.S. Clinical trials must be conducted in accordance with federal regulations and Good Clinical Practice (GCP) requirements and with investigational products that follow cGMP. GCPs include, among other requirements, the requirements related to monitoring, drug accountability, data integrity and that all research subjects provide their informed consent in writing for their participation in any clinical trial. FDA has issued a number of guidances regarding the conduct of clinical studies including with respect to good clinical practices and the conduct of different clinical studies.Following issuance of a final guidance, the FDA will further be requiring diversity action plans for certain clinical studies.

Additionally, an independent IRB must review and approve each study protocol and oversee conduct of the trial. An IND becomes effective 30-days after receipt by the FDA, unless the FDA, within the 30-day period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold. If the FDA imposes a clinical hold at any time before or during clinical trials, the IND sponsor must resolve the FDA’s concerns before clinical trials can begin or continue. Nonclinical tests and studies can take several years to complete and there is no guarantee that an IND that is submitted based on such tests and studies will become effective within any specific time period, if at all.

Sponsors must make certain reports and submissions to the FDA and global health authorities, as appropriate and to clinical investigators who, in turn, make certain reports and submissions to the IRB or ethics committee, including annual reports and reports of investigator financial interests, serious adverse events and other significant safety information, study amendments and new study protocols. Information about certain clinical trials, including a description of the study and study results, must also be submitted within specific time frames to the National Institutes of Health (the NIH), for public dissemination on the clinicaltrials.gov website. Sponsors of investigational products for serious diseases must also have a publicly available policy on requests for expanded access.

Investigational drugs and active ingredients imported into the U.S. are also subject to regulation by the FDA. Further, the export of investigational products outside of the U.S. is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FDCA.

Human clinical trials are typically conducted in three sequential phases that may overlap.

•
Phase 1: The drug is initially introduced into healthy human subjects or patients and tested for safety and dosage tolerance. Absorption, metabolism, distribution and excretion testing is generally performed at this stage.
•
Phase 2: The drug is studied in controlled, exploratory therapeutic trials in a limited number of subjects with the disease or medical condition for which the new drug is intended to be used in order to identify possible adverse effects and safety risks, to determine the preliminary or potential efficacy of the product for specific targeted diseases or medical conditions and to determine dosage tolerance and the optimal effective dose.
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

Results of nonclinical and toxicology studies and clinical trials, as well as detailed information about the manufacturing process, quality control methods and product composition, among other things, are submitted to the FDA as part of an NDA seeking approval to market and commercially distribute the product on the basis of a determination that the product is safe and effective for its intended use. Once the FDA receives an application, it has 60 days to review the NDA to determine if it is substantially complete to permit a substantive review, before it accepts the application for filing. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the goals agreed to by the FDA under the Prescription Drug User Fee Act (PDUFA), the agency currently aims to review 90% of all applications for new molecular entities within ten months of the 60-day filing date for a standard review. The PDUFA date is only a goal, thus, the FDA does not always meet its PDUFA dates. The PDUFA date may also be extended if the FDA requests or the sponsor provides substantial additional information regarding the submission.

The FDA may refer certain applications to an advisory committee, which is a panel of experts that make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured and may inspect the sponsor, clinical study vendors and clinical sites at which the product candidate was studied and will not approve the product unless cGMP and GCP compliance are satisfactory. Inspections may be in-person or conducted remotely. If applicable regulatory criteria are not satisfied, the FDA may issue a complete response letter (CRL) to the sponsor requiring additional nonclinical or clinical studies or data or additional CMC information. If a CRL is issued, the applicant may either: resubmit the marketing application, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing.

Once the FDA determines that the approval requirements are met, it will issue an approval letter that authorizes commercial marketing of the product with specific prescribing information for specific indications. As a condition of approval, the FDA also may require post-marketing commitments and requirements, including studies and/or surveillance to monitor the product’s safety or efficacy. The FDA also may require a Medication Guide and also a risk evaluation and mitigation strategy (REMS), or other conditions for a product’s approval or following approval to ensure that the benefits of the product candidate outweigh the risks. Moreover, even if the FDA approves a product, it may limit the approved indications or populations for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, including a black box warning, impose other conditions, such as post-approval studies, or may not approve label statements that are necessary for successful commercialization and marketing.

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

Each NDA must be accompanied by a substantial user fee pursuant to the requirements of the PDUFA and its amendments. Fee waivers or reductions are available in certain circumstances. Following product approval, drug products are also subject to annual program fees. The FDA adjusts the PDUFA user fees on an annual basis. Subject to meeting certain requirements, a written request can be submitted for a waiver for the application fee for the first human drug application that is filed by a small business, but there are no small business waivers for program fees. Product candidates that are designated as orphan products are not subject to application user fees unless the application includes an indication other than the orphan indication and may be exempt from program fees if certain criteria are met. We are not at the stage of development with our products where we are subject to these fees, but they are significant expenditures that may be incurred in the future and must be paid at the time of application submissions to the FDA.

Satisfaction of FDA requirements typically takes many years. The actual time required varies substantially, based upon the type, complexity and novelty of the pharmaceutical product, among other things. Government regulation imposes costly and time-consuming requirements and restrictions throughout the product life cycle and may delay product marketing for a considerable period of time, limit product marketing, or prevent marketing altogether. Success in nonclinical or early-stage clinical trials does not ensure success in later stage clinical trials. Data obtained from nonclinical and clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit, or prevent marketing approval. Even if a product receives marketing approval, the approval is limited to specific clinical indications. Further, even after marketing approval is obtained, the discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

After product approval, there are continuing significant regulatory requirements imposed by the FDA, including record-keeping requirements, obligations to report adverse side effects in patients using the products and restrictions on advertising and promotional activities. Quality control and manufacturing procedures must continue to conform to cGMPs and the FDA periodically inspects facilities, via in person inspections and remote regulatory assessments, to assess cGMP compliance. Additionally, post-approval changes in ingredient composition, manufacturing processes or facilities, product labeling, or other areas may require submission of an NDA Supplement to the FDA for review and approval. New indications will require additional clinical studies and submission of an NDA Supplement. Commercially distributed products are also subject to a variety of additional requirements, including requirements regarding tacking, tracing and supply chain integrity; and requirements related to drug shortages and drug shortage prevention.

Failure to comply with the FDA’s regulatory requirements may result in an enforcement action by the FDA, including clinical holds, refusal to approve marketing applications or supplements, Warning Letters, product recalls, suspension or revocation of product approval, seizure of product to prevent distribution, impositions of injunctions prohibiting product manufacture or distribution and civil and criminal penalties, among other actions. Maintaining compliance is costly and time-consuming. We cannot be certain that we, or our present or future suppliers or third-party manufacturers, will be able to comply with all FDA regulatory requirements and potential consequences of noncompliance could have a material adverse impact on our business prospects.

The FDA’s policies may change and additional governmental regulations may be enacted that could delay, limit, or prevent regulatory approval of our products, that require that we implement additional compliance steps, or affect our ability to manufacture, market, or distribute our products after approval.

Our activities also may be subject to state laws and regulations that affect our ability to develop and sell our products. We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, clinical, laboratory and manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future and the failure to comply may have a material adverse impact on our business prospects.

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

Products that are intended to treat serious or life-threatening conditions and that provide a meaningful therapeutic benefit over existing treatments may also be eligible for accelerated approval. Drug approval under the accelerated approval regulations may be based on evidence of clinical effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. A post-marketing clinical study will be required to be completed to verify clinical benefit and other restrictions to assure safe use may be imposed. By the date of approval of an accelerated approval product, the FDA must specify the conditions for the required post approval studies, including enrollment targets, the study protocol, milestones and target completion dates. The FDA may also require that the confirmatory Phase 4 studies be commenced prior to the FDA granting a product accelerated approval. Reports on the progress of the required Phase 4 confirmatory studies must be submitted to the FDA every 180 days after approval. Failure to conduct required post-approval studies, or confirm a clinical benefit, will allow the FDA to withdraw the drug or biologic from the market on a statutorily defined expedited basis. Failure to conduct the required Phase 4 confirmatory studies or to conduct such studies with due diligence, as well as failure to submit the required update reports can subject a sponsor to penalties. In recent years, the accelerated approval pathway has come under significant FDA and public scrutiny. Accordingly, the FDA may be more conservative in granting accelerated approval or, if granted, may be more apt to withdrawal approval if clinical benefit is not confirmed or the risk benefit assessment changes.

A third potential designation that may be available is breakthrough therapy designation. A breakthrough therapy is a product that is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Products designated as breakthrough therapies are eligible for intensive FDA guidance, a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative and cross-disciplinary review, rolling submission of the application and the facilitation of cross-disciplinary review.

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

Following the FDA’s approval of an NDA, sponsors are required to list with the FDA each patent with claims that cover the applicant’s drug or a method of using the drug. These patents are published in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can be cited by potential competitors as a reference listed drug in support of a 505(b)(2) NDA or an Abbreviated New Drug Application, (ANDA). In an effort to clarify which patents must be listed in the Orange Book, in January 2021, Congress passed the Orange Book Transparency Act of 2020, which largely codified the FDA’s existing practices into the FDCA. Listing patents in the Orange Book that do not qualify for listing can be considered to be anticompetitive conduct and, the Federal Trade Commission has sent letters to a number of companies with respect to certain patents that the agency asserted were improperly listed or inaccurate. Listings have also been the subject of court cases.

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

Congress and U.S. federal administrative agencies have taken certain measures to increase drug competition and thus decrease drug prices, including by facilitating 505(b)(2) NDAs and ANDAs and by introducing additional products into the U.S. market. For example, the FDA finalized a rule and a guidance to facilitate drug importation. Congress also passed a bill requiring sponsors of NDA products to provide sufficient quantities of drug product on commercially reasonable market-based terms to entities developing generic and 505(b)(2) products. This bill also included provisions on shared and individual REMS for generic drug products.

Under the Drug Price Competition and Patent Term Restoration Act of 1984, a sponsor may obtain marketing exclusivity for a specified period of time following FDA approval of certain drug applications. For example, new drugs containing new chemical entities that have not been previously approved by the FDA may obtain five years of exclusivity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a paragraph IV certification. This exclusivity is not absolute. For instance, it will not delay the submission or approval of a full NDA; though, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the pre-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

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

The Best Pharmaceuticals for Children Act (BPCA) adds an additional six months of marketing exclusivity and patent protection to unexpired exclusivities and unexpired patents listed with the FDA for NDA applicants that conduct acceptable pediatric studies of new and currently marketed drug products for which pediatric information would be beneficial, as identified by the FDA in a Pediatric Written Request. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly address the agreement between the sponsor and the FDA in the Pediatric Written Request, the additional protection is granted.

The Pediatric Research Equity Act (PREA) also requires that most applications for drugs include a pediatric assessment (unless waived or deferred) to ensure the drugs’ safety and effectiveness in children. Such pediatric assessment must contain data, gathered using appropriate formulations for each age group for which the assessment is required, that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug product is safe and effective. The pediatric assessments can only be deferred provided there is a timeline for the completion of such studies. The FDA may waive (partially or fully) the pediatric assessment requirement for several reasons, including if the applicant can demonstrate that reasonable attempts to produce a pediatric formulation necessary for that age group have failed. Orphan products are also exempt from the PREA requirements.

Further, sponsors submitting original applications on or after August 18, 2020, for product candidates intended for the treatment of adult cancer which are directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of pediatric cancer must submit, prior to marketing application submission, an initial Pediatric Study Plan for FDA agreement and with the application, reports from molecularly targeted pediatric cancer clinical investigations designed to yield clinically meaningful pediatric study data, using appropriate pediatric formulations, to inform potential pediatric labeling. While orphan products are not exempt from this requirement, the FDA may grant full or partial waivers, or deferrals, for submission of data.

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

Pharmaceutical Coverage, Pricing and Reimbursement & Healthcare Reform

In addition, future sales of our products, if approved for marketing, will depend, in part, on the availability and extent of coverage and reimbursement by third-party payors, such as government healthcare programs, including Medicare and Medicaid, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the price and limiting the coverage and reimbursement amounts for medical products and services. There may be significant delays in obtaining coverage and reimbursement for approved products and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authority in other countries. It is time-consuming and expensive to seek reimbursement from third- party payors. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but they also have their own methods and approval process apart from Medicare coverage and reimbursement determinations.

In addition, the containment of healthcare costs has become a priority for federal and state governments and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition. Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government healthcare program reimbursement methodologies for drug products. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and drug price transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. On August 16, 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products, such as negotiated ceiling prices and penalties for price increases that exceed the rate of inflation, that are both sold into the Medicare program and throughout the United States.

Regulatory Changes

Over the last year, there have been a number of changes in the regulation of pharmaceutical products and legal standards, including the reduced level of judicial deference due to administrative agencies following a 2024 Supreme Court decision. This may introduce uncertainties with respect to how we or any product candidates may be regulated and our future likelihood of success. It is possible that new federal or state laws or regulations may be passed, or laws and regulations may be enforced differently than they were before, which may expose us to additional legal and regulatory risk or uncertainty and require the expenditure of additional resources to ensure that we are able to comply. Such actions could also adversely restrict our business and operations. There could also be changes in FDA’s approval standards that could impact our ability to obtain product approvals in the future and to competitively market any product candidates,including change in product reimbursement to the extent applicable. Such changes may necessitate the conduct of additional development work, including preclinical and clinical trials and manufacturing development or may limit our ability to successfully market any product. Moreover, changes in the federal workforce and agency policies may result in regulatory delays or changes in administrative agencies’ regulatory approach. At the same time, FDA has created new programs intended to facilitate drug development, which, if we qualify for them, may provide new opportunities. Any of the foregoing may impact our business and results of operation.

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

Under European Union (European Union) regulatory systems, marketing authorizations may be submitted either under a centralized or a decentralized procedure (DCP). Under the centralized procedure, a single application to the European Medicines Agency (EMA) leads to an approval granted by the European Commission which permits the marketing of the product throughout the EU. The centralized procedure is mandatory for certain classes of medicinal products such as new substances for the treatment of oncology. In addition, all medicinal products developed by certain biotechnological means and those developed for cancer and other specified diseases and disorders, must be authorized via the centralized procedure. The centralized procedure will apply to any of our products that are developed by means of a biotechnology process or are intended for treatment of cancer. The DCP is used for products that are not eligible or not required to be authorized by the centralized procedure. The centralized procedure is optional for certain other products. Since the exit of the UK from the European Union, the UK has been excluded from the centralized procedure. It will be necessary for applicants to make a separate application to the UK Medicines and Healthcare products Regulatory Agency (MHRA) for a UK marketing authorization. There is currently no procedure for mutual EU/UK recognition of new medicinal products although there is an expedited review procedure (the EC Decision Reliance Procedure) for approval in the UK of EU approved products which is currently to run to December 31, 2023. Thereafter a new international recognition framework will be in place, which will have regard to decisions already made by the EMA. This means applications with a positive opinion from the Committee for Medicinal Products for Human Use (CHMP) received after December 31, 2023 will be eligible.

As with FDA approval, we may not be able to secure regulatory approvals in the EU in a timely manner, if at all. Additionally, as in the U.S., post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution, would apply to any product that is approved in the EU and failure to comply with such obligations could have a material adverse effect on our ability to successfully commercialize any product.

The conduct of clinical trials in the EU is governed by the European Clinical Trials Regulation (CTR), which was implemented in June 2022. This CTR governs how regulatory bodies in member states control clinical trials. No clinical trial may be started without a clinical trial authorization granted by the national competent authority and favorable ethics approval. Under the CTER, clinical trial sponsors were able to use the Clinical Trials Information System (CTIS) since January 31, 2022, but were not obliged to use it immediately, in line with a three-year transition period, which expired January 31, 2025. National regulators in the EU Member States and European Economic Area (EEA) countries have been able to use the CTIS since January 31, 2022. With the exit of the UK from the EU in January 2021, the UK did not implement the CTR and the UK provisions implementing the previous law as set out in the previous Clinical Trial Directive (which fundamentally covered the same area as the CTR but was far less detailed and predated the CTIS) will continue to apply until amended by the UK. However, the UK has recently enacted the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2025 which is intended in part to align the US with the US/EEA as well as seeking to streamline approval procedures (including a combined MHRA and ethics committee approval process) acknowledging the effect of the non-inclusion of UK trials in the CRIS. This UK legislation comes into effect on April 28, 2026.

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

Human Capital Management

As of June 30, 2025, we had four employees whom all reside in the United States and were engaged in business development, finance, information systems or administrative support. Other personnel resources are used from time to time as consultants or third-party service organizations on an as-needed basis for scientific and human resources activities. Our Acting Chief Executive Officer and Chief Financial Officer has prior experience with pharmaceutical, biotechnology and medical product companies. We believe that we have been successful in attracting skilled and experienced personnel, but there can be no assurance that we will be able to attract and retain the individuals needed.

We strive to create a workplace of choice to attract, retain and develop top talent to achieve our strategic goals. We strive to maximize the potential of our human capital resources by creating a respectful, rewarding and inclusive work environment that enables our employees to further our mission. We adhere to a philosophy that includes, among other things, commitments to create ongoing job opportunities, pay fair wages and protect worker health and safety.

We invest in our workforce by offering competitive salaries and benefits. We endeavor to foster a strong sense of ownership by offering stock options under our equity incentive plan. We also offer locally relevant benefits for all eligible employees.

None of our employees are represented by a labor union or covered by collective bargaining agreements. We have never experienced a work stoppage and believe our relationship with our employees is good. Management considers our relations with employees to generally be positive.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website at https://litestrategy.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Further, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and can be found on our EDGAR page at http://www.sec.gov.

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

Risks Related to Investing in Litecoin

The price of Litecoin has been and will likely continue to be, highly volatile.

Litecoin is a highly volatile asset that has traded between $50.43 and $146.61 per Litecoin on Coinbase in the 12 months ended July 3, 2025. More recently, during the second calendar quarter of 2025, Litecoin has traded between $63.75 and $106.15 per Litecoin through June 30, 2025. In addition, Litecoin does not pay interest. The ability to generate a return on investment from the purchase of Litecoin will depend on whether there is appreciation in the value of Litecoin following our purchases. Future fluctuations in Litecoin’s trading prices may result in our converting Litecoin into cash with a value substantially below the cost of such purchases. Our Litecoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the crypto markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our Litecoin at favorable prices or at all. Further, any Litecoin we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered Litecoin or otherwise generate funds using our Litecoin holdings, including in particular during times of market instability or when the price of Litecoin has declined significantly. If we are unable to sell our Litecoin, enter into additional capital raising transactions using Litecoin as collateral, or otherwise generate funds using our Litecoin holdings, or if we are forced to sell our Litecoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

The launch of central bank digital currencies (CBDCs) may adversely impact our business.

The introduction of a government-issued digital currency could eliminate or reduce the need or demand for private-sector issued crypto currencies, or significantly limit their utility. National governments around the world could introduce CBDCs, which could in turn limit the size of the market opportunity for cryptocurrencies, including Litecoin.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition and results of operations.

As Litecoin and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of Litecoin. The U.S. federal government, states, regulatory agencies and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Litecoin or the ability of individuals or institutions such as us to own or transfer Litecoin.

If Litecoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of Litecoin and in turn adversely affect the market price of our common stock. Moreover, the risks of us engaging in a Litecoin treasury strategy could create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Regulatory change reclassifying Litecoin as a security could lead to our falling within the definition of “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act and could adversely affect the market price of Litecoin and the market price of our common stock.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

While the SEC has not stated a view as to whether Litecoin is or is not a “security” for purposes of the federal securities laws, a determination by the SEC or a court of competent jurisdiction that Litecoin is a security could lead to our meeting the definition of “investment company” under the 1940 Act, if the portion of our assets that consists of investments in Litecoin exceeds the 40% limit prescribed in the 1940 Act, which would subject us to significant additional regulatory requirements that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

We intend to monitor our assets and income in order to conduct our business activities in a manner such that we do not fall within the definition of “investment company” under the 1940 Act or would qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC rules. If Litecoin is determined to be a security for purposes of the federal securities laws, we would take steps to reduce our holdings of Litecoin as a percentage of our total assets. These steps may include, among others, selling Litecoin that we might otherwise hold for the long term and deploying our cash in assets that are not considered to be investment securities under the 1940 Act, in which case we may be forced to sell our Litecoin at unattractive prices. We may also seek to acquire additional assets that are not considered to be investment securities under the 1940 Act and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid meeting the definition of “investment company” under the 1940 Act and becoming subject to its requirements. If Litecoin is determined to constitute a security for purposes of the federal securities laws and if we are not able to come within an available exemption or exclusion under the 1940 Act, then we would have to register as an investment company and require us to change the manner in which we conduct our business. In addition, such a determination could adversely affect the market price of Litecoin and in turn adversely affect the market price of our common stock.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, exchange-traded funds and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We do not currently comply with and do not intend to voluntarily comply with these laws and regulations. This means, among other things, that the execution of or changes to our Litecoin strategy, our use of leverage, the manner in which our Litecoin is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Consequently, our Board has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our Litecoin holdings or other activities we may pursue and has the power to change our current policies, including our strategy of acquiring and holding Litecoin.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our Litecoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our Litecoin and our financial condition and results of operations could be materially adversely affected.

We expect that substantially all of the Litecoin we acquire will be held in custody accounts at U.S.-based institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to digital assets, including Litecoin. Litecoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the Litecoin ecosystem have been and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers.

Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

•
a partial or total loss of our Litecoin in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our Litecoin;
•
harm to our reputation and brand;
•
improper disclosure of data and violations of applicable data privacy and other laws; or
•
significant regulatory scrutiny, investigations, fines, penalties and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Litecoin ecosystem or in the use of the Litecoin network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to Litecoin, are increasing in frequency, persistence and sophistication and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the Litecoin industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses from our inception and we anticipate that we may incur losses in the foreseeable future.

We are a clinical-stage pharmaceutical company. Until recently, we had focused our efforts primarily on developing voruciclib, a selective orally administered CDK9 inhibitor and ME-344 (prior to its sale in October 2024), an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway, with the goal of achieving regulatory approval. In connection with our decision to undertake a comprehensive exploration of strategic alternatives, we have discontinued our clinical programs involving voruciclib and we are currently assessing the recommencement of pre-clinical development of both voruciclib and zandelisib.

Since inception, we have incurred significant operating losses. During the fiscal year ended June 30, 2025, we incurred a net loss of $15.9 million, while during the fiscal year ended June 30, 2024, we had net income of $17.8 million. As of June 30, 2025, we have an accumulated deficit of $404.2 million. In connection with the termination of all clinical programs noted above, our R&D expenses have decreased.

Should we resume development activities in the future, we expect that R&D costs would increase and we would continue to incur expenses and operating and net losses, as we develop and seek development and/or commercial relationships with other partners for such drug candidates.

Our financial results may fluctuate significantly from year to year, depending on the timing of whether we resume development of our drug candidates or any future drug candidates, the timing of any clinical trials, the receipt of payments under any future agreements we may enter into and our expenditures on other R&D activities as well as any payments owed under the License Agreement with Presage and any future similar agreements.

Should we resume R&D activities in the future, we expect we would to continue to incur losses for the foreseeable future as we:

•
continue the development of any drug candidate;

•
maintain, expand and protect our global intellectual property portfolio;
•
hire additional clinical, quality control and scientific personnel or utilize consultants or third-party organizations; and
•
add operational, financial and management information systems and personnel, including personnel to support our drug development efforts.

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

Whenever we decide to resume development of our drug candidate or any future drug candidate, we may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our drug development programs.

Whenever we resume development of our drug candidates or any future drug candidate, we may need to raise additional capital to continue such development.

We expect our current unrestricted cash and cash equivalents will be sufficient to fund our currently anticipated operating plan for at least the next 12 months. In connection with the termination of all clinical programs, our R&D expenses have decreased, but will resume should we re-commence pre-clinical development of either or both voruciclib and zandelisib. Whenever we resume development activities in the future, we expect that R&D costs would increase. It is possible that the assumptions upon which we have based this estimate may prove to be wrong and we could use our capital resources sooner than we presently expect.

Our future funding requirements will depend on many factors, including, but not limited to:

•
the implementation and execution of our Litecoin Treasury Strategy;
•
whenever we resume development activities in the future, the rate of progress and costs related to development of any drug candidates;
•
whenever we resume development activities in the future, the rate of progress and costs for any drug candidates that we may in-license or acquire in the future;
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

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. Until we can generate a sufficient amount of product revenue, if ever, we may seek to finance future cash needs through public or private equity offerings, debt financings, milestone and royalty payments from corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We cannot be certain that additional funding will be available on acceptable terms, or at all and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including high rates of inflation and interest rates, the continuing disruptions to and volatility in the credit and financial markets in the United States and worldwide, including resulting from the ongoing conflicts between Russia and the Ukraine, conflicts in the Middle East and increasing tensions between China and Taiwan.

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

Should we resume development of our drug candidate or any future drug candidates, the success of such drug candidates will depend on many factors, including but not limited to:

● successful enrollment in and completion of, clinical trials, as well as completion of pre-clinical studies;

● favorable efficacy and acceptable safety data from our clinical trials and other studies;

● receipt of additional regulatory approvals;

● managing our reliance on sole-source third parties such as our third-party vendors, suppliers and manufacturers;

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

If we do not achieve and maintain one or more of these factors in a timely manner or at all, we could experience significant delays in our ability to, or be unable to obtain regulatory approvals for and/or to successfully commercialize any drugs or drug candidates, which would materially harm our business and we may not be able to generate sufficient revenues and cash flows to continue our operations.

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. We acquired patents and patent applications related to voruciclib from Presage in 2017 and in September 2013, we acquired patents and patent applications related to zandelisib from Pathway Therapeutics, Inc.

The patent applications may not proceed to grant or may be amended to reduce the scope of protection of any patent granted. The applications and patents may also be opposed or challenged by third parties. Should we resume development of our drug candidate or any future drug candidates, our commercial success will depend, in part, on our ability to obtain and maintain effective patent protection for our compounds and their use in treating, preventing, or curing cancer and to successfully defend patent rights in those technologies against third-party challenges. As patent applications in the U.S. are maintained in secrecy until published or issued and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, we cannot be certain that we or Presage were the first to make the inventions covered by the pending patent applications or issued patents referred to above or that we or they were the first to file patent applications for such inventions. Additionally, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. We cannot be sure that, should any patents issue, we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that should patents issue, they will be of commercial value to us, or that private parties, including competitors, will not successfully challenge our patents or circumvent our patent position in the U.S. or abroad.

General Business Risks

Our employees, independent contractors, consultants or commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, independent contractors, consultants or commercial partners could include intentional, reckless, negligent, or unintentional failures to comply with FDA regulations, comply with applicable fraud and abuse laws, provide accurate information to the FDA, properly calculate pricing information required by federal programs, comply with federal procurement rules or contract terms, report financial information or data accurately or disclose unauthorized activities to us. It is not always possible to identify and deter this type of misconduct and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Moreover, it is possible for a whistleblower to pursue a False Claims Act (FCA), case against us even if the government considers the claim unmeritorious and declines to intervene, which could require us to incur costs defending against such a claim. Further, due to the risk that a judgment in an FCA case could result in exclusion from federal health programs or debarment from government contracts, whistleblower cases often result in large settlements. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition and results of operations, including the imposition of significant fines or other sanctions.

Our business and operations would suffer in the event of system failures.

Our internal computer systems and those of other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug candidate development and, if such drug candidates are approved commercialization programs. For example, the loss of clinical trial data from completed clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and regulatory enforcement actions and the further development of any of our drug candidates could be delayed.

Our efforts will be seriously jeopardized if we are unable to retain and attract key employees.

Our success depends on the continued contributions of our principal management, development and availability of consultants or third-party scientific personnel. We face competition for such personnel and we believe that risks and uncertainties related to our business, including the timing and risk associated with R&D, our available and anticipated cash resources and the volatility of our stock price, may impact our ability to hire and retain key and other personnel. The loss of services of our Acting Chief Executive Officer and Chief Financial Officer or other key employees could adversely impact our operations and ability to generate or raise additional capital.

Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from the financial markets or collaborators.

Negative conditions in the U.S. or global economy, including financial markets, may adversely affect our business and the business of current and prospective vendors, licensees and collaborators and others with whom we do or may conduct business. The duration and severity of these conditions is uncertain. If negative economic conditions occur, we may be unable to secure funding on terms satisfactory to us to sustain our operations or to find suitable collaborators to advance our internal programs, even if we achieve positive results from our drug development programs.

Laws, rules and regulations relating to public companies may be costly and impact our ability to attract and retain directors and executive officers.

Laws and regulations affecting public companies, including rules adopted by the SEC and by Nasdaq, may result in increased costs to us. These laws, rules and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board, on our board committees or as executive officers. We cannot estimate accurately the amount or timing of additional costs we may incur to respond to these laws, rules and regulations.

Security breaches and privacy issues could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of clinical trial participants and employees. Similarly, our third-party providers possess certain of our sensitive protected health data. The secure maintenance of this information is critical to our operations and business strategy. Despite our reasonable security measures, our information technology and infrastructure may be vulnerable to cyber-attacks or breached due to employee error, malfeasance or other disruptions. Cyber-attacks and other security incidents are increasing in their frequency, levels of persistence, sophistication and intensity and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Although we develop and maintain systems and controls designed to prevent these events from occurring and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated and such systems, controls and processes may not be successful in preventing a breach or other incident. Any such security incident could compromise our networks and the information stored there could be accessed, publicly disclosed, encrypted, lost or stolen. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related security incidents.

The legislative and regulatory landscape for privacy and data protection continues to evolve and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including compliance with the Health Insurance Portability and Accountability Act of 1996 and state laws requiring security breach notification. The collection and use of personal health data of individuals in the European Union is also governed by strict data protection laws. In addition to existing laws, since May 25, 2018, the General Data Protection Regulation (GDPR) has imposed obligations with respect to European Union data and substantial fines for breaches of the data protection rules. The GDPR increased our responsibility and potential liability in relation to personal data that we process and we were required to implement additional mechanisms to comply with the GDPR and related European Union data protection rules. Enforcement uncertainty and the costs associated with ensuring GDPR compliance may be onerous and adversely affect our business, operating results, prospects and financial condition.

We continue to evaluate the legal issues that arise concerning transfer of personal data of residents of the European Economic Area (EEA) member states or the U.K. to the U.S. or other jurisdictions that are not deemed adequate by the European Commission. Among other steps, we are implementing the new standard contractual clauses issued on June 4, 2021 by the European Commission. It remains uncertain how these standard contractual clauses will be implemented by the data exporters and data importers and whether they will ultimately be deemed sufficient by European courts. Lite Strategy observes the developments and will agree to the appropriate data transfer mechanism. In addition to standard contractual clauses, we may rely on individual contents of the patients where appropriate and necessary to safeguard the data flow from the EU to the U.S. Present solutions to legitimize transfers of personal data from the EEA may be challenged or deemed insufficient. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and we and our customers face the potential for regulators in the EEA or U.K. to apply different standards to the transfer of personal data from the EEA/U.K. to the U.S. and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA or U.K. to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European clinical trial sites and CROs to use our products and we may find it necessary or desirable to make further changes to our processing of personal data of EEA or U.K. data subjects.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials and may also produce hazardous waste. Even if we contract with third parties for the disposal of these materials and waste, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

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

Events outside of our control, including natural disasters and public health emergencies, could severely disrupt our operations and have a material adverse effect on our business, operating results, prospects or financial condition. If a natural disaster, or public health emergency, power outage or other event occurred that prevented us from conducting our clinical trials, including by damaging our critical infrastructure, such as third-party facilities, or that otherwise disrupted operations and travel, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, operating results, prospects or financial condition.

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

The U.S. capital markets are currently experiencing extreme volatility and disruption following the global outbreak of COVID-19, high inflation and the government response thereto, potential economic downturn, publicized failures in the regional banking sector, the war in Ukraine, the upcoming U.S. presidential election and other global events. Disruptions in the capital markets in the past have resulted in illiquidity in parts of the capital markets. Future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us should that become required for us to fund ongoing operations. These events have limited and could continue to limit our capital investment considerations, limit our ability to fund further clinical development, limit our ability to implement our Litecoin Treasury Strategy and have a material negative impact on our operating results.

If we fail to comply with the continued listing standards of the Nasdaq Capital Market, we may be delisted and the price of our common stock, our ability to access the capital markets and our financial condition could be negatively impacted.

Our common stock is currently listed on Nasdaq under the symbol LITS. To maintain the listing of our common stock on the Nasdaq Capital Market, we are required to meet certain listing requirements, including, among others, maintaining a minimum closing bid price of $1.00 per share. If we fail to comply with the continued listing standards and the Nasdaq Capital Market delists our securities from trading on its exchange, we and our stockholders could face significant negative consequences including: reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

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
•
the trading price of, and other developments or events relating to the value of Litecoin;
•
design, results and timing of pre-clinical studies;
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

Equity markets in general and the market for biotechnology and life sciences companies in particular, have experienced substantial price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies traded in those markets. In addition, changes in economic conditions in the U.S., the Europe or globally, particularly in the context of current global events, could impact upon our ability to grow profitably. Adverse economic changes are outside our control and may result in material adverse impacts on our business or our results of operations. These broad market and industry factors may materially affect the market price of shares of our common stock, regardless of our development and operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources.

Future sales of our common stock, including common stock issued upon exercise of outstanding warrants or options, may depress the market price of our common stock and cause stockholders to experience dilution.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, including upon exercise of outstanding warrants or stock options and any subsequent sales of such shares. As of June 30, 2025, we had outstanding warrants exercisable to purchase 102,513 shares of common stock at an exercise price of $6.80 per share, which expire in October 2027. Subsequent to June 30, 2025, we issued warrants exercisable to purchase up to 3,070,177 shares of common stock with a weighted-average exercise price of $4.10 as more fully described in Note 15. Subsequent Events. We also have outstanding options to purchase 869,148 shares of common stock. We may seek additional capital through one or more additional equity transactions in the future, such as the one completed subsequent to June 30, 2025 and more fully described in Note 15. Subsequent Events; however, such transactions will be subject to market conditions and there can be no assurance any such transactions will be completed. If we sell shares in the future, the prices at which we sell these future shares will vary and these variations may be significant. Stockholders will experience significant dilution if we sell these future shares at prices significantly below the price at which such previous stockholders invested.

Other than as described below or in connection with a strategic transaction we do not intend to pay and we have not paid, any cash dividends on our shares of common stock. Our stockholders will not be able to receive a return on their shares unless the value of our common stock appreciates and they sell their shares.

Other than the Capital Return, we have never paid or declared any cash dividends on our common stock and we intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Therefore, our stockholders will not be able to receive a return on their investment unless the value of our common stock appreciates and they sell their shares.

We will have broad discretion over the use of the net proceeds from any exercise of outstanding warrants and options.

We will have broad discretion to use the net proceeds to us upon any exercise of outstanding warrants and options and investors in our stock will be relying on the judgment of our Board and management regarding the application of these proceeds. Although we expect to use a substantial portion of the net proceeds from any exercise of the warrants and options for general corporate purposes and progression of our clinical trial programs, we have not allocated these net proceeds for specific purposes.

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

Our sixth amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for any stockholder to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders, (iii) any action asserting a claim pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, provided, however, that, in each case, if the Court of Chancery does not have jurisdiction, the forum for such action shall be another state court located within the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware, in all cases subject to the court having personal jurisdiction over the indispensable parties named as defendants therein.

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

Our executive officer and directors may sell shares of their stock and these sales could adversely affect our stock price.

Sales of our stock by our executive officer and directors, or the perception that such sales may occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise funds through the sale of equity in the future, either as part, or outside, of trading plans under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

Risk Management and Strategy

We have established policies and processes for assessing, identifying and managing material risk from cybersecurity threats and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing within these systems.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks and the sufficiency of existing policies, procedures, systems and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement and maintain reasonable safeguards to minimize identified risks, reasonably address any identified gaps in existing safeguards and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Senior Director, Information Security and Infrastructure who reports to our Acting Chief Executive Officer and Chief Financial Officer to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with our Information Technology department. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings and internal communications.

If required, we engage consultants, or other third parties in connection with our risk assessment processes. These service providers, where appropriate, assist us in the assessment, testing or other aspects of our security controls to help identify material cybersecurity risks to our critical systems, information, products, services and our broader enterprise IT environment, as well as assist us in designing and implementing our cybersecurity policies and procedures.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity and other information technology risks to the Audit Committee. The Audit Committee oversees management’s implementation of our cybersecurity risk management program and is responsible for monitoring and assessing strategic risk exposure, while our management team is responsible for the day-to-day operations over the material risks we face. Our management team, including our Acting Chief Executive Officer and Chief Financial Officer and Senior Director, Information Security and Infrastructure, provide periodic briefings to the Audit Committee regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, if applicable.

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

Our Acting Chief Executive Officer, CFO and Senior Director, Information Security and Infrastructure, are responsible for assessing and managing our material risks from cybersecurity threats and have decades of experience in overseeing operations, including information technology functions, in the public company environment. The team has primary responsibility for our overall cybersecurity risk management program and supervises our retained external cybersecurity consultants as needed.

Our management team supervises cybersecurity risk management efforts to prevent, detect, mitigate,and remediate cybersecurity risks and incidents through various means, which may include briefings from external consultants engaged by us; threat intelligence and other information obtained from governmental, public or private sources; and alerts and reports produced by security tools deployed in the IT environment. The cybersecurity risk management program also includes tools and activities to prevent, detect and analyze current and emerging cybersecurity threats and plans and strategies to address threats and incidents.

Item 2. Properties

None

Item 3. Legal Proceedings

We are not currently party to a material legal proceeding that we believe will have a material adverse effect on our business or financial conditions.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Capital Market under the symbol LITS.

Holders

As of September 23, 2025, there were 35,655,155 shares of our common stock outstanding and 315 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

For a discussion of outstanding warrants and other securities exercisable for or convertible into shares of our common stock, see Note 10 - Stockholders' Equity and Note 11 - Share-based Compensation under Item 8 Consolidated Financial Statements and Supplementary Data in this Annual Report.

Dividends

On November 6, 2023, pursuant to the Cooperation Agreement, the Board declared a special cash dividend of $1.75 per share of common stock to stockholders of record at the close of business on November 17, 2023. The total dividend of $11.7 million was paid on December 6, 2023, and was recorded as a reduction of additional paid-in capital in the consolidated statements of stockholders' equity, as we have an accumulated deficit, rather than retained earnings. We do not anticipate paying additional cash dividends in the foreseeable future and currently intend to retain all available funds and future earnings, if any, to support operations. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Securities authorized for issuance under equity compensation plans

The table below shows, as of June 30, 2025, information for equity compensation plans previously approved by stockholders and for compensation plans not previously approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	815,846	$34.66	920,737
Equity compensation plans not approved by security holders (2)	53,302	6.01	163,698
Total	869,148	$32.90	1,084,435
(1)
Consists of 815,846 shares of common stock issuable upon exercise of options granted under the MEI Pharma, Inc. Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (Omnibus Plan), under which 1,850,739 shares of common stock are authorized for issuance. The Omnibus Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, employees and advisors. The weighted-average exercise price presented is the weighted-average exercise price of vested and unvested options.
(2)
Consists of 53,302 shares of common stock issuable upon exercise of options granted under the MEI Pharma, Inc. 2021 Inducement Plan (Inducement Plan), under which 217,000 shares of common stock are authorized for issuance. The Inducement Plan provides for the grant of options and/or other stock-based or stock-denominated awards to attract and retain selected individuals to serve as employees. The weighted-average exercise price presented is the weighted-average exercise price of vested and unvested options.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with Item 8. Consolidated Financial Statements and Supplementary Data included below in this Annual Report. Operating results are not necessarily indicative of results that may occur in future periods.

This discussion and analysis contains forward-looking statements that involve a number of risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in the forward-looking statements as a result of many factors including, but not limited to, those set forth under Cautionary Statement About Forward-Looking Statements and Risk Factors in Item 1A. Risk Factors included above in this Annual Report. All forward-looking statements included in this Annual Report are based on the information available to us as of the time we file this Annual Report and except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.

Overview

On September 10, 2025, MEI Pharma, Inc. changed its name to Lite Strategy, Inc. and its ticker symbol to LITS. We are a pharmaceutical company that has been developing novel and differentiated cancer therapies. We built our pipeline by acquiring promising cancer agents and creating value in programs through clinical development, strategic partnerships and out-licensing or commercialization, as appropriate. Our approach to oncology drug development has been to evaluate our drug candidates in combinations with standard-of-care therapies to overcome known resistance mechanisms and address clear medical needs to provide improved patient benefit.

Clinical Development Programs

Our drug candidate pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (CDK9) inhibitor and zandelisib, an oral, once-daily, selective PI3Kδ inhibitor.

For a more complete discussion of our business, see the section of this Annual Report Item 1. Business above.

Recent Developments

Notification of Strategic Alternatives Evaluation

On July 22, 2024, we announced that our Board had determined unanimously to begin the evaluation of our strategic alternatives, including potential transactions as well as an orderly wind down of operations, if appropriate, to maximize the value of our assets for our stockholders. We commenced a reduction-in-force beginning August 1, 2024, which continued in stages as our operational and strategic direction evolved. In connection with this evaluation, we discontinued the clinical development of voruciclib, while certain nonclinical activities related to our drug candidate assets will continue to be conducted by us. As part of the review of strategic alternatives, we considered options such as out-licensing opportunities for or the sale of our existing programs and merger and acquisition opportunities, as well as other potential opportunities.

Consistent with our intention to preserve cash, David M. Urso, our President and Chief Executive Officer and Richard Ghalie, MD, our Chief Medical Officer, stepped down effective August 1, 2024. Mr. Urso also left the Board at that date. We entered into a consulting agreement with Dr. Ghalie under which he remains available to assist us in strategic efforts or ongoing operations. In addition, we entered into a consulting agreement with Mr. Urso, which was terminated in February 2025. Charles V. Baltic III, the Chairperson of the Board, also stepped down from the Board contemporaneously with the announcement on July 22, 2024. Our Board appointed Justin J. File, our current Chief Financial Officer, to assume the position of Acting Chief Executive Officer and appointed Frederick W. Driscoll as Chairperson of the Board.

The evaluation of strategic alternatives concluded with the August 2025 implementation of our Litecoin Treasury Strategy and a commitment to long-term innovation in capital structure and financial technology, along with the initiation of an expanding strategy that could include the commencement of Litecoin mining activities, as well as our continued assessment of pre-clinical activities with our drug candidate pipeline, as to which we anticipate conducting further investigational research and development in the next several months.

Private Investment in Private Equity (PIPE) and Related Agreements

As more fully discussed in Note 15. Subsequent Events, in July 2025, we closed on a $100.0 million PIPE and issued an aggregate of (i) 23,216,898 shares (the Shares) of our common stock, at an offering price of $3.42 per share and (ii) pre-funded warrants (the Pre-Funded Warrants (together with the common stock, the Securities)), to purchase up to an aggregate of 6,022,869 shares of our common stock (the Pre-Funded Warrant Shares) at an offering price of $3.4199 per Pre-Funded Warrant (collectively, the Offering). On July 24, 2025, Pre-Funded Warrants for the purchase of 2,084,509 shares of common stock were exercised for a de minimis amount of cash proceeds. As of September 23, 2025, we issued 2,807,967 shares of common stock upon cashless exercises of 2,808,070 Pre-Funded Warrants.

Also, in July 2025 and as more fully discussed in Note 15. Subsequent Events, we entered into various agreements with certain advisors to the PIPE, asset managers and custodians who will deploy our Litecoin Investment Strategy, including but not limited to: (i) a placement agency agreement, (ii) an asset management agreement, (iii) an advisory agreement, (iv) a strategic advisor agreement and (v) a new at-the-market sales agreement. In connection with these various agreements associated with the PIPE, we issued warrants for the purchase of up to 3,070,177 shares of our common stock with a weighted-average exercise price of approximately $4.10 per share.

On September 24, 2025, as payment of the annual Asset-based Fee under the Asset Management Agreement, we issued to GSR, 546,348 Pre-Funded Warrants with an exercise price of $0.0001 per share. Subject to the limitations on exercise set forth in the warrant agreement, the Pre-Funded Warrants may be exercised at any time until they are exercised in full.

Litecoin Treasury Strategy

On August 5, 2025, we announced the commencement of our primary reserve asset and implementation strategy built on a digital asset infrastructure and long-term capital innovation (a Litecoin Treasury Strategy) through our acquisition of Litecoin (LTC) tokens, reflecting the full deployment of the net proceeds of the PIPE. Litecoin is an open source, global payment network that is fully decentralized without any central authorities. Mathematics secures the network and empowers individuals to control their own finances. Litecoin features faster transaction confirmation times and improved storage efficiency than the leading math-based currency. We believe this strategy will allow us to diversify reserves, enhance capital efficiency and align with emerging financial technologies.

Cooperation Agreement and Cash Dividend

On October 31, 2023, we announced our entry into a cooperation agreement with Anson Funds Management LP and Cable Car Capital LLC (Cooperation Agreement), which, among other non-financial related items, provided for a capital return to stockholders in the form of a dividend in the amount of $1.75 per share of common stock that was declared on November 6, 2023 to stockholders of record at the close of business on November 17, 2023 (Cooperation Agreement). The total dividend of $11.7 million was paid on

December 6, 2023 and was recorded as a reduction of additional paid-in capital in the consolidated statements of stockholders' equity, as we have an accumulated deficit, rather than retained earnings. Effective July 22, 2025, in conjunction with the closing of the Offering, the parties to the Cooperation Agreement mutually agreed to terminate such Cooperation Agreement.

Merger Termination

At a special meeting of our stockholders held on July 23, 2023, stockholders voted on the agreement and plan of merger (Merger Agreement) entered into in February 2023, by us, Infinity Pharmaceuticals, Inc. (Infinity) and Meadow Merger Sub, Inc., our wholly owned subsidiary (Merger Sub). At such special meeting, the Merger Agreement did not obtain the necessary approval from our stockholders and, accordingly, on July 23, 2023, we sent Infinity a notice terminating the Merger Agreement.

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

Impairment of Long-Lived Assets (Property and Equipment and Intangible Assets)

In accordance with the authoritative guidance for impairment or disposal of long-lived assets Accounting Standards Codification (ASC) Topic 360, Property, Plant and Equipment (ASC 360), we assess potential impairments to our long-lived assets, including property, equipment and right-of-use assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Assumptions and estimates used in evaluating our long-lived assets future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy, internal forecasts and clinical trial results. For example, if we experience a sustained decline in our market capitalization determined to be indicative of a reduction in fair value of our enterprise, we may be required to record future impairment charges for our acquired technology intangible assets with finite lives.

Impairment charges could materially decrease our future net income and result in lower asset values on our balance sheet. Key assumptions include, but are not limited to, future cash flows, operating margins, capital expenditures, terminal growth rates and discount rates. We also consider our market capitalization as a part of our analysis. During the fiscal year ended June 30, 2024, we recorded long-lived asset impairment charges of $10.9 million. During the fiscal year ended June 30, 2025, we had no similar charge. For additional details regarding our intangible assets and related impairments see Note 3—Balance Sheet Details and Note 9—Leases, to our consolidated financial statements and related notes included elsewhere in this Annual Report.

Revenue

We apply the five-step revenue recognition model within the scope of ASC Topic 606, Revenue from Contracts with Customers (ASC 606). Under this model, we: (i) identify the contract, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when, or as, a company satisfies a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service and is the unit of accounting in ASC 606. A contract’s transaction price is allocated among each distinct performance obligation based on relative standalone selling price and recognized as revenue when, or as, the applicable performance obligation is satisfied.

The terms of our arrangements include upfront and license fees, R&D services, milestone and other contingent payments for the achievement of defined objectives and certain pre-clinical, clinical, regulatory and sales-based events, as well as royalties on sales of commercialized products. Agreements with certain upfront payments may require deferral of revenue recognition to a future period until we perform the obligations under these agreements. We use the most likely amount method to estimate variable consideration for event-based milestones and other contingent payments. Given the high degree of uncertainty around the occurrence of such events, the event-based milestones and other contingent payments have been fully constrained until any uncertainty associated with these payments is resolved. Revenue from sales-based milestones and royalty payments is recognized at the later of when or as the sales occur or when the related performance obligation has been satisfied or partially satisfied. We continue to re-evaluate the transaction price in each reporting period as contingencies are resolved and other changes in circumstances occur.

Revenue recognition is subject to uncertainty due to the variable consideration estimates required to be made. These estimates include the level of effort required to satisfy our obligations under our R&D services arrangements. These amounts are estimated at the inception of the services arrangement and are re-evaluated at each reporting period. To accomplish this, we rely on management’s experience, relevant internal data reports and regulatory approvals. The recorded variable consideration is directly sensitive to the estimated inputs made by management used in the calculation. Changes in estimates are accounted for prospectively.

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

Research and Development Costs

Research and development costs are expensed as incurred and include costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials. Clinical trial costs, including costs associated with third-party contractors, are a significant component of R&D expenses and we expense R&D costs based on work performed. Costs incurred related to the purchase or licensing of in-process R&D for early-stage products or products that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred.

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

As of June 30, 2025, we had no active clinical trial programs.

Results of Operations

Comparison of Fiscal Years Ended June 30, 2025 and 2024

The following table summarizes certain components of our results of operations (in thousands):

	For the Fiscal Year Ended June 30,
	2025	2024	$ Change	% Change
Revenues	$—	$65,297	$(65,297)	(100.0)%
Research and development	3,923	16,561	(12,638)	(76.3)%
General and administrative	13,532	23,295	(9,763)	(41.9)%
Impairment of long-lived assets	—	10,899	(10,899)	(100.0)%
Other income, net	1,510	3,236	(1,726)	(53.3)%

Revenue: During the fiscal year ended June 30, 2025, we recognized no revenue due to all deferred revenue associated with the KKC Commercialization Agreement having been recognized in fiscal year 2024, upon entry into the Termination Agreement. During the fiscal year ended June 30, 2024, we recognized revenue of $65.3 million from the KKC Commercialization Agreement.

Research and Development: The following table illustrates the components of our research and development expenses for the years presented (in thousands):

	For the Fiscal Year Ended June 30,
	2025	2024
zandelisib	$(18)	$435
voruciclib	801	3,413
ME-344	253	4,724
Other	2,887	7,989
Total research and development expenses	$3,923	$16,561

Research and development costs decreased by $12.6 million to $3.9 million for the fiscal year ended June 30, 2025, compared to $16.6 million for the fiscal year ended June 30, 2024. This decrease was as a result of our announcement in July 2024 to explore strategic alternatives, at which time all clinical studies were ceased and we initiated reductions in our workforce, along with the ME-344 Sale (as defined in Note 13. Disposition of a Non-Financial Asset).

General and Administrative: General and administrative expenses decreased $9.8 million to $13.5 million for the fiscal year ended June 30, 2025, compared to $23.3 million for the fiscal year ended June 30, 2024. This decrease was primarily a result of reduced legal and professional fees of $3.7 million due to various stockholder related items from the prior fiscal year with no current period recurrence. Additionally, corporate overhead, employee related expense and noncash share-based compensation decreased by $3.4 million, $4.4 million and $1.9 million, respectively, primarily due to the termination of our lease and our announcement in July 2024 to explore strategic alternatives, at which time all administrative support activities related to clinical studies were ceased. These decreases were partially offset by increases in termination benefits of $3.6 million.

Impairment of Long-lived Assets: During fiscal year 2024, we recognized impairment losses of $10.4 million and $0.5 million, on our long-lived assets related to our right-of-use (ROU) asset (which is more fully described in Note 9. Leases) and our furniture and fixtures we agreed to sell to our landlord (which is more fully described in Note 3 - Balance Sheet Details, recorded in accordance with Accounting Standards Codification 360 - Property, Plant and Equipment), respectively. During the fiscal year ended June 30, 2025, there were no similar transactions.

Other Income, Net: Other income, net, decreased by $1.7 million to $1.5 million for the fiscal year ended June 30, 2025, as compared to $3.2 million for the fiscal year ended June 30, 2024. The decrease in other income, net, was due to lower average investment balances partially offset by a gain recognized on the sale of our ME-344 asset.

New Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report.

Liquidity and Capital Resources

We have accumulated losses of $404.2 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2025, we had $18.0 million in cash and cash equivalents. On July 22, 2024, we announced that our Board had determined unanimously to begin the evaluation of our strategic alternatives, including potential transactions as well as an orderly wind down of operations, if appropriate, to maximize the value of our assets for our stockholders. In connection with the exploration of strategic alternatives, we commenced a reduction-in-force on August 1, 2024 and discontinued the clinical development of voruciclib. As a result of this announcement, our R&D expenses decreased significantly as we discontinued our clinical R&D activities. We are currently assessing the recommencement of pre-clinical development of our two drug candidates. We believe our current cash balance is sufficient to fund operations for at least the next 12 months.

In July 2025, we entered into securities purchase agreements pursuant to which we sold common stock and Pre-Funded Warrants in a PIPE for aggregate net proceeds of $92.1 million, as more fully discussed in Note 15. Subsequent Events. In August 2025, we initiated a primary reserve asset and implementation strategy built on a digital asset infrastructure and long-term capital innovation (a Litecoin Treasury Strategy) through our acquisition of Litecoin (LTC) tokens, reflecting the deployment of the net proceeds of the PIPE.

As more fully discussed in Note 15. Subsequent Events, between the SPA Closing Date (as defined in Note 15. Subsequent Events), and September 19, 2025, we issued and sold 882,924 shares of our common stock for aggregate proceeds, net of the underwriter's commission of $4.6 million, through our ATM Program.

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

Sources and Uses of Our Cash

Net cash used in operating activities for the fiscal year ended June 30, 2025, of $20.8 million consisted of our net loss of $15.9 million and $4.9 million associated with changes in our operating assets and liabilities used in our operations. Net cash used in operating activities during the fiscal year ended June 30, 2024, of $50.5 million consisted of our net income of $17.8 million and $84.3 million associated with changes in our assets and liabilities used in our operations partially offset by $16.0 million of noncash items.

Net cash provided by investing activities for the fiscal year ended June 30, 2025, was $35.2 million compared to $49.1 million for the fiscal year ended June 30, 2024. The decrease in net cash provided by investing activities was due to a greater investment balance and maturities in fiscal year ended June 30, 2024 as compared to June 30, 2025 with the matured investments utilized to fund ongoing operations during each of the fiscal years.

During fiscal year ended June 30, 2025, we had no financing activities. During the fiscal year ended June 30, 2024, cash used in financing activities totaled $11.9 million. The decrease from prior year was primarily due to the payment of $11.7 million in dividends agreed to under the Cooperation Agreement and the payment of approximately $0.2 million for issuance costs of our ATM Program during fiscal 2024, with no financing activities occurring during fiscal year 2025.

Capital Resource Requirements

On June 18, 2024, we entered into a lease termination agreement (Agreement) with our landlord, for our offices at 11455 El Camino Real, Suite 200 and Suite 250, San Diego, California. Under the Agreement, the lease terminated as of September 30, 2024, rather than its scheduled expiration date of November 30, 2029 and we paid the landlord a termination fee totaling approximately $11.1 million in addition to prepaying the remaining rent under the Agreement in the amount of approximately $0.2 million (collectively, the Termination Amounts). Prior to June 30, 2025, the Termination Amounts had been paid and we had no further financial obligations under the Agreement.

As of June 30, 2025, we have the following potential purchase obligations for which the timing and/or likelihood of occurrence is unknown; however, if such claims arise in the future, they could have a material effect on our financial position, results of operations and cash flows.

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
•
Purchase orders issued in the ordinary course of business as they represent authorizations to purchase the items rather than binding agreements; and

Our future capital requirements will depend on many factors, including:

•
the scope and nature of our Litecoin Treasury Strategy;
•
the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our product candidates;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the costs of establishing or contracting for sales, marketing and distribution capabilities if we obtain regulatory approvals to market our product candidates;
•
the costs of securing and producing drug substance and drug product material for use in pre-clinical studies, clinical trials and for use as commercial supply;
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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

Item 8. Consolidated Financial Statements and Supplementary Data

Lite Strategy, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lite Strategy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lite Strategy, Inc. and subsidiary (the "Company") as of June 30, 2025 and 2024, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the two years in the period ended June 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter
Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Deloitte & Touche LLP

San Diego, CA

September 26, 2025

We have served as the Company's auditor since 2024.

Lite Strategy, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30,	June 30,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$18,011	$3,705
Short-term investments	—	34,640
Prepaid expenses and other current assets	274	2,424
Total current assets	18,285	40,769
Operating lease right-of-use asset	—	214
Property and equipment, net	—	392
Total assets	$18,285	$41,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176	$3,168
Accrued liabilities	1,178	5,187
Total current liabilities	1,354	8,355
Total liabilities	1,354	8,355
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 6,663 shares issued and outstanding at June 30, 2025 and June 30, 2024.	—	—
Additional paid-in capital	421,095	421,239
Accumulated deficit	(404,164)	(388,219)
Total stockholders’ equity	16,931	33,020
Total liabilities and stockholders’ equity	$18,285	$41,375

See accompanying notes to consolidated financial statements.

Lite Strategy, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Fiscal Year Ended June 30,
	2025	2024
Revenues:
Revenue from customers	$—	$752
Revenue from collaboration agreements	—	64,545
Total revenues	—	65,297

Operating expenses:
Research and development	3,923	16,561
General and administrative	13,532	23,295
Impairment of long-lived assets	—	10,899
Total operating expenses	17,455	50,755
(Loss) income from operations	(17,455)	14,542
Other income (expense):
Interest and dividend income	1,026	3,277
Gain on disposition of a non-financial asset	500	—
Other expense, net	(16)	(41)
Total other income, net	1,510	3,236
Net (loss) income	$(15,945)	$17,778

Net (loss) income per share - basic and diluted	$(2.39)	$2.67

Weighted-average shares used in computing net (loss) income per share - basic and diluted	6,663	6,663

See accompanying notes to consolidated financial statements.

Lite Strategy, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2023	6,663	430,621	(405,997)	24,624
Net income	—	—	17,778	17,778
Cash dividends declared ($1.75 per share)	—	(11,660)	—	(11,660)
Share-based compensation	—	2,278	—	2,278
Balance at June 30, 2024	6,663	421,239	(388,219)	33,020
Net loss	—	—	(15,945)	(15,945)
Share-based compensation	—	(144)	—	(144)
Balance at June 30, 2025	6,663	$421,095	$(404,164)	$16,931

See accompanying notes to consolidated financial statements.

Lite Strategy, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(15,945)	$17,778
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation	(144)	2,278
Impairment of long-lived assets	—	10,899
Noncash lease expense	214	2,433
Depreciation expense	368	383
Loss on disposal of property and equipment	14	32
Gain on disposition of a non-financial asset	(500)	—
Changes in operating assets and liabilities:
Unbilled receivables	—	85
Prepaid expenses and other current assets	2,150	4,534
Accounts payable	(2,992)	(3,147)
Accrued liabilities	(4,009)	(7,274)
Deferred revenue	—	(64,862)
Operating lease liability	—	(13,612)
Net cash used in operating activities	(20,844)	(50,473)

Cash flows from investing activities:
Purchases of short-term investments	—	(58,232)
Proceeds from maturity of short-term investments	34,640	107,379
Proceeds from sale of property and equipment	10	—
Proceeds from the disposition of a non-financial asset	500	—
Purchases of property and equipment	—	(7)
Net cash provided by investing activities	35,150	49,140

Cash flows from financing activities:
Payment of cash dividend	—	(11,660)
Payment of financing costs	—	(208)
Net cash used in financing activities	—	(11,868)
Net increase (decrease) in cash and cash equivalents	14,306	(13,201)
Cash and cash equivalents at beginning of the year	3,705	16,906
Cash and cash equivalents at end of the year	$18,011	$3,705

Supplemental cash flow information:
Re-measurement of right-of-use asset and related lease liability upon lease modification	$—	$(22)
Re-measurement of right-of-use asset for direct costs associated with lease modification	$—	$181

See accompanying notes to consolidated financial statements.

Lite Strategy, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Description of Business

On September 10, 2025, MEI Pharma, Inc. changed its name to Lite Strategy, Inc. and its ticker symbol to LITS. We are a pharmaceutical company that has been developing novel and differentiated cancer therapies. In August 2025, we implemented a Litecoin Treasury Strategy (as described below) with the net proceeds from the PIPE (as defined below). We built our pipeline by acquiring promising cancer agents and creating value in programs through development, strategic partnerships and out-licensing or commercialization, as appropriate. Our approach to oncology drug development has been to evaluate our drug candidates in combinations with standard-of-care therapies to overcome known resistance mechanisms and address clear medical needs to provide improved patient benefit. Our pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (CDK9) inhibitor, zandelisib, an oral, once-daily, selective PI3Kδ inhibitor and prior to its sale, ME-344 as more fully discussed in Note 13. Disposition of a Non-Financial Asset, an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway.

Basis of Presentation and Consolidation

We prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) related to annual reports on Form 10‑K. The accompanying consolidated financial statements include the accounts of Lite Strategy, Inc. and our wholly owned subsidiary, Meadow Merger Sub, Inc. We have eliminated all intercompany accounts and transactions in consolidation.

The Company has evaluated subsequent events through the date the consolidated financial statements were issued.

Current Events

Strategic Alternatives

On July 22, 2024, we announced that our Board of Directors (Board) had determined unanimously to begin the evaluation of our strategic alternatives, including potential transactions as well as an orderly wind down of operations, if appropriate, to maximize the value of our assets for our stockholders. We commenced a reduction-in-force (the Strategic Alternatives RIF) beginning August 1, 2024, which continued in stages as our operational and strategic direction evolved. In connection with this evaluation, we discontinued the clinical development of voruciclib, while certain nonclinical activities related to our drug candidate assets will continue to be conducted by us. As part of the review of strategic alternatives, we considered options such as out-licensing or the sale of our existing programs and merger and acquisition opportunities, as well as other potential opportunities.

Consistent with our intention to preserve cash, David M. Urso, our former President and Chief Executive Officer and Richard Ghalie, M.D., our former Chief Medical Officer, stepped down effective August 1, 2024. Mr. Urso also left the Board at that date. We entered into a consulting agreement with Dr. Ghalie under which he remains available to assist us in strategic efforts or ongoing operations. In addition, we entered into a consulting agreement with Mr. Urso, which was terminated in February 2025. Charles V. Baltic III, the former Chairperson of the Board, also stepped down from the Board contemporaneously with the announcement on July 22, 2024. Our Board appointed Justin J. File, our Chief Financial Officer, to assume the position of Acting Chief Executive Officer and appointed Frederick W. Driscoll as our Chairperson of the Board.

The evaluation of strategic alternatives concluded with the August 2025 implementation of our Litecoin Treasury Strategy (as described below) and a commitment to long-term innovation in capital structure and financial technology, along with the initiation of an expanding strategy that could include the commencement of Litecoin mining activities, as well as our continued assessment of pre-clinical activities with our drug candidate pipeline, as to which we anticipate conducting further investigational research and development in the next several months.

Private Investment in Private Equity (PIPE) and Related Agreements

As more fully discussed in Note 15. Subsequent Events, in July 2025, we closed on a $100.0 million PIPE and issued an aggregate of (i) 23,216,898 shares (the Shares) of our Common Stock (as defined in Note 10. Stockholders' Equity), at an offering price of $3.42 per share and (ii) pre-funded warrants (the Pre-Funded Warrants (together with the Common Stock, the Securities)), to purchase up to an aggregate of 6,022,869 shares of Common Stock (the Pre-Funded Warrant Shares) at an offering price of $3.4199 per Pre-Funded Warrant. On July 24, 2025, Pre-Funded Warrants for the purchase of 2,084,509 shares of Common Stock were exercised for a de minimis amount of cash proceeds. As of September 23, 2025, we issued 2,807,967 shares of Common Stock upon cashless exercises of 2,808,070 Pre-Funded Warrants.

Also, in July 2025 and as more fully discussed in Note 15. Subsequent Events, we entered into various agreements with certain advisors to the PIPE, asset managers and custodians who will deploy our Litecoin Treasury Strategy (as described below), including but not limited to: (i) a placement agency agreement, (ii) an asset management agreement, (iii) an advisory agreement, (iv) a strategic advisor agreement and (v) a new at-the-market sales agreement. As partial consideration for services provided associated with the PIPE, we issued warrants for the purchase of up to 3,070,177 shares of our Common Stock with a weighted-average exercise price of approximately $4.10 per share.

On September 24, 2025, as payment of the annual Asset-based Fee under the Asset Management Agreement, we issued to GSR, 546,348 Pre-Funded Warrants with an exercise price of $0.0001 per share. Subject to the limitations on exercise set forth in the warrant agreement, the Pre-Funded Warrants may be exercised at any time until they are exercised in full.

Litecoin Treasury Strategy

On August 5, 2025, we announced the commencement of our primary reserve asset and implementation strategy built on a digital asset infrastructure and long-term capital innovation (a Litecoin Treasury Strategy) through our acquisition of Litecoin (LTC) tokens, reflecting the full deployment of the net proceeds of the PIPE. Litecoin is an open source, global payment network that is fully decentralized without any central authorities. Mathematics secures the network and empowers individuals to control their own finances. Litecoin features faster transaction confirmation times and improved storage efficiency than the leading math-based currency. We believe this strategy will allow us to diversify reserves, enhance capital efficiency and align with emerging financial technologies.

Cooperation Agreement and Cash Dividend

On October 31, 2023, we announced our entry into a cooperation agreement with Anson Funds Management LP and Cable Car Capital LLC (Cooperation Agreement), a related party, which, among other non-financial related items, provided for a capital return to stockholders in the form of a dividend in the amount of $1.75 per share of Common Stock that was declared on November 6, 2023 to stockholders of record at the close of business on November 17, 2023 (Cooperation Agreement). The total dividend of $11.7 million was paid on December 6, 2023, and was recorded as a reduction of additional paid-in capital in the consolidated statements of stockholders' equity, as we have an accumulated deficit, rather than retained earnings. Effective July 22, 2025, in conjunction with the closing of the Offering (as defined in Note 15. Subsequent Events), the parties to the Cooperation Agreement mutually agreed to terminate such Cooperation Agreement.

Liquidity

To date, we have obtained cash and funded our operations primarily through equity financings and license agreements. We have accumulated losses of $404.2 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2025, we had $18.0 million in cash and cash equivalents. In connection with our July 2024 announcement regarding the evaluation of our strategic alternatives, we discontinued the clinical development of voruciclib, while certain nonclinical research and development (R&D) activities continue. As a result, we will continue to incur R&D expenses in connection with our nonclinical projects. We believe that our cash balance will be sufficient to meet our obligations and fund operations for at least the next 12 months from the issuance of these consolidated financial statements.

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

Short-term Investments

Short-term investments are marketable securities with maturities greater than three months but less than one year from date of purchase. As of June 30, 2025, we did not hold any short-term investments. As of June 30, 2024, we held short-term investments of $34.6 million in United States government securities. Our short-term investments were considered to be held to maturity and were carried at amortized cost. For the fiscal year ended June 30, 2025, we had no gross unrealized gains and losses. For the fiscal year ended June 30, 2024, the gross unrealized gains and losses were immaterial.

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

Property and Equipment

As of June 30, 2025, we have no property and equipment. Property and equipment were previously stated at cost and depreciated over the estimated useful lives of the assets (generally three to seven years) using the straight-line method and leasehold improvements were stated at cost and were amortized over the shorter of the estimated useful lives of the assets or the lease term.

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

Operating lease expense for operating leases is recognized on a straight-line basis over the lease term based on the total lease payments. We have elected the practical expedient to not separate lease and non-lease components for our real estate leases. Our non-lease components are primarily related to property maintenance, which varies based on future outcomes and thus is recognized in operating lease expense when incurred.

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

Payments received under commercial arrangements, such as licensing technology rights, may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements and royalties on the sale of products. At the inception of arrangements that include milestone payments, we used judgment to evaluate whether the milestones were probable of being achieved and we estimated the amount, if any, to include in the transaction price using the most likely method. If it were probable that a significant revenue reversal would not occur, the estimated amount was included in the transaction price. Milestone payments that were not within our or the licensee’s control, such as regulatory approvals, were not included in the transaction price until those approvals were received. At the end of each reporting period, we re-evaluated the probability of achievement of development milestones and any related constraint and, as necessary, we adjusted our estimate of the overall transaction price.

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

When not directly observable, we typically estimated the stand-alone selling price for each distinct performance obligation. Variable consideration that related specifically to our efforts to satisfy specific performance obligations was allocated entirely to those performance obligations. Other components of the transaction price were allocated based on the relative stand-alone selling price, over which management has applied significant judgment. We developed assumptions that required judgment to determine the stand-alone selling price for license-related performance obligations, which may have included forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical, regulatory and commercial success. We estimated stand-alone selling price for R&D performance obligations by forecasting the expected costs of satisfying a performance obligation plus an appropriate margin.

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

The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Revenue is recorded proportionally as costs are incurred. We generally used the cost-to-cost measure of progress because it best depicted the transfer of control to the customer which occurred as we incurred costs. Under the cost-to-cost measure of progress, the extent of progress towards completion was measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation (an input method under Topic 606). We used judgment to estimate the total cost expected to complete the R&D performance obligations, which included subcontractors’ costs, labor, materials, other direct costs and an allocation of indirect costs. We evaluated these cost estimates and the progress during each reporting period and, as necessary, we adjusted the measure of progress and related revenue recognition.

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

During the year ended June 30, 2025, we did not recognize any revenue associated with the KKC Commercialization Agreement. During the year ended June 30, 2024, we recognized revenue associated with the KKC Commercialization Agreement as follows (in thousands):

Timing of Revenue Recognition:
Services performed over time	$743
Pass through services at a point in time	9
$752

Contract Balances

Contract liabilities were included in deferred revenue and deferred revenue, long-term in our consolidated balance sheets. Our contract liabilities accounted for under Topic 606 related to the amount of initial upfront consideration allocated to the development services performance obligations.

As of June 30, 2025 and 2024, we had no accounts receivable, unbilled receivables or contract liabilities. A reconciliation of the beginning and ending amount of contract liabilities as of June 30, 2024, which primarily related to the combined performance obligations for the transfer of development services under the KKC Commercialization Agreement and was a separate performance obligation in our contract pursuant to research plans under the agreements were as follows (in thousands):

June 30, 2024
Beginning balance	$317
Recognized as revenue:
Revenue recognized upon satisfaction of performance obligations	(317)
Revenue recognized from change in estimate for performance obligations that are being closed	—
Revenue recognized for performance obligations that will no longer commence	—
Ending balance	$—

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

Revenue from Collaborators

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

Research and Development

Research and development costs are expensed as incurred and include costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials, as well as personnel, related benefits (including share-based compensation) and other expenses attributable to our R&D activities. Clinical trial costs, including costs associated with third-party contractors, are a significant component of R&D expenses. We expense R&D costs based on work performed. In determining the amount to expense, management relies on estimates of total costs based on contract components completed, the enrollment of subjects, the completion of trials and other events. Costs incurred related to the purchase or licensing of in-process R&D for early-stage products or products that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred.

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

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2025 and 2024, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board (FASB) Topic ASC 740 - Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of June 30, 2025 and 2024.

Disposition of Non-Financial Assets

The Company accounts for infrequent dispositions of assets in its product pipeline in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which requires dispositions of long-lived assets that are not a discontinued operation be accounted for on a net basis and included in income from continuing operations before income taxes in accordance with ASC 350, Intangible Assets - Goodwill and Other. Proceeds from sales designated as dispositions of non-financial assets are classified as cash flows from investing activities in the consolidated statements of cash flows.

Net (Loss) Income Per Share

Basic and diluted net (loss) income per share is computed using the weighted-average number of shares of Common Stock (as defined in Note 10. Stockholders' Equity) outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of Common Stock (as defined in Note 10. Stockholders' Equity) subject to repurchase or forfeiture for the fiscal years ended June 30, 2025 and 2024. Diluted net (loss) income per share is computed based on the sum of the weighted-average number of common shares (as defined in Note 10. Stockholders' Equity) and potentially dilutive common shares outstanding during the period determined using the treasury-stock and if-converted methods.

For purposes of the diluted net loss per share calculation for the fiscal year ended June 30, 2025, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect was anti-dilutive due to our net loss. For purposes of the diluted net income per share calculation for the fiscal year ended June 30, 2024, potentially dilutive securities are excluded from the calculation of diluted net income per share because their weighted-average exercise prices were above our weighted-average share price. Therefore, basic and diluted net (loss) income per share were the same for the fiscal years ended June 30, 2025 and 2024.

The following table presents potentially dilutive shares that have been excluded from the calculation of net (loss) income per share because of their anti-dilutive effect (in thousands):

	For the Fiscal Year Ended June 30,
	2025	2024
Stock options	869	1,357
Warrants	103	103
Total anti-dilutive shares	972	1,460

Recent Accounting Pronouncement

Recently Adopted

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments (ASU 2023-07). The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (the CODM) and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Lastly, the amendment requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. The adoption of ASU 2023-07 resulted in enhanced disclosures as included in Note 12 Segment Information, but did not impact to our results of operations, cash flows and financial condition.

Recently Issued

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted as of the specified effective date. We believe the impact of recently issued standards, other than those noted below and any issued but not yet effective standards will not have a material impact on our consolidated financial statements upon adoption.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local,and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.

In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The amendment in this update clarifies the effective date of ASU 2024-03, which is that public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026 and in interim periods within annual reporting periods beginning after December 15, 2027. The impact of adoption of this ASU on our disclosures is currently being evaluated.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. Many of the tax provisions of the OBBBA are designed to accelerate tax deductions, which could lead to lower cash tax payments. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. While we continue to assess the impact of the tax provisions of the OBBBA on our consolidated financial statements, we currently believe that the tax provisions of the legislation are not expected to have a material impact on our statement of operations.

Note 3. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following in thousands:

	June 30, 2025	June 30, 2024
Insurance	$176	$460
Software license	39	442
Security deposit	—	263
Prepaid clinical costs	—	1,050
Other	59	209
Total prepaid and other current assets	$274	$2,424

Property and Equipment

As of June 30. 2025, we had no property and equipment, net. Property and equipment, net consisted of the following as of June 30, 2024, in thousands:

June 30, 2024
Furniture and fixtures	$1,000
Equipment	187
Leasehold improvements	969
2,156
Less: accumulated depreciation (1)	(1,764)
Property and equipment, net (2)	$392

_____

(1) Includes impairment charge of $0.5 million during fiscal year 2024, see below discussion on Impact of the Agreement (as discussed in Note 9. Leases).

(2) During fiscal 2025, upon termination of our lease, we either sold or disposed of all property and equipment.

Depreciation expense of property and equipment for the fiscal years ended June 30, 2025 and 2024 are presented in the consolidated statements of cash flows.

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

Accrued Liabilities

Accrued liabilities consisted of the following, in thousands:

	June 30, 2025	June 30, 2024
Accrued pre-clinical and clinical trial expenses	$134	$1,407
Accrued compensation and benefits(1)	873	2,821
Accrued legal and professional services	144	33
Accrued reimbursement to KKC	—	892
Other	27	34
Total accrued liabilities	$1,178	$5,187

________

(1) Includes one-time employee benefits of approximately $0.7 million and $21,000 for the fiscal years ended June 30, 2025 and 2024, respectively.

Note 4. Fair Value Measurements

The carrying amounts of financial instruments such as cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. We invest our excess cash in financial instruments which are readily convertible into cash, such as money market funds and U.S. government securities. Cash equivalents are classified as Level 1 as defined by the fair value hierarchy. As of June 30, 2025 and June 30, 2024, we had no assets or liabilities measured on a recurring or non-recurring basis.

Note 5. One-time Employee Termination Benefits

In connection with our joint decision to discontinue development of zandelisib outside of Japan, in December 2022, we announced a realignment of our clinical development efforts that streamlined our organization towards the continued clinical development of our two earlier clinical-stage assets, voruciclib and ME-344 (prior to its sale in October 2024).

In August 2024, we commenced the Strategic Alternatives RIF as discussed in our strategic alternatives announcement described in Note 1. Description of Business and Basis of Presentation. Including contractual pro-rata bonuses, we expect to incur charges not to exceed a total of $6.7 million in retentions, severance and COBRA costs related to the termination of our employees due to our related wind down activities. The charges that we expect to incur in connection with the Strategic Alternatives RIF are subject to a number of assumptions and actual results may differ materially. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Strategic Alternatives RIF.

For each of the periods presented, one-time termination benefits primarily represent severance related costs and payments. During the fiscal years ended June 30, 2025 and 2024, we recorded employee termination benefits of $1.8 million and $0.2 million within research and development expense, respectively. During the fiscal years ended June 30, 2025 and 2024, we recorded employee termination benefits of $3.9 million and $0.3 million within general and administrative expense, respectively.

The following table summarizes our activity related to one-time employee termination benefits, included in accrued liabilities, in thousands:

One-time Employee Termination Benefits
Balance at June 30, 2023	$993
Increase in accrued restructuring	556
Cash payments	(1,528)
Balance at June 30, 2024	21
Increase in accrued restructuring	5,734
Cash payments	(5,027)
Balance at June 30, 2025	$728

Note 6. Commitments and Contingencies

We have contracted with various consultants and third parties to assist us in pre-clinical R&D and clinical trials work for our leading drug compounds and general and administrative activities. The contracts are terminable at any time but obligate us to reimburse the providers for any time or costs incurred through the date of termination. See the discussion of the sale of ME-344 within Note 13. Disposition of a Non-financial Asset for additional information regarding contracts associated with ME-344 assumed by the Purchaser (as defined in Note 13. Disposition of a Non-Financial Asset ). We also have an employment agreement with our Acting Chief Executive Officer and Chief Financial Officer that provides for severance payments and accelerated vesting for share-based awards if their employment is terminated under specified circumstances.

Litigation

From time to time, we may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against us as of June 30, 2025, which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.

Indemnification

In accordance with our amended and restated certificate of incorporation and sixth amended and restated bylaws, we have indemnification obligations to our officers and directors for certain events or occurrences, subject to certain limits, while they are serving in such capacity. There have been no claims to date and we have a directors and officers liability insurance policy that may enable it to recover a portion of any amounts paid for future claims.

Presage License Agreement

As discussed in Note 8. Other License Agreements, we are party to a license agreement with Presage under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of June 30, 2025, we had no accruals for potential future payments as achievement of the milestones had not been met.

Note 7. License Agreements

KKC License, Development and Commercialization Agreement

In April 2020, we entered into the KKC Commercialization Agreement under which we granted to KKC a co-exclusive, sublicensable, payment-bearing license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in the U.S. (the U.S. License) and an exclusive (subject to certain retained rights to perform obligations under the KKC Commercialization Agreement), sublicensable, payment-bearing, license under certain patents and know-how controlled by us to develop and commercialize zandelisib and any pharmaceutical product containing zandelisib for all human indications in countries outside of the U.S. KKC granted to us a co-exclusive, sublicensable, license under certain patents and know-how controlled by KKC to develop and commercialize zandelisib for all human indications in the U.S. and a co-exclusive, sublicensable, royalty-free, fully paid license under certain patents and know-how controlled by KKC to perform our obligations in the Ex-U.S. under the KKC Commercialization Agreement. KKC paid us an initial nonrefundable payment $100.0 million.

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

During fiscal year 2023, we updated our assessment of the total transaction price from the KKC Commercialization Agreement to reflect the upfront payment, milestone payments, estimated development cost-sharing and deferred revenue. After announcing our plan to discontinue the global development of zandelisib outside of Japan, in December 2022, we decreased our estimate for variable consideration related to development cost sharing.

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

Note 8. Other License Agreements

Presage License Agreement

In September 2017, we, as licensee, entered into a license agreement with Presage Biosciences, Inc. (Presage). Under the terms of the license agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor and related compounds. In exchange, we paid $2.9 million to Presage. With respect to the first indication, an incremental $2.0 million payment, due upon dosing of the first subject in the first registration trial, will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., EU or Japan. Additional potential payments of up to $179.0 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percentage (which decreases as product development progresses) of amounts received from such sublicensees. During the fiscal years ended June 30, 2025 and 2024, we made no payments under the Presage license agreement.

BeiGene Collaboration

In October 2018, we entered into a clinical collaboration with BeiGene, Ltd. (BeiGene) to evaluate the safety and efficacy of zandelisib in combination with BeiGene’s zanubrutinib (marketed as Brukinsa®), an inhibitor of Bruton’s tyrosine kinase, for the treatment of patients with B-cell malignancies. Under the terms of the clinical collaboration agreement, we amended our Phase 1b trial to include evaluation of zandelisib in combination with zanubrutinib in patients with B-cell malignancies. Study costs are being shared equally by the parties and we agreed to supply zandelisib and BeiGene agreed to supply zanubrutinib. We record the costs reimbursed by BeiGene as a reduction of our research and development expenses. We retained full commercial rights for zandelisib and BeiGene retained full commercial rights for zanubrutinib. With the discontinuation of the zandelisib program outside of Japan, this clinical collaboration was terminated on September 28, 2023. During the fiscal year ended June 30, 2025, we did not recognize cost reimbursements as a reduction of research and development expenses. Cost reimbursements recorded as a reduction of research and development expenses, in the consolidated statements of operations, during the fiscal year ended June 30, 2024, was approximately $0.1 million.

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

Lease Termination

On June 18, 2024 (the Agreement Date), we entered into a lease termination agreement (Agreement) with our landlord pursuant to which the parties agreed to terminate, as of September 30, 2024, the lease for our existing office space. The original (as amended) scheduled expiration date was November 30, 2029. As consideration for the Agreement, we agreed to pay the landlord a termination fee of approximately $11.1 million (the Termination Fee) and to prepay the remaining rent due under the Agreement in the amount of approximately $0.2 million (the Remaining Rent) and sell all the furniture and fixtures to the landlord for $1.00 (see Property and Equipment within Note 3. Balance Sheet Details for further discussion on the impact of the Agreement on our property and equipment). During fiscal year 2025, we received our security deposit from the landlord, which was previously classified as a component of prepaid and other current assets.

The Agreement was accounted for as a lease modification of the original contract. As a result of the Agreement, we reduced both the remaining ROU asset and lease liability by approximately $22,000, resulting in no impact to our consolidated statements of operations. We reassessed the lease classification, as of the Agreement Date, noting the current classification as an operating lease remained appropriate. Both the Termination Fee and the Remaining Rent were paid prior to June 30, 2025. Subsequent to the payment of both the Termination Fee and the Remaining Rent, our lease liability was relieved and the balance was reduced to zero.

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

The total operating lease costs for the Amended Lease were as follows for the periods presented, in thousands:

	For the Fiscal Year Ended June 30,
	2025	2024
Operating lease cost	$214	$2,434
Variable lease costs	-	123
Total lease costs included in operating expenses	$214	$2,557

During the year ended June 30, 2025, we had no supplemental cash flow activity. Supplemental cash flow information related to our operating leases for the year ended June 30, 2024 was as follows, in thousands:

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

Note 10. Stockholders’ Equity

Equity Transactions

Shelf Registration Statement

We have a shelf registration statement (February 2024 Shelf Registration Statement) that permits us to sell, from time to time, up to $100.0 million of common stock, preferred stock, warrants rights and units. The February 2024 Shelf Registration Statement was filed February 20, 2024 and declared effective February 28, 2024.

At-The-Market Equity Offering

On February 20, 2024, we entered into a capital on demand sales agreement (the On Demand Sales Agreement) with JonesTrading Institution Services LLC, pursuant to which we can offer and sell shares having an aggregate offering price of up to $25.0 million (the ATM Program). As of January 2, 2024, the date used under applicable rules of the SEC to determine our public float at the commencement of the offering, one-third of our public float was equal to approximately $9.9 million. We did not offer or sell any shares of our Common Stock (as defined below) under the On Demand Sales Agreement. Effective July 21, 2025, we terminated the On Demand Sales Agreement. On July 22, 2025, we entered a new Sales Agreement (as defined in Note 15. Subsequent Events), in conjunction with the closing of the Offering (as defined in Note 15. Subsequent Events), see Entry into a New Sales Agreement discussion within Note 15. Subsequent Events for details related to the Sales.

As discussed Note 15. Subsequent Events, between the SPA Closing date (as defined in Note 15. Subsequent Events) and September 19, 2025, we issued and sold 882,924 shares of our Common Stock (as defined below) for aggregate proceeds, net of the underwriter's commission of $4.6 million, through our ATM Program.

Cooperation Agreement and Cash Dividend

The Cooperation Agreement, among other non-financial related items, provided for a capital return to stockholders in the form of a dividend in the amount of $1.75 per share of Common Stock (as defined below) that was declared on November 6, 2023 to stockholders of record at the close of business on November 17, 2023. The total dividend of $11.7 million was paid on December 6, 2023 and was recorded as a reduction of additional paid-in capital in the consolidated statements of stockholders' equity, as we have an accumulated deficit, rather than retained earnings. Effective July 22, 2025, in conjunction with the closing of the Offering (as defined in Note 15. Subsequent Events), the parties to the Cooperation Agreement mutually agreed to terminate such Cooperation Agreement.

Rights Agreement

On October 1, 2023, our Board approved and adopted a rights agreement (Rights Agreement) by and between us and Computershare, Inc., as Rights Agent (as defined in the Rights Agreement). Pursuant to the Rights Agreement, the Board declared a dividend of one preferred share purchase right (each, a Right) for each outstanding share of our Common Stock (as defined below), par value $0.00000002 (each a Common Share and collectively, the Common Shares). The Rights were distributable to stockholders of record as of the close of business on October 12, 2023. The Rights and the Rights Agreement expired at the close of business on September 30, 2024. No rights were redeemed or exchanged under the Rights Agreement.

Warrants

As of June 30, 2025, we have outstanding warrants to purchase 102,513 shares of our Common Stock (as defined below) issued to Torreya Partners LLC. The warrants are fully vested, exercisable at a price of $6.80 per share and expire in October 2027. During the fiscal years ended June 30, 2025 and 2024, no warrants were exercised.

On July 22, 2025, in conjunction with the closing of the Offering (as defined in Note 15. Subsequent Events), we issued the following warrants:

	Number of Warrants Outstanding	Exercise Price	Initial Exercise Date	Expiration Date
Asset Manager Warrants
Tranche 1	584,795	$3.42	July 22, 2025	July 22, 2030
Tranche 2	292,398	$3.93	July 22, 2025	July 22, 2030
Tranche 3	292,398	$4.62	July 22, 2025	July 22, 2030
Tranche 4	292,398	$5.13	July 22, 2025	July 22, 2030
Strategic Advisor Warrants	438,597	$4.10	July 22, 2025	July 22, 2030
Placement Agent Warrants	1,169,591	$4.10	July 22, 2025	July 22, 2030
Total warrants	3,070,177

Pre-Funded Warrants

In conjunction with the closing of the Offering (as defined in Note 15. Subsequent Events), we issued 6,022,869 Pre-Funded Warrants (as defined in Note 15. Subsequent Events) to an investor that participated in the Offering. The Pre-Funded Warrants are immediately exercisable and have an exercise price of $0.0001. In July 2025, Pre-Funded Warrants for the purchase of 2,084,509 shares of Common Stock (as defined below) were exercised for a de minimis amount of cash proceeds. As of September 23, 2025, we issued 2,807,967 shares of Common Stock (as defined below) upon cashless exercises of 2,808,070 Pre-Funded Warrants.

On September 24, 2025, as payment of the annual Asset-based Fee under the Asset Management Agreement, we issued to GSR, 546,348 Pre-Funded Warrants with an exercise price of $0.0001 per share. Subject to the limitations on exercise set forth in the warrant agreement, the Pre-Funded Warrants may be exercised at any time until they are exercised in full.

Description of Capital Stock

Our total authorized share capital is 226,100,000 shares consisting of 226,000,000 shares of common stock, $0.00000002 par value per share (Common Stock) and 100,000 shares of preferred stock, $0.01 par value per share.

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

In conjunction with the closing of the Offering (as defined in Note 15. Subsequent Events), we issued 23,216,898 shares of Common Stock at $3.42 per share, for net cash proceeds of $92.1 million.

Preferred Stock

Our Board has the authority to issue up to 100,000 shares of preferred stock with a par value of $0.01 per share in one or more series and to fix the rights, preferences, privileges and restrictions in respect of that preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices and liquidation preferences and the number of shares constituting such series and the designation of any such series, without future vote or action by the stockholders. Therefore, the Board, without the approval of the stockholders, could authorize the issue of preferred stock with voting, conversion and other rights that could affect the voting power, dividend and other rights of the holders of shares or that could have the effect of delaying, deferring or preventing a change of control. There were no shares of preferred stock outstanding as of June 30, 2025 and 2024.

Note 11. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs. In December 2008, we adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (the Omnibus Plan), as amended and restated from time to time, under which 1,850,739 shares of Common Stock are authorized for issuance. The Omnibus Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, employees and advisors. As of June 30, 2025, there were 920,737 shares available for future grant under the Omnibus Plan.

In May 2021, we adopted the 2021 Inducement Plan (Inducement Plan, together with the Omnibus Plan, the Equity Plans), under which 125,000 shares of Common Stock were authorized for issuance. On June 9, 2023 our Board approved an amendment and restatement of the Inducement Plan to increase the aggregate number of shares of Common Stock authorized for issuance by 92,000 shares. The Inducement Plan is intended to assist us in attracting and retaining selected individuals to serve as employees who are expected to contribute to our success, by providing an inducement for such individuals to enter into employment with us and to achieve long-term objectives that will benefit our stockholders. As of June 30, 2025, there were 163,698 shares available for future grant under the Inducement Plan.

Total share-based compensation expense for all stock awards consists of the following, in thousands:

	For the Fiscal Year Ended June 30,
	2025	2024
Research and development	$(128)	$349
General and administrative	(16)	1,929
Total share-based compensation	$(144)	$2,278

Stock Options

Stock options granted to employees vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. As of June 30, 2025, there were a total of 869,148 options outstanding of which 815,846 were granted under the Omnibus Plan and 53,302 were granted under the Inducement Plan.

A summary of our stock option activity and related data follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2024	1,357,213	$31.60
Forfeited	(488,065)	$25.64
Outstanding at June 30, 2025	869,148	$32.90	5.8	$—
Vested and expected to vest at June 30, 2025	869,148		5.8	$—

As of June 30, 2025, the aggregate intrinsic value of outstanding options is calculated as the difference between the exercise price of the underlying options and the closing price of our Common Stock of $2.47 on that date.

Unrecognized compensation expense related to non-vested stock options totaled $0.1 million as of June 30, 2025. Such compensation expense is expected to be recognized over a weighted-average period of 1.17 years. As of June 30, 2025, we expect all outstanding options to vest.

We use a Black-Scholes valuation model to estimate the grant date fair value of stock options. During the year ended June 30, 2025, we did not grant any stock options. During the fiscal year ended June 30, 2024, the following weighted-average assumptions were used to calculate these fair values:

Risk-free interest rate	4.5%
Expected life (years)	5.7
Volatility	89.8%
Dividend yield	—%
Weighted-average grant date fair value	$5.20

Note 12. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the CODM, which is our Acting Chief Executive Officer and Chief Financial Officer, in deciding how to allocate resources and assess performance. Our CODM evaluates our financial information including year over year profit and loss comparisons and cash projections on an aggregate basis when assessing performance for allocating financial and personnel resources. We are not organized by market and are managed and operated as one business.

We identify our operating segments based on our business activities. We operate within a single operating segment, the development of pharmaceutical products. During fiscal 2025, we did not generate any revenue. During fiscal 2024, all revenues were generated in the United States. Our administrative functions including finance, business development and information systems, support the development of pharmaceutical products segment. We operate in one geographic area, the United States. The CODM allocates resources (inclusive of both capital and personnel) based upon our net loss, which is utilized to monitor year over year variances on a quarterly basis.

The accounting policies of the development of pharmaceutical products segment are the same as those described in Note 2. Summary of Significant Accounting Policies. All our assets are in the United States. The measure of segment assets is reported on the balance sheets as total assets. We do not have intra-entity sales or transfers.

During the years ended, June 30, 2025 and 2024, we had no transactions denominated in foreign currencies nor any intangible property for which we recognized amortization expense. During the years ended June 30, 2025 and 2024, we did recognize depreciation expense which we have included in "other expenses" within the table below. Depreciation expense is reported in our statements of cash flows and is expected to be zero during fiscal 2026. Non-cash expenses such as depreciating assets and share-based compensation are not part of the CODM's evaluation or decision-making process.

The following table summarizes our financial data for the development of pharmaceutical products segment:

	For the Fiscal Year Ended June 30,
	2025	2024
Revenues	$—	$65,297

Operating and other (income) expense
Employee expenses	9,293	13,207
Other segment expenses(1)	2,647	9,946
Professional fees	2,754	4,092
Legal fees	1,723	3,397
Impairment of long-lived assets	—	10,899
Fees paid on behalf of a related party	—	1,118
voruciclib	801	3,413
ME-344	253	4,724
Gain on disposition of a non-financial asset	(500)	—
Interest and dividend income	(1,026)	(3,277)
Total operating and other (income) expense	15,945	47,519
Total segment costs (loss) income and net (loss) income	$(15,945)	$17,778

________

(1) Includes product development costs associated with zandelisib determined to be immaterial for both periods presented, occupancy costs (including rent and utilities), share-based compensation costs, depreciation expense, administrative costs, travel and business taxes.

Note 13. Disposition of a Non-Financial Asset

On October 22, 2024 (the Closing Date), we and Aardvark Therapeutics, Inc. (the Purchaser), entered into an Asset Purchase Agreement (the Asset Purchase Agreement), whereby we sold to the Purchaser our rights, title and interest in and to certain assets related to ME-344, including relevant intellectual property rights, technology and contracts (the ME-344 Sale). Pursuant to the Asset

Purchase Agreement, the Purchaser paid us an initial payment of $0.5 million in cash plus a reimbursement amount of $55,000 at the closing of the transaction. The Purchaser may also make future milestone payments up to $62.0 million after the Closing Date, payable upon the achievement of certain regulatory and revenue milestones. The Purchaser also assumed certain of our liabilities after the Closing Date, including liabilities arising under the contracts transferred under the Asset Purchase Agreement. During the fiscal year ended June 30, 2025, no milestone were met.

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

Note 14. Income Taxes

Pre-tax loss consists of the following jurisdictions, in thousands:

	For the Fiscal Year Ended June 30,
	2025	2024
Domestic	$(15,945)	$17,778
Foreign	—	—
Pre-tax (loss) income	$(15,945)	$17,778

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows, in thousands:

	For the Fiscal Year Ended June 30,
	2025		2024
	$	%	$	%
Tax (benefit) expense at U.S. statutory rates	$(3,349)	21%	$3,733	21%
State tax (benefit) expense	(2,733)	17%	796	5%
Equity compensation	1,671	(10)%	901	5%
Change in valuation allowance	3,782	(24)%	(6,281)	(35)%
Section 162(m) limitation	507	(3)%	483	3%
Other	122	(1)%	368	1%
	$—	—%	$—	—%

Deferred tax liabilities and assets are comprised of the following, in thousands:

	June 30,
	2025	2024
Deferred tax assets (liabilities):
Tax losses carried forward	$53,346	$45,721
Capitalization of R&D costs	9,398	11,456
Fixed and intangible assets	7,881	8,058
Share-based payments	2,375	4,081
Right-of-use assets	—	(45)
Other	700	647
Total deferred tax assets	73,700	69,918
Valuation allowance for deferred tax assets	(73,700)	(69,918)
Net deferred tax assets and liabilities	$—	$—

We evaluate the recoverability of the deferred tax assets and the amount of the required valuation allowance. Due to the uncertainty surrounding the realization of the tax deductions in future tax returns, we have recorded a valuation allowance against our net deferred tax assets as of June 30, 2025 and 2024. At such time as it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance would be reduced.

We had federal and state net operating loss carryforwards of approximately $246.1 million and $23.8 million as of June 30, 2025. The federal net operating loss will carry forward indefinitely subject to an 80% taxable income limitation. The state net operating loss carryforwards will begin to expire in 2031 unless previously utilized.

Our ability to utilize our net operating loss carryforwards may be substantially limited due to ownership changes that have occurred or that could occur in the future under Section 382 of the Internal Revenue Code (Section 382) and similar state laws. A Section 382 study was completed through December 31, 2021, to analyze whether one or more ownership changes had occurred and determined that two such ownership changes did occur. We have not completed a Section 382 study through June 30, 2025. If an ownership change occurred our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes.

None of our prior income tax returns have been selected for examination by a major taxing jurisdiction; however, the statutes of limitations for various filings remain open. The oldest filings subject to potential examination for federal and state purposes are 2021 and 2020, respectively. If we utilize a net operating loss related to a closed tax year, the tax year in which the loss was incurred is subject to adjustment up to the amount of the net operating loss.

We have not reduced any tax benefit on our consolidated financial statements due to uncertain tax positions as of June 30, 2025 and we are not aware of any circumstance that would significantly change this result through the end of fiscal year 2026. To the extent we incur income-tax related penalties or interest, we will recognize them as additional income tax expense.

Note 15. Subsequent Events

Securities Purchase Agreements

On July 17, 2025, we entered into securities purchase agreements (the Securities Purchase Agreements) with certain investors (the Purchasers) pursuant to which we agreed to sell and issue to the Purchasers in a private placement offering (the Offering or the PIPE) an aggregate of (i) 23,216,898 shares of our Common Stock, at an offering price of $3.42 per share and (ii) Pre-Funded Warrants, to purchase up to an aggregate of 6,022,869 shares of Common Stock at an offering price of $3.4199 per Pre-Funded Warrant in exchange for net proceeds of $92.1 million. Each Pre-Funded Warrant is immediately exercisable for one share of Common Stock at the exercise price of $0.0001 per Pre-Funded Warrant Share and may be exercised at any time until all the Pre-Funded Warrants issued in the Offering are exercised in full. Each Purchaser’s ability to exercise its Pre-Funded Warrants in exchange for shares of Common Stock is subject to certain beneficial ownership limitations set forth therein. The Offering closed on July 22, 2025 (the SPA Closing Date). On July 24, 2025, Pre-Funded Warrants for the purchase of 2,084,509 shares of Common Stock were exercised, respectively, for a de minimis amount of cash proceeds. As of September 23, 2025, we issued 2,807,967 shares of Common Stock upon cashless exercises of 2,808,070 Pre-Funded Warrants.

On August 5, 2025, we announced the commencement of our primary reserve asset and implementation strategy built on a digital asset infrastructure and long-term capital innovation (a Litecoin Treasury Strategy) through our acquisition of Litecoin (LTC) tokens, reflecting the full deployment of the net proceeds of the PIPE.

Placement Agency Agreement

On July 17, 2025, we also entered into a Placement Agency Agreement (the Placement Agency Agreement) with Titan Partners Group LLC, a division of American Capital Partners, LLC (Titan), pursuant to which Titan agreed to serve as the exclusive placement agent for us in connection with the Offering. We agreed to pay Titan a cash fee equal to 7.0% of the aggregate gross cash proceeds received in the Offering (or $7.0 million). We also agreed to issue Titan warrants (the Placement Agent Warrants) to purchase up to 1,169,591 shares of Common Stock (equal to 4.0% of the Securities sold in the Offering) (the Placement Agent Warrant Shares), at an exercise price per share equal to $4.10, exercisable, in whole or in part, at any time and from time to time, for a period of five years from the date of issuance. In addition, we agreed to reimburse Titan for reasonable accountable expenses in an amount of $150,000, including legal fees in connection with the Offering.

Asset Management Agreement (the Asset Management Agreement)

On July 22, 2025, we and GSR Strategies LLC (GSR or the Asset Manager) entered into the Asset Management Agreement. The Asset Manager shall provide discretionary investment management services with respect to, among other assets, our proceeds from the Offering (the Account Assets) in accordance with the terms of the Asset Management Agreement. The Asset Manager will pursue a long-only investment strategy investing primarily in LTC. The custodians under the Asset Management Agreement will consist of Coinbase and other cryptocurrency wallet providers agreed to by us and the Asset Manager.

We shall pay the Asset Manager an asset-based fee (the Asset-based Fee) equal to 1.75% per annum of the Account Assets under management. The Asset-based Fee shall be paid in shares of Common Stock until the Asset Manager owns 4.99% of our issued and outstanding Common Stock and thereafter, the Asset-based Fee shall be paid in Pre-Funded Warrants (the GSR Pre-Funded Warrants) to purchase shares of Common Stock (the GSR Pre-Funded Warrant Shares). The number of shares of Common Stock or GSR Pre-Funded Warrants will be issued to be equal to the dollar amount of the Asset-based Fee being paid, divided by the average volume-weighted average price (VWAP) of the Common Stock for the 30 trading days ending with the trading day prior to the date that is the applicable 12-month anniversary of the SPA Closing Date (the Fee Reference Date).

As compensation for services rendered by the Asset Manager under the Asset Management Agreement, we issued warrants (the GSR Warrants) to the Asset Manager on the SPA Closing Date to purchase 1,461,989 shares of Common Stock (the GSR Warrant Shares) at various exercise prices per share of Common Stock as follows: (i) 584,795 shares of Common Stock at an exercise price of $3.42 per share; (ii) 292,398 shares of Common Stock at an exercise price of $3.93 per share; (iii) 292,398 shares of Common Stock at an exercise price of $4.62 per share; and (iv) 292,398 shares of Common Stock at an exercise price of $5.13 per share. The GSR Warrants are exercisable, in whole or in part, at any time for a period of five years from the date of issuance.

The Asset Management Agreement will, unless terminated earlier in accordance with its terms, remain in effect until the tenth anniversary of the date of the Asset Management Agreement. Beginning on the first anniversary of the AMA Effective Date (as defined below), the Asset Management Agreement may be terminated upon at least 90 days prior written notice to the other party (i) by us upon a determination of the Board to end the Lite Treasury Strategy, or (ii) by the Asset Manager for any reason. Additionally, the Asset Management Agreement may be terminated for cause (i) by us upon at least 30 days prior written notice to the Asset Manager or (ii) by the Asset Manager upon at least 60 days prior written notice to us.

On September 24, 2025, as payment of the annual Asset-based Fee under the Asset Management Agreement, we issued to GSR, 546,348 Pre-Funded Warrants with an exercise price of $0.0001 per share. Subject to the limitations on exercise set forth in the warrant agreement, the Pre-Funded Warrants may be exercised at any time until they are exercised in full.

Advisory Agreement

On July 22, 2025 (the AMA Effective Date), we also entered into an Advisory Agreement (the Advisory Agreement) with Green Dragon Investments LLC (Green Dragon). Pursuant to the Advisory Agreement, Green Dragon will provide us with asset management services with respect to the Account Assets.

We shall pay Green Dragon an asset-based fee (the Annual Advisory Fee) in warrants (the Advisory Warrants) to purchase a number of shares of the Common Stock (Advisory Warrant Shares) equal to 0.75% per annum of the Account Assets for such year, as calculated in accordance with the Asset Management Agreement. The number of Advisory Warrants to be issued for any given year shall be equal to the dollar amount of the Annual Advisory Fee for such year, divided by the average VWAP of the Common Stock for the 30 trading days ending with the trading day prior to the associated Fee Reference Date. The exercise price per share of the Advisory Warrants shall be set at a price equal to $0.0001. The Advisory Warrants shall be exercisable, in whole or in part, at any time for a period of five years from the date of issuance. The Advisory Warrants issued each year shall vest in four equal installments on the Fee Reference Date on which they are issued and then the succeeding three month anniversaries thereof.

The Advisory Agreement will, unless terminated earlier in accordance with its terms, remain in effect until the tenth anniversary of the Advisory Agreement. Either party may terminate the Advisory Agreement, with or without reason, by written notice to the other.

Strategic Advisor Agreement

On July 22, 2025, we also entered into a Strategic Advisor Agreement (the Strategic Advisor Agreement) with Green Grass Ventures (GGV). Pursuant to the Strategic Advisor Agreement, GGV provides us with strategic advice and guidance relating to the private placement of equity and equity-linked securities in connection with a proposed cryptocurrency asset management strategy, as well as with the Offering. As compensation for services rendered by GGV under the Strategic Advisor Agreement, upon the closing of the Offering, we issued warrants (the Strategic Advisor Warrants) to GGV to purchase 438,597 shares of Common Stock (the Strategic Advisor Warrant Shares). The exercise price per share of the Strategic Advisor Warrants is equal to $4.10. The Warrants shall be exercisable, in whole or in part, at any time for a period of five years from the date of issuance. The Strategic Advisor Agreement terminated in accordance with its terms on the SPA Closing Date.

Termination of the Cooperation Agreement

Effective July 22, 2025, upon closing of the Offering, the parties to the Cooperation Agreement mutually agreed to terminate such Cooperation Agreement.

Change in Board of Directors Composition

On July 22, 2025, in accordance with the certain Cooperation Agreement, Taheer Datoo and James Flynn tendered their resignations from the Board upon the Investors (as defined in the Cooperation Agreement) ceasing to own the Minimum Ownership Amount (as defined in the Cooperation Agreement). The Board accepted the resignation of Taheer Datoo and rejected the resignation of James Flynn. Upon closing of the Offering, the Board elected Charlie Lee to the Board. Mr. Lee is the creator of LTC and Director of the Litecoin Foundation.

On August 5, 2025, Steven D. Wood informed the Board of his decision to resign from the Board, effective immediately. On August 5, 2025, the Board elected Joshua Riezman to the Board. Mr. Riezman is Managing Director and Head of U.S. Legal and Compliance for GSR.

Entry into a New Sales Agreement

We entered into a Sales Agreement (the Sales Agreement) with Titan (in such capacity, the Agent), pursuant to which we may sell, from time to time, at its option, up to $100.0 million in aggregate principal amount of an indeterminate amount of shares (the ATM Shares) of Common Stock, through the Agent, as our sales agent. We will pay the Agent a commission of 3.5% of the gross sales price of the ATM Shares sold pursuant to the Sales Agreement, if any.

Any ATM Shares to be offered and sold under the Sales Agreement will be issued and sold (i) by methods deemed to be an at-the-market offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or in negotiated transactions, if authorized by us and (ii) pursuant to the Registration Statement on Form S-3 filed by us with the SEC on February 20, 2024 for an offering of up to $100,000,000 of various securities, including shares of our Common Stock, preferred stock, warrants, rights and/or units for sale to the public in one or more public offerings, which became effective on February 28, 2024 (the Registration Statement).

The offering of the ATM Shares will terminate upon the earliest of (a) the issuance and sale of all of the ATM Shares by the Agent on the terms and subject to the conditions set forth in the Sales Agreement and (b) the termination of the Sales Agreement by either of the parties thereto.

Option Grants

On July 15, 2025, our Board approved option grants for the purchase of 124,250 options to members of our Board and employees, with an exercise price of $3.07 per share.

On August 8, 2025, commensurate with Mr. Riezman's appointment to our Board, our Board approved an initial option grant for Mr. Riezman for the purchase of up to 10,000 shares of our Common Stock with an exercise price of $5.19 per share.

Sales under our ATM Program

Between the SPA Closing Date and September 23, 2025, we issued and sold 882,924 shares of our Common Stock at an average selling price of $5.4484 per share for gross proceeds of $4.8 million, less underwriter's commission and expenses of approximately $0.2 million, for net proceeds of $4.6 million, through our ATM Program.

Master Loan Agreement

On September 3, 2025, we entered into a master loan agreement (the Loan Agreement) with BitGo Prime, LLC (Lender). The Loan Agreement creates a framework under which we may borrow any digital assets or cash from Lender from time to time. Each loan is documented in a separate loan request agreed to by the parties setting for the specific terms, including principal amount, fees, collateral requirements and the date on which the loan is to commence and mature.

The loan fee, effectively the interest rate on the borrowed amounts, is to be determined for each loan and is calculated on a daily basis at the annualized rate specified in each confirmation.

Each loan may have a fixed term, or may include a call option or prepayment option, as specified in each loan request. In general, either party can terminate a loan by providing notice within the time frame set forth in the Loan Agreement. Upon termination, the borrowed digital assets or cash must be returned and the related collateral released.

Borrowings under the Loan Agreement are secured by collateral in favor of the Lender. Collateral may include cash or other forms agreed upon by the Parties. The collateral’s required value is typically higher than the borrowed amount, subject to margin calls as set forth in the Loan Agreement. If the value of posted collateral falls below the margin call threshold, the Company must promptly post additional collateral. Failure to maintain sufficient collateral can result in an event of default and remedies available to the Lender, including the right to liquidate pledged collateral.

The Loan Agreement contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report, or June 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2025. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that, as of June 30, 2025, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our Acting Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2025 none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below are the names, ages and certain biographical information as of the date of filing of this Annual Report on Form 10-K (Annual Report) regarding our directors.

Name	Age	Positions Held	Expiration of Term
Thomas C. Reynolds, M.D., Ph.D.	66	Director	Fiscal 2026 Annual Meeting of Stockholders
Joshua Riezman	42	Director	Fiscal 2026 Annual Meeting of Stockholders
James Flynn	45	Director	Fiscal 2027 Annual Meeting of Stockholders
Charles B. Lee	48	Director	Fiscal 2027 Annual Meeting of Stockholders
Nicholas R. Glover, Ph.D.	56	Director	Fiscal 2028 Annual Meeting of Stockholders
Frederick W. Driscoll	74	Director	Fiscal 2028 Annual Meeting of Stockholders

Thomas C. Reynolds, M.D., Ph.D., age 66, Director

Dr. Reynolds has been a director of Lite Strategy since February 2013. He is President of Two Paddles Consulting LLC since December 2013, providing consulting services to biotechnology and pharmaceutical companies. Dr. Reynolds served as an independent director of Trillium Therapeutics Inc. (NASDAQ: TRIL; TSX: TR), an immuno-oncology company, from March 2014 to April 2021. Previously, he served as Chief Medical Officer of Seattle Genetics, a biotechnology company, from March 2007 until his retirement in February 2013. While at Seattle Genetics, he was responsible for building and leading an integrated clinical development, regulatory and medical affairs organization, highlighted by the development and approval of ADCETRIS®. From 2002 to 2007, Dr. Reynolds served at ZymoGenetics (acquired by BMS in 2010), most recently as Vice President, Medical Affairs, where he oversaw the clinical development and regulatory filing of RECOTHROM®. Previously, he was Vice President, Clinical Affairs at Targeted Genetics and before that was at Somatix Therapy (acquired by Cell Genesys in 1997). Dr. Reynolds received his M.D. and Ph.D. in Biophysics from Stanford University and a B.A. in Chemistry from Dartmouth College.

Joshua Riezman, age 42, Director

Joshua Riezman was appointed as a director of Lite Strategy on August 5, 2025 pursuant to a Side Letter with GSR Strategies LLC entered into in connection with the PIPE on July 22, 2025. Mr. Riezman currently serves as Chief Strategy Officer – US and Global Deputy General Counsel at GSR Services US LLC, a global digital asset trading and investment firm. He leads U.S. business strategy and regulatory initiatives, while also overseeing the firm’s US legal and compliance functions. Prior to GSR Services USA LLC, Mr. Riezman was Assistant General Counsel – Head of Product and Regulatory Legal at Circle, a global digital currency fintech firm, where he led the product and regulatory legal function and advised on complex global financial regulatory matters. Before Circle, he served as Director and Counsel – Head of Prime Services and Clearing Legal (Americas) at Société Générale and previously held legal roles at Deutsche Bank and Teigland-Hunt LLP, with expertise in U.S. and international derivatives, clearing and financial regulation. Mr. Riezman received his J.D. from Fordham University School of Law, where he served as Senior Articles Editor for the Environmental Law Review and earned his B.A. in International Affairs from The George Washington University.

James Flynn, age 45, Director

Mr. Flynn has been a director of Lite Strategy since October 2023. Mr. Flynn is currently a Managing Member and Portfolio Manager of Nerium Capital LLC, an investment adviser he founded in 2021. Mr. Flynn also currently serves on the board of directors of Synlogic, Inc. (NASDAQ: SYBX), a biopharmaceutical company with a focus on rare metabolic disorders and RiceBran Technologies, an innovative specialty ingredients company, both since 2024. Previously, Mr. Flynn served on the board of directors of ARCA Biopharma and Axiom Health, Inc. Prior to that, Mr. Flynn worked in various investment management roles at Aptigon Capital (a division of Citadel LLC), Amici Capital, LLC and Putnam Investments LLC. Mr. Flynn earned a S.B. degree in Management Science with a concentration in Finance and a minor in Economic Science from the Massachusetts Institute of Technology. Mr. Flynn is a Chartered Financial Analyst (CFA) charterholder.

Charles B. Lee, age 48, Director

Charles B. Lee was appointed as a director of Lite Strategy on July 22, 2025. Mr. Lee also currently serves on the board of BTCS, Inc (NASDAQ: BTCS), a digital asset and blockchain technology focused company since 2021. Mr. Lee is the creator of Litecoin and Director of the Litecoin Foundation. Mr. Lee attended MIT where he graduated in 2000 with a bachelor’s and master’s degree in electrical engineering and computer science. Prior to creating Litecoin, Mr. Lee was a Software Engineer at Google. In 2011, Mr. Lee created Litecoin in an effort to improve upon Bitcoin’s high fees, slower transaction times and scalability issues. Mr. Lee went on to work for Coinbase where he became Director of Engineering before leaving the company in 2017 to focus on supporting the development of Litecoin full time.

Nicholas R. Glover, Ph.D., age 56, Director

Dr. Glover has been a director of Lite Strategy since June 2013. He is currently Chief Executive Officer of MycRx Holdings Inc., a privately held drug discovery company and serves as a consultant to the biotech industry. Previously, he served as President and Chief Executive Officer of Sierra Oncology (NASDAQ: SRRA), a drug development company focused on advancing targeted therapeutics for the treatment of patients with cancer, from July 2014 through May 2020. Prior to joining Sierra, he served as President and Chief Executive Officer of YM Biosciences, an oncology drug development company, from November 2010 until its acquisition by Gilead Sciences in February 2013. Previously, Dr. Glover was President and Chief Executive Officer of Viventia Biotech, a biopharmaceutical company involved in the discovery and development of monoclonal antibody-based technologies for the treatment of cancer, which he joined after serving as an investment manager for MDS Capital, a life sciences venture capital firm. Dr. Glover holds a B.Sc. (Hons) in Chemistry from the University of East Anglia, U.K., a M.Sc. in Chemistry from the University of British Columbia, Canada and a Ph.D. in Chemistry from Simon Fraser University, Canada.

Frederick W. Driscoll, age 74, Chair

Mr. Driscoll has been a director of Lite Strategy since February 2018 and was appointed as chairperson of the board of directors on July 22, 2024. He currently serves on the board of directors of Cellectar Biosciences, Inc., a clinical-stage biopharmaceutical company and Adipo Therapeutics, a private preclinical stage biopharmaceutical company. He served as interim Chief Financial Officer at Invivyd, Inc. from September 2022 to May 2023. He served as Chief Financial Officer of Renovacor, Inc., a leading late-stage biotechnology company, from March to June 2022. He served as the Chief Financial Officer of Flexion Therapeutics, Inc., a commercial-stage biopharmaceutical company, from 2013 to 2017 and rejoined in June 2021 as Chief Financial Officer until it was sold to Pacira BioScience. Prior to joining Flexion, he was the Chief Financial Officer at Novavax, Inc. from 2009 to 2013. From 2008 to 2009, Mr. Driscoll served as the Chief Executive Officer at Genelabs Technologies, Inc. and from 2007 to 2008 he served as its Chief Financial Officer. He was also the Chief Executive Officer of OXiGENE, Inc. from 2000 to 2006. Mr. Driscoll also served as the chairman of the board and audit committee chair at OXiGENE and as a member of the audit committee for Cynapsus Therapeutics, Inc. Mr. Driscoll earned a bachelor’s degree in Accounting and Finance from Bentley University.

Information about the Board of Directors and its Committees

The Board has responsibility for the overall corporate governance of Lite Strategy. During the fiscal year ended June 30, 2025, a majority of the members of the Board were and as of the date of this Annual Report are, independent within the meaning of the Nasdaq Stock Market (Nasdaq) rules.

The Board has established an Audit Committee to oversee Lite Strategy’s financial matters, a Compensation Committee to oversee our compensation policies, plans and programs and a Nominating and Governance Committee to assist the Board in nominating board members to be elected by the stockholders at the Annual Meeting, to fill vacancies and newly created directorships and to evaluate and monitor all matters with respect to governance of Lite Strategy and oversee compliance by Lite Strategy with its legal and regulatory obligations. As of the date of this Annual Report, our schedule of committee members is as follows:

Board Member	Audit Committee	Compensation Committee	Nominating & Governance Committee
Frederick W. Driscoll
James Flynn
Nick Glover, PhD.
Thomas C. Reynolds, MD, PhD.
Charles B. Lee*
Joshua Riezman*

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
•
assessing annually Lite Strategy’s major financial risks and exposures;
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

The Board of Directors has determined that each of the Audit Committee members is independent, as defined in accordance with Nasdaq and SEC rules. We have adopted an Audit Committee Charter, which is posted on its website at https://litestrategy.com. The Audit Committee met four times during the fiscal year ended June 30, 2025.

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
•
ensure Lite Strategy meets the reporting requirements promulgated by the SEC regarding compensation and disclosure of compensation and compensation related practices;
•
assess potential compensation related risks; and
•
evaluate and ensure compliance with Say-on-Pay requirements.

The Compensation Committee also consults with and considers the recommendations of the Acting Chief Executive Officer and Chief Financial Officer with respect to the appropriate level and mix of the various compensation components, focused primarily on the particular goals of applicable executives and employees in a particular year. The Board has adopted a written charter for the Compensation Committee, which is available on our website at https://litestrategy.com. Dr. Glover has served as the Chairman of the Compensation Committee since December 16, 2021. The other members of the Compensation Committee during the fiscal year ended June 30, 2025, were Dr. Reynolds and Mr. Wood. On August 5, 2025, Mr. Wood resigned his position on the Board and his position on the Compensation Committee and the position was subsequently filled by Mr. Flynn upon approval of the Board on August 8, 2025. The Board has determined that each member of the Compensation Committee is independent in accordance with the applicable Nasdaq and SEC rules. The Compensation Committee met one time during the fiscal year ended June 30, 2025.

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
•
overseeing the Board evaluation process and evaluating the size and composition of the Board; and
•
evaluating any stockholder proposal and whether to recommend to the Board and whether Lite Strategy shall support or oppose the proposal.

Dr. Reynolds has served as Chairman of the Nominating and Governance Committee since January 2023. The other members of the Nominating and Governance Committee for the fiscal year ended June 30, 2025 were Mr. Flynn and Mr. Datoo. On July 22, 2025, Mr. Datoo resigned his position on the Board and his position on the Nominating and Governance Committee and the position was subsequently filled by Mr. Driscoll upon approval of the Board on August 5, 2025. Lite Strategy’s Nominating and Governance Committee Charter is posted on its website at https://litestrategy.com. The Board has determined that Dr. Reynolds, Mr. Flynn and Mr. Driscoll are independent members of the Nominating and Governance Committee in accordance with applicable Nasdaq and SEC rules and Mr. Datoo was not considered independent in accordance with the applicable Nasdaq and SEC rules. The Nominating and Governance Committee met one time during the fiscal year ended June 30, 2025.

Stockholders who would like to propose an independent director candidate for consideration for nomination by the Board at next year’s annual meeting of stockholders may do so by submitting the candidate’s name, resume and biographical information to the attention of Justin J. File, Secretary, Lite Strategy, Inc., 9920 Pacific Heights Blvd, Suite 150, San Diego, California 92121. All stockholder nominations received by the Secretary, which comply with the advance notice provisions of MEI Pharma's Amended and Restated Bylaws, will be presented to the Nominating and Governance Committee for the same consideration as individuals identified by the Nominating and Governance Committee through other means.

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

Application of these factors requires the exercise of judgment by members of the Nominating and Governance Committee when the Committee makes recommendations to the Board and cannot be measured in a quantitative way. The Nominating and Governance Committee and the Board generally value the broad business experience and independent business judgment in the health care, life sciences and other fields of each member. Specifically, Mr. Driscoll is qualified for the Board based on his business experience in the pharmaceutical industry, the area of finance and his status as an audit committee financial expert. Dr. Glover is qualified for the Board based on his business experience and his drug development experience in the oncology field. Dr. Reynolds is qualified for the Board based on his medical experience and experience in clinical development and regulatory and medical affairs. Mr. Flynn is qualified for the Board based on his business experience in the pharmaceutical industry and his business development experience. Mr. Lee is qualified for the Board based on his knowledge of Litecoin and his experience in the cryptocurrency industry. Mr. Riezman is qualified for the Board based on his experience in the cryptocurrency industry. Mr. Datoo was qualified for the Board based on his business development experience. Mr. Wood was qualified for the Board based on his business development experience.

In addition, the Nominating and Governance Committee oversees compliance by Lite Strategy with its legal and regulatory obligations and periodically reviews our:

•
Code of Business Conduct and Ethics;
•
Insider Trading Policy;
•
Corporate Disclosure Policy;
•
amended and restated certificate of incorporation;
•
amended and restated bylaws; and
•
the independent status of our directors.

Director Independence

The Board has determined the independence of each director in accordance with the elements of independence set forth in the Nasdaq listing standards. Based upon information solicited from each director, the Board has determined that each of Mr. Driscoll, Dr. Glover, Dr. Reynolds, Mr. Flynn, Mr. Wood during his service on the Board, had no material relationship with Lite Strategy and is independent within the meaning of Nasdaq’s director independence standards as currently in effect. Mr. Datoo was not considered independent within the meaning of Nasdaq’s director independence standards as currently in effect and Messrs. Lee and Riezman are not considered independent within the meaning of Nasdaq's director independence standards currently in effect. In making the foregoing determinations, the Board has considered both the objective tests set forth in the Nasdaq independence standards and subjective measures with respect to each director necessary to determine that no relationships exist that would interfere with the exercise of independent judgment by each such director in carrying out responsibilities of a director.

Board Leadership Structure

Mr. Driscoll has served as the Chair of our Board since July 2024. The Board does not have a policy addressing whether the same person should serve as both the Chief Executive Officer and Chair of the Board or if the roles should be separate. Our Board believes that it should have the flexibility to make its determination based upon what it considers to be the appropriate leadership structure for Lite Strategy at the time. The Board believes that its current leadership structure is appropriate for Lite Strategy at this time.

Board Role in Risk Oversight

Risk is an integral part of the Board and Committee deliberations throughout the year. While the Board has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk management. In particular, the Audit Committee focuses on financial risk, including internal controls and receives financial risk assessment reports from management. Risks related to the compensation programs are reviewed by the Compensation Committee. The Nominating and Governance Committee exercises oversight of governance risks, including succession planning and legal compliance. The Board is advised by these committees of significant risks and management’s response through periodic updates.

Anti-Hedging and Pledging Policies

Under our Insider Trading Policy, all directors, officers, employees and consultants of Lite Strategy are subject to restrictions on hedging of securities of Lite Strategy. These restrictions apply to securities of Lite Strategy owned by such persons, regardless of whether such securities were granted by us to such persons as compensatory awards. Our Insider Trading Policy prohibits such persons from engaging in short sales of securities of Lite Strategy or in transactions in publicly traded options with respect to our securities. In addition, our Insider Trading Policy permits, but discourages, such persons from holding our securities in a margin account or pledging securities of Lite Strategy as collateral for a loan and from entering standing orders with respect to our securities.

Stockholder Communications with the Board of Directors

Our stockholders may communicate with the Board, including non-executive directors or officers, by sending written communications addressed to such person or persons in care of Lite Strategy, Inc., Attention: Secretary, 9920 Pacific Heights Blvd., Suite 150, San Diego, California, 92121. All communications will be compiled by the Secretary and submitted to the addressee. If the Board modifies this process, the revised process will be posted on our website.

Appointment of Directors

Our amended and restated certificate of incorporation and amended and restated by-laws provide that the number of directors will be set by resolution of the board, but shall be between two and nine. We currently have six directors.

Under our amended and restated certificate of incorporation and amended and restated by-laws, directors are to be elected at each annual meeting of stockholders for a term of three years unless the director is removed, retires or the office is vacated earlier. The board is divided into three classes with respect to the term of office, with the terms of office of one class expiring each successive year. This classified board provision could discourage a third-party from making a tender offer for Lite Strategy's shares or attempting to obtain control of Lite Strategy. It could also delay stockholders who do not agree with the policies of the Board from removing a majority of the Board for two years.

A director may resign at any time. The resignation is effective upon receipt of notice. Any or all directors may be removed with cause by a resolution of stockholders entitled to vote to elect directors. Vacancies from resignation or removal or expansion of the size of the board may be filled by resolution of a majority of directors then in office or by a sole remaining director and any director so appointed shall serve for the remainder of the full term of the class of directors in which the vacancy occurred.

Attendance of Directors at Board Meetings and Stockholder Meetings

During the fiscal year ended June 30, 2025, the Board held a total of 46 meetings and each director attended at least 75% of the total number of meetings of the Board and of the meetings of each committee of the Board on which such director served.

All directors are expected to attend our annual meetings of stockholders. Four of six of our directors then in the office attended the annual meeting of stockholders held in January 2025.

Code of Ethics

We have adopted a Code of Business and Ethics policy that applies to our directors and employees (including our principal executive officer and our principal financial officer) and have posted the text of our policy on our website (https://litestrategy.com), under Investors – Governance Documents. In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our principal executive officer and principal financial officer and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future. Except as expressly stated herein, information contained on our website is not incorporated by reference herein and shall not be deemed a part of this Annual Report on Form 10-K.

Executive Officers

Our executive officers are appointed by and serve at the discretion of the Board. Set forth below is the name and certain biographical information regarding Lite Strategy’s executive officer as of the date of filing of this Annual Report.

Justin J. File, age 55, Acting Chief Executive Officer, Chief Financial Officer and Secretary

Mr. File has been our Acting Chief Executive Officer since August 1, 2024 and our Chief Financial Officer since August 1, 2023. Mr. File has over 30 years of experience in accounting and finance, working in both public and private companies. He has a diverse range of experience, having worked in various industries, including the life sciences industry for the past 17 years. From 2015 to 2023, Mr. File was the Chief Financial Officer and Corporate Secretary of Evofem Biosciences, Inc., a women's health company that developed and commercialized Phexxi®, a nonhormonal contraceptive for women. While at Evofem he helped bring the company public through a reverse merger and was responsible for overseeing corporate finance and accounting, information technology and investor relations. Previously, Mr. File provided executive financial and accounting oversight consulting services to biotechnology companies and before that led accounting operations and reporting at Sequenom, Inc., a molecular diagnostic company. He additionally served as Treasurer of Sequenom’s diagnostic subsidiary. Before joining industry, Mr. File worked for approximately ten years in public accounting, primarily with Arthur Andersen LLP. Mr. File graduated from Central Washington University with a Bachelor of Science in Accounting and Business Administration. He is a Certified Public Accountant (inactive).

Insider Trading Policy

With respect to Item 408(b)of Regulation S-K, we have an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to us and our personnel, including officers, directors, employees and agents, and other covered persons (the Insider Trading Policy). The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes the compensation strategy, policies, programs and practices for the named executive officers identified in the Summary Compensation Table. For fiscal year 2025, the named executive officers consist of Justin J. File, Acting Chief Executive Officer, Chief Financial Officer and Secretary, David M. Urso, Chief Executive Officer and General Counsel and Richard G. Ghalie, M.D., Chief Medical Officer, to whom we collectively refer in this Compensation Discussion and Analysis as our named executive officers. Mr. Urso and Dr. Ghalie resigned their respective positions as of August 1, 2024.

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

Our overall compensation philosophy has been to pay our executive officers an annual base salary and to provide opportunities, through cash and equity incentives, to deliver higher compensation if certain key performance goals are satisfied or exceeded. However, for fiscal year 2025, we realigned our compensation philosophy in connection with the July 22, 2024, announcement that the Board was beginning an evaluation of our strategic alternatives, including potential transactions or an orderly wind-down of operations, if necessary with a goal of maximizing the value of our assets for our shareholders. The new fiscal year 2025 compensation approach focused on the retention of key employees and our remaining executive officer in order to effectively conduct daily operating activities while pursuing strategic alternatives.

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

Setting Executive Compensation

The Compensation Committee considers peer group analysis as a component of its overall executive compensation decision process, but it does not attempt to set executive compensation to a specific benchmark level or percentile as compared to executive compensation levels at other companies and determines the mix of compensation based on its review of such competitive data. We believe our approach to compensation does not encourage excessive risk-taking by our executives as it is not a market outlier, is based on a typical mix of short- and long-term compensation tied to both internal objectives and to stockholder value and reflects the importance of the retention of our remaining executive employee throughout our strategic alternative phase of operations during fiscal year 2025.

Our peer group of companies used for context when setting fiscal year 2025 officer compensation consisted of the same 20 publicly traded drug development companies that were approved by the Compensation Committee with input from management and F. W. Cook, our compensation consultant, for fiscal year 2024 decisions. The peer group is composed of drug development companies with a broadly similar market cap at the time, (median peer market cap at the time the peer data were reviewed by the Committee in

June 2023 was $111 million), generally without material revenue from commercial products and with emphasis on oncology drug development companies and was used as context for setting fiscal year 2025 executive officer compensation in light of our strategic alternative operations. This peer group was as follows:

Aeglea BioTherapeutics	Kronos Bio
BioAtla	Leap Therapeutics
Cardiff Oncology	Molecular Templates
CEL-SCI Corporation	Oncternal Therapeutics
CytomX Therapeutics	Pieris Pharmaceuticals
ESSA Pharma	Rigel Pharmaceuticals
Fusion Pharma	Surface Oncology
G1 Therapeutics	Syros Pharmaceuticals
Glycomimetics	UroGen Pharma Ltd.
Karyopharm Therapeutics	Verastem

Role of Stockholder Say-on-Pay Votes

At our annual meeting of stockholders held in January 2025, approximately 66% of the shares voted at the meeting approved, on an advisory basis, the compensation of our named executive officers. The Compensation Committee considers input from stockholders, its compensation consultant and proxy advisors, when assessing its compensation philosophy and the components of its compensation program, giving further consideration to the level of attainment of corporate goals and to the compensation data of our peer group so that compensation decisions are broadly consistent with market practice. The Compensation Committee did not change the compensation program for fiscal 2025 as a result of the Say on Pay vote in January 2025 because principal executive officer had changed in the meantime, and CEO compensation during fiscal year 2025 had a relatively low value in recognition of the strategic alternatives review

Elements of Compensation

Our Acting Chief Executive Officer and Chief Financial Officer’s compensation has three key elements: (i) base salary, (ii) performance-based cash incentives and (iii) equity-based compensation. These elements of executive compensation are intended to align the interests of our executive officers with those of our stockholders.

Base Salary

Base salaries serve to provide a fixed amount of compensation to our executive officers for successfully fulfilling their responsibilities. We establish base salaries for our executive officers when they join us or upon promotion. Base salaries for executive officers are reviewed and determined by the Compensation Committee annually during the first fiscal quarter, or upon promotion, following consultation with our compensation consultant. In connection with the Board's appointment of Justin J. File, our then current Chief Financial Officer, to serve in the additional capacity of Acting Chief Executive Officer, the Compensation Committee increased Mr. File's salary from $450,000 to $550,000, effective August 1, 2024.

Mr. Urso’s and Mr. Ghalie’s employment terminated after approximately one month of service during fiscal year 2025. They were not provided a salary increase during that time and most of their compensation reported in the Summary Compensation Table reflects severance provided upon their termination.

Performance-based Cash Incentives

The Compensation Committee believes that allocating a meaningful amount of our executive officers’ total cash compensation to the achievement of corporate goals and objectives aligns their interests with those of our stockholders. The Compensation Committee establishes annual corporate incentive bonus targets for each of our executive officers, expressed as a percent of base salary. Fiscal year 2025 bonus targets as a percent of base salary were set at the start of the fiscal year at 50% for Mr. Urso and 40% for Dr. Ghalie and Mr. File. In connection with the Board's appointment of Justin J. File, our then current Chief Financial Officer, to serve in the additional capacity of Acting Chief Executive Officer, the Compensation Committee increased Mr. File's annual corporate incentive bonus target from 40% to 50%. The corporate goals and objectives are generally critical activities or strategic initiatives designed to move forward the clinical and operating activities and enhance stockholder return. However, in light of the strategic alternatives announcement and potential cessation of operations during the year Mr. File’s, the Acting Chief Executive Officer, performance-based cash incentive for fiscal year 2025 was based on his 50% target bonuses as Acting Chief Executive Officer, and he was also provided a $96,000 Success Fee related to retention of cash in excess of the forecast during the nine months ending March 31, 2025.. The Committee viewed preserving the Company’s cash as the most important metric for measuring Mr. File’s success as it directly benefited shareholders in the event that the strategic review had resulted in liquidation of the Company. Mr. Urso and Mr, Ghalie terminated employment after approximately one month of fiscal 2025 service and did not participate in the cash bonus plan for fiscal 2025.

Equity-based Compensation

The Compensation Committee believes that long-term value creation is achieved through an ownership culture that encourages performance by our executive officers through stock and stock-based awards. This potential reward for stockholder value creation is also key to our retention strategy. Under our Amended and Restated MEI Pharma, Inc. 2008 Omnibus Equity Compensation Plan (the 2008 Equity Plan), we may award incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares and units. Stock options expire after 10 years, have an exercise price equal to the fair market value at grant, typically vest 25% after one year and in equal monthly installments thereafter over the next 36 months and have a three-month post-termination exercise period.

Due to our strategic alternatives announcement during the first quarter of fiscal year 2025, we did not conduct our regular annual equity grant cycle and no equity compensation grants were awarded to our executive officers or employees during our fiscal year ended June 30, 2025. All options granted before and during fiscal year 2024 are currently underwater as of the date of the filing of this Annual Report and do not provide any value at our current share price.

Executive Benefits and Perquisites

We offer benefit programs to our employees, including named executive officers, which include paid time off, health insurance and a company sponsored 401(k) plan. Our executive officers generally do not receive any supplemental retirement benefits or perquisites and participate in the above listed benefit programs on the same basis as other full-time employees.

Severance and Change in Control Agreements

Each of Messrs File, Urso and Dr. Ghalie’s employment agreements provide or provided for certain severance payments upon the applicable employee’s termination by us, other than for cause or by the applicable employee for good reason, as such terms are defined in the respective employment agreement. Upon such a termination of employment, the employment agreements require us to: (i) make a payment to the applicable employee in lieu of notice in an amount equal to twelve months of such employee’s base salary (as in effect at the time of such employee’s termination from employment) and (ii) accelerate the vesting of the applicable employee’s options so that such employee will be vested in the same number of shares of common stock subject to the options as if such employee had continued to be employed by us for an additional twelve months. Such payment and additional option vesting are conditional upon the execution of a customary release of claims in favor of us and our affiliates, in a form prescribed by us. The payment in lieu of notice will be paid to the applicable employee in a single lump sum payment as soon as administratively practicable after the maximum review and revocation period for the release agreement as may be required under applicable law, if any, or such earlier date as determined in our sole discretion, but in no event more than 60 days after the applicable employee’s termination of employment.

Mr. Urso's and Dr. Ghalie's last day as CEO and CMO was on August 1, 2024. Mr. Urso and Dr. Ghalie’s severance was paid pursuant to their employment agreements dated June 2, 2023 and January 16, 2024, respectively, (and as further documented in their respective separation and release agreements dated August 4, 2024 and August 3, 2024, respectively) with 12 months base salary and accelerated vesting of the portion of their stock options that would have vested over the next 12 months, plus their pro-rata fiscal year 2025 bonus as calculated from their last day of employment. Further, a total of 61,646 options accelerated for Mr. Urso and 18,861 for Dr. Ghalie, reflecting the number of shares which would have vested during the next 12 months, respectively. Mr. Urso’s and Dr. Ghalie’s vested options may be exercised after separation of service for one year until August 1, 2025, not to exceed their original term, if applicable. If their respective consulting agreements remain in place after August 1, 2025, their vested option grants will continue to be exercisable until 90 days post termination of their respective consulting agreements, as provided for in our equity compensation plan. As of the fiscal year ended June 30, 2025, only Dr. Ghalie’s consulting agreement continues to be active and his vested options exercisable.

If Mr. File’s employment would have been terminated as of June 30, 2025, he would have been entitled to receive payments in accordance with this Amended and Restated Employment Agreement dated March 30, 2025. Additionally, he would have been entitled to 12 months of options vesting that aggregated 13,326 as of June 30, 2025. There was no intrinsic value of the option vesting acceleration as of June 30, 2025, because all options were underwater.

In the event of a change in control, as defined in the 2008 Equity Plan, unless the Compensation Committee of the Board determines otherwise, all options granted to Mr. File will accelerate and become fully exercisable effective upon the date of the change in control. There was no intrinsic value of unvested stock options as of June 30, 2025, upon a change in control, because all options were underwater.

Retention Bonus

As provided for in Mr. File’s Amended and Restated Employment Agreement, he is entitled to receive a retention bonus equal to $412,500 that will be payable as a lump sum payment within 30 days of the Retention Date (defined below), provided that through the Retention Date, Mr. File (i) remains actively employed by the Company in good standing and has not provided notice of his resignation from the Company, (ii) continues to perform his regular job duties and other duties specifically assigned to him by the

Board, and (iii) continues to comply with the Company’s policies and agreements (as defined in the Amended and Restated Employment Agreement). The “Retention Date” means the first to occur of (i) the closing date of a change in control, (ii) the date of Mr. File’s termination of employment by the Company without cause, termination for good reason, or termination due to death or disability, (iii) the date that is 30 days after the date on which the Board of the Company approves the dissolution, wind down, liquidation or other winding-up of the Company, or (iv) September 30, 2025.

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

CEO Pay Ratio

SEC rules require us to disclose the total annual compensation of our principal executive officer for fiscal year 2025, who was Justin J. File, our Acting Chief Executive Officer and Chief Financial Officer, the median of the total annual compensation of all employees other than our principal executive officer, as well as their ratio to each other (the CEO Pay Ratio). Total annual compensation for our principal executive officer and for the median of the total annual compensation of all employees is calculated in accordance with SEC rules applicable to the Summary Compensation Table. For fiscal year 2025, these amounts were as follows:

•
Our principal executive officer’s total annual compensation: $912,667
•
Our median employee’s total annual compensation: $350,117
•
CEO Pay Ratio: 2.61 to 1

In determining the median compensated employee, we chose June 30, 2025, as the determination date. As of this date, we had three employees, excluding our principal executive officer. In determining our median compensated employee and calculating the CEO Pay Ratio, we did not use any of the exemptions permitted under SEC rules, nor did we rely upon any material assumptions, adjustments or estimates.

We believe that the CEO Pay Ratio set forth above is a reasonable estimate for fiscal year 2025, determined in a manner consistent with SEC rules. The SEC rules for identifying the median compensated employee and calculating the CEO Pay Ratio based on that employee’s total annual compensation permit companies to adopt a variety of methodologies, to apply certain exemptions and to make certain assumptions, adjustments or estimates that reflect their compensation policies. Accordingly, the CEO Pay Ratio may not be comparable to the pay ratios reported by other companies, which may have used different methodologies, assumptions, adjustments or estimates in calculating their pay ratios.

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

Mr. James Flynn

This Section is not soliciting material, is not deemed filed with the SEC and is not to be incorporated by reference in any filing of our under the Exchange Act or the Securities Act, other than in our Annual Report on Form 10-K where it shall be deemed to be furnished, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

EXECUTIVE COMPENSATION

Our Executive Officers

Our named executive officers for the fiscal year ended June 30, 2025, were:

•
Justin J. File, Acting Chief Financial Officer, Chief Financial Officer
•
David M. Urso, former President and Chief Executive Officer
•
Richard G. Ghalie, former Chief Medical Officer

Summary Compensation Table

The table below sets forth for the fiscal years ended June 30, 2025 and 2024, the compensation of our named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($) (3)
Justin J. File (4)	2025	$541,667	$—	$—	$371,000	(5)	$—		$912,667
Acting Chief Executive Officer, Chief Financial Officer	2024	$450,000	$—	$—	$164,700	(6)	$—		$614,700
David M. Urso (7)	2025	$53,528	$—	$—	$—		$812,730	(9)	$866,258
Former President and Chief Executive Officer	2024	$614,000	$—	$—	$280,905	(8)	$—		$894,905
Richard G. Ghalie (10)	2025	$43,866	$—	$—	$—		$633,796	(12)	$677,662
Former Chief Medical Officer	2024	$503,165	$—	$159,800	$184,158	(11)	$—		$847,123

(1)
Represents the aggregate grant date fair value of restricted stock unit awards (RSUs) granted in accordance with Financial Accounting Standards Board, Accounting Standards Codification, Topic 718, Stock Compensation (ASC Topic 718), calculated based on the closing market price of our common stock on the date of grant.
(2)
Represents the aggregate grant date fair value of options granted in accordance with ASC Topic 718. There we no equity awards granted to our named executive officers during fiscal year 2025.
(3)
In accordance with the SEC rules, the compensation described in this table does not include various health and welfare or other benefits received by our named executive officers that were generally available to all our regular, full-time employees, as well as certain perquisites and other benefits received by our name executive officers that, in the aggregated, were less than $10,000 for any officer.
(4)
Effective August 1, 2024, Mr. File became our Acting Chief Executive Officer, in addition to his Chief Financial Officer role that was effective August 1, 2023.
(5)
In accordance with the terms of his Amended and Restated Employment Agreement dated March 30, 2025, during fiscal year 2025 Mr. File was paid a $275,000 annual incentive bonus, which represented 50% of his base salary and a $96,000 Success Fee related to the net absolute cash retention from operations as compared to forecasted cash usage through the nine months ending March 31, 2025.
(6)
During fiscal year 2024, Mr. File received a bonus of 37% of his base salary for fiscal year 2024 upon the Compensation Committee's determination to award bonuses at 91.5% of target levels.
(7)
Mr. Urso resigned as our President and chief Executive Officer on August 1, 2024.
(8)
During fiscal year 2024, Mr. Urso received a bonus of 46% of his base salary for the fiscal year 2024 upon the Compensation Committee's determination to award bonuses at 91.5% of target levels.
(9)
In accordance with the terms of Mr. Urso's Separation and Release Agreement, dated August 4, 2024 (Mr. Urso's Separation and Release Agreement), during fiscal year 2025, he received a bonus of $25,583, which represented 48% of his base salary and reflected his pro-rata bonus through the date of resignation. Additionally, per the terms of Mr. Urso's Separation and Release Agreement, he received $614,000 in severance, $95,639 for his paid time off benefits accumulated as of his resignation date and $77,358 for COBRA.
(10)
Dr Ghalie resigned as our Chief Medical Officer on August 1, 2024.
(11)
During fiscal year 2024, Dr. Ghalie received a bonus of 37% of his base salary for fiscal year 2024 upon the Compensation Committee's determination to award bonuses at 91.5% of target levels.
(12)
In accordance with the terms of Dr. Ghalie's Separation and Release Agreement, dated August 3, 2024 (Dr. Ghalie's Separation and Release Agreement), during fiscal year, he received a bonus of $16,772, which represented 38% of his base salary and reflected his pro-rata bonus through the date of his resignation. Additionally, per the terms of Dr. Ghalie's Separation and Release Agreement, he received $503,165 in severance, $78,375 for his paid time off benefits accumulated as of his resignation date and $35,334 for COBRA.

Employment Agreements

We have entered into written employment agreements with each of the named executive officers, which set forth the terms of their respective employments.

Employment Agreement between Justin J. File and Lite Strategy

In connection with Mr. File’s appointment as Chief Financial Officer, Mr. File and Lite Strategy entered into an employment agreement (the CFO Employment Agreement), effective as of June 12, 2023. The CFO Employment Agreement provides for an annual base salary of $450,000, with a target annual bonus opportunity of 40% of base salary. Mr. File is also eligible to participate in Lite Strategy’s health, retirement, expense reimbursement and other benefit plans.

The CFO Employment Agreement provides for a grant as of June 12, 2023 of an option to purchase a number of shares of Lite Strategy’s common stock, under Lite Strategy’s equity compensation plan, equal to 0.8% of Lite Strategy’s outstanding shares as of the date of grant, with vesting over a 4-year period, full vesting on a change in control and other terms and conditions consistent with the CFO Employment Agreement and grants made to other senior executives. The exercise price of the CFO Initial Grant was equal to the Nasdaq closing price per share of Lite Strategy’s stock on the date of grant. For 2024 and subsequent years, Mr. File will be eligible to receive equity awards on similar terms as other senior executives of Lite Strategy.

Under the CFO Employment Agreement, if Mr. File’s employment is terminated by Lite Strategy without cause or Mr. File resigns for good reason, Mr. File will be eligible to receive the following severance benefits if he signs an effective release of claims: (i) lump sum payment equal to 12 months of his base salary, (ii) if he elects COBRA health care continuation coverage, Lite Strategy will pay the monthly COBRA premium for 12 months, (iii) payment of a pro-rata annual bonus, if any, for the year of termination and (iv) accelerated vesting of a portion of Mr. File’s outstanding stock options equal to the number of options that would have vested if he had continued to be employed by Lite Strategy for 12 months following termination. The CFO Employment Agreement also provides that if, within three months before a change in control, Lite Strategy terminates Mr. File’s employment without cause at the request of the other party to the change in control transaction, or if, upon or within two years following a change in control, Mr. File’s employment is terminated by Lite Strategy without cause or Mr. File resigns for good reason, Mr. File’s outstanding stock options will fully vest and become exercisable as of his termination date, provided that he signs an effective release.

In the event that Mr. File’s employment is terminated due to his death or disability, vesting of a portion of Mr. File’s outstanding stock options will accelerate equal to the number of options that would have vested if he had continued to be employed by Lite Strategy for 12 months following termination, subject to his execution of an effective release in the event of disability.

In connection with our announcement on July 22, 2024 to pursue strategic alternatives, Mr. File and Lite Strategy entered into an addendum to his employment agreement effective August 1, 2024. Under the addendum, Mr. File was appointed by the Board to serve in the additional capacity of Acting Chief Executive Officer and provided an increase in his annual base salary to $550,000 and an increase in his target annual bonus opportunity to 50% of base salary. In addition, Mr. File was eligible to receive a success fee if the closing cash balance exceeds a specified amount determined by the Board as of the first to occur of (i) December 31, 2024 or (ii) the closing date of a change in control (the Measurement Date). The success fee will equal 10% of the closing cash balance in excess of the specified amount as of the Measurement Date and will be paid in a lump sum cash payment on the first to occur of (i) June 30, 2025, or (ii) Mr. File’s termination of employment by us without cause, subject to Mr. File remaining employed by us through the payment date of the success fee.

Subsequently, on March 3, 2025, Mr. File and Lite Strategy entered into an amendment and restatement of the addendum (the Amended and Restated File Employment Agreement), whereby he would receive:

•
a retention bonus equal to $412,500 if certain conditions were met within 30 days of the Retention Date (as defined therein); and
•
the success fee was redefined to be 10% of our net absolute cash retention as compared to our forecasted cash usage, measured as of March 31, 2025.

If Mr. File’s employment is terminated by us other than for cause or Mr. File resigns for “good reason” (as defined), Mr. File would be eligible to receive the following severance benefits:

•
a lump sum payment equal to 12 months of his base salary;
•
a lump sum payment equal to $70,669;
•
if the termination date is prior to June 30, 2025, a lump sum payment of a pro-rata target annual bonus for the year of termination;
•
accelerated vesting of a portion of his outstanding stock options equal to the number of options that would have vested if he had continued to be employed by us for 12 months following termination;
•
the retention bonus; and
•
the success fee.

If Mr. File was employed by us through our fiscal year end of June 30, 2025, he would be eligible to receive his full year’s annual bonus opportunity of 50% of his base salary. The term of the Amended and Restated File Employment Agreement is from the date of the agreement through September 30, 2025, unless terminated earlier by us or Mr. File.

Employment Agreements between David M. Urso and Richard Ghalie and Lite Strategy

Effective August 1, 2024, both our former Chief Executive Officer, David Urso and our former Chief Medical Officer, Richard G. Ghalie, resigned. In accordance with the terms of Mr. Urso and Dr. Ghalie’s separation agreements, each was eligible to receive the following benefits under their respective employment agreements commensurate with a termination without cause (as defined):

•
severance pay equal to 12 months of base salary;
•
a pro-rated annual bonus for the fiscal year ending June 30, 2025;
•
12 months of monthly COBRA premiums; and
•
accelerated vesting of the stock options that would have vested during the 12 months following their separation date.

Additionally, the Board determined that Mr. Urso and Dr. Ghalie could exercise their vested options through the first anniversary of their separation date (until August 1, 2025), not to exceed their original term, as applicable.

Grants of Plan Based Awards for Fiscal Year Ended June 30, 2025

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Stock Awards Number of Shares of Stocks of Units	All Other Option Awards Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Target	Maximum
Justin J. File	N/A	$275,000	N/A	—	—	—	—
David M. Urso	N/A	$25,583	N/A	—	—	—	—
Richard G. Ghalie, M.D.	N/A	$16,772	N/A	—	—	—	—

(1) As disclosed in the Summary Compensation table, single bonus targets were time based pro-rata calculations as determined from Mr. File's Amended and Restated Employment Agreement, as well as Mr. Urso's and Dr. Ghalie's respective separation and release agreements.

Equity Award Grant Practices

We have had no program, plan or practice pertaining to the timing of stock option grants to named executive officers coinciding with the release of material non-public information, or MNPI. The Compensation Committee has historically approved grants of options annually each year as part of our annual compensation cycle. The timing of any equity grants to newly-hired employees, or in connection with promotions or other non-routine grants, is generally tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date). Any grants to executive officers are approved at meetings of the Compensation Committee or our board of directors.

For all stock option awards, the exercise price is no less than the closing price of our common stock on the date of the grant. The following table sets forth information for certain stock options granted to our named executive officers through fiscal year 2025, which there were no grants made to our named executive officers or any employees during the fiscal year ended June 30, 2025. In the event an issuer grants stock options or option-like instruments within the period commencing four business days prior to and ending one business day following the filing by the Company of a Form 10-K, Form 10-Q or Form 8-K containing material non-public information as required under Item 402(x) of Regulation S-K, Item 402(x) of Regulation S-K requires tabular disclosure of certain information related to such awards.

Outstanding Equity Awards at June 30, 2025

The following table provides information on all stock options and RSUs held by our named executive officers on June 30, 2025.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Options Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	(#)	(#)	Footnote	($/Share)	Date	(#)	($)
Justin J. File	26,651	26,651	(1)	$6.01	6/12/2033	—	$—
David M. Urso	90,226	—	(2)	$6.16	8/1/2025	—	$—
	40,472	—	(2)	$9.46	8/1/2025	—	$—
	30,000	—	(2)	$57.66	8/1/2025	—	$—
	26,250	—	(2)	$68.46	8/1/2025	—	$—
	17,500	—	(2)	$49.06	8/1/2025	—	$—
	11,000	—	(2)	$84.26	8/1/2025	—	$—
	6,500	—	(2)	$85.26	8/1/2025	—	$—
	6,500	—	(2)	$55.26	8/1/2025	—	$—
	6,500	—	(2)	$25.86	8/1/2025	—	$—
	6,375	—	(2)	$30.06	8/1/2025	—	$—
Richard G. Ghalie	15,625	—	(3)	$5.67	9/23/2033	—	$—
	21,587	—	(3)	$9.46	7/5/2032	—	$—
	16,000	—	(3)	$57.66	7/1/2031	—	$—
	3,750	—	(3)	$69.66	5/3/2031	—	$—
	7,500	—	(3)	$68.46	7/2/2030	—	$—
	7,500	—	(3)	$49.06	7/1/2029	—	$—
	6,500	—	(3)	$84.26	7/12/2028	—	$—
	3,250	—	(3)	$56.26	7/7/2027	—	$—
	1,250	—	(3)	$26.26	7/13/2026	—	$—
	6,500	—	(3)	$22.86	3/6/2026	—	$—

(1)
Twenty-five percent of the options vested on June 12, 2024; the remaining 75% of the options were expected to vest in equal monthly installments over the following 36 months.
(2)
In connection with Mr. Urso's Separation and Release Agreement, all outstanding options vested and became exercisable on an accelerated basis as of the transition date (August 1, 2024) for the same number of shares which would have vested had he continued to be employed by Lite Strategy through the first anniversary of the transition date (August 1, 2025). Additionally, the vested options could be exercised through August 1, 2025, not to exceed their original term, if applicable, or would be extended to 90 days post termination of his consulting agreement should it occur beyond August 1, 2025, as provided for in our equity compensation plans. Mr. Urso's consulting agreement terminated on February 14, 2025 and his vested options expired on August 1, 2025.
(3)
In connection with Dr. Ghalie's Separation and Release Agreement, all outstanding options vested and became exercisable on an accelerated basis as of the transition date (August 1, 2024) for the same number of shares which would have vested had he continued to be employed by Lite Strategy through the first anniversary of the transition date (August 1, 2025). Additionally, the vested options could be exercised through August 1, 2025, not to exceed their original term, if applicable, or would be extended to 90 days post termination of his consulting agreement should it occur beyond August 1, 2025, as provided for in our equity compensation plans. As of fiscal year end June 30, 2025, Dr. Ghalie's consulting agreement remains active and his vested options continue to be exercisable.

Option Exercises and Stock Vested

Messrs. File and Urso and Dr. Ghalie did not exercise any stock options during the fiscal year ended June 30, 2025.

Pay Versus Performance

Provided below is our pay versus performance disclosure as required pursuant to Item 402(v) of Regulation S-K promulgated under the Exchange Act. As required by Item 402(v), we have included:

•
A description of our most important measures that our Compensation Committee used in fiscal year 2025 to link a measure of pay calculated in accordance with Item 402(v) (referred to as compensation actually paid, or CAP) to our performance;
•
A table that compares the total compensation of our named executive officers’ (also known as NEOs) as presented in the Summary Compensation Table (SCT) to CAP and that compares CAP to specified performance measures; and
•
Graphs that describe:
o
the relationships between CAP and our cumulative total shareholder return (TSR), GAAP Net Income and our selected measure, Total Cash (defined as all cash and cash equivalents); and
o
the relationship between our TSR and the TSR of the Nasdaq Biotechnology Index (Peer Group TSR).

Note: pursuant to Item 402(v)(8), Lite Strategy, as a smaller reporting company (SRC), has provided the information required by 402(v) for three years, instead of five years and is not required to provide the disclosure required by 402(v)(2)(iv) or 402(v)(5) with respect to the total shareholder return of any peer group, or our-Selected Measure disclosure required by 402 (v)(2)(vi), or the Tabular List provided pursuant to 402(v)(6).

Given our current pay program, the only difference between the SCT and CAP amounts for our NEOs is the value of equity awards, which for purposes of the SCT is based on the grant date fair value of equity awards granted during the year and for purposes of CAP is based on the year over year change in the fair value of equity awards that are unvested as of the end of the year, or that vested, or were forfeited during the year.

Our Most Important Metrics Used for Linking Pay and Performance. As required by Item 402(v), below are the most important metrics linking CAP to performance for fiscal year 2025. Besides stock price, the only financial performance measure the Committee used to link executive compensation to performance in 2025 was Total Cash which is defined as total cash and cash equivalents on the consolidated balance sheets as of June 30, 2025.

Compensation decisions are made each year taking into account a number of other factors. Target pay levels are primarily set based on clinical milestones, individual performance, scope of responsibility, and an annual assessment of pay competitiveness within the market, but aside from Total Cash and stock price, no additional financial performance measures were used by the Company to link compensation actually paid to our NEOs in fiscal year 2025 to our performance.

Pay Versus Performance Table. In accordance with Item 402(v) and under rules adopted by the SEC pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we are providing the tabular disclosure for our Chief Executive Officer (our Principal Executive Officer or PEO) and the average of our NEOs other than the PEO for fiscal years 2023, 2024 and 2025.

									Value of Initial Fixed $100 Investment Based on Total Shareholder Return
Fiscal Year	Summary Compensation Table for Total Current PEO (File)(1)	Compensation Actually Paid to Current PEO (File)(2,3)	Summary Compensation Table for Total Former PEO (Urso)(1)	Compensation Actually Paid to Former PEO (Urso)(2,3)	Summary Compensation Table for Total Former PEO (Gold)(1)	Compensation Actually Paid to Former PEO (Gold)(2,3)	Average Summary Compensation Table Total for Non-PEO NEOs(1)	Average Compensation Actually Paid to Non-PEO NEOs(2,3)	Lite Strategy Total Shareholder Return	Peer Total Shareholder Return(4)	Lite Strategy Net (Loss) Income ($ Millions)	Company Selected Measure: Total Cash ($Millions)(5)
(a)	(b)	(c)	(b)	(c)	(b)	(c)	(d)	(e)	(f)		(h)	(i)
2025	$912,667	$893,199	$866,258	$615,372	$—	$—	$677,662	$614,958	$26	$113	$(16)	$18
2024	$—	$—	$894,905	$220,789	$—	$—	$730,912	$558,052	$31	$121	$18	$38
2023	$—	$—	$2,101,058	$1,721,979	$2,446,640	$1,857,113	$772,486	$642,744	$54	$109	$(32)	$101
(1)
The PVP table reflects required disclosures for fiscal years 2023, 2024 and 2025. The following table reflects our Principal Executive Officer (PEO) and non-PEO NEOs in each of the fiscal years presented:.

Fiscal Year	PEO	Non-PEO NEOs
2025	Justin J. File (Current) David M. Urso (Former)	Richard G. Ghalie
2024	David M. Urso (Current)	Justin J. File and Richard G. Ghalie
2023	David M. Urso (Current) Daniel P. Gold (Former)	Brian G. Drazba and Richard G. Ghalie
(2)
The amounts shown for CAP have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation earned, realized, or received by our NEOs. These amounts reflect the Summary Compensation Table Total with certain adjustments as described in footnote 3 below.
(3)
Compensation Actually Paid (CAP) is calculated by taking Summary Compensation Table total compensation: a) less the stock award and stock option grant values; b) plus the year over year change in the fair value of stock and option awards that are unvested as of the end of the year, or that vested, or were forfeited during the year. No adjustments were made for pension arrangements, which we do not sponsor. Reconciliation of the Summary Compensation Table total compensation and CAP is summarized in the following table:

	Current PEO (File)(i)
Fiscal Year	2023	2024	2025
SCT Total	$—	$—	$912,667
Stock and Option Award Values Reported in SCT for the Covered Year	—	—	—
Fair Value of Outstanding Unvested Stock and Option Awards Granted in the Covered Year	—	—	—
Change in Fair Value of Outstanding Unvested Stock and Option Awards from Prior Years	—	—	(15,787)
Fair Value of Stock and Option Awards Granted in Covered Year that Vested	—	—	—
Change in Fair Value of Stock and Option Awards from Prior Years that Vested in Covered Year	—	—	(3,681)
Fair Value of Stock and Option Awards Forfeited during the Covered Year	—	—	—
Compensation Actually Paid	$—	$—	$893,199

	Former PEO (Urso)(i)
Fiscal Year	2023	2024	2025
SCT Total	$2,101,058	$894,905	$866,258
Stock and Option Award Values Reported in SCT for the Covered Year	(1,352,600)	—	—
Fair Value of Outstanding Unvested Stock and Option Awards Granted in the Covered Year	1,097,045	—	—
Change in Fair Value of Outstanding Unvested Stock and Option Awards from Prior Years	(70,864)	(511,128)	—
Fair Value of Stock and Option Awards Granted in Covered Year that Vested	—	—	—
Change in Fair Value of Stock and Option Awards from Prior Years that Vested in Covered Year	(52,660)	(162,988)	1,757
Fair Value of Stock and Option Awards Forfeited during the Covered Year	—	—	(252,643)
Compensation Actually Paid	$1,721,979	$220,789	$615,372

	Former PEO (Gold)(i)
Fiscal Year	2023	2024	2025
SCT Total	$2,446,640	$—	$—
Stock and Option Award Values Reported in SCT for the Covered Year	(584,700)	—	—
Fair Value of Outstanding Unvested Stock and Option Awards Granted in the Covered Year	—	—	—
Change in Fair Value of Outstanding Unvested Stock and Option Awards from Prior Years	—	—	—
Fair Value of Stock and Option Awards Granted in Covered Year that Vested	193,830	—	—
Change in Fair Value of Stock and Option Awards from Prior Years that Vested in Covered Year	(130,139)	—	—
Fair Value of Stock and Option Awards Forfeited during the Covered Year	(68,518)	—	—
Compensation Actually Paid	$1,857,113	$—	$—

	Average Non-PEO(i)
Fiscal Year	2023	2024	2025
SCT Total	$772,486	$730,912	$677,662
Stock and Option Award Values Reported in SCT for the Covered Year	(177,850)	(79,900)	—
Fair Value of Outstanding Unvested Stock and Option Awards Granted in the Covered Year	104,625	28,797	—
Change in Fair Value of Outstanding Unvested Stock and Option Awards from Prior Years	(32,041)	(93,289)	—
Fair Value of Stock and Option Awards Granted in Covered Year that Vested	—	—	—
Change in Fair Value of Stock and Option Awards from Prior Years that Vested in Covered Year	(24,476)	(28,468)	154
Fair Value of Stock and Option Awards Forfeited during the Covered Year	—	—	(62,858)
Compensation Actually Paid	$642,744	$558,052	$614,958

(i) The fair value of options awards used to calculate CAP was determined using the Black-Scholes option pricing model, in accordance with FASB 718

(4)
The Peer Group TSR set forth in this table utilizes the Nasdaq Biotechnology Index, which we also utilized in the stock performance graph required by Item 201(e) of Regulation S-K included in our Annual Report for the fiscal year ended June 30, 2019. As a SRC, we do not have to provide and have not provided, this stock performance graph in subsequent annual reports. The comparison assumes $100 was invested for the period starting June 30, 2022, through the end of the listed year in us and in the Nasdaq Biotechnology Index, respectively. Historical stock performance is not necessarily indicative of future stock performance.
(5)
We determined Total Cash to be the most important financial performance measure used to link our performance to CAP to our PEO and Non-PEO NEOs in 2025. Total Cash is defined as total cash and cash equivalents.

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

Compensation of Directors

The following table provides details of the fees paid to our non-executive directors who served on the Board for the fiscal year ended June 30, 2025.

	Fees Earned or Paid in Cash ($) (1)	OptionAwards($)(2)	Total($)
Name
Charles V. Baltic III (3)	$5,654	$—	$5,654
Frederick W. Driscoll (4)	98,530	—	98,530
Nicholas R. Glover, Ph.D. (5)	70,600	—	70,600
Thomas C. Reynolds, M.D., Ph.D. (6)	63,100	—	63,100
Taheer Datoo (7)	69,915	—	69,915
James Flynn (8)	60,304	—	60,304
Steven Wood (9)	—	—	—

(1) For the fiscal year ended June 30, 2025, each of our non-executive directors received an annual cash retainer of $45,600. In addition to the annual cash retainer, the chair received additional annual compensation of $35,000 and each Board Committee chair received additional compensation as follows: Audit Committee: $20,000; Compensation Committee: $15,000; and Nominating and Governance Committee: $10,000. Committee members not receiving compensation as a committee chairperson received additional compensation as follows: Audit Committee: $10,000; Compensation Committee: $7,500 and Nominating and Governance Committee: $5,000. Such amounts are pro-rated for periods of service less than the full fiscal year.

(2)
Represents the aggregate grant date fair value of options granted in accordance with FASB ASC Topic 718. No stock options were granted to non-employee directors during fiscal year 2025.
(3)
Mr. Baltic resigned as chair of our Board effective July 22, 2024 and received pro-rated cash compensation of $5,654 in connection with his service as chair of the Board.
(4)
Mr. Driscoll became the chair of our Board as of July 22, 2024. He received cash compensation of $78,530 in connection with his service as chair of our Board and $20,000 in connection with his service as the chair of the Audit Committee.
(5)
Dr. Glover received cash compensation of $45,600 in connection with his service on the Board, $15,000 in connection with his service as chair of the Compensation Committee and $10,000 in connection with his service on the Audit Committee.
(6)
Dr. Reynolds received cash compensation of $45,600 in connection with his service on the Board, $7,500 in connection with his service on the Compensation Committee and $10,000 in connection with his service as chair of the Nominating and Governance Committee.
(7)
Mr. Datoo received cash compensation of $45,600 in connection with his service on our Board and $5,000 in connection with his service on the Nominating and Governance committee. Mr. Datoo also received $19,315 as the cash equivalent of the vested grant date fair value of options granted in accordance with FASB ASC Topic 718.
(8)
Mr. Flynn received cash compensation of $45,600 in connection with his service on our Board, $10,000 in connection with his service on the Audit Committee and $4,704 in connection with his service on the Nominating and Governance Committee.

(9)
Mr. Wood received waived all compensation associated with his service on our Board for fiscal year 2025.

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

The rights of each indemnitee are in addition to any other rights provided for under our amended and restated certificate of incorporation and our amended and restated by-laws, as may be amended from time to time, and under Delaware law.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of September 23, 2025 (except as otherwise indicated below) by (i) each person known to beneficially own more than 5% of our common stock, (ii) each of our named executive officers and directors and (iii) our officers and directors as a group. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or restricted stock units, exercisable or convertible on or within sixty (60) days of September 23, 2025, are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The percentage of beneficial ownership described below is based on 35,655,155 shares of common stock outstanding, plus adjustments to the number of shares of common stock outstanding as described above, as of September 23, 2025.

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percentage of Shares Beneficially Owned
Alexander Schornstein (1)	4,365,472	12.24%
Citadel CEMF Investments Ltd (2)	3,561,950	9.99%
GSR Growth Investments LP	1,779,192	4.99%

Directors and Named Executive Officers
Justin J. File (3)	52,203	*
Frederick W. Driscoll (4)	46,916	*
Nicholas R. Glover, Ph.D. (5)	47,375	*
Thomas C. Reynolds, M.D., Ph.D. (6)	47,875	*
James Flynn (7)	40,989	*
Charles B. Lee (8)	292,397	*
Joshua Riezman (9)	833	*
Richard G. Ghalie (10)	90,908	*
David M. Urso	—	—
All Current Directors and Executive Officers as a Group (9 People)	619,496	1.74%

* Less than 1%

(1)
Based upon information contained in Amendment No. 1 to Schedule G filed by Alexander Schornstein on September 10 2025. Mr. Schornstein has sole voting and dispositive power as to the shares. The principal address is Kaiser-Friedrich-Allee 2, 52074 Aachen, Germany 004915142314669.
(2)
Based upon information contained in Schedule G filed by Citadel Advisors LLC, Citadel Advisors Holdings LP, Citadel GP LLC, Citadel Securities LLC, Citadel Securities Group LP, Citadel Securities GP LLC and Kenneth Griffin on July 29, 2025, shares beneficially owned consists of (i) 3,167,695 shares of common stock held directly, with respect to which each Citadel Advisors LLC, Citadel Advisors Holdings LP and Citadel GP LLC have shared voting and dispositive power, (ii) 78,193 shares of common stock held directly, with respect to which each Citadel Securities LLC, Citadel Securities Group LP and Citadel Securities GP LLC have shared voting and dispositive power. Mr. Griffin has shared voting and dispositive power for the total 3,245,888 shares of common stock. This number also includes 242,039 shares underlying Pre-Funded Warrants that are immediately exercisable based on our records after giving effect to a beneficial ownership blocker in such warrants which prohibits the holder from beneficially owning more than 9.99% of the outstanding shares of our common stock, with respect to which each Citadel Securities LLC, Citadel Securities Group LP and Citadel Securities GP LLC have shared voting and dispositive power. The shares are held of record by Citadel CEMF Investments Ltd. and Citadel Securities. The principal address is 830 Brickell Plaza, Miami, Florida 33131.

(3)
Includes 52,203 shares issuable to Mr. File upon the exercise of vested stock options that are exercisable within 60 days of September 23, 2025. Mr. File exercises sole voting and investment control with respect to the shares. Mr. File's business address is c/o Lite Strategy, Inc., 9920 Pacific Heights Blvd., Suite 150, San Diego, California, 92121.
(4)
Includes 45,041 shares issuable to Mr. Driscoll upon the exercise of stock options that are exercisable within 60 days of September 23, 2025, and 1,875 shares of common stock. Mr. Driscoll exercises sole voting and investment control with respect to the shares. Mr. Driscoll’s business address is c/o Lite Strategy, Inc., 9920 Pacific Heights Blvd., Suite 150, San Diego, California, 92121.
(5)
Includes 47,375 shares issuable to Dr. Glover upon the exercise of stock options that are exercisable within 60 days of September 23, 2025. Dr. Glover’s business address is c/o Lite Strategy, Inc., 9920 Pacific Heights Blvd., Suite 150, San Diego, California, 92121.
(6)
Includes 47,735 shares issuable to Dr. Reynolds upon the exercise of stock options that are exercisable within 60 days of September 23, 2025, and 500 shares of common stock. Dr. Reynolds exercises sole voting and investment control with respect to the shares. Dr. Reynolds’ business address is c/o Lite Strategy, Inc., 9920 Pacific Heights Blvd., Suite 150, San Diego, California, 92121.
(7)
Includes 33,089 shares issuable to Mr. Flynn upon the exercise of stock options that are exercisable within 60 days of September 23, 2025, and 7,900 shares of common stock. Mr. Flynn exercises sole voting and investment control with respect to the shares. Mr. Flynn’s business address is c/o Lite Strategy, Inc., 9920 Pacific Heights Blvd., Suite 150, San Diego, California, 92121.
(8)
Includes 292,397 shares of common stock. Mr. Lee exercises sole voting and investment control with respect to the shares. Mr. Lee's business address is c/o Lite Strategy, Inc. 9920 Pacific Heights Blvd. Suite 150, San Diego, California, 92121.
(9)
Includes 833 shares issuable to Mr. Riezman upon the exercise of stock options that are exercisable within 60 days of September 23, 2025. Mr. Riezman exercises sold voting and investment control with respect to the shares. Mr. Riezman's business address is c/o Lite Strategy, Inc., 9920 Pacific Heights Blvd., Suite 150, San Diego, California, 92121.
(10)
Includes 89,462 shares issuable to Dr. Ghalie upon the exercise of stock options that are exercisable within 60 days of September 23, 2025, and 1,446 shares of common stock. Dr. Ghalie exercises sole voting and investment control with respect to the shares. Dr. Ghalie’s business address is c/o Lite Strategy, Inc., 9920 Pacific Heights Blvd., Suite 150, San Diego, California, 92121.

Delinquent Section 16(a) Reports

None.

Item 13. Certain Relationships and Related Transactions and Director Independence

There were no related party transactions required to be disclosed pursuant to Item 404 of the Regulation S-K during the two years ended June 30, 2025.

As previously disclosed in the Company’s Current Report on Form 8-K dated August 6, 2025, the Board approved the appointment of Joshua Riezman to the Board on August 5, 2025 pursuant to a Side Letter (the “Side Letter”) with GSR Strategies LLC (“GSR”) entered into in connection with the PIPE on July 22, 2025. Pursuant to the Side Letter, GSR, a Purchaser in the PIPE, had the right to nominate one person to serve on the Board. In accordance with the Side Letter, Mr. Riezman was appointed to the class of directors who will be up for reelection at the Company’s annual meeting of stockholders for fiscal 2026.

In connection with the PIPE, the Company entered into an Advisory Agreement (the “Advisory Agreement”) with Green Dragon Investments LLC (“Green Dragon”). Charlie Lee, who was appointed as a member of the Board and serves in the class of directors who will be up for reelection at the Company’s annual meeting of stockholders for fiscal 2027, is a beneficiary of Green Dragon. Pursuant to the Advisory Agreement, Green Dragon provides the Company with asset management services and the Company pays Green Dragon a fee in warrants to purchase a number of shares of the common stock calculated based on the amount of assets under management.

Item 14. Principal Accountant Fees and Services.

The Audit Committee has selected Deloitte & Touche LLP (Deloitte) as independent registered public accounting firm to audit the financial statements of Lite Strategy for the fiscal year ending June 30, 2025. The Board is submitting the appointment of Deloitte to the stockholders for ratification as a matter of good corporate practice.

Representatives of Deloitte are expected to attend the Annual Meeting. The Deloitte representatives will have an opportunity to make a statement at the meeting and are expected to be available to respond to appropriate questions.

Fees Paid to Independent Registered Public Accounting Firm

Our independent registered public accounting firm is Deloitte & Touche LLP (Deloitte) Auditor Firm ID: 34.

The following table represents the aggregate fees from our principal accounting firm, Deloitte for the fiscal years ended June 30, 2025 and 2024.

	June 30, 2025	June 30, 2024
Audit Fees (1)	$579,711	$528,525
Audit-Related Fees	—	—
Tax Fees (2)	—	—
All Other Fees	—	—
Total Fees	$579,711	$528,525

(1)
Audit Fees relate to professional services rendered in connection with the audit of our annual consolidated financial statements, quarterly review of consolidated financial statements included in our Quarterly Reports on Form 10-Q and audit services provided in connection with other statutory and regulatory filings, including providing consents for inclusion of their opinion in registration statements filed with the Securities and Exchange Commission and comfort letters in connection with sales of securities.
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

3. Exhibits

Exhibit Index

		Incorporated by Reference Herein
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of Lite Strategy, Inc.
3.2	Sixth Amended and Restated Bylaws of MEI Pharma, Inc. adopted as of December 18, 2023	8-K	001-41827	3.1	December 22, 2023
4.1	Specimen Stock Certificate	S-1	333-109129	4.1	October 31, 2023
4.2	Form of Warrant	8-K	000-50484	10.1	May 16, 2018
4.3	Description of Capital Stock of MEI Pharma, Inc.	10-K	000-50484	4.3	September 9, 2020
4.4	Description of MEI Common Stock	10-K	000-50484	4.4	September 26, 2023
4.5	Form of Pre-Funded Warrant	8-K	001-41827	4.1	July 22, 2025
4.6	Form of Placement Agent Warrant	8-K	001-41827	4.2	July 22, 2025
4.7	Form of GSR Pre-Funded Warrant	8-K	001-41827	4.3	July 22, 2025
4.8	Form of GSR Warrant	8-K	001-41827	4.4	July 22, 2025
4.9	Form of Advisory Warrant	8-K	001-41827	4.5	July 22, 2025
4.10	Form of Strategic Advisor Warrant	8-K	001-41827	4.6	July 22, 2025
4.11	Form of Warrant	10-K	000-50484	10.22	September 23, 2023
10.1†	Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (December 2023)	10-Q	001-41827	10.1	May 9, 2024

10.2†	Form of Indemnification Agreement	8-K	000-50484	10.1	August 29, 2011
10.3**	License Agreement, dated as of September 5, 2017, by and between MEI Pharma, Inc. and Presage Biosciences, Inc.	10-Q	000-50484	10.1	November 8, 2017
10.4**	License, Development and Commercialization Agreement, dated as of October 31, 2018, by and between the Company and Kyowa Hakko Kirin Co., Ltd., now known as Kyowa Kirin Company	10-Q	000-50484	10.1	February 7, 2019
10.5+	License, Development and Commercialization Agreement, dated as of April 13, 2020, by and between the Company and Kyowa Kirin Co., Ltd. (formerly known as Kyowa Hakko Kirin Co., Ltd.)	10-K	000-50484	10.12	September 2, 2021
10.6†	Employee Proprietary Information and Inventions Agreement between MEI Pharma, Inc. and Justin J. File, dated June 9, 2023	8-K	000-50484	10.1	June 13, 2023

10.7†	Amended and Restated Employment Agreement between MEI Pharma, Inc. and Justin J. File, dated March 3, 2025	8-K	001-41827	10.1	March 7, 2025
10.8†	Amended and Restated MEI Pharma, Inc. 2021 Inducement Grant Equity Compensation Plan	8-K	000-50484	10.3	June 13, 2023
10.9	Termination Agreement, by and between MEI Pharma, Inc. and Kyowa Kirin Co., Ltd. (formerly known as Kyowa Hakko Kirin Co., Ltd.) dated as of July 14, 2023	8-K	000-50484	10.1	July 19, 2023
10.10	Consulting Services Agreement, dated as of August 2, 2024, by and between MEI Pharma, Inc. and Richard G. Ghalie	10-Q	001-41827	10.4	November 12, 2024
10.11	Form of Securities Purchase Agreement, dated as of July 17, 2025, by and between MEI Pharma, Inc. and each Purchaser (as defined therein)	8-K	001-41827	10.1	July 22, 2025
10.12	Placement Agency Agreement, dated July 17, 2025, by and between MEI Pharma, Inc. and Titan Partners Group LLC, a division of American Capital Partners, LLC	8-K	001-41827	10.2	July 22, 2025
10.13	Form of Registration Rights Agreement, dated July 17, 2025, by and between MEI Pharma, Inc. and each Purchaser (as defined therein)	8-K	001-41827	10.3	July 22, 2025
10.14	Asset Management Agreement, dated July 22, 2025, by and between MEI Pharma, Inc. and GSR Strategies LLC	8-K	001-41827	10.4	July 22, 2025
10.15	Side Letter Agreement, dated July 22, 2025, by and between MEI Pharma, Inc. and GSR Strategies LLC	8-K	001-41827	10.5	July 22, 2025
10.16	Advisory Agreement, dated July 22, 2025, by and between MEI Pharma, Inc. and Green Dragon Investments LLC	8-K	001-41827	10.6	July 22, 2025
10.17	Strategic Advisor Agreement, dated July 22, 2025, by and between Green Grass Ventures	8-K	001-41827	10.7	July 22,2025
10.18	Master Loan Agreement, dated September 3, 2025, between BitGo Prime and MEI Pharma, Inc.	8-K	001-418247	10.1	September 4, 2025
19*	Insider Trading Policy
23.1*	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm
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

97	MEI Pharma, Inc. Clawback Policy	10-K	001-41827	97	September 19, 2024
101INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

*	Filed herewith
**	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.
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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2025.

Lite Strategy, Inc.

By:	/s/ Justin J. File
Justin J. File
Acting Chief Executive Officer, Chief Financial Officer and Secretary September 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures
By:	/s/ Justin J. File
Justin J. File Acting Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer) September 26, 2025

By:	/s/ Thomas C. Reynolds
Thomas C. Reynolds Director September 26, 2025

By:	/s/ Nicholas R. Glover
Nicholas R. Glover Director September 26, 2025

By:	/s/ James Flynn
James Flynn Director September 26, 2025

By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll Director September 26, 2025

By:	/s/ Charles B. Lee
Charles B. Lee Director September 26, 2025

By:	/s/ Joshua Riezman
Joshua Riezman Director September 26, 2025