Form 10-Q
period 2025-09-30
Lite Strategy, Inc.
filed 2025-11-14
CIK 1262104

Table of Contents

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 8, 2025, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 36,785,397.

Lite Strategy, Inc.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

LITE STRATEGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	September 30,	June 30,
	2025	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,113	$18,011
Prepaid expenses and other current assets	3,123	274
Total current assets	13,236	18,285
Digital assets	99,369	—
Other long-term assets	732	—
Total assets	$113,337	$18,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$503	$176
Accrued liabilities	565	1,178
Total current liabilities	1,068	1,354
Total liabilities	1,068	1,354

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 35,655 and 6,663 shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively.	—	—
Additional paid-in capital	520,072	421,095
Accumulated deficit	(407,803)	(404,164)

Total stockholders’ equity	112,269	16,931
Total liabilities and stockholders’ equity	$113,337	$18,285

See accompanying notes to condensed consolidated financial statements.

LITE STRATEGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,
	2025	2024
Operating expenses:
Research and development	$10	$3,163
General and administrative	3,098	5,189
Change in fair value of digital assets	631	—
Total operating expenses	3,739	8,352
Loss from operations	(3,739)	(8,352)
Other income (expense):
Interest and dividend income	100	355
Other expense, net	—	(10)
Total other income, net	100	345
Net loss	$(3,639)	$(8,007)

Net loss per share - basic and diluted	$(0.12)	$(1.20)

Weighted-average shares used in computing net loss per share - basic and diluted	29,475	6,663

See accompanying notes to condensed consolidated financial statements.

LITE STRATEGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2025	6,663	$421,095	$(404,164)	$16,931
Net loss	—	—	(3,639)	(3,639)
Proceeds from the sale of Common Stock at $3.42 per share in July 2025, net of issuance costs	23,217	60,326	—	60,326
Proceeds from the issuance of Pre-Funded Warrants at $3.4199 per share in July 2025, net of issuance costs	—	15,649	—	15,649
Issuance of Advisory Warrants for services rendered in the July 2025 PIPE	—	16,215	—	16,215
Issuance of Common Stock upon exercise of Pre- Funded Warrants for cash	2,084	—	—	—
Issuance of Common Stock upon cashless exercise of Pre-Funded Warrants	2,808	—	—	—
Issuance of Common Stock through our ATM, net of issuance costs	883	4,628	—	4,628
Issuance of Pre-Funded Warrants to asset manager in lieu of cash fees	—	1,875	—	1,875
Share-based compensation	—	284	—	284
Balance at September 30, 2025	35,655	$520,072	$(407,803)	$112,269

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2024	6,663	$421,239	$(388,219)	$33,020
Net income	—	—	(8,007)	(8,007)
Share-based compensation	—	(135)	—	(135)
Balance at September 30, 2024	6,663	$421,104	$(396,226)	$24,878

See accompanying notes to condensed consolidated financial statements.

LITE STRATEGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Fiscal Three Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,639)	$(8,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of digital assets	631	—
Share-based compensation	284	(135)
Noncash asset management and advisory expense	331	—
Noncash lease expense	—	214
Depreciation expense	—	368
Loss on disposal of property and equipment	—	9
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,305)	1,584
Other assets	(515)	—
Accounts payable	318	(2,192)
Accrued liabilities	(613)	(3,291)
Net cash used in operating activities	(4,508)	(11,450)

Cash flows from investing activities:
Purchases of digital assets	(100,000)	—
Proceeds from maturity of short-term investments	—	14,687
Proceeds from sale of property and equipment	—	10
Net cash (used in) provided by investing activities	(100,000)	14,697

Cash flows from financing activities:
Proceeds from the issuance of Common Stock and Pre-Funded Warrants in July 2025, net of offering costs	92,199	—
Proceeds from issuance of Common Stock through our ATM Program, net of issuance costs	4,411	—
Net cash provided by financing activities	96,610	—
Net (decrease) increase in cash and cash equivalents	(7,898)	3,247
Cash and cash equivalents at beginning of the period	18,011	3,705
Cash and cash equivalents at end of the period	$10,113	$6,952

Supplemental cash flow information:
Issuance of Advisory Warrants for services rendered in the July 2025 PIPE	$16,215	$—
PIPE offering costs in accounts payable	$9	$—
Issuance of Pre-Funded Warrants to asset manager in lieu of cash fees	$1,875	$—
Advisory fee payable in warrants in lieu of cash fees in accrued liabilities	$142	$—

See accompanying notes to condensed consolidated financial statements.

LITE STRATEGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Lite Strategy, Inc. (Nasdaq: LITS) is a pharmaceutical company that has historically developed novel and differentiated cancer therapies and is currently assessing pre-clinical development programs potentially in non-oncology disease indications. We also hold Litecoin (LTC) tokens as a primary reserve asset as part of our broader institutional treasury strategy. We built our pipeline by acquiring promising cancer agents and creating value in programs through development, strategic partnerships, and out-licensing or commercialization, as appropriate. Our approach to oncology drug development has been to evaluate our drug candidates in combinations with standard-of-care therapies to overcome known resistance mechanisms and address clear medical needs to provide improved patient benefit. Our drug candidate pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (CDK9) inhibitor, zandelisib, an oral, once-daily, selective P3K3 inhibitor and prior to its sale in October 2024 to Aardvark Therapeutics, Inc., ME-344, an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway in the mitochondria.

Stock Buy Back

As discussed in more detail in Note 15. Subsequent Events, in October 2025, our Board (as defined below) authorized a program to repurchase shares of our common stock, par value $0.00000002 (Common Stock), up to an aggregate amount of $25.0 million (the Share Repurchase Program).

Litecoin Treasury Strategy

On August 5, 2025, we announced the commencement of our primary reserve asset and implementation strategy built on a digital asset infrastructure and long-term capital innovation (the Litecoin Treasury Strategy) through our acquisition of LTC tokens, reflecting the full deployment of the net proceeds of the PIPE (as defined below). LTC is an open source, global payment network that is fully decentralized without any central authorities. Mathematics secures the network and empowers individuals to control their own finances. LTC features faster transaction confirmation times and improved storage efficiency than the leading math-based currency. We believe this strategy will allow us to diversify reserves, enhance capital efficiency and align with emerging financial technologies.

Private Investment in Private Equity (PIPE) and Related Agreements

On July 22, 2025 (the Closing Date), we closed on a $100.0 million PIPE and issued an aggregate of (i) 23,216,898 shares (the Shares) of Common Stock, at an offering price of $3.42 per share and (ii) pre-funded warrants (the Pre-Funded Warrants, and together with the Shares, the Securities), to purchase up to an aggregate of 6,022,869 shares of Common Stock, at an offering price of $3.4199 per Pre-Funded Warrant (the Offering).

Also in July 2025, we entered into various agreements with certain advisors to the PIPE, asset managers and custodians who will help us deploy our Litecoin Treasury Strategy, including but not limited to (i) a placement agency agreement, (ii) an asset management agreement, (iii) an advisory agreement, (iv) a strategic advisor agreement and (v) a new at-the-market sales agreement (the Sales Agreement). As partial or full consideration of services provided associated with the PIPE, we issued warrants for the purchase of up to 3,070,177 shares of Common Stock with a weighted-average exercise price of approximately $4.10 per share. See Note 12. Warrants for a summary of the fair value assumptions used to value the Advisory Warrants upon the closing of the PIPE.

Strategic Alternatives

On July 22, 2024, we announced that our Board of Directors (Board) had determined unanimously to begin the evaluation of our strategic alternatives, including potential transactions as well as an orderly wind down of operations, if appropriate, to maximize the value of our assets for our stockholders. We commenced a reduction-in-force (the Strategic Alternatives RIF) beginning August 1, 2024, which continued in stages as our operational and strategic direction evolved. In connection with this evaluation, we discontinued the clinical development of voruciclib, while we continue to conduct certain nonclinical activities related to our drug candidate assets. As part of the review of strategic alternatives, we considered options such as out-licensing opportunities or sale of our existing programs and merger and acquisition opportunities, as well as other potential opportunities.

The evaluation of strategic alternatives concluded with the August 2025 implementation of the Litecoin Treasury Strategy and a commitment to long-term innovation in capital structure and financial technology, along with the initiation of an expanding strategy that could include the commencement of LTC mining activities, as well as our continued assessment of pre-clinical activities with our drug candidate pipeline.

Basis of Presentation and Consolidation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying interim condensed financial statements do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Lite Strategy, Inc. and our wholly owned subsidiary, Meadow Merger Sub, Inc. We have eliminated all intercompany accounts and transactions in consolidation.

The accompanying unaudited interim condensed consolidated financial statements for the quarterly period ended September 30, 2025 should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2025, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 26, 2025 (2025 Annual Report). Interim results are not necessarily indicative of results for a full year.

We have evaluated subsequent events through the date the interim condensed consolidated financial statements were issued.

Liquidity

To date, we have obtained cash and funded our operations primarily through equity financings and license agreements. We have accumulated losses of $407.8 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2025, we had $10.1 million in cash and cash equivalents and $99.4 million in digital assets. Although we intend to retain and hold our digital assets, we could liquidate these assets, or a portion thereof, if needed to fund our operating activities. In connection with our July 2024 announcement regarding the evaluation of our strategic alternatives, we discontinued the clinical development of voruciclib, while certain nonclinical research and development activities continued through the end of fiscal year 2025. As part of our continued assessment of future pre-clinical development with our drug candidate pipeline, we anticipate conducting additional investigational research and development activities during fiscal year 2026. We believe that our cash balance, including our digital assets, will be sufficient to meet our obligations and fund operations for at least the next 12 months from the issuance of these interim condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Except as disclosed below for Digital Assets and Warrants, there have been no material changes to our significant accounting policies from those described in the notes to our audited consolidated financial statements contained in the 2025 Annual Report.

Risks and Uncertainties

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of share-based awards, including warrants issued for services, clinical trial accruals, deferred income taxes and related valuation allowances, and the assessment of our ability to fund our operations for at least the next 12 months from the date of issuance of these interim condensed consolidated financial statements. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each reporting period and updated to reflect current information. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

Market, Custody and Operational Risks of Digital Assets

We are subject to various risks including market risk, liquidity risk, and other risks related to our concentration in a single asset, LTC. Investing in LTC is currently highly speculative and volatile.

Because the fair value of our digital assets is calculated by reference to the principal market price in accordance with U.S. GAAP, fluctuations in the price of LTC could materially and adversely affect an investment in us. LTC prices have been volatile and subject to influence by many factors, including LTC's levels of liquidity, which have historically been limited. If digital asset markets continue to experience significant price fluctuations, we may experience losses. During LTC's limited history, it has been subject to various factors affecting the price of LTC, including, but not limited to, global LTC supply and demand, compliance and internal control failures leading to the theft of LTC from global trading platforms or vaults, limited liquidity and trading volumes compared to sovereign currencies market and competition from other forms of digital currency or payment services, and global or regional political, economic or financial conditions.

There is a risk that some or all our LTC could be lost or stolen. There can be no assurance that the custodian will maintain adequate insurance or that such coverage will cover losses with respect to our LTC. Further, transactions in LTC are irrevocable. Stolen or incorrectly transferred LTC may be irretrievable. Further, any LTC we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. As a result, any incorrectly executed LTC transactions could adversely affect an investment in us.

We rely on third-party service providers to perform certain functions essential to our operations. Any disruptions to our service providers’ business operations resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on our ability to access critical services and be disruptive to our operations.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. We maintain cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC). At times, deposits held may exceed the amount of insurance provided by the FDIC. We have not experienced any losses in our cash and cash equivalents and management believes we are not exposed to significant credit risk with respect to such accounts. Our cash equivalents are classified as Level 1 inputs within the fair value hierarchy.

Digital Assets

In accordance with our Litecoin Treasury Strategy, we intend to hold our LTC for long-term investment purposes. We seek to generate returns on our LTC holdings, as LTC appreciates and actively pursue risk-adjusted return opportunities to generate cash flows that support our operating expenses. As a result, our LTC digital assets are included in non-current assets in the interim condensed consolidated balances sheets, due to our intent to retain and hold our LTC. Pursuant to Accounting Standards Codification (ASC) Topic 350-60 Intangibles - Goodwill and Other - Crypto Assets (ASC 350-60) in-scope crypto assets are required to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net loss each reporting period.

ASC 350-60 does not address the initial measurement, recognition, and derecognition of crypto assets. As such, our digital assets were initially recorded at cost plus fees in accordance with ASC 350-30 Intangibles - Goodwill and Other - General Intangibles Other Than Goodwill. Our digital assets will be recorded at fair value at each reporting period with changes in fair value included within operating activities as net gain or loss in the interim condensed consolidated statements of operations; as our LTC tokens could, if needed, be sold for use in our operations.

Our first purchase of LTC was on July 30, 2025. In accordance with ASC 350-60, our required adoption date was July 1, 2025 (beginning of the fiscal year that includes that interim period of adoption). LTC tokens are measured using Level 1 inputs under ASC 820 Fair Value Measurement (ASC 820), based on quoted prices from a principal market, Coinbase. We track the cost basis of our digital assets based upon a first-in-first-out methodology. See Note 4. Digital Assets for further information. As of September 30, 2025, our digital asset holdings are not subject to any contractual sale restrictions.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, prepaid expenses and other current assets, digital assets, accounts payable, accrued liabilities and Advisory Warrants (as defined below). The carrying amounts of cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the relatively short-term nature of those instruments.

Master Loan Agreement

As discussed in Note 7. Master Loan Agreement, we entered into a master loan agreement (the MLA) with BitGo Prime (the Lender). The MLA provides a framework under which we may borrow any digital assets or cash from the Lender, from time-to-time. Each loan is documented in a separate loan request agreed to by the parties setting forth the specific terms, including principal amount, fees, collateral requirements and the date on which the loan is to commence and mature (each a Loan). Each Loan may have a fixed term, or may include a call option or prepayment option, as specified in each loan request. In general, either party may terminate a Loan by providing notice within the time frame set forth in the respective Loan. Upon termination, the borrowed digital assets or cash must be returned and the related collateral released.

Warrants

We account for the Pre-Funded Warrants issued in the PIPE as equity-classified instruments based on an assessment of the Pre-Funded Warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (ASC 480)

and ASC 815, Derivatives and Hedging (ASC 815). The assessment considers whether the Pre-Funded Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all the requirements for equity classification under ASC 815, including but not limited to, whether the Pre-Funded Warrants are indexed to our own Common Stock and whether the Pre-Funded Warrant holders could potentially require “net cash settlement” in a circumstance outside our control. This assessment, which requires the use of professional judgment, is conducted at the time of the Pre-Funded Warrant's issuance and as of each subsequent quarterly period end date while the Pre-Funded Warrants are outstanding.

For other warrants that meet all criteria for equity classification, such warrants are required to be recorded as additional paid-in capital in the interim condensed consolidated balance sheets at the time of issuance.

We issued the following warrants for services rendered in connection with the PIPE: (i) the Asset Manager GSR 1 Warrant (AMA GSR 1 Warrant), (ii) Asset Manager GSR 2 Warrant (AMA GSR 2 Warrant), (iii) Asset Manager GSR 3 Warrant (AMA GSR 3 Warrant), (iv) Asset Manager GSR 4 Warrant (AMA GSR 4 Warrant), (v) Placement Agent (PA) Warrant and (vi) Strategic Advisor (SA) Warrant (collectively the Advisory Warrants), and we issued the Asset Manager's Pre-Funded Warrant (AMA Pre-Funded Warrant) after the Closing Date. The Advisory Warrants are accounted for in accordance with ASC 718, Stock Compensation (ASC 718), which requires us to recognize the fair value of the Advisory Warrants at either (i) the fair value of the equity instruments issued or (ii) the liabilities settled. The fair value of the Advisory Warrants was determined based upon the Common Stock underlying the Advisory Warrants using the Black-Scholes-Merton (BSM) option pricing model (BSM Model) based on the applicable assumptions, which include the exercise price of the warrants, our stock price and historical volatility, the expected warrant term, the risk-free interest rate, the expected dividends, and if applicable, the vesting behavior. See Note 12. Warrants for a summary of the fair value assumptions used to value the Advisory Warrants upon the closing of the PIPE and a summary of the Warrants outstanding as of September 30, 2025.

The fair value of the AMA Pre-Funded Warrant was determined by the settlement amount of the Asset-based Fee (as defined in Note 14. Related Party Transactions).

Share-based Compensation

For fully vested, nonforfeitable equity instruments that are granted at the date we and nonemployee enter into an agreement for goods or services, we recognize the equity instruments when they are granted. The corresponding cost is recognized as an immediate expense or a prepaid asset depending on the specific facts and circumstances of the agreement with the nonemployee. For the three months ended September 30, 2025, 546,348 Pre-Funded Warrants were issued as fully vested, nonforfeitable equity instruments to a nonemployee. The agreement with the nonemployee does not include any provisions to claw back the share-based payments in the event of nonperformance by the nonemployee. Before July 21, 2026, GSR Strategies LLC (GSR or Asset Manager) is expected to provide asset management services related to our LTC holdings. As of September 30, 2025, we recorded $1.5 million in current unamortized deferred prepaid assets.

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Issued and outstanding warrants to purchase shares of our Common Stock are included in the calculation of basic net loss per common share if the exercise price of the warrants represents de minimis consideration and is non-substantive in relation to the price paid for the warrant and if the warrants are immediately exercisable with no further vesting conditions or contingencies associated with them. The 1,676,638 shares of our Common Stock underlying Pre-Funded Warrants, as described in Note 12. Warrants, are included in the weighted-average outstanding Common Stock in the calculation of basic and diluted net loss per share due to their nominal exercise price.

We consider our Pre-Funded Warrants and our Advisory Warrants (collectively the Warrants) to be participating securities, because the holders of such instruments participate when a dividend is paid on common stock. The holders of the Warrants do not have a contractual obligation to share in our losses. Because such losses are attributable entirely to common stockholders, for periods in which we have reported a net loss, diluted loss per common share is the same as basic loss per common share. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock and common stock equivalents outstanding for the period determined using the treasury-stock method.

For each of the periods presented, basic and diluted net loss per share were the same.

The following table presents potentially dilutive shares that have been excluded from the calculation of net loss per share because of their anti-dilutive effect (in thousands):

	For the Three Months Ended September 30,
	2025	2024
Stock options	736	1,124
Warrants
Advisory Warrants	3,070	—
Other warrants	103	103
Total anti-dilutive shares	3,909	1,227

Recent Accounting Pronouncement

Recently Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (ASC 350-60). The amendments in ASC 350-60 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments were effective for us beginning July 1, 2025. ASC 350-60 requires a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) as of the beginning of the annual reporting period in which an entity adopts the amendments. As we did not hold crypto currency prior to July 30, 2025, the adoption of ASC 350-60 did not impact our financial position, results of operations or cash flows. See Digital Assets discussion within Note 2. Summary of Significant Accounting Policies, Note 4. Digital Assets and Note 5. Fair Value Measurements for related disclosures related to our LTC holdings.

Recently Issued

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted as of the specified effective date. We believe the impact of recently issued standards and any issued but not yet effective standards will not have a material impact on our interim condensed consolidated financial statements upon adoption.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We expect this ASU to only impact our disclosures with no impact to our results of operations, cash flows, and financial condition.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to the financial statements, of specific expense categories present within expense captions presented on the face of the statements of operations (income statement) within continuing operations of PBEs. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any and all prior periods presented in the financial statements. We are currently evaluating this ASU to determine its impact on our disclosures.

In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The amendment in this update clarifies the effective date of ASU 2024-03, which is that public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and in interim periods within annual reporting periods beginning after December 15, 2027. The impact of adoption of this ASU on our disclosures is currently being evaluated.

In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. Many of the tax provisions of the OBBBA are designed to accelerate tax deductions, which could lead to lower cash tax payments. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. While we continue to assess the impact of the tax provisions of the OBBBA on our interim condensed consolidated financial statements, we currently believe that the tax provisions of the legislation are not expected to have a material impact on our statement of operations.

3. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following, in thousands:

	September 30, 2025	June 30, 2025
Asset management fee	$1,544	$—
Insurance	1,353	176
Digital media	140	—
Software license	54	39
Other	32	59
Total prepaid and other current assets	$3,123	$274

Accrued Liabilities

Accrued liabilities consisted of the following, in thousands:

	September 30, 2025	June 30, 2025
Accrued pre-clinical and clinical trial expenses	$—	$134
Accrued compensation and benefits(1)	260	873
Accrued legal and professional services	133	144
Accrued advisory fee due to a related party	142	—
Other	30	27
Total accrued liabilities	$565	$1,178

________________

(1) Includes employee termination benefits of approximately $0.7 million as of June 30, 2025, as more fully described in Note 6. Employee Termination Benefits.

4. Digital Assets

As of June 30, 2025, we did not hold digital assets. The following table summarizes our digital asset holdings as of September 30, 2025 (in thousands, except token quantity):

	As of September 30, 2025
	Quantity	Cost Basis	Fair Value
Litecoin	929,548	$100,000	$99,369

5. Fair Value Measurements

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

Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activities and that are significant to the fair value of the assets or liabilities.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. As of June 30, 2025, we had no financial assets or liabilities measured at fair value on a recurring or non-recurring basis. As of September 30, 2025, we had no financial assets or liabilities measured on a non-recurring basis.

As of June 30, 2025, our financial assets measured at fair value consisted of our cash equivalents of $17.8 million. The following table presents our financial assets measured at fair value on a recurring basis as of September 30, 2025 (in thousands):

	As of September 30, 2025
	Total	Level 1	Level 2	Level 3
Cash equivalents	$6,503	$6,503	$—	$—
Digital assets	99,369	99,369	—	—
Total	$105,872	$105,872	$—	$—

6. Employee Termination Benefits

In connection with our joint decision to discontinue development of zandelisib outside of Japan in December 2022, we announced a realignment of our clinical development efforts that streamlined our organization towards the continued clinical development of our two earlier clinical-stage assets, voruciclib and ME-344. As a result, our Board approved a staggered workforce reduction, which was completed during fiscal year 2024.

In August 2024, in connection with our announcement to evaluate strategic alternatives as described in Note 1. Description of Business and Basis of Presentation, we commenced the Strategic Alternatives RIF. All activities related to the Strategic Alternatives RIF were completed as of September 30, 2025. Total charges incurred for the Strategic Alternatives RIF totaled $5.9 million which included charges for retention, contractual pro rata fiscal year 2025 bonuses, severance and COBRA costs related to the termination of our employees due to our related wind down activities.

For the three months ended September 30, 2025, we recorded employee termination benefits of $0.1 million within general and administrative expense. For the three months ended September 30, 2024, we recorded employee termination benefits of $1.3 million within research and development expense and $1.8 million within general and administrative expense.

All one-time termination benefits were associated with our development of pharmaceutical products segment.

The following table summarizes our activity related to employee benefits included in accrued liabilities (in thousands):

One-time Employee Termination Benefits
Balance at June 30, 2024	$21
Increase in accrued restructuring	5,734
Cash payments	(5,027)
Balance at June 30, 2025	728
Increase in accrued restructuring	122
Cash payments	(850)
Balance at September 30, 2025	$—

7. Master Loan Agreement

On September 3, 2025 (the MLA Date), we entered into the MLA with the Lender. The MLA provides a framework under which we may borrow any digital assets or cash from the Lender, from time-to-time. We must request a loan from the Lender with the Loan Request. Once approved by the Lender, a loan will be documented in a loan agreement (each, a Loan Agreement).

Each Loan may have a fixed term, or may include a call option or prepayment option, as specified in each Loan Request. In general, either party may terminate a Loan Agreement by providing notice within the time frame set forth in the Loan Agreement. Upon termination, the borrowed digital assets or cash must be returned and the related collateral released.

Borrowings under a Loan Agreement are secured by collateral in favor of the Lender. Collateral may include cash or other forms agreed upon by the Parties (as defined in the applicable Loan Agreement). The collateral's required value is typically higher than the borrowed amount, subject to margin calls as set form in the applicable Loan Agreement. If the value of the posted collateral falls below the margin call threshold, we must promptly post additional collateral. Failure to maintain sufficient collateral can result in an event of default and remedies available to the Lender, including the right to liquidate pledged collateral.

The MLA contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default.

We evaluated the MLA and determined as of the MLA Date, the MLA does not represent a loan commitment in accordance with U.S. GAAP. As of September 30, 2025, we had not requested any Loans nor did we have any Loan Agreements outstanding under the MLA.

8. Commitments and Contingencies

We have contracted with various consultants and third parties to assist us in pre-clinical research and development and clinical trials work for our leading drug compounds. The contracts are terminable at any time but obligate us to reimburse the providers for any time or costs incurred through the date of termination. We also have an employment agreement with our acting chief executive officer and chief financial officer that provides for severance payments and accelerated vesting for share-based awards if his employment is terminated under specified circumstances.

Litigation

From time to time, we may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against us as of September 30, 2025, which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

Presage License Agreement

As discussed in Note 9. License Agreements, we are party to a license agreement with Presage Biosciences, Inc. (Presage) under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of September 30, 2025, we had no accruals for potential future payments as achievement of the milestones had not been met.

9. License Agreements

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

We will also pay mid-single digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percentage (which decreases as product development progresses) of amounts received from such sublicensees. During the three months ended September 30, 2025 and 2024, we made no payments under the Presage license agreement.

10. Leases

In July 2020, we entered into a lease agreement for approximately 32,800 square feet of office space in San Diego, California. The lease agreement was scheduled to expire in March 2028. We accounted for the lease agreement as an operating lease. The lease agreement contained an option to renew and extend the lease term, which was not included in the determination of the right-of-use (ROU) asset and operating lease liability, as it was not reasonably certain to be exercised. In July 2022, we amended the lease to extend the lease termination date from March 2028 to November 30, 2029, and to add another 12,300 square feet of office space adjacent to our current office in San Diego (the Amended Lease). Upon commencement of the Amended Lease, we recognized an additional ROU asset and a corresponding operating lease liability of $4.3 million. The Amended Lease includes variable non-lease components (e.g., common area maintenance, maintenance, etc.) that are not included in the ROU asset and operating lease liability and are reflected as an expense in the period incurred as a component of the lease cost.

Lease Termination

On June 18, 2024 (the Agreement Date), we entered into a lease termination agreement (Agreement) with our landlord pursuant to which the parties agreed to terminate the lease for our existing office space as of September 30, 2024. The original (as amended) scheduled expiration date was November 30, 2029. As consideration for the Agreement, we agreed to pay the landlord a termination fee of approximately $11.1 million (the Termination Fee) and to prepay the remaining rent due under the Agreement in the amount of approximately $0.2 million (the Remaining Rent) and sell all the furniture and fixtures to the landlord for $1.00. We received our security deposit, which is classified as a component of prepaid and other current assets, from the landlord in October 2024.

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

We incurred direct costs of approximately $0.2 million in connection with the Agreement which accordingly was recorded to the ROU assets as a direct cost of modifying the Agreement. As of the Agreement Date, we determined a triggering event, in accordance with ASC 360, Property. Plant and Equipment had occurred and therefore completed an impairment analysis on its ROU asset resulting in an impairment charge of approximately $10.4 million being recorded in our consolidated statements of operations for the fiscal year ended June 30, 2024.

We had no operating lease costs for the three months ended September 30, 2025. The total operating lease costs for the Amended Lease for the three months ended September 30, 2024, were as follows (in thousands):

Operating lease cost	$214
Variable lease costs	—
Total lease costs included in operating expenses	$214

For each of the quarterly periods ended September 30, 2025 and 2024, we did not have supplemental cash flow activities due to the termination of the Amended Lease.

As of September 30, 2025, we had vacated the facility and the leased property reverted to the landlord. In addition, the ROU asset has been fully amortized.

11. Stockholders’ Equity

Description of Capital Stock

Our total authorized share capital is 226,100,000 shares consisting of 226,000,000 shares of Common Stock, and 100,000 shares of preferred stock, $0.01 par value per share.

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

In conjunction with the PIPE, we issued 23,216,898 shares of Common Stock at $3.42 per share, for net cash proceeds of $92.2 million.

Preferred Stock

Our Board has the authority to issue up to 100,000 shares of preferred stock with a par value of $0.01 per share in one or more series and to fix the rights, preferences, privileges and restrictions in respect of that preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices and liquidation preferences, and the number of shares constituting such series and the designation of any such series, without future vote or action by the stockholders. Therefore, the Board, without the approval of the stockholders, could authorize the issuance of preferred stock with voting, conversion and other rights that could affect the voting power, dividend and other rights of the holders of shares or that could have the effect of delaying, deferring or preventing a change of control. There were no shares of preferred stock outstanding as of September 30, 2025 and June 30, 2025.

Equity Transactions

Shelf Registration Statement

We have a shelf registration statement (February 2024 Shelf Registration Statement) that permits us to sell, from time to time, up to $100.0 million of common stock, preferred stock, warrants, rights and units, subject to the "Baby Shelf Limitation" described below. The February 2024 Shelf Registration Statement was filed February 20, 2024, and declared effective February 28, 2024.

At-The-Market Equity Offering

On February 20, 2024, we entered into a capital on demand sales agreement (On Demand Sales Agreement) with JonesTrading Institution Services LLC, pursuant to which we could offer and sell shares having an aggregate offering price of up to $25.0 million. We did not offer or sell any shares of Common Stock under the On Demand Sales Agreement. Effective July 21, 2025, we terminated the On Demand Sales Agreement.

On July 22, 2025, we entered the new Sales Agreement with Titan Partners Group LLC, a division of American Capital Partners LLC (in such capacity, the Agent), pursuant to which we may sell, from time to time, at our option, up to $100.0 million in aggregate principal amount of an indeterminate amount of shares (the ATM Shares) of Common Stock, through the Agent (ATM Program). We will pay the Agent a commission of 3.5% of the gross sales price of the ATM Shares sold pursuant to the Sales Agreement, if any.

Any ATM Shares to be offered and sold under the Sales Agreement will be issued and sold (i) by methods deemed to be an at-the-market offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or in negotiated transactions, if authorized by us and (ii) pursuant to the Registration Statement on Form S-3 filed by us with the SEC on February 20, 2024 for an offering of up to $100.0 million of various securities, including shares of our Common Stock, preferred stock, warrants, rights and/or units for sale to the public in one or more public offerings, which became effective on February 28, 2024.

As of September 30, 2025, 882,924 shares of our Common Stock have been issued and sold under our ATM Program for aggregate net proceeds of $4.6 million.

Cooperation Agreement and Cash Dividend

The cooperation agreement, with Anson Funds Management LP and Cable Car Capital LLC (the Cooperation Agreement) among other non-financial items, provided for a capital return to stockholders in the form of a dividend in the amount of $1.75 per share of Common Stock that was declared on November 6, 2023, to stockholders of record at the close of business on November 17, 2023. The total dividend of $11.7 million was paid on December 6, 2023, and was recorded as a reduction of additional paid-in capital in the interim condensed consolidated statements of stockholders' equity, as we have an accumulated deficit, rather than retained earnings. Effective July 22, 2025, in conjunction with the closing of the Offering, the parties to the Cooperation Agreement mutually agreed to terminate such Cooperation Agreement.

Rights Agreement

On October 1, 2023, our Board approved and adopted a rights agreement (Rights Agreement) by and between us and Computershare, Inc., as Rights Agent (as defined in the Rights Agreement). Pursuant to the Rights Agreement, the Board declared a dividend of one preferred share purchase right (each, a Right) for each outstanding share of our Common Stock. The Rights were distributable to stockholders of record as of the close of business on October 12, 2023. The Rights and the Rights Agreement expired at the close of business on September 30, 2024. No rights were redeemed or exchanged under the Rights Agreement.

12. Warrants

As of September 30, 2025, we have the following warrants outstanding:

	Number of Warrants Outstanding	Exercise Price	Initial Exercise Date	Expiration Date
Pre-Funded Warrants
Issued in the PIPE (1)	1,130,290	$0.0001	July 22, 2025	Until Exercised in Full
Issued for services	546,348	$0.0001	September 24, 2025	Until Exercised in Full
Advisory Warrants
Asset Manager Warrants
GSR 1	584,795	$3.42	July 22, 2025	July 22, 2030
GSR 2	292,398	$3.93	July 22, 2025	July 22, 2030
GSR 3	292,398	$4.62	July 22, 2025	July 22, 2030
GSR 4	292,398	$5.13	July 22, 2025	July 22, 2030
Strategic Advisor Warrants	438,597	$4.10	July 22, 2025	July 22, 2030
Placement Agent Warrants	1,169,591	$4.10	July 22, 2025	July 22, 2030
Other Warrant	102,513	$6.80	October 25, 2022	October 25, 2027
Total warrants outstanding	4,849,328

__________

(1) As discussed in Note 15. Subsequent Events, these Pre-Funded Warrants were cashless exercised in October 2025.

Pre-Funded Warrants

Each Pre-Funded Warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.0001 per Pre-Funded Warrant Share and may be exercised at any time until all the Pre-Funded Warrants issued in the Offering are exercised in full. Each holder of the Pre-Funded Warrant's ability to exercise its Pre-Funded Warrants in exchange for shares of Common Stock is subject to certain beneficial ownership limitations set forth therein. On July 24, 2025, Pre-Funded Warrants for the purchase of 2,084,509 shares of Common Stock were exercised for a de minimis amount of cash proceeds. As of September 30, 2025, we issued 2,807,967 shares of Common Stock upon cashless exercises of 2,808,070 Pre-Funded Warrants.

On September 24, 2025, as payment of the annual Asset-based Fee (as defined within Note 14. Related Party Transactions) under the Asset Management Agreement (as defined within Note 14. Related Party Transactions), we issued GSR Strategies LLC (GSR or the Asset Manager) fully vested, nonforfeitable Pre-Funded Warrants for the purchase of up to 546,348 shares of our Common Stock with an exercise price of $0.0001 per share. During the first year of the Asset Management Agreement, it is noncancelable, by us, other than for Cause (as defined therein) The annual Asset-based Fee of $1.9 million will be amortized to expense through the one-year anniversary of the Asset Management Agreement. Amounts in excess of the fee attributable to the three months ended September 30, 2025, are recorded in prepaid expenses and other current assets in the interim condensed consolidated balance sheets. We concluded the fair value of services received by GSR represented the fair value of the warrants issued in settlement of the Asset-based Fee and recorded such fair value as additional paid-in capital in the interim condensed consolidated balance sheets. During the three months ended September 30, 2025, we recognized $0.3 million of the Asset-based Fee within general and administrative expenses within our digital asset treasury strategy segment (see Note 13. Segment Information for information related to our segments).

Advisory Warrants

On July 22, 2025, in conjunction with the closing of the PIPE, we issued the Advisory Warrants (as discussed in Note 2. Summary of Significant Accounting Policies) for the purchase of 3,070,177 shares of our Common Stock to our advisors in the transaction (the Advisory Warrants). The Advisory Warrants are immediately exercisable, expire five years from the issuance date and have exercise prices per shares between $3.42 per share and $5.13 per share. During the three months ended September 30, 2025, we recognized the fair value of the Advisory Warrants of $16.2 million within additional paid-in capital within the interim condensed consolidated statements of stockholders' equity. The weighted-average grant date fair value of the Advisory Warrants was $5.28 per share as determined using the following weighted-average grant date assumptions:

Risk-free interest rate	3.9%
Expected life (years)	5.0
Volatility	85.3%
Dividend yield	—%

Other Warrants

As of September 30, 2025, we have a warrant to purchase 102,513 shares of our common stock issued to Torreya Partners LLC. The warrants are fully vested, exercisable at a price of $6.80 per share and expire in October 2027. No warrants were exercised as of September 30, 2025.

13. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (CODM), which is our Acting Chief Executive Officer and Chief Financial Officer, in deciding how to allocate resources and assess performance. During fiscal year 2025, when allocating financial and personnel resources, due to pursuing our strategic alternatives initiative, the CODM evaluated our financial information, including year over year profit and loss comparisons and cash projections, on an aggregate basis. During fiscal year 2026, our CODM will evaluate financial information including budget versus actual comparisons when assessing performance for allocating financial and personnel resources. We consider our cash and cash equivalents to be primarily available for use in our development of pharmaceutical products segment. We are not organized by market.

Prior to the initiation of our Litecoin Treasury Strategy in August 2025, we operated as a single operating segment, the development of pharmaceutical products. Subsequently, we now operate under two operating segments (development of pharmaceutical products and digital asset treasury strategy), which we identify based upon the underlying business activities supporting these two segments. During the first quarter of fiscal year 2026 and for the fiscal year 2025, we did not generate any revenue. Our administrative functions including finance, business development and information systems, primarily support our development of pharmaceutical products segment, as since purchasing our LTC tokens, our digital assets treasury strategy segment requires little cash infusions. We operate in one geographic area, the United States. The CODM allocates resources (inclusive of both capital and personnel) based upon our net loss, which is utilized to monitor year over year variances on a quarterly basis.

The accounting policies of both our segments are the same as those described in Note 2. Summary of Significant Accounting Policies. All our assets are in the United States. We do not have intra-entity sales or transfers.

During the three months ended September 30, 2025 and 2024, we had no transactions denominated in foreign currencies nor any intangible property for which we recognized amortization expense. During the three months ended September 30, 2025, we did not recognize depreciation expense. During the three months ended September 30, 2024, we recognized depreciation expense that we have included in "other expenses" within the table below. Depreciation expense is reported in our statements of cash flows and is expected to be zero during fiscal year 2026. Non-cash expenses such as depreciating assets and share-based compensation are not part of the CODM's evaluation or decision-making process.

The following tables summarize our financial data for our segments (in thousands):

	For the Three Months Ended September 30, 2025			For the Three Months Ended September 30, 2024
	Digital Asset Treasury Strategy	Development of Pharmaceutical Products	Total	Development of Pharmaceutical Products
Operating and other (income) expense
Employee expenses	$232	$347	$579	$4,923
Other segment expenses(1)	20	816	836	1,282
Professional fees	70	701	771	614
Legal fees	107	339	446	469
voruciclib	—	3	3	717
ME-344	—	—	—	357
Asset management fee and advisory fees	473	—	473	—
Change in fair value of digital assets	631	—	631	—
Interest and dividend income(2)	—	(100)	(100)	(355)
Total operating and other (income) expense	1,533	2,106	3,639	8,007
Total segment costs loss and net loss	$(1,533)	$(2,106)	$(3,639)	$(8,007)

___________

(1) Includes product development costs associated with zandelisib determined to be immaterial for both periods presented, occupancy costs (including rent and utilities), share-based compensation costs, depreciation expense, administrative costs, travel and business taxes.

(2) Interest and dividend income are solely attributable to our cash and cash equivalents.

	September 30, 2025			June 30, 2025
	Digital Asset Treasury Strategy	Development of Pharmaceutical Products	Total	Development of Pharmaceutical Products
Current assets:
Cash and cash equivalent (1)	$—	$10,113	$10,113	$18,011
Prepaid expenses and other current assets	1,684	1,439	3,123	274
Total current assets	1,684	11,552	13,236	18,285
Digital assets	99,369	—	99,369	—
Other long-term assets	—	732	732	—
Total assets	$101,053	$12,284	$113,337	$18,285

_____________

(1) Our cash and cash equivalents are primarily used to support our development of pharmaceuticals products segment.

14. Related Party Transactions

In the ordinary course of business, we had related party transactions with affiliates of our Board. The following table summarizes our activities with such affiliates of our Board as of and for the three months ended September 30, 2025 (in thousands):

Balances:
Prepaid expenses and other current assets	$1,544
Accrued liabilities	142

Year-to-date activity:
General and administrative expense recognized	$473

Asset Management Agreement and Side Letter

As previously disclosed in our Current Report on Form 8-K dated August 6, 2025, the Board approved the appointment of Joshua Riezman to the Board on August 5, 2025, pursuant to a Side Letter (the Side Letter) with GSR entered into in connection with the PIPE. Mr. Riezman is the chief strategy officer, U.S. and Global Deputy General Counsel for GSR. Pursuant to the Side Letter,

GSR, a Purchaser in the PIPE, had the right to nominate one person to serve on the Board. In accordance with the Side Letter, Mr. Riezman was appointed to the class of directors who will be up for reelection at our annual meeting of stockholders for fiscal 2026. In connection with Mr. Riezman's appointment to our Board, he received an initial stock option grant for the purchase of 10,000 shares of our Common Stock with an exercise price of $5.19 per share.

On July 22, 2025, in connection with the PIPE, we and GSR entered into the Asset Management Agreement (the Asset Management Agreement). GSR provides discretionary investment management services with respect to, among other assets, the proceeds from our PIPE (the Account Assets) in accordance with the terms of the Asset Management Agreement. GSR will pursue a long-only investment strategy investing primarily in LTC. The custodians under the Asset Management Agreement will consist of Coinbase and other cryptocurrency wallet providers agreed to by us and the Asset Manager.

We pay GSR an asset-based fee (the Asset-based Fee) equal to 1.75% per annum of the Account Assets under management that is paid in shares of Common Stock until GSR owns 4.99% of our issued and outstanding Common Stock. Thereafter, the Asset-based Fee is to be paid in Pre-Funded Warrants (the GSR Pre-Funded Warrants) to purchase shares of Common Stock (the GSR Pre-Funded Warrant Shares). The number of shares of Common Stock or GSR Pre-Funded Warrants will be issued equal to the dollar amount of the Asset-based Fee being paid, divided by the average volume-weighted average price (VWAP) of the Common Stock for the 30 trading days ending with the trading day prior to the date that is the applicable 12-month anniversary of the Closing Date (the Fee Reference Date).

As compensation for services rendered by GSR in connection with the PIPE, we issued warrants (the GSR Warrants) to GSR on the Closing Date to purchase 1,461,989 shares of Common Stock (the GSR Warrant Shares) at various exercise prices per share of Common Stock as follows: (i) 584,795 shares of Common Stock at an exercise price of $3.42 per share; (ii) 292,398 shares of Common Stock at an exercise price of $3.93 per share; (iii) 292,398 shares of Common Stock at an exercise price of $4.62 per share; and (iv) 292,398 shares of Common Stock at an exercise price of $5.13 per share. The GSR Warrants are exercisable, in whole or in part, at any time for a period of five years from the date of issuance.

The Asset Management Agreement will, unless terminated earlier in accordance with its terms, remain in effect until the tenth anniversary of the date of the Asset Management Agreement. Beginning on the first anniversary of the AMA Effective Date (as defined below), the Asset Management Agreement may be terminated upon at least 90 days prior written notice to the other party (i) by us upon a determination of the Board to end the Lite Treasury Strategy, or (ii) by GSR for any reason. Additionally, the Asset Management Agreement may be terminated for cause (i) by us upon at least 30 days prior written notice to GSR or (ii) by GSR upon at least 60 days prior written notice to us.

On September 24, 2025, as payment of the annual Asset-based Fee under the Asset Management Agreement, we issued GSR, fully vested, nonforfeitable Pre-Funded Warrants for the purchase of up to 546,348 shares of our Common Stock with an exercise price of $0.0001 per share. Subject to the limitations on exercise set forth in the warrant agreement, the GSR Pre-Funded Warrants may be exercised at any time until they are exercised in full.

Advisory Agreement

On July 22, 2025 (the AMA Effective Date), we also entered into an Advisory Agreement (the Advisory Agreement) with Green Dragon Investments LLC (Green Dragon). Mr. Charlie Lee, who was appointed as a member of our Board and serves in the class of directors who will be up for reelection at our annual meeting of stockholders for fiscal 2027, is a beneficiary of Green Dragon. Pursuant to the Advisory Agreement, Green Dragon provides us with asset management services and we pay Green Dragon a fee in warrants to purchase a number of shares of Common Stock calculated based on the amount of assets under management.

We pay Green Dragon an asset-based fee (the Annual Advisory Fee) in warrants (the GD Advisory Warrants and each a GD Advisory Warrant) to purchase a number of shares of the Common Stock (GD Advisory Warrant Shares) equal to 0.75% per annum of the Account Assets for such year, as calculated in accordance with the Asset Management Agreement. The number of GD Advisory Warrants to be issued for any given year shall be equal to the dollar amount of the Annual Advisory Fee for such year, divided by the average VWAP of the Common Stock for the 30 trading days ending with the trading day prior to the Fee Reference Date. The exercise price per share of the GD Advisory Warrants shall be set at a price equal to $0.0001. The GD Advisory Warrants shall be exercisable, in whole or in part, at any time for a period of five years from the date of issuance. The GD Advisory Warrants issued each year shall vest in four equal installments on the Fee Reference Date on which they are issued and then the succeeding three-month anniversaries thereof. Any portion of the GD Advisory Warrants that are unvested on the date, if any, that the Advisory Agreement terminates shall be deemed surrendered and shall terminate automatically on such date with no further force or effect.

The Advisory Agreement will, unless terminated earlier in accordance with its terms, remain in effect until the tenth anniversary of the Advisory Agreement. Either party may terminate the Advisory Agreement, with or without reason, by written notice to the other.

As of September 30, 2025, we had not issued the GD Advisory Warrant in settlement of the Annual Advisory Fee for the annual period ended July 21, 2026. The GD Advisory Warrant was issued on October 8, 2025, as more fully discussed in Note 15. Subsequent Events. As of September 30, 2025, we have recognized an accrual of $0.1 million related to the Annual Advisory Fee.

Under the terms of the Advisory Agreement, Mr. Lee has waived any compensation for such Board service, in lieu of his compensation under the Advisory Agreement.

15. Subsequent Events

Pre-Funded Warrants Exercise

In October 2025, remaining Pre-Funded Warrants issued in the PIPE for the purchase of 1,130,290 shares of Common Stock were cashless exercised in exchange for 1,130,242 shares of Common Stock. As of October 13, 2025, no Pre-Funded Warrants issued in the PIPE remained outstanding.

Issuance of GD Advisory Warrant

In October 2025, in settlement of the Annual Advisory Fee for the annual period ended July 21, 2026, we issued a GD Advisory Warrant for the purchase of up to 234,149 shares of Common Stock with an exercise price of $0.0001 per share. The Annual Advisory Fee of $0.8 million will be recorded to expense through the one-year anniversary of the Asset Management Agreement, over the requisite service period. We concluded the fair value of services received or to be received by Green Dragon represented the fair value of the warrants issued in settlement of the Annual Advisory Fee.

Stock Buy Back Program

In connection with shifting our Litecoin Treasury Strategy from initial LTC accumulation to active capital market operations, on October 29, 2025, we announced that our Board authorized the Share Repurchase Program. The Share Repurchase Program is effective immediately and provides for shares to be repurchased in the open market or through negotiated transactions. The time of purchases and the exact number of shares to be purchased under the Share Repurchase Program will depend on market conditions, does not include specific price targets or timetables and may be suspended or terminated by us at any time. We intend to finance the purchases using available working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (Quarterly Report) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” "predict," "potential," “continue,” "likely," or “opportunity,” the negative of these words or similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in Risk Factors in our 2025 Annual Report on Form 10-K (2025 Annual Report), as filed with the Securities and Exchange Commission (SEC) on September 26, 2025.

Unless the context requires otherwise, references in this Quarterly Report to “Lite Strategy,” “LITS,” “we,” “us” and “our” refer to Lite Strategy, Inc.

Overview

Lite Strategy, Inc. (Nasdaq: LITS) is a pharmaceutical company that has historically developed novel and differentiated cancer therapies and is currently assessing pre-clinical development programs in potentially non-oncology disease indications. We also hold Litecoin (LTC) tokens as a primary reserve asset as part of our broader institutional treasury initiative. We built our pipeline by acquiring promising cancer agents and creating value in programs through clinical development, strategic partnerships, and out-licensing or commercialization, as appropriate. Our approach to oncology drug development has been to evaluate our drug candidates in combinations with standard-of-care therapies to overcome known resistance mechanisms and address clear medical needs to provide improved patient benefit. Our drug candidate pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (CDK9) inhibitor, zandelisib, an oral, once-daily, selective P3K3 inhibitor and prior to its sale in October 2024 to Aardvark Therapeutics, Inc., ME-344, an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway in the mitochondria.

Stock Buy Back

In connection with shifting our Litecoin Treasury Strategy (as defined below) from initial LTC accumulation to active capital market operations, on October 29, 2025, we announced that our Board (as defined below) authorized a program to repurchase shares of our common stock, par value $0.00000002 per share (the Common Stock), up to an aggregate amount of $25.0 million (the Share Repurchase Program). The Share Repurchase Program is effective immediately and provides for shares to be repurchased in the open market or through negotiated transactions. The time of purchases and the exact number of shares to be purchased under the Share Repurchase Program will depend on market conditions, does not include specific price targets or timetables and may be suspended or terminated by us at any time. We intend to finance the purchases using available working capital.

Litecoin Treasury Strategy

On August 5, 2025, we announced the commencement of our primary reserve asset and implementation strategy built on a digital asset infrastructure and long-term capital innovation (the Litecoin Treasury Strategy) through our acquisition of LTC tokens, reflecting the full deployment of the net proceeds of the PIPE (as defined below). LTC is an open source, global payment network that is fully decentralized without any central authorities. Mathematics secures the network and empowers individuals to control their own finances. LTC features faster transaction confirmation times and improved storage efficiency than the leading math-based currency. We believe this strategy will allow us to diversify reserves, enhance capital efficiency and align with emerging financial technologies.

Private Investment in Private Equity (PIPE) and Related Agreements

On July 22, 2025 (the Closing Date), we closed on a $100.0 million PIPE and issued an aggregate of (i) 23,216,898 shares (the Shares) of our Common Stock, at an offering price of $3.42 per share and (ii) pre-funded warrants (the Pre-Funded Warrants, and together with the Shares, the Securities), to purchase up to an aggregate of 6,022,869 shares of Common Stock, at an offering price of $3.4199 per Pre-Funded Warrant (the Offering).

Also in July 2025, we entered into various agreements with certain advisors to the PIPE, asset managers and custodians who will help us deploy our Litecoin Treasury Strategy, including but not limited to (i) a placement agency agreement, (ii) an asset management agreement, (iii) an advisory agreement, (iv) a strategic advisor agreement and (v) a new at-the-market sales agreement (the Sales Agreement). As partial or full consideration of services provided associated with the PIPE, we issued warrants for the purchase of up to 3,070,177 shares of Common Stock with a weighted-average exercise price of approximately $4.10 per share. See Note 12. Warrants for a summary of the fair value assumptions used to value the Advisory Warrants upon the closing of the PIPE.

Strategic Alternatives

On July 22, 2024, we announced that our Board of Directors (Board) had determined unanimously to begin the evaluation of our strategic alternatives, including potential transactions as well as an orderly wind down of operations, if appropriate, to maximize the value of our assets for our stockholders. We commenced a reduction-in-force (the Strategic Alternatives RIF) beginning August 1, 2024, which continued in stages as our operational and strategic direction evolved. In connection with this evaluation, we discontinued the clinical development of voruciclib, while we continue to conduct certain nonclinical activities related to our drug candidate assets. As part of the review of strategic alternatives, we considered options such as out-licensing opportunities or sale of our existing programs and merger and acquisition opportunities, as well as other potential opportunities.

The evaluation of strategic alternatives concluded with the August 2025 commencement of our Litecoin Treasury Strategy through our acquisition of LTC tokens, reflecting the full deployment of the net proceeds of the PIPE (as defined below). LTC is an open source, global payment network that is fully decentralized without any central authorities. Mathematics secures the network and empowers individuals to control their own finances. LTC features faster transaction confirmation times and improved storage efficiency than the leading math-based currency. We believe this strategy will allow us to diversify reserves, enhance capital efficiency and align with emerging financial technologies. We are committed to long-term innovation in capital structure and financial technology, along with the initiation of an expanding strategy that could include the commencement of LTC mining activities, as well as continued assessment of pre-clinical activities with our drug candidate pipeline, as to which we anticipate conducting further investigational research and development in the next several months.

Risks and Uncertainties of Digital Assets

LTC is subject to a developing regulatory landscape. The Securities and Exchange Commission (the SEC), at least under the prior administration, has stated that certain digital assets may be considered “securities” under the federal securities laws but has been inconsistent in its non-binding statements and informal assurances via no action letters.

If LTC is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for LTC. For example, it may become more difficult for LTC to be traded, cleared and custodied as compared to other digital assets that are not considered to be securities, which could, in turn, negatively affect the liquidity and general acceptance of LTC and cause users to migrate to other digital assets. As such, any determination that LTC is a security under federal or state securities laws may adversely affect the value of LTC and, as a result, an investment in us.

In addition, if LTC is in fact a security, we could be considered an unregistered “investment company” under the Investment Company Act of 1940, which could necessitate our liquidation. In such case, we may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the we will be able to register under the Investment Company Act of 1940 at such time, or take such other actions as may be necessary to ensure our activities comply with applicable law, which could force us to liquidate our LTC holdings.

As with any computer network, digital asset networks are vulnerable to various kinds of attacks and disruptions. As LTC operates on a decentralized network, it is highly resistant to hacking attacks. Although LTC may be less susceptible to attack than other cryptocurrencies, transfer of digital assets on blockchains are vulnerable to certain types of exploits.

Access to our LTC accounts requires private keys to initiate transactions and three separate keys for approval. If any single approval key was lost, destroyed or otherwise compromised, we may be unable to access our LTC holdings until such approval key was replaced. The processes by which LTC transactions are settled are dependent on the LTC peer-to-peer network, and as such, we are subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of LTC.

Drug Candidate Development Programs

Our drug candidate pipeline includes voruciclib, an oral CDK9 inhibitor, zandelisib, an oral, once-daily, selective PI3Kδ inhibitor, and prior to its sale in October 2024 to Aardvark Therapeutics, Inc., ME-344, an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway in the mitochondria.

Voruciclib: Potent Orally Administered CDK9 Inhibitor in Phase 1 Studies

Voruciclib, a selective orally administered CDK9 inhibitor completed a Phase 1 trial in September 2024 evaluating dose and schedule in patients with acute myeloid leukemia (AML) in combination with the B-cell lymphoma 2 (BCL-2) inhibitor venetoclax

(marketed as Venclexta®). Previously, voruciclib was also being evaluated in pre-clinical studies to explore potential activity in various solid tumor cancers including in combination with therapies that target the RAS signaling pathway, such as KRAS inhibitors. All clinical trial efforts for voruciclib were ceased as of July 22, 2024. We are currently assessing the pre-clinical development program in potentially non-oncology disease indications and anticipate commencing these investigational research and development activities during fiscal year 2026.

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

Terminated Clinical Programs

In a Phase 1 clinical trial, we evaluated the dose and schedule of voruciclib in combination with venetoclax, a BCL-2 inhibitor, in patients with R/R AML. The trial started with the evaluation of dose and schedule of voruciclib as a monotherapy in patients with relapsed and refractory B-cell malignancies and AML after failure of prior standard therapies to determine the safety, preliminary efficacy and maximum tolerated dose. The primary objectives of the study were to determine the safety and biologic effective dose of voruciclib monotherapy or voruciclib in combination with venetoclax. Secondary objectives of the study included assessing the preliminary efficacy, pharmacokinetics, pharmacodynamics and biomarkers of voruciclib monotherapy or voruciclib in combination with venetoclax..

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

The next stage of the study evaluated seven voruciclib dose levels from 50 mg every other day to 300 mg daily for 14 consecutive days in a 28-day cycle in combination with standard dose venetoclax in patients with R/R AML. A total of 41 patients with R/R AML, median age 67 years (range 34-89), enrolled in this dose escalation stage of the study evaluating voruciclib in combination with venetoclax. These patients were generally heavily pre-treated; the median number of prior therapies was 2 (range 1-7) and 18 (44%) patients had ≥3 prior lines. Almost all patients (39/41) were treated with venetoclax in an earlier line of therapy. Additionally, 30 (73%) patients were noted as being in an adverse 2017 ELN Risk Category due to adverse cytogenetics and molecular mutations.

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

Zandelisib: PI3Kδ Inhibitor Overview

Zandelisib is an oral, once-daily, selective PI3Kδ inhibitor that we were jointly developing with Kyowa Kirin Co., Ltd (KKC) under a global license, development and commercialization agreement entered into in April 2020 (the KKC Commercialization Agreement) that was later terminated in 2023 (as further discussed below). Currently, there are no clinical trial efforts for zandelisib. We are currently assessing the pre-clinical development program for zandelisib and whether to initiate further investigational research and development activities.

In March 2022, we and KKC reported the outcome of an end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) wherein the agency discouraged a filing based on data from a single-arm Phase 2 TIDAL trial. At this meeting, the FDA stated that data generated from single arm studies such as the Phase 2 TIDAL trial are insufficient to adequately assess the risk/benefit of PI3Kδ inhibitors evaluating indolent non-Hodgkin lymphoma. Additionally, the FDA emphasized that we continue efforts with the randomized Phase 3 COASTAL trial evaluating patients with relapsed or refractory follicular or marginal zone lymphomas. Subsequently, at an April 2022 meeting of the FDA Oncology Drugs Advisory Committee, the committee voted that future approvals of PI3Kδ inhibitors for hematologic malignancies should be supported by randomized data.

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

On July 14, 2023, we entered into a termination agreement with KKC to terminate all agreements between the parties and cease further zandelisib clinical development globally. Activities associated with the compassionate use supply and wind down of the KKC Commercialization Agreement were completed in fiscal year 2024.

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

The following table summarizes certain components of our results of operations (in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
Research and development	$10	$3,163	$(3,153)	(99.7)%
General and administrative	3,098	5,189	(2,091)	(40.3)%
Change in fair value of digital assets	631	—	631	100.0%
Other income, net	100	345	(245)	(71.0)%

Research and Development.

The following is a summary of our research and development expenses to supplement the more detailed discussion below (in thousands).

	For the Three Months Ended September 30,
	2025	2024
zandelisib	$—	$54
voruciclib	3	717
ME-344	—	357
Other	7	2,035
Total research and development expenses	$10	$3,163

Research and development costs decreased by $3.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was a result of our announcement in July 2024 to explore strategic alternatives, at which time all clinical studies were ceased and we initiated reductions in our workforce.

General and Administrative.

General and administrative expenses decreased by $2.1 million to $3.1 million for the three months ended September 30, 2025 compared to $5.2 million for the three months ended September 30, 2024. The decrease was primarily due to $2.4 million less in personnel costs, including $1.7 million in termination benefits and a $0.6 million decrease in corporate overhead costs. These decreases were partially offset by $0.5 million in asset management and advisory fees incurred in connection with our digital assets treasury strategy deployed in the first quarter of fiscal year 2026, with no such similar activity during the comparable prior year period and a $0.3 million increase in non-cash share-based compensation expense.

Change in fair value of digital assets.

The change in fair value of digital assets reflects the remeasurement of our LTC investments to their fair value thereby reflecting unrealized losses on our LTC investments during the three months ended September 30, 2025. We had no such investments in the comparable prior year period.

Other Income, net.

Other income, net, decreased by $0.2 million to $0.1 million for the three months ended September 30, 2025 compared to $0.3 million for the three months ended September 30, 2024, primarily associated with lower interest and dividend income during the current period.

Liquidity and Capital Resources

To date, we have obtained cash and funded our operations primarily through equity financings and license agreements. We have accumulated losses of $407.8 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2025, we had $10.1 million in cash and cash equivalents and $99.4 million in digital assets. Although we intend to retain and hold our digital assets, we could liquidate these assets, or a portion thereof, if needed to fund our operating activities. In connection with our July 2024 announcement regarding the evaluation of our strategic alternatives, we discontinued the clinical development of voruciclib, while certain nonclinical research and development activities continued through the end of fiscal year 2025. As part of our continued assessment of future pre-clinical development with our drug candidate pipeline, we anticipate conducting additional investigational research and development activities during fiscal year 2026. We believe that our cash balance, including our digital assets, will be sufficient to meet our obligations and fund operations for at least the next 12 months from the issuance of these interim condensed consolidated financial statements.

Sources and Uses of Our Cash

Net cash used in operating activities for the three months ended September 30, 2025 of $4.5 million consisted of our net loss of $3.6 million and $2.1 million in changes in our operating assets and liabilities used in operations, partially offset by $1.2 million for noncash items. Net cash used in operating activities for the three months ended September 30, 2024 of $11.5 million consisted of our net loss of $8.0 million and $3.9 million in our operating assets and liabilities used in operations, partially offset by $0.5 million in noncash items.

Net cash used in investing activities for the three months ended September 30, 2025 of $100.0 million consisted of our acquisition of digital assets upon deployment of our Litecoin Treasury Strategy in August 2025. Net cash provided by financing activities for the three months ended September 30, 2024 of $14.7 million consisted of maturities of our short-term investments.

Net cash provided by financing activities for the three months ended September 30, 2025 was $96.6 million associated with the issuance and sale of 23,216,898 shares of Common Stock and Pre-Funded Warrants for the purchase of up to 6,022,869 shares of Common Stock in our PIPE and the issuance and sale of 882,924 shares of Common Stock under our ATM Program. We had no financing activities during the three months ended September 30, 2024.

Capital Resource Requirements

As of September 30, 2025, we have the following potential purchase obligations for which the timing and/or likelihood of occurrence is unknown; however, if such claims arise in the future, they could have a material effect on our financial position, results of operations, and cash flows.

•
Under our remaining license agreements, we have payment obligations, which are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sales of products developed under those agreements. For additional details regarding these agreements, see the section titled Note 9. License Agreements and Note 8. Commitments and Contingencies to our interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report;
•
Obligations under contracts which are cancelable without significant penalty;
•
Purchase orders issued in the ordinary course of business as they represent authorizations to purchase the items rather than binding agreements; and

Our future capital requirements will depend on many factors, including:

•
the scope and nature of our Litecoin Treasury Strategy,
•
the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our product candidates;
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

Critical Accounting Estimates

We describe our significant accounting policies in Note 2. Summary of Significant Accounting Policies of the notes to the financial statements included in our 2025 Annual Report. We discuss our critical accounting estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report. Except as disclosed in Note 2. Summary of Significant Accounting Policies, as it relates to Digital Assets and Warrants, and the addition of our critical accounting estimate as it relates to Valuation of Equity Instruments Issued for Exchange for Services (described below), there have been no changes in our significant accounting policies or critical accounting estimates since June 30, 2025.

Valuation of Equity Instruments Issued for Exchange for Services

Equity instruments issued in exchange for services rendered or to be rendered to us are accounted for in accordance with ASC 718, Stock Compensation. Such instruments are evaluated to determine if they should be classified as liability or equity awards. For these awards, we estimate the fair value of the services rendered/to be rendered (i.e., the compensation cost to be recognized) based upon either (i) the grant date fair value of the equity instruments issued as determined using an option pricing model such as the BSM Model or (ii) the fair value of the liabilities incurred/settled. For the Advisory Warrants issued in the PIPE, we estimated the grant date fair value using the valuation inputs as of the grant date. For the GSR Pre-Funded Warrant and the GD Advisory Warrant issued in settlement of the Asset-based Fee and the Annual Advisory Fee, respectively, we determined the grant date fair value represented the amount of the liabilities settled. For services rendered at the time of issuance, we recognize the expense immediately in our interim condensed consolidated financial statements. For services not yet rendered, we recognize an asset and amortize the fair value of the services being rendered over the requisite service period.

A 10% increase (decrease) in the historical volatility utilized to estimate the grant date fair value of the Advisory Warrants would have resulted in an increase (decrease) of $0.7 million ($0.8 million) in the grant date fair value of the Advisory Warrants.

A 10% increase (decrease) in our assets under management as of the Fee Reference Date would have resulted in a $0.2 million increase (decrease) in the fair value of the liabilities settled through issuance of the GSR Pre-Funded Warrants.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements within Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report, or September 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025. Other than the additional controls over treasury transfer activities of our digital assets, there were no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those included in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our executive officers or directors have adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2025.

Item 6. Exhibits

Exhibit Index

		Incorporated by Reference Herein
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Lite Strategy, Inc.	10-K	000-50484	3.1	September 26, 2025
3.2	Sixth Amended and Restated Bylaws of Lite Strategy, Inc. adopted as of December 18, 2023	8-K	001-41827	3.1	December 22, 2023
4.1	Form of Pre-Funded Warrant	8-K	001-41827	4.1	July 22, 2025
4.2	Form of Placement Agent Warrant	8-K	001-41827	4.2	July 22, 2025
4.3	Form of GSR Pre-Funded Warrant	8-K	001-41827	4.3	July 22, 2025
4.4	Form of GSR Warrant	8-K	001-41827	4.4	July 22, 2025
4.5	Form of Advisory Warrant	8-K	001-41827	4.5	July 22, 2025
4.6	Form of Strategic Advisor Warrant	8-K	001-41827	4.6	July 22, 2025
10.1	Form of Securities Purchase Agreement, dated as of July 17, 2025, by and between Lite Strategy, Inc and each Purchaser (as defined therein)	8-K	001-41827	10.1	July 22, 2025
10.2	Placement Agency Agreement dated July 22, 2025, by and between Lite Strategy, Inc. and Titan Partners Group LLC, a division of American Capital Partners, LLC	8-K	001-41827	10.2	July 22, 2025
10.3	Form of Registration Rights Agreement, dated July 17, 2025, by and between Lite Strategy and each Purchaser (as defined therein)	8-K	001-41827	10.3	July 22, 2025
10.4	Asset Management Agreement, dated July 22, 2025, by and between Lite Strategy, Inc. and GSR Strategies LLC	8-K	001-41827	10.4	July 22, 2025
10.5	Side Letter Agreement, dated July 22, 2025, by and between Lite Strategy, Inc. and GSR Strategies LLC	8-K	001-41827	10.5	July 22, 2025
10.6	Advisory Agreement, dated July 22, 2025, by and between Lite Strategy Inc and Green Dragon Investments LLC	8-K	001-41827	10.6	July 22, 2025
10.7	Strategic Advisory Agreement, dated as of July 22, 2025, by and between Lite Strategy, Inc. and Green Grass Ventures	8-K	001-41827	10.7	July 22, 2025
10.8	Master Loan Agreement, dated September 3, 2025, by and between Lite Strategy, Inc. and BitGo Prime	8-K	001-41827	10.1	September 4, 2025
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

Lite Strategy, Inc.

/s/ Justin J. File
Justin J. File Acting Chief Executive Officer, Chief Financial Officer and Secretary

Date: November 14, 2025