Form 10-Q
period 2025-12-31
Lite Strategy, Inc.
filed 2026-02-17
CIK 1262104

Table of Contents

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 12, 2026, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 36,361,999.

Lite Strategy, Inc.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

LITE STRATEGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,	June 30,
	2025	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,758	$18,011
Prepaid expenses and other current assets	2,154	274
Total current assets	10,912	18,285
Digital assets	63,970	—
Digital assets receivable, net	7,350	—
Other long-term assets	705	—
Total assets	$82,937	$18,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$327	$176
Accrued liabilities	760	1,178
Total current liabilities	1,087	1,354
Total liabilities	1,087	1,354

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 36,785 and 6,663 shares issued at December 31, 2025 and June 30, 2025, respectively.	—	—
Additional paid-in capital	520,655	421,095
Treasury stock, at cost, 138 and no shares at December 31, 2025 and June 30, 2025, respectively.	(203)	—
Accumulated deficit	(438,602)	(404,164)
Total stockholders’ equity	81,850	16,931
Total liabilities and stockholders’ equity	$82,937	$18,285

See accompanying notes to condensed consolidated financial statements.

LITE STRATEGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Operating expenses:
Research and development	$46	$308	$56	$3,471
General and administrative	3,305	3,143	6,403	8,332
Change in fair value of digital assets	26,516	—	27,147	—
Total operating expenses	29,867	3,451	33,606	11,803
Loss from operations	(29,867)	(3,451)	(33,606)	(11,803)
Other (expense) income:
Change in fair value of digital assets receivable, net	(1,533)	—	(1,533)	—
Gain on derivative liabilities	541	—	541	—
Interest and dividend income	60	279	160	634
Gain on disposition of nonfinancial asset	—	500	—	500
Other expense, net	—	(5)	—	(15)
Total other (expense) income, net	(932)	774	(832)	1,119
Net loss	$(30,799)	$(2,677)	$(34,438)	$(10,684)

Net loss per share - basic and diluted	$(0.82)	$(0.40)	$(1.03)	$(1.60)

Weighted-average shares used in computing net loss per share - basic and diluted	37,372	6,663	33,424	6,663

See accompanying notes to condensed consolidated financial statements.

LITE STRATEGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common	Additional Paid-In	Accumulated	Treasury Shares		Total Stockholders’
	Shares	Capital	Deficit	Shares	Amount	Equity
Balance at June 30, 2025	6,663	$421,095	$(404,164)	—	$—	$16,931
Net loss	—	—	(3,639)	—	—	(3,639)
Proceeds from the sale of Common Stock at $3.42 per share in July 2025, net of issuance costs	23,217	60,326	—	—	—	60,326
Proceeds from the issuance of Pre-Funded Warrants at $3.4199 per share in July 2025, net of issuance costs	—	15,649	—	—	—	15,649
Issuance of Advisory Warrants for services rendered in the July 2025 PIPE	—	16,215	—	—	—	16,215
Issuance of Common Stock upon exercise of Pre-Funded Warrants for cash	2,084	—	—	—	—	—
Issuance of Common Stock upon cashless exercise of Pre-Funded Warrants	2,808	—	—	—	—	—
Issuance of Common Stock through our ATM, net of issuance costs	883	4,628	—	—	—	4,628
Issuance of Pre-Funded Warrants to asset manager in lieu of cash fees	—	1,875	—	—	—	1,875
Share-based compensation	—	284	—	—	—	284
Balance at September 30, 2025	35,655	520,072	(407,803)	—	—	112,269
Net loss	—	—	(30,799)	—	—	(30,799)
Issuance of Common Stock upon cashless exercise of Pre-Funded Warrants	1,130	—	—	—	—	—
Issuance of Advisory Warrants in lieu of cash fees	—	349	—	—	—	349
Repurchase of Common Stock	—	—	—	(138)	(203)	(203)
Share-based compensation	—	234	—	—	—	234
Balance at December 31, 2025	36,785	$520,655	$(438,602)	(138)	$(203)	$81,850

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2024	6,663	$421,239	$(388,219)	$33,020
Net loss	—	—	(8,007)	(8,007)
Share-based compensation	—	(135)	—	(135)
Balance at September 30, 2024	6,663	421,104	(396,226)	24,878
Net loss	—	—	(2,677)	(2,677)
Share-based compensation	—	(103)	—	(103)
Balance at December 31, 2024	6,663	$421,001	$(398,903)	$22,098

See accompanying notes to condensed consolidated financial statements.

LITE STRATEGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Fiscal Six Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(34,438)	$(10,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of digital assets	27,147	—
Change in fair value of digital assets receivable, net	1,533	—
Share-based compensation	518	(238)
Gain on derivative liabilities	(541)	—
Noncash asset management and advisory expense	1,163	—
Noncash lease expense	—	214
Depreciation expense	—	368
Loss on disposal of property and equipment	—	14
Gain on disposition of nonfinancial asset	—	(500)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(819)	1,778
Other long-term assets	(705)	—
Accounts payable	151	(2,572)
Accrued liabilities	(446)	(3,496)
Net cash used in operating activities	(6,437)	(15,116)

Cash flows from investing activities:
Purchases of digital assets	(100,000)	—
Net proceeds from written Covered Call Options	569	—
Proceeds from maturity of short-term investments	—	34,640
Proceeds from sale of property and equipment	—	10
Proceeds from the disposition of a nonfinancial asset	—	500
Net cash (used in) provided by investing activities	(99,431)	35,150

Cash flows from financing activities:
Proceeds from the issuance of Common Stock and Pre-Funded Warrants in July 2025, net of offering costs	92,190	—
Proceeds from issuance of Common Stock through our ATM Program, net of issuance costs	4,628	—
Repurchases of Common Stock through our Share Repurchase Program	(203)	—
Net cash provided by financing activities	96,615	—
Net (decrease) increase in cash and cash equivalents	(9,253)	20,034
Cash and cash equivalents at beginning of the period	18,011	3,705
Cash and cash equivalents at end of the period	$8,758	$23,739

Supplemental cash flow information:
Issuance of Advisory Warrants for services rendered in the July 2025 PIPE	$16,215	$—
Issuance of Pre-Funded Warrants to asset manager in lieu of cash fees	$1,875	$—
Issuance of Advisory Warrants in lieu of cash fees	$349	$—

See accompanying notes to condensed consolidated financial statements.

LITE STRATEGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Lite Strategy, Inc. (Nasdaq: LITS) is a pharmaceutical company that has historically developed novel and differentiated cancer therapies and is currently assessing pre-clinical development programs potentially in nononcology disease indications. We also hold Litecoin (LTC) tokens as a primary reserve asset as part of our broader institutional treasury strategy. We initially built our pipeline by acquiring promising cancer agents and creating value in programs through development, strategic partnerships, and out-licensing or commercialization, as appropriate. Our approach to drug development is to evaluate our drug candidates either as stand-alone or in combination with standard-of-care therapies to overcome known resistance mechanisms and address medical needs to provide improved patient benefit. Our drug candidate pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (CDK9) inhibitor, zandelisib, an oral, once-daily, selective P3K3 inhibitor and, prior to its sale in October 2024 to Aardvark Therapeutics, Inc., ME-344, an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway in the mitochondria.

Stock Buy Back

In connection with shifting our Litecoin Treasury Strategy (as defined below) from initial LTC accumulation to active capital market operations, on October 29, 2025, we announced that our board of directors (Board) authorized a program to repurchase shares of our common stock, par value $0.00000002 (Common Stock), up to an aggregate amount of $25.0 million (the Share Repurchase Program), excluding fees, commissions, and excise tax due under the Inflation Reduction Act of 2022. The Share Repurchase Program was effective immediately and provides for shares to be repurchased in the open market, privately negotiated transactions or otherwise. The timing of purchases and the exact number of shares to be purchased under the Share Repurchase Program will depend on market conditions, does not include specific price targets or timetables and may be suspended or terminated by us at any time. We intend to finance the purchases using proceeds from our Covered Call Options (as defined below) or from the liquidation of a portion of our LTC tokens.

As more fully described in Note 11. Stockholders' Equity, in December 2025, we initiated our Share Repurchase Program.

Litecoin Treasury Strategy

On August 5, 2025, we announced the commencement of our primary reserve asset and implementation strategy built on a digital asset infrastructure and long-term capital innovation (the Litecoin Treasury Strategy) through our acquisition of LTC tokens, reflecting the full deployment of the net proceeds of the PIPE (as defined below). LTC is an open source, global payment network that is fully decentralized without any central authorities. Mathematics secures the network and empowers individuals to control their own finances. LTC features faster transaction confirmation times and improved storage efficiency than the leading math-based currency. We believe this strategy will allow us to diversify reserves, enhance capital efficiency, implement treasury management strategies and align with emerging financial technologies with an emphasis on privacy and payment processing.

Private Investment in Public Equity (PIPE) and Related Agreements

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

Strategic Alternatives

On July 22, 2024, we announced that our Board unanimously determined to begin the evaluation of our strategic alternatives, including potential transactions as well as an orderly wind down of operations, if appropriate, to maximize the value of our assets for our stockholders. We commenced a reduction-in-force (the Strategic Alternatives RIF) beginning August 1, 2024, which continued in stages as our operational and strategic direction evolved. In connection with this evaluation, we discontinued the clinical development of voruciclib in oncology, while we continued to conduct certain nonclinical activities related to our drug candidate assets. As part of the review of strategic alternatives, we considered options such as out-licensing opportunities or sale of our existing programs and merger and acquisition opportunities, as well as other potential opportunities.

The evaluation of strategic alternatives concluded with the August 2025 implementation of the Litecoin Treasury Strategy and a commitment to long-term innovation in capital structure and financial technology, along with the initiation of an expanding strategy that could include the commencement of LTC mining or other crypto-focused operational activities. Additionally, we have commenced further investigational research and development pre-clinical activities with our drug candidate pipeline in nononcology disease indications for potential out-licensing or sale related opportunities.

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, the condensed financial statements do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.

The unaudited condensed consolidated financial statements include the accounts of Lite Strategy, Inc. and our wholly owned subsidiary, Meadow Merger Sub, Inc. We have eliminated all intercompany accounts and transactions in consolidation.

The unaudited condensed consolidated financial statements for the quarterly period ended December 31, 2025 should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2025, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 26, 2025 (2025 Annual Report). Interim results are not necessarily indicative of results for a full year.

We have evaluated subsequent events through the date the condensed consolidated financial statements were issued.

2. Summary of Significant Accounting Policies

Except as disclosed below for Digital Assets, Digital Assets Receivable, Net, Derivatives - Covered Call Options and Warrants, there have been no material changes to our significant accounting policies from those described in the notes to our audited consolidated financial statements contained in the 2025 Annual Report.

Risks and Uncertainties

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of derivatives liabilities associated with our Covered Call Options (as defined below), valuation of share-based awards including warrants issued for services, clinical trial accruals, potential loss contingencies, deferred income taxes and related valuation allowances, and the assessment of our ability to fund our operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each reporting period and updated to reflect current information. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

Market, Custody and Operational Risks of Digital Assets

We are subject to various risks including market risk, liquidity risk, and other risks related to our concentration in a single asset, LTC. Investing in LTC is highly speculative and volatile.

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

LTC is subject to a developing regulatory landscape. The SEC has stated that certain digital assets may be considered “securities” under federal securities laws but has been inconsistent in its nonbinding statements and informal assurances via no action letters. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict.

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

In addition, if LTC is in fact a security, we could be considered an unregistered “investment company” under the Investment Company Act of 1940, which could necessitate our liquidation or delisting from the exchange on which our stock is traded. In such case, we may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that we will be able to register under the Investment Company Act of 1940 at such time, or take such other actions as may be necessary to ensure our activities comply with applicable law, which could force us to liquidate our LTC holdings.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. We maintain cash and cash equivalent balances at financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). At times, deposits held may exceed the amount of insurance provided by the FDIC. We have not experienced any losses in our cash and cash equivalents and management believes we are not exposed to significant credit risk with respect to such accounts. Our cash equivalents are classified as Level 1 inputs within the fair value hierarchy. See Note 5. Fair Value Measurements for further information on the fair value hierarchy.

Digital Assets

In accordance with our Litecoin Treasury Strategy, we intend to hold our LTC for long-term investment purposes. We seek to generate returns on our LTC holdings, as LTC appreciates and actively pursue risk-adjusted return opportunities to generate cash flows that support our operating expenses. As a result, our LTC digital assets are included in long-term assets in the condensed consolidated balances sheets, due to our intent to retain and hold our LTC. Pursuant to Accounting Standards Codification (ASC) Topic 350-60 Intangibles - Goodwill and Other - Crypto Assets (ASC 350-60) in-scope crypto assets are required to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net loss each reporting period.

ASC 350-60 does not address the initial measurement, recognition, and derecognition of crypto assets. As such, our digital assets were initially recorded at cost plus fees in accordance with ASC 350-30 Intangibles - Goodwill and Other - General Intangibles Other Than Goodwill. Our digital assets are recorded at fair value at each reporting period with changes in fair value of digital assets included as a component of operating activities in the condensed consolidated statements of operations, as our LTC tokens could, if needed, be sold for use in our operations.

Our first purchase of LTC was on July 30, 2025. In accordance with ASC 350-60, our required adoption date was July 1, 2025 (beginning of the fiscal year that includes the interim period of adoption). LTC tokens are measured using Level 1 inputs under ASC 820 Fair Value Measurement (ASC 820), based on quoted prices from a principal market, Coinbase, as Coinbase has the highest trading volume of LTC tokens (LTC Tokens), the native cryptocurrency of LTC, and is the market in which we transact in LTC Tokens. We track the cost basis of our digital assets based upon a first-in-first-out methodology. See Note 4. Digital Assets for further information. Except for digital assets pledged as collateral for our Covered Call Options (as defined below), our digital asset holdings are not subject to any contractual sale restrictions. Digital assets pledged as collateral are reported as digital assets receivable, net, and classified as long-term assets on the condensed consolidated balance sheets, consistent with our intent to primarily retain LTC under our Litecoin Treasury Strategy.

Digital Assets Receivable, Net

We enter into contracts with GSR Markets Ltd (GSR Markets), an affiliate of GSR Strategies LLC (GSR or Asset Manager), in which we write covered call options on certain of our LTC holdings (Covered Call Options). In connection with these arrangements, we transfer LTC as collateral to GSR Markets, on a title-transfer basis. Upon transfer, we no longer have control of the specific LTC transferred; however, we retain a contractual right to receive the same quantity of LTC if the Covered Call Options expire unexercised.

As a result of the title transfer, the amount of LTC collateralized is reclassified from digital assets to digital assets receivable, net, in the condensed consolidated balance sheets. In addition, we recognize the difference between the fair value at the date of transfer and the initial purchase price of the LTC as a realized gain or loss within change in fair value of digital assets, a component of operating expenses in the condensed consolidated statements of operations. The digital assets receivable, net, is remeasured at fair value at each reporting date in accordance with ASC 350-60.

When Covered Call Options expire unexercised, GSR Markets may either return the LTC to us or retain the LTC to support future Covered Call Option contracts. If the LTC is retained by GSR Markets after expiration, the balance continues to be reported as digital assets receivable, net and remeasured at fair value. If the LTC is returned to us, the receivable is derecognized by reclassifying the fair value of the LTC to digital assets in the condensed consolidated balance sheets.

When Covered Call Options are exercised, the associated digital assets receivable, net, is derecognized as the underlying LTC is retained by GSR Markets and removed from our collateral balance held by GSR Markets. Gains or losses related to the exercise of Covered Call Options are recorded within gain on derivative liabilities or loss on derivatives liabilities, respectively, within other expense (income), net, in the condensed consolidated statements of operations.

We evaluate our digital assets receivable for expected credit losses in accordance with ASC 326, Financial Instruments - Credit Losses. Our assessment considers, among other factors, the short-term nature of the Covered Call Options contractual term, the creditworthiness and risk management practices of GSR, the amount of LTC collateralized, and historical loss experience. As of December 31, 2025, we concluded expected credit losses were immaterial and, therefore, recorded no allowance for credit losses related to our digital assets receivable, net.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, prepaid expenses and other current assets, digital assets, including Covered Call Options, digital assets receivable, net, accounts payable, accrued liabilities and Advisory Warrants (as defined below). The carrying amounts of cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the relatively short-term nature of those instruments. For information regarding the fair value of our digital assets and our Covered Call Options, see Note 5. Fair Value Measurements and Note 8. Derivatives, respectively.

Derivatives – Covered Call Options

From time to time, to generate cash flows on a portion of our LTC, we sell Covered Call Options. These options do not qualify as accounting hedges under ASC 815 (as defined below); however, we consider them to be economic hedges. We classify our Covered Call Options as derivative liabilities, which are recorded within the accrued liabilities line item in the condensed consolidated balance sheets, and accordingly recorded at fair value at inception and subsequently remeasured at fair value at each reporting date. Changes in fair value of our Covered Call Options and/or realized gains on Covered Call Options which expire unexercised are recognized upon settlement (expiration) of the related Covered Call Option contract within gain on derivative liabilities, a component of other (expense) income, net, in the condensed consolidated statements of operations.

The notional amount of Covered Call Options represents the quantity of digital assets underlying the option contracts multiplied by the spot entry price when the contract is written. Notional amounts are not recorded on the balance sheet and do not represent our maximum exposure to loss, which is limited to the opportunity cost of foregone appreciation in the underlying digital assets above the strike price. Premiums received from the sale of Covered Call Options are recorded as cash inflows within investing activities in the condensed consolidated statements of cash flows. See Note 8. Derivatives for additional information related to our Covered Call Options.

Master Loan Agreement

As discussed in Note 7. Master Loan Agreement, we entered into a master loan agreement (the MLA) with BitGo Prime (the Lender). The MLA provides a framework under which we may borrow digital assets or cash from the Lender, from time-to-time. Each loan is documented in a separate loan request agreed to by the parties setting forth the specific terms, including principal amount, fees, collateral requirements and the date on which the loan is to commence and mature (each a Loan). Each Loan may have a fixed term, or may include a call option or prepayment option, as specified in each loan request. In general, either party may terminate a Loan by providing notice within the time frame set forth in the respective Loan. Upon termination, the borrowed digital assets or cash must be returned, and the related collateral released.

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

For other warrants that meet all criteria for equity classification, such warrants are required to be recorded as additional paid-in capital in the condensed consolidated balance sheets at the time of issuance.

We issued the following warrants for services rendered in connection with the PIPE: (i) the Asset Manager GSR 1 Warrant (AMA GSR 1 Warrant), (ii) Asset Manager GSR 2 Warrant (AMA GSR 2 Warrant), (iii) Asset Manager GSR 3 Warrant (AMA GSR 3 Warrant), (iv) Asset Manager GSR 4 Warrant (AMA GSR 4 Warrant), (v) Placement Agent (PA) Warrant and (vi) Strategic Advisor (SA) Warrant (collectively the Advisory Warrants), and we issued the Asset Manager's Pre-Funded Warrant (AMA Pre-Funded Warrant) after the Closing Date. The Advisory Warrants are accounted for in accordance with ASC 718, Stock Compensation (ASC 718), which requires us to recognize the fair value of the Advisory Warrants at either (i) the fair value of the equity instruments issued or (ii) the liabilities settled. The fair value of the Advisory Warrants was determined based upon the Common Stock underlying the Advisory Warrants using the Black-Scholes-Merton (BSM) option pricing model (BSM Model) based on the applicable assumptions, which include the exercise price of the warrants, our stock price and historical volatility, the expected warrant term, the risk-free interest rate, the expected dividends, and if applicable, the vesting behavior. See Note 12. Warrants for a summary of the fair value assumptions used to value the Advisory Warrants upon the closing of the PIPE and a summary of the Warrants outstanding as of December 31, 2025.

The fair value of the AMA Pre-Funded Warrant along with the GSR Pre-Funded Warrants issued in September 2025 as payment of the annual Asset-based Fee under the GSR Asset Management Agreement and the GD Advisory Warrants issued in October 2025 in settlement of the Annual Advisory Fee with Green Dragon Investment LLC (Green Dragon) were determined by the settlement amount of the Asset-based Fee and the Annual Advisory Fee, respectively. The GSR Pre-Funded Warrants, the GD Advisory Warrants and their agreements under which they were issued are further discussed in Note 12. Warrants, and defined in Note 14. Related Party Transactions.

Share-based Compensation

For fully vested, nonforfeitable equity instruments granted at the date we and a nonemployee enter into an agreement for goods or services, we recognize the equity instruments when they are granted. The corresponding cost is recognized as an immediate expense or a prepaid asset depending on the specific facts and circumstances of the agreement with the nonemployee. For the three and six months ended December 31, 2025, 546,348 Pre-Funded Warrants were issued as fully vested, nonforfeitable equity instruments to a nonemployee. The agreement with the nonemployee does not include any provisions to claw back the share-based payments in the event of nonperformance by the nonemployee. Before July 21, 2026, GSR is expected to provide asset management services related to our LTC holdings under the GSR Asset Management Agreement (as defined in Note 14. Related Party Transactions) entered into by us and GSR. As of December 31, 2025, we recorded $1.1 million in current unamortized deferred prepaid assets associated with the GSR Pre-Funded Warrants.

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Issued and outstanding warrants to purchase shares of our Common Stock are included in the calculation of basic net loss per common share if the exercise price of the warrants represents de minimis consideration and is nonsubstantive in relation to the price paid for the warrant and if the warrants are immediately exercisable with no further vesting conditions or contingencies associated with them. The 546,348 shares of our Common Stock underlying Pre-Funded Warrants, as described in Note 12. Warrants, and 58,537 shares of our Common Stock underlying the vested portion of our GD Advisory Warrants are included in the calculation of our weighted-average shares used in computing net loss per share, basic and diluted due to their nominal exercise price.

We consider our Pre-Funded Warrants, including the GSR Pre-Funded Warrants and our Advisory Warrants, including the GD Advisory Warrant (collectively, the Warrants) to be participating securities, because the holders of such instruments participate when a dividend is paid on common stock. The holders of the Warrants do not have a contractual obligation to share in our losses. Because such losses are attributable entirely to common stockholders, for periods in which we have reported a net loss, diluted loss per common share is the same as basic loss per common share. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock and common stock equivalents outstanding for the period determined using the treasury-stock method.

For each of the periods presented, basic and diluted net loss per share were the same.

The following table presents potentially dilutive shares that have been excluded from the calculation of net loss per share because of their anti-dilutive effect (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Stock options	1,291	955	1,291	955
Warrants:
Advisory Warrants	3,070	—	3,070	—
GD Advisory Warrant	176	—	176	—
Other warrant	103	103	103	103
Total anti-dilutive shares	4,640	1,058	4,640	1,058

Recent Accounting Pronouncement

Recently Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (ASC 350-60). The amendments in ASC 350-60 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments were effective for us beginning July 1, 2025. ASC 350-60 requires a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) as of the beginning of the annual reporting period in which an entity adopts the amendments. As we did not hold cryptocurrency prior to July 30, 2025, the adoption of ASC 350-60 did not impact our financial position, results of operations or cash flows. See Digital Assets discussion within Note 2. Summary of Significant Accounting Policies, Note 4. Digital Assets and Note 5. Fair Value Measurements for related disclosures related to our LTC holdings.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270). The amendments in this update apply to all entities that provide interim financial statements and notes in accordance with GAAP. The amendments in this update include guidance about what is meant by the phrase interim financial statements and notes in accordance with GAAP, including referencing SEC requirement for entities to which those requirements apply. As permitted under ASU 2025-11, we early adopted this update effective October 1, 2025, on a retrospective basis. Adoption of ASU 2025-11 did not have a financial impact on our condensed consolidated financial position, results of operations or cash flows in all periods presented. Due to the adoption of ASU 2025-11, we removed our lease footnote disclosure as there were no significant changes from the prior year, and no other footnote disclosures were removed and or added upon adoption of ASU 2025-11.

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

In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. Many of the tax provisions of the OBBBA are designed to accelerate tax deductions, which could lead to lower cash tax payments. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. While we continue to assess the impact of the tax provisions of the OBBBA on our condensed consolidated financial statements, we currently believe that the tax provisions of the legislation are not expected to have a material impact on our statement of operations.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements (ASU 2025-12). The amendments in this update represent changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. An entity should apply the amendments in this update (except for the amendments to Topic 206, Earnings Per Share, related to Issue 4) either prospectively to all transactions recognized on or after the date that the entity first applies the amendments or retrospectively to the beginning of the earliest comparative period presented. Entities may elect the transition method on an issue-by-issue basis. The amendments in this update clarify the effective date of ASU 2024-03, which is that public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026 and in interim periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods. The impact of adoption of this ASU on our disclosures is currently being evaluated.

3. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following, in thousands:

	December 31, 2025	June 30, 2025
Asset management fee	$1,061	$—
Insurance	992	176
Software license	35	39
Other	66	59
Total prepaid and other current assets	$2,154	$274

Accrued Liabilities

Accrued liabilities consisted of the following, in thousands:

	December 31, 2025	June 30, 2025
Accrued compensation and benefits(1)	$408	$873
Accrued legal and professional services	242	144
Accrued pre-clinical and clinical trial expenses	18	134
Derivative liabilities - Covered Call Options	28	—
Other	64	27
Total accrued liabilities	$760	$1,178

________________

(1) Includes employee termination benefits of approximately $0.7 million as of June 30, 2025, as more fully described in Note 6. Employee Termination Benefits.

4. Digital Assets

As of June 30, 2025, we did not hold digital assets. The following table summarizes our digital asset holdings as of December 31, 2025 (in thousands, except quantity):

	As of December 31, 2025
	Quantity	Cost Basis	Fair Value
Digital assets	833,748	$89,153	$63,970
Digital assets receivable, net (1)	95,800	8,743	7,350
Total digital assets	929,548	$97,896	$71,320

________________

(1) Digital assets receivable, net, include LTC pledged as collateral and those unencumbered but residing with GSR.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification at each reporting period. As of December 31, 2025 and June 30, 2025, we had no financial assets or liabilities measured at fair value on a nonrecurring basis. As of June 30, 2025, we had no financial liabilities measured at fair value on a recurring basis.

As of June 30, 2025, our financial assets measured at fair value, on a recurring basis, consisted of our cash equivalents of $17.8 million. The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,562	$6,562	$—	$—
Digital assets	63,970	63,970	—	—
Digital assets receivable, net	7,350	7,350	—	—
Total assets measured on a recurring basis	$77,882	$77,882	$—	$—

Liabilities:
Derivative liabilities - Covered Call Options	$28	—	$28	—
Total liabilities measured on a recurring basis	$28	$—	$28	$—

The following table presents the changes in the carrying amount of our digital assets (in thousands):

Balance as of June 30, 2025	$—
Purchases of digital assets	100,000
Change in fair value of digital assets	(631)
Balance as of September 30, 2025	99,369
Change in fair value of digital assets	(26,516)
Digital assets transferred as collateral	(10,696)
Digital assets returned by GSR Markets	1,813
Balance as of December 31, 2025	$63,970

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

During the three months ended December 31, 2025, no employee termination benefits were recognized. During the six months ended December 31, 2025, we recorded employee termination benefits of $0.1 million within general and administrative expense. During the three months ended December 31, 2024, we recorded employee termination benefits of $0.3 million within research and development expense and $0.9 million within general and administrative expense. During the six months ended December 31, 2024, we recorded employee termination benefits of $1.6 million within research and development expense and $2.7 million within general and administrative expense. All one-time termination benefits were associated with our development of pharmaceutical products segment.

The following table summarizes our activity related to employee benefits included in accrued liabilities (in thousands):

One-time Employee Termination Benefits
Balance at June 30, 2024	$21
Increase in accrued restructuring	5,734
Cash payments	(5,027)
Balance at June 30, 2025	728
Increase in accrued restructuring	122
Cash payments	(850)
Balance at December 31, 2025	$—

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

We evaluated the MLA and determined as of the MLA Date, the MLA does not represent a loan commitment in accordance with U.S. GAAP. As of December 31, 2025, we had not requested any Loans nor did we have any Loan Agreements outstanding under the MLA.

8. Derivatives

The following table presents our condensed consolidated balance sheets classification of derivatives carried at fair value (in thousands):

		December 31, 2025
Derivative	Balance Sheet Line	Asset	Liability
Derivatives not designated as hedging instruments:
Covered Call Options	Accrued liabilities	$—	$28
Total derivatives		$—	$28

The following table presents our condensed statements of operations classification of derivatives carried at fair value (in thousands):

Derivative	Statements of Operations Line	For the Three and Six Months Ended December 31, 2025
Derivatives not designated as hedging instruments:
Covered Call Options	Gain on derivative liabilities	$541
Total derivatives		$541

Covered Call Options

We carry our Covered Call Options at fair value with any realized gains or losses and/or changes in fair value recognized within gains or losses on derivative liabilities, a component of other (expense) income, net, in our condensed consolidated statements of operations.

In estimating the fair value of our Covered Call Options, we use the Black-76 Model (the Black-76 Model), a derivation of the BSM Model, which includes several inputs and assumptions, including the forward price of the underlying asset (LTC), the underlying asset’s implied volatility, the risk-free interest rate, and the expected term of the Covered Call Options. The expected term of the Covered Call Options is the contractual term given the Covered Call Options can only be exercised on their expiration date (i.e., European-style options). We determined that the Covered Call Options are Level 2 liabilities given all inputs are observable.

During the three and six months ended December 31, 2025, we issued Covered Call Options of $22.0 million notional for proceeds of $0.6 million to generate cash flows on a portion of our digital assets, which is expected to be utilized in our Share Repurchase Program. We transferred to GSR Markets LTC as collateral in a quantity equal to the underlying notional for the Covered Call Options sold. The Covered Call Options are only exercisable upon the date of expiration, automatically exercised if the underlying reference price was greater than the strike price of the Covered Call Option, and settled with delivery of the underlying LTC. The reference price for the Covered Call Options is/was GSR's internal pricing index, aggregating prices from multiple exchanges, quoted in USD at 6:00pm UTC time for a given date.

During the three and six months ended December 31, 2025, Covered Call Options on $16.0 million notional expired with the underlying reference price below their strike price and we recorded a realized gain of $0.5 million. As of December 31, 2025, we had three Covered Call Options outstanding on $6.0 million notional.

9. Commitments and Contingencies

We have contracted with various consultants and third parties to assist us in pre-clinical research and development and clinical trials work for our leading drug compounds. The contracts are terminable at any time but obligate us to reimburse the providers for any time or costs incurred through the date of termination. We also have an employment agreement with our chief executive officer and chief financial officer that provides for severance payments and accelerated vesting for share-based awards if his employment is terminated under specified circumstances.

Litigation

From time to time, we may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against us as of December 31, 2025, which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

Presage License Agreement

As discussed in Note 10. License Agreements, we are party to a license agreement with Presage Biosciences, Inc. (Presage) under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of December 31, 2025, we had no accruals for potential future payments as achievement of the milestones had not been met.

10. License Agreements

Presage Biosciences License Agreement

In September 2017, we, as licensee, entered into a license agreement with Presage. Under the terms of the license agreement, Presage granted us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid $2.9 million to Presage. With respect to the first indication, an incremental $2.0 million payment, due upon dosing of the first subject in the first registration trial, will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., EU or Japan. Additional potential payments of up to $179.0 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percentage (which decreases as product development progresses) of amounts received from such sublicensees. During the three and six months ended December 31, 2025 and 2024, we made no payments under the Presage license agreement.

11. Stockholders’ Equity

Description of Capital Stock

Our total authorized share capital is 226,100,000 shares consisting of 226,000,000 shares of Common Stock, and 100,000 shares of preferred stock, $0.01 par value per share.

Common Stock

The holders of common stock are entitled to one vote per share. In the event of a liquidation, dissolution or winding up of our affairs, holders of the common stock will be entitled to share ratably in all our assets that are remaining after payment of our liabilities and the liquidation preference of any outstanding shares of preferred stock. All outstanding shares of common stock are fully paid and nonassessable. The rights, preferences and privileges of holders of common stock are subject to any series of preferred stock that we have issued or that we may issue in the future. The holders of common stock have no preemptive rights and are not subject to future calls or assessments by us.

In conjunction with the PIPE, we issued 23,216,898 shares of Common Stock at $3.42 per share, for net cash proceeds of $92.2 million.

Preferred Stock

Our Board has the authority to issue up to 100,000 shares of preferred stock with a par value of $0.01 per share in one or more series and to fix the rights, preferences, privileges and restrictions in respect of that preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices and liquidation preferences, and the number of shares constituting such series and the designation of any such series, without future vote or action by the stockholders. Therefore, the Board, without the approval of the stockholders, could authorize the issuance of preferred stock with voting, conversion and other rights that could affect the voting power, dividend and other rights of the holders of shares or that could have the effect of delaying, deferring or preventing a change of control. There were no shares of preferred stock outstanding as of December 31, 2025 and June 30, 2025.

Equity Transactions

Share Repurchase Program

In December 2025, we commenced utilization of our Share Repurchase Program announced in October 2025 by repurchasing 137,541 shares of our Common Stock from the open market (the Treasury Shares) at a weighted-average price of $1.47 per share. Treasury Shares repurchased through the Share Repurchase Program are considered held in treasury and returned to the status of authorized but unissued shares of Common Stock. Accordingly, the cost of our Treasury Shares, including excise taxes as applicable, were recorded as a treasury stock transaction with our condensed consolidated balance sheets and statements of stockholder's equity. The Share Repurchase Program does not have an expiration date, does not include specific price targets or timetables and may be suspended or terminated by us at any time.

The following table summarizes activity under our Share Repurchase Program (cost in thousands):

	For the Three and Six Months Ended December 31, 2025
	Shares	Cost
Treasury shares repurchased	137,541	$203

Shelf Registration Statement

On February 20, 2024 we filed a shelf registration statement on Form S-3 which was declared effective by the SEC on February 28, 2024 (February 2024 Shelf Registration Statement) that permits us to sell, from time to time, up to $100.0 million of common stock, preferred stock, warrants, rights and units.

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

On July 22, 2025, we entered a Sales Agreement with Titan Partners Group LLC, a division of American Capital Partners LLC (in such capacity, the Agent), pursuant to which we may sell, from time to time, at our option, up to $100.0 million in aggregate principal amount of an indeterminate amount of shares (the ATM Shares) of Common Stock, through the Agent (ATM Program). We will pay the Agent a commission of 3.5% of the gross sales price of the ATM Shares sold pursuant to the Sales Agreement.

Any ATM Shares to be offered and sold under the Sales Agreement will be issued and sold (i) by methods deemed to be an at-the-market offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, if authorized by us and (ii) pursuant to the February 2024 Shelf Registration Statement as supplemented by a prospectus supplement, filed with the SEC on July 23, 2025.

As of December 31, 2025, 882,924 shares of our Common Stock have been issued and sold under our ATM Program for aggregate net proceeds of $4.6 million.

Cooperation Agreement and Cash Dividend

The cooperation agreement, with Anson Funds Management LP and Cable Car Capital LLC (the Cooperation Agreement) among other nonfinancial items, provided for a capital return to stockholders in the form of a dividend in the amount of $1.75 per share of Common Stock that was declared on November 6, 2023, to stockholders of record at the close of business on November 17, 2023. The total dividend of $11.7 million was paid on December 6, 2023, and was recorded as a reduction of additional paid-in capital in the condensed consolidated statements of stockholders' equity, as we have an accumulated deficit, rather than retained earnings. Effective July 22, 2025, in conjunction with the closing of the Offering, the parties to the Cooperation Agreement mutually agreed to terminate the Cooperation Agreement.

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

12. Warrants

As of December 31, 2025, we have the following warrants outstanding:

	Number of Warrants Outstanding	Exercise Price	Initial Exercise Date	Expiration Date
Pre-Funded Warrants
Issued for services	546,348	$0.0001	September 24, 2025	Until Exercised in Full
Advisory Warrants
Asset Manager Warrants
GSR 1	584,795	$3.42	July 22, 2025	July 22, 2030
GSR 2	292,398	$3.93	July 22, 2025	July 22, 2030
GSR 3	292,398	$4.62	July 22, 2025	July 22, 2030
GSR 4	292,398	$5.13	July 22, 2025	July 22, 2030
Strategic Advisor Warrants	438,597	$4.10	July 22, 2025	July 22, 2030
Placement Agent Warrants	1,169,591	$4.10	July 22, 2025	July 22, 2030
GD Advisory Warrants in lieu of cash payment	234,149	$0.0001	October 8, 2025	October 8, 2030
Other warrant	102,513	$6.80	October 25, 2022	October 25, 2027
Total warrants outstanding	3,953,187

Pre-Funded Warrants

As discussed in Note 1. Description of Business and Basis of Presentation, we issued Pre-Funded Warrants to purchase up to an aggregate of 6,022,869 shares of Common Stock. Each Pre-Funded Warrant was immediately exercisable for one share of Common Stock at an exercise price of $0.0001 per Pre-Funded Warrant Share and could be exercised at any time until all the Pre-Funded Warrants issued in the Offering are exercised in full. Each holder of the Pre-Funded Warrant's ability to exercise its Pre-Funded Warrants in exchange for shares of Common Stock was subject to certain beneficial ownership limitations set forth therein. On July 24, 2025, Pre-Funded Warrants for the purchase of 2,084,509 shares of Common Stock were exercised for a de minimis amount of cash proceeds. During the three months ended September 30, 2025, we issued 2,807,967 shares of Common Stock upon cashless exercises of 2,808,070 Pre-Funded Warrants. In October 2025, the remaining Pre-Funded Warrants issued in the PIPE for the purchase of 1,130,290 shares of Common Stock were cashless exercised in exchange for 1,130,242 shares of Common Stock. As of December 31, 2025, no Pre-Funded Warrants issued in the PIPE remain outstanding.

On September 24, 2025, as payment of the annual Asset-based Fee under the GSR Asset Management Agreement, we issued GSR fully vested, nonforfeitable pre-funded warrants (the GSR Pre-Funded Warrants, as more fully discussed in Note 14. Related Party Transactions) for the purchase of up to 546,348 shares of our Common Stock with an exercise price of $0.0001 per share. During the first year of the GSR Asset Management Agreement, it is noncancelable, by us, other than for Cause (as defined therein). The annual Asset-based Fee of $1.9 million will be amortized to expense through the one-year anniversary of the GSR Asset Management Agreement. Amounts in excess of fees recognized through December 31, 2025, are recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. We concluded the fair value of services received by GSR represented the fair value of the warrants issued in settlement of the Asset-based Fee and recorded such fair value as additional paid-in capital in the condensed consolidated balance sheets. During the three and six months ended December 31, 2025, we recognized $0.5 million and $0.8 million, respectively, of the Asset-based Fee within general and administrative expenses within our digital asset treasury strategy segment (see Note 13. Segment Information for information related to our segments).

Advisory Warrants

On July 22, 2025, in conjunction with the closing of the PIPE, we issued the Advisory Warrants (as discussed in Note 2. Summary of Significant Accounting Policies) for the purchase of 3,070,177 shares of our Common Stock to our advisors in the transaction (the Advisory Warrants). The Advisory Warrants are immediately exercisable, expire five years from the issuance date and have exercise prices between $3.42 and $5.13 per share. Upon issuance, we recognized the fair value of the Advisory Warrants of $16.2 million within additional paid-in capital that is included in the condensed consolidated statements of stockholders' equity for the six months ended December 31, 2025. The weighted-average grant date fair value of the Advisory Warrants was $5.28 per share as determined using the following weighted-average grant date assumptions:

Risk-free interest rate	3.9%
Expected life (years)	5.0
Volatility	85.3%
Dividend yield	—%

GD Advisory Warrants Issued in Lieu of Cash Fees

In October 2025, in settlement of the Annual Advisory Fee (as defined in Note 14. Related Party Transactions) for the annual period ending July 21, 2026, we issued a GD Advisory Warrants (as defined in Note 14. Related Party Transactions) for the purchase of up to 234,149 shares of Common Stock with an exercise price of $0.0001 per share. The Annual Advisory Fee of $0.8 million will be recorded to expense through the one-year anniversary of the GD Advisory Agreement (as defined in Note 14. Related Party Transactions), over the requisite service period. We concluded the fair value of services received or to be received by Green Dragon represented the fair value of the warrants issued in settlement of the Annual Advisory Fee. During the three and six months ended December 31, 2025, we recognized $0.2 million and $0.3 million, respectively, of the Annual Advisory Fee in general and administrative expenses within our digital asset treasury strategy segment (see Note 13. Segment Information for information related to our segments).

Other Warrant

As of December 31, 2025, we have a warrant to purchase 102,513 shares of our common stock issued to Torreya Partners LLC. The warrant is fully vested, exercisable at a price of $6.80 per share and expires in October 2027. The warrant wasn't exercised as of December 31, 2025.

13. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (CODM), which is our Chief Executive Officer and Chief Financial Officer, in deciding how to allocate resources and assess performance. During fiscal year 2025, when allocating financial and personnel resources, due to pursuing our strategic alternatives initiative, the CODM evaluated our financial information, including year over year profit and loss comparisons and cash projections, on an aggregate basis. During fiscal year 2026, our CODM evaluates financial information including budget versus actual comparisons when assessing performance for allocating financial and personnel resources. Prior to the commencement of writing the Covered Call Options in the second quarter of fiscal year 2026, the CODM considered our cash and cash equivalents and other corporate expenses to be primarily available for use in our development of pharmaceutical products segment. However, since the proceeds from the issuance of our Covered Call Options are being utilized to repurchase our Common Stock, the CODM reevaluated its position during the second quarter of fiscal year 2026 and concluded cash and cash equivalents and corporate expenses were no longer segment expenses and therefore would represent corporate expenses and be a reconciling item between total segment costs and our consolidated results. We are not organized by market.

Prior to the initiation of our Litecoin Treasury Strategy in August 2025, we operated as a single operating segment, the development of pharmaceutical products. Subsequently, we now operate under two operating segments (development of pharmaceutical products and digital asset treasury strategy), which we identify based upon the underlying business activities supporting these two segments. During the first quarter of fiscal year 2026 and for fiscal year 2025, we did not generate any revenue. Consistent with the CODM's reevaluation in the section quarter of 2026, he concluded our administrative functions including finance, business development and information systems, no longer were primarily supportive of our development of pharmaceutical products segment, and would be primarily included in corporate expenses. We operate in one geographic area, the United States. The CODM allocates resources (inclusive of both capital and personnel) based upon our net loss, which is utilized to monitor year over year variances on a quarterly basis.

The accounting policies of both our segments are the same as those described in Note 2. Summary of Significant Accounting Policies. All our assets are in the United States. We do not have intra-entity sales or transfers.

During the three and six months ended December 31, 2025 and 2024, we had no transactions denominated in foreign currencies nor any intangible property for which we recognized amortization expense. During the three and six months ended December 31, 2025, and the three months ended December 31, 2024, we did not recognize depreciation expense. During the six months ended December 31, 2024, we recognized depreciation expense that we have included in "other segment expenses" within the table below.

Depreciation expense is reported in our statements of cash flows and is expected to be zero during fiscal year 2026. Noncash expenses such as depreciating assets and share-based compensation are not part of the CODM's evaluation or decision-making process.

The following tables summarize our financial data for our segments (in thousands):

	For the Three Months Ended December 31, 2025
	Digital Asset Treasury Strategy	Development of Pharmaceutical Products	Total Segment Costs	Corporate Expenses	Consolidated
Operating and other (income) expense
Employee expenses	$144	$23	$167	$332	$499
Other segment expenses(1)	13	—	13	838	851
Professional fees	371	—	371	357	728
Legal fees	5	172	177	383	560
voruciclib	—	23	23	—	23
Asset management fee and advisory fees	690	—	690	—	690
Change in fair value of digital assets	26,516	—	26,516	—	26,516
Change in fair value of digital assets receivable, net	1,533	—	1,533	—	1,533
Gain on derivative liabilities	(541)	—	(541)	—	(541)
Interest and dividend income(2)	—	—	—	(60)	(60)
Total operating and other (income) expense	28,731	218	28,949	1,850	30,799
Total segment costs loss and net loss	$(28,731)	$(218)	$(28,949)	$(1,850)	$(30,799)

___________

(1) Includes product development costs associated with zandelisib determined to be immaterial for both periods presented, occupancy costs, share-based compensation costs, administrative costs, travel and business taxes.

(2) Interest and dividend income are solely attributable to our cash and cash equivalents.

	For the Three Months Ended December 31, 2024
	Development of Pharmaceutical Products and Total Segment Costs	Corporate Expenses	Consolidated
Operating and other (income) expense
Employee expenses	$401	$1,675	$2,076
Other segment expenses(1)	(79)	468	389
Professional fees	9	288	297
Legal fees	212	505	717
voruciclib	81	—	81
ME-344	(104)	—	(104)
Gain on disposition of nonfinancial asset	—	(500)	(500)
Interest and dividend income(2)	—	(279)	(279)
Total operating and other (income) expense	520	2,157	2,677
Total segment costs loss and net loss	$(520)	$(2,157)	$(2,677)

___________

(1) Includes product development costs associated with zandelisib determined to be immaterial for both periods presented, occupancy costs (including rent and utilities), share-based compensation costs, depreciation expense, administrative costs, travel and business taxes.

(2) Interest and dividend income are solely attributable to our cash and cash equivalents.

	For the Six Months Ended December 31, 2025
	Digital Asset Treasury Strategy	Development of Pharmaceutical Products	Total Segment Costs	Corporate Expenses	Consolidated
Operating and other (income) expense
Employee expenses	$376	$23	$399	$679	$1,078
Other segment expenses(1)	33	5	38	1,649	1,687
Professional fees	441	2	443	1,056	1,499
Legal fees	112	366	478	528	1,006
voruciclib	—	26	26	—	26
Asset management fee and advisory fees	1,163	—	1,163	—	1,163
Change in fair value of digital assets	27,147	—	27,147	—	27,147
Change in fair value of digital assets receivable, net	1,533	—	1,533	—	1,533
Gain on derivative liabilities	(541)	—	(541)	—	(541)
Interest and dividend income(2)	—	—	—	(160)	(160)
Total operating and other (income) expense	30,264	422	30,686	3,752	34,438
Total segment costs loss and net loss	$(30,264)	$(422)	$(30,686)	$(3,752)	$(34,438)

________

(1) Includes product development costs associated with zandelisib determined to be immaterial for both periods presented, occupancy costs, share-based compensation costs, administrative costs, travel and business taxes.

(2) Interest and dividend income are solely attributable to our cash and cash equivalents.

	For the Six Months Ended December 31, 2024
	Development of Pharmaceutical Products and Total Segment Costs	Corporate Expenses	Consolidated
Operating and other (income) expense
Employee expenses	$2,366	$4,633	$6,999
Other segment expenses(1)	33	1,638	1,671
Professional fees	21	890	911
Legal fees	409	777	1,186
voruciclib	798	—	798
ME-344	253	—	253
Gain on disposition of nonfinancial asset	—	(500)	(500)
Interest and dividend income(2)	—	(634)	(634)
Total operating and other (income) expense	3,880	6,804	10,684
Total segment costs loss and net loss	$(3,880)	$(6,804)	$(10,684)

________

(1) Includes product development costs associated with zandelisib determined to be immaterial for both periods presented, occupancy costs (including rent and utilities), share-based compensation costs, depreciation expense, administrative costs, travel and business taxes.

(2) Interest and dividend income are solely attributable to our cash and cash equivalents.

	December 31, 2025
	Digital Asset Treasury Strategy	Development of Pharmaceutical Products	Total Segment Assets	Corporate Assets	Consolidated
Current assets:
Cash and cash equivalent	$—	$—	$—	$8,758	$8,758
Prepaid expenses and other current assets	1,061	51	1,112	1,042	2,154
Total current assets	1,061	51	1,112	9,800	10,912
Digital assets	63,970	—	63,970	—	63,970
Digital assets receivable, net	7,350	—	7,350	—	7,350
Other long-term assets	—	—	—	705	705
Total assets	$72,381	$51	$72,432	$10,505	$82,937

	June 30, 2025
	Development of Pharmaceutical Products and Total Segment Assets	Corporate Assets	Consolidated
Current assets:
Cash and cash equivalent	$—	$18,011	$18,011
Prepaid expenses and other current assets	25	249	274
Total current assets	25	18,260	18,285
Total assets	$25	$18,260	$18,285

14. Related Party Transactions

In the ordinary course of business, we have related party transactions with affiliates of our Board. During the year ended June 30, 2025, we had no such transactions.

The following table presents balances related to transactions with such affiliates of our Board as of December 31, 2025 (in thousands):

Balances:
Prepaid expenses and other current assets	$1,061
Digital assets receivable, net	$7,350
Accrued liabilities (Derivative liabilities - Covered Call Options)	$28

The following table summarizes our activities with such affiliates of our Board during the three and six months ended December 31, 2025

	For the Three Months Ended December 31, 2025	For the Six Months Ended December 31, 2025
General and administrative expense recognized	$690	$1,163
Change in fair value of digital assets receivable, net	$1,533	$1,533

GSR Asset Management Agreement and Side Letter

On July 22, 2025, in connection with the PIPE, we and GSR entered into an asset management (the GSR Asset Management Agreement). GSR provides discretionary investment management services with respect to, among other assets, the proceeds from our PIPE (the Account Assets) in accordance with the terms of the GSR Asset Management Agreement. The custodians under the GSR Asset Management Agreement will consist of Coinbase and other cryptocurrency wallet providers agreed to by us and the Asset Manager.

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

The GSR Asset Management Agreement will, unless terminated earlier in accordance with its terms, remain in effect until the tenth anniversary of the date of the GSR Asset Management Agreement. Beginning on the first anniversary of the AMA Effective Date (as defined below), the GSR Asset Management Agreement may be terminated upon at least 90 days prior written notice to the other party (i) by us upon a determination of the Board to end the Lite Treasury Strategy, or (ii) by GSR for any reason. Additionally, the GSR Asset Management Agreement may be terminated for cause (i) by us upon at least 30 days prior written notice to GSR or (ii) by GSR upon at least 60 days prior written notice to us.

As more fully described within the Pre-Funded Warrants discussion in Note 12. Warrants, on September 24, 2025, as payment of the annual Asset-based Fee under the GSR Asset Management Agreement, we issued GSR, the GSR Pre-Funded Warrants which are fully vested and nonforfeitable for the purchase of up to 546,348 shares of our Common Stock with an exercise price of $0.0001 per share. Subject to the limitations on exercise set forth in the warrant agreement, the GSR Pre-Funded Warrants may be exercised at any time until they are exercised in full.

Advisory Agreement

On July 22, 2025 (the AMA Effective Date), we also entered into an advisory agreement with Green Dragon (the GD Advisory Agreement). Mr. Charlie Lee, who was appointed as a member of our Board and serves in the class of directors who will be up for reelection at our annual meeting of stockholders for fiscal 2027, is a beneficiary of Green Dragon. Pursuant to the Advisory Agreement, Green Dragon provides us with asset management services and we pay Green Dragon a fee in warrants to purchase a number of shares of Common Stock calculated based on the amount of assets under management (the Annual Advisory Fee).

The Annual Advisory Fee is equal to 0.75% per annum of the Account Assets for such year, as calculated in accordance with the GD Advisory Agreement and is issuable in warrants (the GD Advisory Warrants). The number of GD Advisory Warrants to be issued for any given year shall be equal to the dollar amount of the Annual Advisory Fee for such year, divided by the average VWAP of the Common Stock for the 30 trading days ending with the trading day prior to the Fee Reference Date. The exercise price per share of the GD Advisory Warrants shall be set at a price equal to $0.0001. The GD Advisory Warrants issued each year shall vest in four equal installments on the Fee Reference Date on which they are issued and then the succeeding three-month anniversaries thereof. Any portion of the GD Advisory Warrants unvested on the date, if any, that the GD Advisory Agreement terminates shall be deemed surrendered and shall terminate automatically on such date with no further force or effect. The vested portion of the GD Advisory Warrants shall be exercisable, in whole or in part, at any time for a period of five years from the date of issuance.

The GD Advisory Agreement will, unless terminated earlier in accordance with its terms, remain in effect until the tenth anniversary of the GD Advisory Agreement. Either party may terminate the GD Advisory Agreement, with or without reason, by written notice to the other.

As more fully described in the GD Advisory Warrants Issued in Lieu of Cash Fees discussion in Note 12. Warrants, in October 2025, we issued the GD Advisory Warrant for the purchase of up to 234,149 shares of Common Stock in settlement of the Annual Advisory Fee for the annual period ending July 21, 2026.

Under the terms of the GD Advisory Agreement, Mr. Lee has waived any compensation for his Board service, in lieu of his compensation under the GD Advisory Agreement.

15. Subsequent Events

Effective February 12, 2026, our stockholders approved our 2026 Stock Omnibus Equity Compensation Plan (the 2026 Plan), which replaces the MEI Pharma, Inc. 2008 Omnibus Equity Compensation Plan, as amended and restated (the Prior Plan). Subject to certain adjustments, under the 2026 Plan, we are authorized to issue 2,000,000 shares of Common Stock, plus (i) the number of shares available for grant under the Prior Plan as of the effective date of the 2026 Plan and (ii) the number of shares underlying awards granted under the Prior Plan that, following the effective date, expire or are terminated, surrendered, cancelled or forfeited without issuance of shares. Grants may be made to our employees and the employees of our affiliates, our nonemployee directors, and the advisors who perform services for us and our subsidiaries. The 2026 Plan provides for the grant of stock options, stock appreciation rights, stock units, stock awards, and other stock-based awards. Except as provided below, the 2026 Plan is administered by our compensation committee, which will determine the individuals who will receive grants under the 2026 Plan, the type and size of such grant, and otherwise make all determinations under the 2026 Plan as it deems necessary. In the case of nonemployee directors, our Board will perform the functions of the compensation committee under the 2026 Plan. The 2026 Plan will terminate on February 11, 2036, unless terminated earlier by the Board or unless the Board, with stockholder approval, extends the term of the 2026 Plan.

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

Overview

Lite Strategy, Inc. (Nasdaq: LITS) is a pharmaceutical company that has historically developed novel and differentiated cancer therapies and is currently assessing pre-clinical development programs in potentially nononcology disease indications. We also hold Litecoin (LTC) tokens as a primary reserve asset as part of our broader institutional treasury initiative. We initially built our pipeline by acquiring promising cancer agents and creating value in programs through clinical development, strategic partnerships, and out-licensing or commercialization, as appropriate. Our approach to drug development is to evaluate our drug candidates either as stand-alone or in combination with standard-of-care therapies to overcome known resistance mechanisms and address medical needs to provide improved patient benefit. Our drug candidate pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (CDK9) inhibitor, zandelisib, an oral, once-daily, selective P3K3 inhibitor and, prior to its sale in October 2024 to Aardvark Therapeutics, Inc., ME-344, an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway in the mitochondria.

Stock Buy Back

In connection with shifting our Litecoin Treasury Strategy (as defined below) from initial LTC accumulation to active capital market operations, on October 29, 2025, we announced that our Board of Directors (Board) authorized a program to repurchase shares of our common stock, par value $0.00000002 per share (the Common Stock), up to an aggregate amount of $25.0 million, excluding fees, commissions and excise tax due under the Inflation Reduction Act of 2022 (the Share Repurchase Program). The Share Repurchase Program was effective immediately and provides for shares to be repurchased in the open market, privately negotiated transactions or otherwise. The timing of purchases and the exact number of shares to be purchased under the Share Repurchase Program will depend on market conditions, does not include specific price targets or timetables and may be suspended or terminated by us at any time. We intend to finance the purchases using proceeds from our Covered Call Options (as defined below) or from the liquidation of a portion of our LTC tokens.

In December 2025, we commenced utilization of our Share Repurchase Program and have repurchased an aggregate of 137,541 shares of our Common Stock from the open market (Treasury Shares) at a weighted-average price of $1.47 per share as of December 31, 2025. Treasury Shares repurchased through the Share Repurchase Program are considered held in treasury and returned to the status of authorized but unissued shares of Common Stock. The Share Repurchase Program does not have an expiration date, does not include specific price targets or timetables and may be suspended or terminated by us at any time.

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

We enter into contracts with GSR Markets Ltd (GSR Markets), an affiliate of GSR Strategies LLC (GSR or Asset Manager), in which we write covered call options on certain of our LTC holdings (Covered Call Options). We utilize these Covered Call Options on certain digital asset holdings as part of broader digital asset treasury management strategy. These strategies are designed to generate incremental liquidity and income while retaining exposure to the underlying digital assets, subject to the risk that the assets may be delivered to option counterparties if exercised.

We are exposed to market risk related to changes in the fair value of derivative liabilities associated with our Covered Call Options, as well as counterparty credit risk related to our digital assets receivable, net. We monitor these risks on an ongoing basis and evaluate expected credit losses each reporting period. As of December 31, 2025, we concluded expected credit losses were immaterial due to the short duration of the receivables, the over-collateralized nature of the arrangements, and the credit profile and risk management practices of the transfer agent.

Changes in fair value of our Covered Call Options and/or realized gains on Covered Call Options which expire unexercised are recognized upon settlement (expiration) of the related Covered Call Option contract within gain on derivative liabilities, a component of other (expense) income, net, in the condensed consolidated statements of operations.

Private Investment in Public Equity (PIPE) and Related Agreements

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

Strategic Alternatives

On July 22, 2024, we announced that our Board unanimously determined to begin the evaluation of our strategic alternatives, including potential transactions as well as an orderly wind down of operations, if appropriate, to maximize the value of our assets for our stockholders. We commenced a reduction-in-force (the Strategic Alternatives RIF) beginning August 1, 2024, which continued in stages as our operational and strategic direction evolved. In connection with this evaluation, we discontinued the clinical development of voruciclib in oncology, while we continued to conduct certain nonclinical activities related to our drug candidate assets. As part of the review of strategic alternatives, we considered options such as out-licensing opportunities or sale of our existing programs and merger and acquisition opportunities, as well as other potential opportunities.

The evaluation of strategic alternatives concluded with the August 2025 commencement of our Litecoin Treasury Strategy through our acquisition of LTC tokens, reflecting the full deployment of the net proceeds of the PIPE. LTC is an open source, global payment network that is fully decentralized without any central authorities. Mathematics secures the network and empowers individuals to control their own finances and features faster transaction confirmation times and improved storage efficiency than the leading math-based currency. We believe this strategy will allow us to diversify reserves, enhance capital efficiency and align with emerging financial technologies. We are committed to long-term innovation in capital structure and financial technology, along with the initiation of an expanding strategy that could include the commencement of LTC mining or other crypto-focused operational activities. Additionally, we have commenced further investigational research and development pre-clinical activities with our drug candidate pipeline in nononcology disease indications for potential out-licensing or sale related opportunities.

Risks and Uncertainties of Digital Assets

The fair value of our intangible digital assets, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of the LTC tokens held by us and fluctuations in the price of LTC tokens could materially and adversely affect an investment in our stock. The price of LTC tokens has a limited history and during such history, LTC token prices have been volatile and subject to influence by many factors, including, but not limited to, the levels of liquidity, global LTC supply and demand, compliance and internal control failures leading to the theft of LTC from global trading platforms or vaults, limited liquidity and trading volumes compared to sovereign currency markets and competition from other forms of digital currency or payment services, and global or regional political, economic or financial conditions. If digital asset markets continue to experience significant price fluctuations, we may experience losses.

LTC is subject to a developing regulatory landscape. The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws but has been inconsistent in its nonbinding statements and informal assurances via no action letters. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict.

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

In addition, if LTC is in fact a security, we could be considered an unregistered “investment company” under the Investment Company Act of 1940, which could necessitate our liquidation or delisting from the exchange on which our stock is traded. In such case, we may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the we will be able to register under the Investment Company Act of 1940 at such time, or take such other actions as may be necessary to ensure our activities comply with applicable law, which could force us to liquidate our LTC holdings.

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

Drug Candidate Development Programs

Our drug candidate pipeline includes voruciclib, an oral CDK9 inhibitor and zandelisib, an oral, once-daily, selective PI3Kδ inhibitor. In October 2024, we sold ME-344, a small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway, to Aardvark Therapeutics, Inc. for development in obesity and metabolic diseases, with potential for future milestone payments and royalties due to us upon reaching prespecified development and commercialization targets.

Voruciclib: Orally Administered CDK9 Inhibitor

Voruciclib, a selective orally administered CDK9 inhibitor, was studied in a Phase 1 trial, which evaluated voruciclib dose and schedule as a single agent in patients with acute myeloid leukemia (AML) and B-cell malignancies, and in combination with the B-cell lymphoma 2 (BCL-2) inhibitor venetoclax (marketed as Venclexta®) in patients with AML. All voruciclib clinical trial activities were ceased in September 2024. Previously, voruciclib had been evaluated by Piramal Enterprises Limited in three clinical studies conducted in patients with solid tumors and we conducted pre-clinical studies to explore potential activity in various solid tumors including in combination with therapies that target the RAS signaling pathway, such as KRAS inhibitors. We are currently assessing a pre-clinical development program in nononcology disease indications and have commenced these activities in the second quarter of fiscal year 2026.

Voruciclib Scientific Overview: Cell Cycle Signaling

CDK9 has important functions in cell cycle regulation, including the modulation of two therapeutic targets applicable in cancer and autoimmune diseases:

•
CDK9 is a transcriptional regulator of the myeloid leukemia cell differentiation protein (Mcl-1), a member of the family of anti-apoptotic proteins which, when elevated, may prevent the cell from undergoing cell death and result in poor prognosis in cancer. Inhibition of CDK9 blocks the production of Mcl-1, which is also an established resistance mechanism to the BCL-2 inhibitor venetoclax. Inhibition of Mcl-1 also leads to apoptosis or alteration of differentiation of T lymphocytes and macrophages, which is relevant for the treatment of autoimmune diseases.
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

Directly inhibiting MCL1 and MYC has historically been difficult, but CDK9 is a promising approach to indirectly target these genes.

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

Data from a Phase 1 study evaluating voruciclib as a single agent and in combination with venetoclax in patients with R/R AML have also demonstrated the anticipated decreases in Mcl-1 protein as reported by Davids et al (Blood Advances. 2025;9(4):820-832) and Alvarado-Valero et al (Blood Neoplasia. 2025;2(3):100108).

The research suggests that voruciclib is potentially an attractive therapeutic agent for treating cancers in combination with venetoclax or other BCL-2 inhibitors and could be potentially used in autoimmune diseases to modulate T-Cells and macrophages.

Voruciclib: Inhibition of MYC

Many cancers are associated with over expression of MYC, a transcription factor regulating cell proliferation and growth. CDK9 is a known regulator of MYC transcription and a modulator of MYC protein phosphorylation. Data reported at the American Association for Cancer Research Annual Meeting 2021 in pre-clinical models demonstrated that voruciclib:

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

Terminated Clinical Programs

In a Phase 1 clinical trial, we evaluated the dose and schedule of voruciclib in combination with venetoclax, a BCL-2 inhibitor, in patients with R/R AML. The trial initially evaluated dose and schedule of voruciclib as a monotherapy in patients with relapsed and refractory B-cell malignancies and AML after failure of prior standard therapies. The primary objectives of the study were to determine the safety and biologic effective dose of voruciclib monotherapy or voruciclib in combination with venetoclax. Secondary objectives of the study included assessing the preliminary efficacy, pharmacokinetics, pharmacodynamics and biomarkers of voruciclib monotherapy or voruciclib in combination with venetoclax.

As reported by Davids et al. in a 2025 Blood Advance paper, the voruciclib monotherapy dose escalation/expansion stage of the study enrolled a total of 40 patients; the first 16 were dosed daily continuously at 50 and 100 mg and the following 24 patients were dosed on an intermittent schedule (14 consecutive days on therapy in a 28-day cycle) at 100, 150 and 200 mg. Voruciclib at doses up to 200 mg administered on this intermittent schedule was well tolerated with no dose limiting toxicities (DLT) reported. The most common adverse events (≥20% of patients) were diarrhea, nausea, anemia and fatigue. The majority of adverse events were Grade 1-2; of note, the only Grade 3-4 adverse events were diarrhea (n=1) and anemia (n=5). Pharmacokinetics were dose proportional and a mean half-life of approximately 24 hours supports once daily dosing.

In the 21 patients with AML, one patient achieved a morphologic leukemia-free state and nine patients had disease stabilization, which lasted at least three months in two patients. In the 19 patients with B-cell malignancies, four patients had stable disease with a decrease in tumor size. Correlative studies assessing Mcl-1 and RNA Pol II phosphorylation on Ser2 (RNA Pol II p-S2) demonstrated reduction in expression consistent with the anticipated on-target pharmacodynamic effect of voruciclib.

The next stage of the study evaluated seven voruciclib dose levels from 50 mg every other day to 300 mg daily for 14 consecutive days in a 28-day cycle in combination with standard dose venetoclax in patients with R/R AML and was reported by Avarado-Valero et al. in a 2025 Blood Neoplasia paper. A total of 41 patients were enrolled. These patients were generally heavily pre-treated; the median number of prior therapies was 2 (range 1-7) and 18 (44%) patients had ≥3 prior therapies.

Ten of 32 (31%) patients administered voruciclib at doses ≥ 100 mg in combination with venetoclax 10 (31%) achieved disease control, including three objective responses.

Results from correlative blood biomarker assay studies demonstrated anticipated decreases of Mcl-1, including a greater decrease in Mcl-1 in responding patients. This supports our hypothesis that voruciclib, as an inhibitor or CDK9, regulates Mcl-1 and therefore may address the upregulation of MCL1 associated with venetoclax.

Voruciclib at doses up to 300 mg administered intermittently in combination with venetoclax was well tolerated with no DLT observed. The maximum tolerated dose of voruciclib administered on this schedule with venetoclax has not been established. The most common (≥5% of patients) grade 3 adverse events were myelosuppression associated with AML. Only 1 patient was observed as having a non-hematologic grade 3 drug-related adverse event (diarrhea).

Voruciclib was also previously evaluated in more than 70 patients with solid tumors in multiple Phase 1 studies. The totality of the clinical data, along with data from pre-clinical studies, suggests voruciclib’s ability to inhibit its molecular target at a projected dose as low as 150 mg daily.

Zandelisib: PI3Kδ Inhibitor Overview

Zandelisib is an oral, once-daily, selective PI3Kδ inhibitor that we were jointly developing with Kyowa Kirin Co., Ltd (KKC) under a global license, development and commercialization agreement entered into in April 2020 (the KKC Commercialization Agreement) was later terminated in 2023 (as further discussed below). Currently, we are not conducting any clinical trial for zandelisib and are currently assessing potential out-licensing or sale related opportunities.

In March 2022, we and KKC reported the outcome of an end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) wherein the agency discouraged a filing based on data from a single-arm Phase 2 TIDAL trial because data generated from single arm studies are insufficient to adequately assess the risk/benefit of PI3Kδ inhibitors in indolent non-Hodgkin lymphoma.

In November 2022, we and KKC met with the FDA in a follow-up meeting to the March 2022 end of Phase 2 meeting. At this meeting, the FDA provided further guidance regarding the design and statistical analysis for the ongoing Phase 3 COASTAL trial. Following the November meeting, the companies jointly concluded a clinical trial consistent with the recent FDA guidance, including modification of the COASTAL trial, would likely not be feasible to complete within a time period that would support further investment or with sufficient certainty of the regulatory requirements for approval to justify continued global development efforts. As a result, we and KKC jointly decided to discontinue global development of zandelisib for indolent forms of non-Hodgkin lymphoma outside of Japan. The discontinuation of zandelisib development outside of Japan was a business decision based on the most recent regulatory guidance from the FDA and is not related to the zandelisib clinical data generated to date. Subsequently, in May 2023, KKC decided to discontinue development of zandelisib in Japan. The discontinuation of zandelisib in Japan was a business decision by KKC based on the most recent regulatory guidance from the Pharmaceuticals and Medical Devices Agency in Japan and was not related to the zandelisib clinical data that had been generated.

On July 14, 2023, we entered into a termination agreement with KKC to terminate all agreements between the parties and cease further zandelisib clinical development globally. Activities associated with the compassionate use supply and wind down of the KKC Commercialization Agreement were completed in fiscal year 2024.

Results of Operations

Comparison of Three Months Ended December 31, 2025 and 2024

The following table summarizes certain components of our results of operations (in thousands):

	For the Three Months Ended December 31,
	2025	2024	$ Change	% Change
Research and development	$46	$308	$(262)	(85.1)%
General and administrative	3,305	3,143	162	5.2%
Change in fair value of digital assets	26,516	—	26,516	100.0%
Other (expense) income, net	(932)	774	(1,706)	(220.4)%

Research and Development.

The following is a summary of our research and development expenses to supplement the more detailed discussion below (in thousands).

	For the Three Months Ended December 31,
	2025	2024
zandelisib	$—	$(109)
voruciclib	23	81
ME-344	—	(104)
Other	23	440
Total research and development expenses	$46	$308

Research and development costs decreased by approximately $0.3 million for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. This decrease was a result of our announcement in July 2024 to explore strategic alternatives, at which time all clinical studies were ceased and we initiated reductions in our workforce. Pre-clinical investigational activities in nononcology disease indications for voruciclib commenced in the second quarter of fiscal year 2026.

General and Administrative.

General and administrative expenses increased by $0.2 million to $3.3 million for the three months ended December 31, 2025 compared to $3.1 million for the three months ended December 31, 2024. For the three months ended December 31, 2025, we incurred $0.7 million in asset management and advisory fees and $0.4 in professional services incurred in connection with our Litecoin Treasury Strategy deployed in the first quarter of fiscal year 2026 along with a $0.3 million increase in noncash share-based compensation expense. This increase was partially offset by $1.2 million of lower personnel costs, which included $0.9 million in termination benefits.

Change in Fair Value of Digital Assets.

Change in fair value of digital assets represents unrealized losses from the remeasurement of our LTC investments to their fair value and realized losses recognized upon derecognition of LTC digital assets when placing them as collateral with GSR Markets upon writing of Covered Call Options. We had no such investments in the comparable prior year period.

Other (Expense) Income, Net.

Other (expense) income, net, decreased by $1.7 million to a loss of $0.9 million for the three months ended December 31, 2025 compared to income of $0.8 million for the three months ended December 31, 2024, primarily associated with the change in fair value of digital assets receivable, net, reflecting unrealized losses on LTC pledged for Covered Call Options partially offset by a gain on derivative liabilities during the current period with no such similar activity during the comparable prior year period. During the three months ended December 31, 2025 compared to the three months ended December 31, 2024, we received lower interest and dividend income as a result of lower cash balances. During the three months ended December 31, 2024, we recognized a gain on the sale of our ME-344 asset with no similar activity in the current three-month period.

Results of Operations

Comparison of Six Months Ended December 31, 2025 and 2024

The following table summarizes certain components of our results of operations (in thousands).

	For the Six Months Ended December 31,
	2025	2024	$ Change	% Change
Research and development	$56	$3,471	$(3,415)	(98.4)%
General and administrative	6,403	8,332	(1,929)	(23.2)%
Change in fair value of digital assets	27,147	—	27,147	100.0%
Other (expense) income, net	(832)	1,119	(1,951)	(174.4)%

Research and Development.

The following is a summary of our research and development expenses to supplement the more detailed discussion below (in thousands).

	For the Six Months Ended December 31,
	2025	2024
zandelisib	$—	$(55)
voruciclib	26	798
ME-344	—	253
Other	30	2,475
Total research and development expenses	$56	$3,471

Research and development costs decreased by $3.4 million for the six months ended December 31, 2025 compared to the six months ended December 31, 2024. This decrease was a result of our announcement in July 2024 to explore strategic alternatives, at which time all clinical studies were ceased and we initiated reductions in our workforce. Pre-clinical investigational activities in nononcology disease indications for voruciclib commenced in the second quarter of fiscal year 2026.

General and Administrative.

General and administrative expenses decreased by $1.9 million to $6.4 million for the six months ended December 31, 2025, compared to $8.3 million for the six months ended December 31, 2024. The decrease was primarily due to $3.6 million of lower personnel costs, including $2.6 million in termination benefits and a $0.7 million decrease in corporate overhead costs. These decreases were partially offset by $1.2 million in asset management and advisory fees and $0.4 in professional services incurred in connection with our Litecoin Treasury Strategy deployed in the first quarter of fiscal year 2026 and a $0.6 million increase in noncash share-based compensation expense.

Change in Fair Value of Digital Assets.

Change in fair value of digital assets represents unrealized losses from the remeasurement of our LTC investments to their fair value and realized losses recognized upon derecognition of LTC digital assets when placing them as collateral with GSR Markets upon writing of Covered Call Options. We had no such investments in the comparable prior year period.

Other (Expense) Income, Net.

Other (expense) income, net, decreased by approximately $2.0 million to a loss of $0.8 million for the six months ended December 31, 2025 compared to income of $1.1 million for the six months ended December 31, 2024, primarily associated with the change in fair value of digital assets receivable, net, reflecting unrealized losses on LTC pledged for Covered Call Options partially offset by a gain on derivative liabilities during the current period with no such similar activity during the comparable prior year period. During the six months ended December 31, 2025, compared to the six months ended December 31, 2024, we received lower interest and dividend income as a result of lower cash balances. During the six months ended December 31, 2024, we recognized a gain on the sale of our ME-344 asset with no similar activity in the current six-month period.

Liquidity and Capital Resources

To date, we have obtained cash and funded our operations primarily through equity financings and license agreements. We have accumulated losses of $438.6 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2025, we had $8.8 million in cash and cash equivalents and $64.0 million in unrestricted digital assets. Although we intend to retain and hold our digital assets, we could liquidate these assets, or a portion thereof, if needed to fund our operating activities. In connection with our July 2024 announcement regarding the evaluation of our strategic alternatives, we discontinued the clinical development of voruciclib in oncology, while certain related nonclinical research and development activities continued through the end of fiscal year 2025. As part of our continued assessment of future pre-clinical development with our drug candidate pipeline, in the second quarter of fiscal year 2026, we commenced additional investigational research and development activities in nononcology disease indications. We believe that our cash balance, including our digital assets, will be sufficient to meet our obligations and fund operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.

In December 2025, we commenced utilization of our Share Repurchase Program utilizing proceeds from our Covered Call Options to repurchase Shares of our Common Stock. During the three months ended December 31, 2025, we realized gains of $0.5 million from our Covered Call Options, of which we used $0.2 million to repurchase 137,541 shares of our Common Stock.

Sources and Uses of Our Cash

Net cash used in operating activities for the six months ended December 31, 2025, of $6.4 million consisted of our net loss of $34.4 million and $1.8 million in changes in our operating assets and liabilities used in operations, partially offset by $29.8 million for noncash items. Net cash used in operating activities for the six months ended December 31, 2024 of $15.1 million consisted of our net loss of $10.7 million, $4.3 million in our operating assets and liabilities used in operations and $0.1 million in noncash items.

Net cash used in investing activities for the six months ended December 31, 2025, of $99.4 million consisted of our acquisition of digital assets upon deployment of our Litecoin Treasury Strategy in August 2025 and proceeds from written call options on our LTC. Net cash provided by financing activities for the six months ended December 31, 2024 of $35.2 million consisted of maturities of our short-term investments and proceeds recognized on the disposition of a nonfinancial asset.

Net cash provided by financing activities for the six months ended December 31, 2025, was $96.6 million associated with the issuance and sale of 23,216,898 shares of Common Stock and Pre-Funded Warrants for the purchase of up to 6,022,869 shares of Common Stock in our PIPE and the issuance, sale of 882,924 shares of Common Stock under our ATM Program. These proceeds were partially offset by cash used to repurchase 137,541 shares of our Common Stock at an average cost per share of $1.47. We had no financing activities during the six months ended December 31, 2024.

Capital Resource Requirements

As of December 31, 2025, we have the following potential purchase obligations for which the timing and/or likelihood of occurrence is unknown; however, if such claims arise in the future, they could have a material effect on our financial position, results of operations, and cash flows.

•
Under our remaining license agreements, we have payment obligations, which are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sales of products developed under those agreements. For additional details regarding these agreements, see the section titled Note 9. Commitments and Contingencies and Note 10. License Agreements elsewhere in this Quarterly Report;
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

Critical Accounting Estimates

We describe our significant accounting policies in Note 2. Summary of Significant Accounting Policies of the notes to the financial statements included in our 2025 Annual Report. We discuss our critical accounting estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report. Except as disclosed in Note 2. Summary of Significant Accounting Policies, as it relates to Digital Assets, Digital Assets Receivable, Net, Derivatives - Covered Call Options and Warrants, and the addition of our critical accounting estimate as it relates to Valuation of Equity Instruments Issued for Exchange for Services and Valuation of Covered Call Options (described below), there have been no changes in our significant accounting policies or critical accounting estimates since June 30, 2025.

Valuation of Equity Instruments Issued for Exchange for Services

Equity instruments issued in exchange for services rendered or to be rendered to us are accounted for in accordance with ASC 718, Stock Compensation. Such instruments are evaluated to determine if they should be classified as liability or equity awards. For these awards, we estimate the fair value of the services rendered/to be rendered (i.e., the compensation cost to be recognized) based upon either (i) the grant date fair value of the equity instruments issued as determined using an option pricing model such as the BSM Model or (ii) the fair value of the liabilities incurred/settled. For the Advisory Warrants issued in the PIPE, we estimated the grant date fair value using the valuation inputs as of the grant date. For the GSR Pre-Funded Warrant and the GD Advisory Warrant issued in settlement of the Asset-based Fee and the Annual Advisory Fee, respectively, we determined the grant date fair value represented the amount of the liabilities settled. We recognize the expense immediately in our condensed consolidated financial statements for services rendered at the time of issuance and for services not yet rendered, we recognize an asset and amortize the fair value of the services being rendered over the requisite service period.

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

Valuation of Covered Call Options

Covered Call Options written by us are accounted for in accordance with ASC 815, Derivatives and Hedging. Such instruments do not qualify for hedge accounting and are considered freestanding financial instruments and were evaluated to be liability instruments. Our Covered Call Options are initially recorded at fair value (the contract amount) and are marked-to-market at each reporting period (if they are still outstanding, using the Black-76 Model, with changes in the fair value of the derivative liability being recognized in the condensed consolidated statements of operations within other income (expense).

A 10% increase (decrease) in the historical volatility of LTC utilized to estimate the fair value of the derivative liabilities - covered call options would have resulted in an increase (decrease) of $8,500 ($7,600) in the fair value of the derivative liabilities - covered call options as of December 31, 2025.

A 10% increase (decrease) in the forward price as of December 31, 2025, would have resulted in an increase (decrease) of $0.1 million ($25,000) in the fair value of our derivative liabilities - covered call options.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report, or December 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025. Other than the additional controls over treasury transfer activities of our digital assets, there were no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those included in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents the share repurchase activity for each of the three months in the quarter ended December 31, 2025:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (2)
October 1 - 31, 2025	—	$—	—	$—
November 1 - 30, 2025	—	—	—	—
December 1 - 31, 2025	137,541	1.47	137,541	24,800,000
Total	$137,541	$1.47	$137,541	$24,800,000

________

(1) All shares repurchased pursuant to the Share Repurchase Program through open market transactions

(2) On October 29, 2025, the Board approved the Share Repurchase Program to repurchase shares of our Common Stock up to an aggregate amount of $25.0 million. The Share Repurchase Program may be suspended or terminated by us at any time.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our executive officers or directors have adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2025.

Item 6. Exhibits

Exhibit Index

		Incorporated by Reference Herein
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Lite Strategy, Inc.	10-K	000-50484	3.1	September 26, 2025
3.2	Sixth Amended and Restated Bylaws of Lite Strategy, Inc. adopted as of December 18, 2023	8-K	001-41827	3.1	December 22, 2023
10.1	Employment Agreement between the Company and Justin J. File, dated December 23, 2025	8-K	001-41827	10.1	December 30, 2025
10.2	Employee Proprietary Information and Inventions Agreement between the Company and Justin J. File, dated December 23, 2025	8-K	001-41827	10.2	December 30, 2025
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

Lite Strategy, Inc.

/s/ Justin J. File
Justin J. File Chief Executive Officer, Chief Financial Officer and Secretary

Date: February 17, 2026