Form 10-Q
period 2026-03-31
Lite Strategy, Inc.
filed 2026-05-13
CIK 1262104

Table of Contents

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 34,025,200.

Lite Strategy, Inc.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

LITE STRATEGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	March 31,	June 30,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,544	$18,011
Digital assets	2,084	—
Prepaid expenses and other current assets	1,347	274
Total current assets	10,975	18,285
Digital assets, net of current portion	38,237	—
Digital assets receivable, net	7,899	—
Other long-term assets	678	—
Total assets	$57,789	$18,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253	$176
Accrued liabilities	699	1,178
Total current liabilities	952	1,354
Total liabilities	952	1,354

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 36,785 and 6,663 shares issued at March 31, 2026 and June 30, 2025, respectively, and 35,156 and 6,663 shares outstanding at March 31, 2026 and June 30, 2025, respectively.	—	—
Additional paid-in capital	521,128	421,095
Treasury stock, at cost, 1,629 and no shares at March 31, 2026 and June 30, 2025, respectively.	(1,995)	—
Accumulated deficit	(462,296)	(404,164)
Total stockholders’ equity	56,837	16,931

Total liabilities and stockholders’ equity	$57,789	$18,285

See accompanying notes to condensed consolidated financial statements.

LITE STRATEGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Operating expenses:
Research and development	$30	$369	$86	$3,840
General and administrative	2,735	2,405	9,138	10,737
Change in fair value of digital assets	18,845	—	45,992	—
Total operating expenses	21,610	2,774	55,216	14,577
Loss from operations	(21,610)	(2,774)	(55,216)	(14,577)
Other (expense) income:
Change in fair value of digital assets receivable, net	(2,330)	—	(3,863)	—
Gain on derivative liabilities	192	—	733	—
Interest and dividend income	54	202	214	836
Gain on disposition of nonfinancial asset	—	—	—	500
Other expense, net	—	(1)	—	(16)
Total other (expense) income, net	(2,084)	201	(2,916)	1,320
Net loss	$(23,694)	$(2,573)	$(58,132)	$(13,257)

Net loss per share - basic and diluted	$(0.66)	$(0.39)	$(1.68)	$(1.99)

Weighted-average shares used in computing net loss per share - basic and diluted	35,711	6,663	34,546	6,663

See accompanying notes to condensed consolidated financial statements.

LITE STRATEGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common	Additional Paid-In	Accumulated	Treasury Shares		Total Stockholders’
	Shares	Capital	Deficit	Shares	Amount	Equity
Balance at June 30, 2025	6,663	$421,095	$(404,164)	—	$—	$16,931
Net loss	—	—	(3,639)	—	—	(3,639)
Proceeds from the sale of Common Stock at $3.42 per share in July 2025, net of issuance costs	23,217	60,326	—	—	—	60,326
Proceeds from the issuance of Pre-Funded Warrants at $3.4199 per share in July 2025, net of issuance costs	—	15,649	—	—	—	15,649
Issuance of Advisory Warrants for services rendered in the July 2025 PIPE	—	16,215	—	—	—	16,215
Issuance of Common Stock upon exercise of Pre-Funded Warrants for cash	2,084	—	—	—	—	—
Issuance of Common Stock upon cashless exercise of Pre-Funded Warrants	2,808	—	—	—	—	—
Issuance of Common Stock through our ATM, net of issuance costs	883	4,628	—	—	—	4,628
Issuance of Pre-Funded Warrants to asset manager in lieu of cash fees	—	1,875	—	—	—	1,875
Share-based compensation	—	284	—	—	—	284
Balance at September 30, 2025	35,655	520,072	(407,803)	—	—	112,269
Net loss	—	—	(30,799)	—	—	(30,799)
Issuance of Common Stock upon cashless exercise of Pre-Funded Warrants	1,130	—	—	—	—	—
Issuance of Advisory Warrants in lieu of cash fees	—	349	—	—	—	349
Repurchase of Common Stock	—	—	—	(138)	(203)	(203)
Share-based compensation	—	234	—	—	—	234
Balance at December 31, 2025	36,785	520,655	(438,602)	(138)	(203)	81,850
Net loss	—	—	(23,694)	—	—	(23,694)
Issuance of Advisory Warrants in lieu of cash fees	—	203	—	—	—	203
Repurchase of Common Stock	—	—	—	(1,491)	(1,792)	(1,792)
Share-based compensation	—	270	—	—	—	270
Balance at March 31, 2026	36,785	$521,128	$(462,296)	$(1,629)	$(1,995)	$56,837

	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2024	6,663	$421,239	$(388,219)	$33,020
Net loss	—	—	(8,007)	(8,007)
Share-based compensation	—	(135)	—	(135)
Balance at September 30, 2024	6,663	421,104	(396,226)	24,878
Net loss	—	—	(2,677)	(2,677)
Share-based compensation	—	(103)	—	(103)
Balance at December 31, 2024	6,663	421,001	(398,903)	22,098
Net loss	—	—	(2,573)	(2,573)
Share-based compensation	—	16	—	16
Balance at March 31, 2025	6,663	$421,017	$(401,476)	$19,541

See accompanying notes to condensed consolidated financial statements.

LITE STRATEGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Fiscal Nine Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(58,132)	$(13,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of digital assets	45,992	—
Change in fair value of digital assets receivable, net	3,863	—
Share-based compensation	788	(222)
Gain on derivative liabilities	(733)	—
Noncash asset management and advisory expense	1,839	—
Noncash lease expense	—	214
Depreciation expense	—	368
Loss on disposal of property and equipment	—	14
Gain on disposition of nonfinancial asset	—	(500)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(485)	2,117
Other long-term assets	(678)	—
Accounts payable	77	(2,991)
Accrued liabilities	(488)	(4,126)
Net cash used in operating activities	(7,957)	(18,383)

Cash flows from investing activities:
Purchases of digital assets	(100,000)	—
Proceeds from sale of digital assets	1,925	—
Net proceeds from written Covered Call Options	742	—
Proceeds from maturity of short-term investments	—	34,640
Proceeds from sale of property and equipment	—	10
Proceeds from the disposition of a nonfinancial asset	—	500
Net cash (used in) provided by investing activities	(97,333)	35,150

Cash flows from financing activities:
Proceeds from the issuance of Common Stock and Pre-Funded Warrants in July 2025, net of offering costs	92,190	—
Proceeds from issuance of Common Stock through our ATM Program, net of issuance costs	4,628	—
Repurchase of Common Stock	(1,995)	—
Net cash provided by financing activities	94,823	—
Net (decrease) increase in cash and cash equivalents	(10,467)	16,767
Cash and cash equivalents at beginning of the period	18,011	3,705
Cash and cash equivalents at end of the period	$7,544	$20,472

Supplemental cash flow information:
Issuance of Advisory Warrants for services rendered in the July 2025 PIPE	$16,215	$—
Issuance of Pre-Funded Warrants to asset manager in lieu of cash fees	$1,875	$—
Issuance of Advisory Warrants in lieu of cash fees	$552	$—
Digital assets transferred to digital assets receivable, net	$13,575	$—
Digital assets returned by GSR Markets	$1,813	$—

See accompanying notes to condensed consolidated financial statements.

LITE STRATEGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Lite Strategy, Inc. (Nasdaq: LITS) is a pharmaceutical company that has historically developed novel and differentiated cancer therapies and is currently assessing pre-clinical development programs in nononcology disease indications. We also hold Litecoin (LTC) tokens as a primary reserve asset as part of our broader institutional treasury strategy. We initially built our pipeline by acquiring promising cancer agents and creating value in programs through development, strategic partnerships, and out-licensing or commercialization, as appropriate. Our approach to drug development is to evaluate our drug candidates either as stand-alone or in combination with standard-of-care therapies to overcome known resistance mechanisms and address medical needs to provide improved patient benefit. Our drug candidate pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (CDK9) inhibitor, zandelisib, an oral, once-daily, selective P3K3 inhibitor and, prior to its sale in October 2024 to Aardvark Therapeutics, Inc., ME-344, as more fully discussed in Note 15. Disposition of a Nonfinancial Asset, an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway in the mitochondria.

Share Repurchase Program

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

As more fully described in Note 11. Stockholders' Equity, in December 2025, we commenced utilization of our Share Repurchase Program.

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

Private Investment in Public Equity (PIPE) and Related Agreements

On July 22, 2025 (the Closing Date), we closed on a $100.0 million PIPE and issued an aggregate of (i) 23,216,898 shares of Common Stock, at an offering price of $3.42 per share and (ii) pre-funded warrants (the Pre-Funded Warrants), to purchase up to an aggregate of 6,022,869 shares of Common Stock, at an offering price of $3.4199 per Pre-Funded Warrant (the Offering).

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

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.

The unaudited condensed consolidated financial statements include the accounts of Lite Strategy, Inc. and our wholly owned subsidiary, Meadow Merger Sub, Inc. We have eliminated all intercompany accounts and transactions in consolidation.

The unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2026, should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2025, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 26, 2025 (2025 Annual Report). Interim results are not necessarily indicative of results for a full year.

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

LTC is subject to a developing regulatory landscape. On March 17, 2026, the SEC issued an interpretation addressing how the federal securities laws apply to certain types of crypto assets and transactions involving crypto assets (the Digital Asset Interpretation). While not a binding regulation, the Digital Asset Interpretation represents a shift in the SEC’s regulatory posture toward the crypto asset industry, moving from reliance primarily on enforcement actions to affirmative guidance establishing a classification framework and clarifying when crypto-related activities do or do not implicate the federal securities laws.

In the Digital Asset Interpretation, the SEC classified crypto assets into five categories based on their characteristics, uses, and functions. “Digital commodities,” “digital collectibles” including “meme coins,” and “digital tools” are not themselves securities according to the SEC. A “digital commodity” is a crypto asset intrinsically linked to, and deriving its value from, the programmatic operation of a “functional” crypto system and supply and demand dynamics, rather than from the expectation of profits based on the essential managerial efforts of others. A digital commodity is not a security. The Digital Asset Interpretation identifies a number of specific crypto assets as digital commodities, including LTC.

The Commodity Futures Trading Commission (the CFTC) joined the Digital Asset Interpretation to provide guidance that the CFTC and its staff will administer the Commodities Exchange Act of 1936, as amended (the CEA) consistent with the SEC’s interpretation. Accordingly, by following the Digital Asset Interpretation, the CFTC will continue to regulate LTC as a digital commodity. Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital asset markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade and the Digital Asset Interpretation does not include in its taxonomy digital derivatives or digital swaps or address regulation regarding these products.

Under the Digital Asset Interpretation, even if a crypto asset is deemed to be a non-security crypto asset (such as a “digital commodity”), the interpretation takes the view that the non-security crypto asset may still be subject to an investment contract, even in the secondary market, and thus secondary market transactions, even in such non-security crypto assets, might be subject to the federal securities laws. While the Digital Asset Interpretation conveys the SEC’s views on how the definition of “security” applies to crypto assets, it does not have the binding force of a regulation adopted through notice-and-comment rulemaking. Accordingly, courts are not bound by it and may reach different conclusions, and the SEC could revise or withdraw it in the future.

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

Digital Assets

In accordance with our Litecoin Treasury Strategy, we intend to hold our LTC for long-term investment purposes. We seek to generate returns on our LTC holdings, as LTC appreciates and actively pursue risk-adjusted return opportunities to generate cash flows that support our operating expenses. As a result, our LTC digital assets are included in long-term assets in the condensed consolidated balances sheets, due to our intent to retain and hold our LTC. Pursuant to Accounting Standards Codification (ASC) Topic 350-60 Intangibles - Goodwill and Other - Crypto Assets (ASC 350-60) in-scope crypto assets are required to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net loss each reporting period. Proceeds from the sale of digital assets are included within investing activities in the condensed consolidated statements of cash flows.

ASC 350-60 does not address the initial measurement, recognition, and derecognition of crypto assets. As such, our digital assets were initially recorded at cost plus fees in accordance with ASC 350-30 Intangibles - Goodwill and Other - General Intangibles Other Than Goodwill. Our digital assets are recorded at fair value at each reporting period with changes in fair value of digital assets included as a component of operating activities in the condensed consolidated statements of operations, as our LTC tokens could, if needed, be sold for use in our operations. Digital assets intended for use in operations and/or for the repurchase of our Common Stock are classified as current assets in the condensed consolidated balance sheets.

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

When Covered Call Options expire unexercised, GSR Markets may either return the LTC to us or retain the LTC to support future Covered Call Option contracts. If the LTC is retained by GSR Markets after expiration, the balance continues to be reported as digital assets receivable, net, and remeasured at fair value. If the LTC is returned to us, the receivable is derecognized by reclassifying the fair value of the LTC to digital assets in the condensed consolidated balance sheets.

When Covered Call Options are exercised, the associated digital assets receivable, net, is derecognized as the underlying LTC is retained by GSR Markets and removed from our collateral balance held by GSR Markets. Gains or losses related to the exercise of Covered Call Options are recorded within gain on derivative liabilities within other expense (income), net, in the condensed consolidated statements of operations.

We evaluate our digital assets receivable for expected credit losses in accordance with ASC 326, Financial Instruments - Credit Losses. Our assessment considers, among other factors, the short-term nature of the Covered Call Options contractual term, the creditworthiness and risk management practices of GSR, the amount of LTC collateralized, and historical loss experience. As of

March 31, 2026, we concluded expected credit losses were immaterial and, therefore, recorded no allowance for credit losses related to our digital assets receivable, net.

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

Derivatives – Covered Call Options

From time to time, to generate cash flows on a portion of our LTC, we sell Covered Call Options. These options do not qualify as accounting hedges under ASC 815 (as defined below); however, we consider them to be economic hedges. We classify our Covered Call Options as derivative liabilities, which are recorded within the accrued liabilities line item in the condensed consolidated balance sheets, and accordingly recorded at fair value at inception and subsequently remeasured at fair value at each reporting date. Changes in fair value of our Covered Call Options and/or realized gains or losses on Covered Call Options which expire unexercised are recognized upon settlement (expiration) of the related Covered Call Option contract within gain on derivative liabilities, a component of other (expense) income, net, in the condensed consolidated statements of operations.

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

We issued the following warrants for services rendered in connection with the PIPE: (i) the Asset Manager GSR 1 Warrant (AMA GSR 1 Warrant), (ii) Asset Manager GSR 2 Warrant (AMA GSR 2 Warrant), (iii) Asset Manager GSR 3 Warrant (AMA GSR 3 Warrant), (iv) Asset Manager GSR 4 Warrant (AMA GSR 4 Warrant), (v) Placement Agent (PA) Warrant and (vi) Strategic Advisor (SA) Warrant (collectively the Advisory Warrants), and we issued the Asset Manager's Pre-Funded Warrant (AMA Pre-Funded Warrant) after the Closing Date. The Advisory Warrants are accounted for in accordance with ASC 718, Stock Compensation (ASC 718), which requires us to recognize the fair value of the Advisory Warrants at either (i) the fair value of the equity instruments issued or (ii) the liabilities settled. The fair value of the Advisory Warrants was determined based upon the Common Stock underlying the Advisory Warrants using the Black-Scholes-Merton (BSM) option pricing model (BSM Model) based on the applicable assumptions, which include the exercise price of the warrants, our stock price and historical volatility, the expected warrant term, the risk-free interest rate, the expected dividends, and if applicable, the vesting behavior. See Note 12. Warrants for a summary of the fair value assumptions used to value the Advisory Warrants upon the closing of the PIPE and a summary of the Warrants outstanding as of March 31, 2026.

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

Share-based Compensation

For fully vested, nonforfeitable equity instruments granted at the date we and a nonemployee enter into an agreement for goods or services, we recognize the equity instruments when they are granted. The corresponding cost is recognized as an immediate expense or a prepaid asset depending on the specific facts and circumstances of the agreement with the nonemployee. For the nine months ended March 31, 2026, 546,348 Pre-Funded Warrants were issued as fully vested, nonforfeitable equity instruments to a nonemployee. The agreement with the nonemployee does not include any provisions to claw back the share-based payments in the event of nonperformance by the nonemployee. Before July 21, 2026, GSR is expected to provide asset management services related to our LTC holdings under the GSR Asset Management Agreement (as defined in Note 14. Related Party Transactions) entered into by us and GSR. As of March 31, 2026, we recorded $0.6 million in current unamortized deferred prepaid assets associated with the GSR Pre-Funded Warrants.

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Issued and outstanding warrants to purchase shares of our Common Stock are included in the calculation of basic net loss per common share if the exercise price of the warrants represents de minimis consideration and is nonsubstantive in relation to the price paid for the warrant and if the warrants are immediately exercisable with no further vesting conditions or contingencies associated with them. The 546,348 shares of our Common Stock underlying Pre-Funded Warrants, as described in Note 12. Warrants, and 117,074 shares of our Common Stock underlying the vested portion of our GD Advisory Warrants are included in the calculation of our weighted-average shares used in computing net loss per share, basic and diluted due to their nominal exercise price.

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

The following table presents potentially dilutive shares that have been excluded from the calculation of net loss per share because of their anti-dilutive effect (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Stock options	1,731	870	1,731	870
Warrants:
Advisory Warrants	3,070	—	3,070	—
GD Advisory Warrant	117	—	117	—
Other warrant	103	103	103	103
Total anti-dilutive shares	5,021	973	5,021	973

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

3. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following, in thousands:

	March 31, 2026	June 30, 2025
Asset management fee	$588	$—
Insurance	606	176
Software license	39	39
Other	114	59
Total prepaid and other current assets	$1,347	$274

Accrued Liabilities

Accrued liabilities consisted of the following, in thousands:

	March 31, 2026	June 30, 2025
Accrued compensation and benefits(1)	$530	$873
Accrued legal and professional services	92	144
Accrued pre-clinical and clinical trial expenses	4	134
Derivative liabilities - Covered Call Options	9	—
Other	64	27
Total accrued liabilities	$699	$1,178

________________

(1) Includes employee termination benefits of approximately $0.7 million as of June 30, 2025, as more fully described in Note 6. Employee Termination Benefits.

4. Digital Assets

As of June 30, 2025, we did not hold digital assets. The following table summarizes our digital asset holdings as of March 31, 2026 (in thousands, except quantity):

	As of March 31, 2026
	Quantity	Cost Basis	Fair Value
Digital assets	38,660	$4,139	$2,084
Digital assets, net of current portion	709,138	75,695	38,237
Digital assets receivable, net (1)	146,500	11,622	7,899
Total digital assets	894,298	$91,456	$48,220

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification at each reporting period. As of March 31, 2026 and June 30, 2025, we had no financial assets or liabilities measured at fair value on a nonrecurring basis. As of June 30, 2025, we had no financial liabilities measured at fair value on a recurring basis.

As of June 30, 2025, our financial assets measured at fair value, on a recurring basis, consisted of our cash equivalents of $17.8 million. The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 (in thousands):

	As of March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,616	$6,616	$—	$—
Digital assets	2,084	2,084	—	—
Digital assets, net of current portion	38,237	38,237	—	—
Digital assets receivable, net	7,899	7,899	—	—
Total assets measured on a recurring basis	$54,836	$54,836	$—	$—

Liabilities:
Derivative liabilities - Covered Call Options	$9	—	$9	—
Total liabilities measured on a recurring basis	$9	$—	$9	$—

The following table presents the changes in the carrying amount of our digital assets (in thousands):

Balance as of June 30, 2025	$—
Purchases of digital assets	100,000
Change in fair value of digital assets - unrealized loss	(631)
Balance as of September 30, 2025	99,369
Change in fair value of digital assets:
Realized loss upon transfer of digital assets as collateral	(1,964)
Unrealized loss on digital assets	(24,552)
Digital assets transferred as collateral	(10,696)
Digital assets returned by GSR Markets	1,813
Balance as of December 31, 2025	63,970
Change in fair value of digital assets:
Realized loss on sale of digital assets	(1,889)
Realized loss upon transfer of digital assets as collateral	(2,626)
Unrealized loss on digital assets	(14,330)
Digital assets transferred as collateral	(2,879)
Disposition of digital assets	(1,925)
Balance as of March 31, 2026	$40,321

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

During the three months ended March 31, 2026, no employee termination benefits were recognized. During the nine months ended March 31, 2026, we recorded employee termination benefits of $0.1 million within general and administrative expense. During the three months ended March 31, 2025, we recorded employee termination benefits of $0.2 million within research and development expense and $0.8 million within general and administrative expense. During the nine months ended March 31, 2025, we recorded employee termination benefits of $1.8 million within research and development expense and $3.6 million within general and administrative expense. All one-time termination benefits were associated with our development of pharmaceutical products segment.

The following table summarizes our activity related to employee benefits included in accrued liabilities (in thousands):

One-time Employee Termination Benefits
Balance at June 30, 2024	$21
Increase in accrued restructuring	5,734
Cash payments	(5,027)
Balance at June 30, 2025	728
Increase in accrued restructuring	122
Cash payments	(850)
Balance at March 31, 2026	$—

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

We evaluated the MLA and determined as of the MLA Date, the MLA does not represent a loan commitment in accordance with U.S. GAAP. As of March 31, 2026, we had not requested any Loans nor did we have any Loan Agreements outstanding under the MLA.

8. Derivatives

As of June 30, 2025, we did not hold any Covered Call Options. The following table presents our condensed consolidated balance sheets classification of derivatives carried at fair value (in thousands):

		March 31, 2026
Derivative	Balance Sheet Line	Asset	Liability
Derivatives not designated as hedging instruments:
Covered Call Options	Accrued liabilities	$—	$9
Total derivatives		$—	$9

During the three and nine months ended March 31, 2025, we did not hold any Covered Call Options. The following table presents our condensed statements of operations classification of derivatives carried at fair value for the periods presented (in thousands):

Derivative	Statements of Operations Line	For the Three Months Ended March 31, 2026	For the Nine Months Ended March 31, 2026
Derivatives not designated as hedging instruments:
Covered Call Options	Gain on derivative liabilities	$192	$733
Total derivatives		$192	$733

Covered Call Options

We carry our Covered Call Options at fair value with any realized gains or losses and/or changes in fair value recognized within gains on derivative liabilities, a component of other (expense) income, net, in our condensed consolidated statements of operations.

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

During the three and nine months ended March 31, 2026, we issued Covered Call Options of $17.9 million and $39.9 million, respectively, notional for proceeds of $0.2 million and $0.7 million, respectively, to generate cash flows on a portion of our digital assets, which is expected to be utilized in our Share Repurchase Program. We transferred to GSR Markets LTC as collateral in a quantity equal to the underlying notional for the Covered Call Options sold. The Covered Call Options are only exercisable upon the date of expiration, are automatically exercised if the underlying reference price was greater than the strike price of the Covered Call Option, and settled with delivery of the underlying LTC. The reference price for the Covered Call Options is/was GSR's internal pricing index, aggregating prices from multiple exchanges, quoted in USD at 6:00pm UTC time for a given date.

During the three and nine months ended March 31, 2026, Covered Call Options on $19.9 million and $35.9 million notional, respectively, expired with the underlying reference price below their strike price and we recorded realized gains of $0.2 million and $0.7 million, respectively. As of March 31, 2026, we had two Covered Call Options outstanding on $4.0 million notional.

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

Litigation

From time to time, we may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against us as of March 31, 2026, which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

Presage License Agreement

As discussed in Note 10. License Agreements, we are party to a license agreement with Presage Biosciences, Inc. (Presage) under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of March 31, 2026, we had no accruals for potential future payments as achievement of the milestones had not been met.

10. License Agreements

Presage Biosciences License Agreement

In September 2017, we, as licensee, entered into a license agreement with Presage. Under the terms of the license agreement, Presage granted us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor, and related compounds. In exchange, we paid $2.9 million to Presage. With respect to the first indication, an incremental $2.0 million payment, due upon dosing of the first subject in the first registration trial, will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., EU or Japan. Additional potential payments of up to $179.0 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percentage (which decreases as product development progresses) of amounts received from such sublicensees. During the three and nine months ended March 31, 2026 and 2025, we made no payments under the Presage license agreement.

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

Preferred Stock

Our Board has the authority to issue up to 100,000 shares of preferred stock with a par value of $0.01 per share in one or more series and to fix the rights, preferences, privileges and restrictions in respect of that preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices and liquidation preferences, and the number of shares constituting such series and the designation of any such series, without future vote or action by the stockholders. Therefore, the Board, without the approval of the stockholders, could authorize the issuance of preferred stock with voting, conversion and other rights that could affect the voting power, dividend and other rights of the holders of shares or that could have the effect of delaying, deferring or preventing a change of control. There were no shares of preferred stock outstanding as of March 31, 2026 and June 30, 2025.

Equity Transactions

Share Repurchase Program

In December 2025, we commenced utilization of our Share Repurchase Program announced in October 2025 by repurchasing shares of our Common Stock from the open market (the Treasury Shares). Treasury Shares repurchased through the Share Repurchase Program are considered held in treasury and returned to the status of authorized but unissued shares of Common Stock. Accordingly, the cost of our Treasury Shares, including excise taxes as applicable, were recorded as a treasury stock transaction with our condensed consolidated balance sheets and statements of stockholder's equity. The Share Repurchase Program does not have an expiration date, does not include specific price targets or timetables and may be suspended or terminated by us at any time.

The following table summarizes activity under our Share Repurchase Program (cost in thousands):

	For the Three Months Ended March 31, 2026			For the Nine Months Ended March 31, 2026
	Shares	Weighted-average Exercise Price Per Share	Cost	Shares	Weighted-average Exercise Price Per Share	Cost
Treasury shares repurchased	1,491,595	$1.20	$1,792	1,629,136	$1.22	$1,995

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

As of March 31, 2026, 882,924 shares of our Common Stock have been issued and sold under our ATM Program for aggregate net proceeds of $4.6 million.

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

As of March 31, 2026, we have the following warrants outstanding:

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

Pre-Funded Warrants

As discussed in Note 1. Description of Business and Basis of Presentation, we issued Pre-Funded Warrants to purchase up to an aggregate of 6,022,869 shares of Common Stock. Each Pre-Funded Warrant was immediately exercisable for one share of Common Stock at an exercise price of $0.0001 per Pre-Funded Warrant Share and could be exercised at any time until all the Pre-Funded Warrants issued in the Offering are exercised in full. Each holder of the Pre-Funded Warrant's ability to exercise its Pre-Funded Warrants in exchange for shares of Common Stock was subject to certain beneficial ownership limitations set forth therein. On July 24, 2025, Pre-Funded Warrants for the purchase of 2,084,509 shares of Common Stock were exercised for a de minimis amount of cash proceeds. During the three months ended September 30, 2025, we issued 2,807,967 shares of Common Stock upon cashless exercises of 2,808,070 Pre-Funded Warrants. In October 2025, Pre-Funded Warrants issued in the PIPE for the purchase of 1,130,290 shares of Common Stock were cashless exercised in exchange for 1,130,242 shares of Common Stock at which time no Pre-Funded Warrants issued in the PIPE remained outstanding.

On September 24, 2025, as payment of the annual Asset-based Fee under the GSR Asset Management Agreement, we issued GSR fully vested, nonforfeitable pre-funded warrants (the GSR Pre-Funded Warrants, as more fully discussed in Note 14. Related Party Transactions) for the purchase of up to 546,348 shares of our Common Stock with an exercise price of $0.0001 per share. During the first year of the GSR Asset Management Agreement, it is noncancelable, by us, other than for Cause (as defined therein). The annual Asset-based Fee of $1.9 million will be amortized to expense through the one-year anniversary of the GSR Asset Management Agreement. Amounts in excess of fees recognized through March 31, 2026, are recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. We concluded the fair value of services received by GSR represented the fair value of the warrants issued in settlement of the Asset-based Fee and recorded such fair value as additional paid-in capital in the condensed consolidated balance sheets. During the three and nine months ended March 31, 2026, we recognized $0.5 million and $1.3 million, respectively, of the Asset-based Fee within general and administrative expenses within our digital asset treasury strategy segment (see Note 13. Segment Information for information related to our segments).

Advisory Warrants

On July 22, 2025, in conjunction with the closing of the PIPE, we issued the Advisory Warrants (as discussed in Note 2. Summary of Significant Accounting Policies) for the purchase of 3,070,177 shares of our Common Stock to our advisors in the transaction (the Advisory Warrants). The Advisory Warrants are immediately exercisable, expire five years from the issuance date and have exercise prices between $3.42 and $5.13 per share. Upon issuance, we recognized the fair value of the Advisory Warrants of $16.2 million within additional paid-in capital that is included in the condensed consolidated statements of stockholders' equity for the nine months ended March 31, 2026. The weighted-average grant date fair value of the Advisory Warrants was $5.28 per share as determined using the following weighted-average grant date assumptions:

Risk-free interest rate	3.9%
Expected life (years)	5.0
Volatility	85.3%
Dividend yield	—%

GD Advisory Warrants Issued in Lieu of Cash Fees

In October 2025, in settlement of the Annual Advisory Fee (as defined in Note 14. Related Party Transactions) for the annual period ending July 21, 2026, we issued a GD Advisory Warrants (as defined in Note 14. Related Party Transactions) for the purchase of up to 234,149 shares of Common Stock with an exercise price of $0.0001 per share. The Annual Advisory Fee of $0.8 million will be recorded to expense through the one-year anniversary of the GD Advisory Agreement (as defined in Note 14. Related Party Transactions), over the requisite service period. We concluded the fair value of services received or to be received by Green Dragon represented the fair value of the warrants issued in settlement of the Annual Advisory Fee. During the three and nine months ended March 31, 2026, we recognized $0.2 million and $0.6 million, respectively, of the Annual Advisory Fee in general and administrative expenses within our digital asset treasury strategy segment (see Note 13. Segment Information for information related to our segments).

Other Warrant

As of March 31, 2026, we have a warrant to purchase 102,513 shares of our common stock issued to Torreya Partners LLC. The warrant is fully vested, exercisable at a price of $6.80 per share and expires in October 2027. The warrant wasn't exercised as of March 31, 2026.

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

Prior to the initiation of our Litecoin Treasury Strategy in August 2025, we operated as a single operating segment, the development of pharmaceutical products. Subsequently, we now operate under two operating segments (development of pharmaceutical products and digital asset treasury strategy), which we identify based upon the underlying business activities supporting these two segments. During the three and nine months ended March 31, 2026 and for fiscal year 2025, we did not generate any revenue. Consistent with the CODM's reevaluation in the section quarter of 2026, he concluded our administrative functions including finance, business development and information systems, no longer were primarily supportive of our development of pharmaceutical products segment, and would be primarily included in corporate expenses. We operate in one geographic area, the United States. The CODM allocates resources (inclusive of both capital and personnel) based upon our net loss, which is utilized to monitor year over year variances on a quarterly basis.

The accounting policies of both our segments are the same as those described in Note 2. Summary of Significant Accounting Policies. All our assets are in the United States. We do not have intra-entity sales or transfers.

During the three and nine months ended March 31, 2026 and 2025, we had no transactions denominated in foreign currencies nor any intangible property for which we recognized amortization expense. During the three and nine months ended March 31, 2026, and the three months ended March 31, 2025, we did not recognize depreciation expense. During the nine months ended March 31, 2025, we recognized depreciation expense that we have included in "other segment expenses" within the table below. Depreciation expense is reported in our statements of cash flows and is expected to be zero during fiscal year 2026. Noncash expenses such as depreciating assets and share-based compensation are not part of the CODM's evaluation or decision-making process.

The following tables summarize our financial data for our segments (in thousands):

	For the Three Months Ended March 31, 2026
	Digital Asset Treasury Strategy	Development of Pharmaceutical Products	Total Segment Costs	Corporate Expenses	Consolidated
Operating and other (income) expense
Employee expenses	$212	$11	$223	$325	$548
Other segment expenses(1)	19	7	26	812	838
Professional fees	122	—	122	287	409
Legal fees	—	181	181	102	283
voruciclib	—	12	12	—	12
Asset management fee and advisory fees	675	—	675	—	675
Change in fair value of digital assets	18,845	—	18,845	—	18,845
Change in fair value of digital assets receivable, net	2,330	—	2,330	—	2,330
Gain on derivative liabilities	(192)	—	(192)	—	(192)
Interest and dividend income(2)	—	—	—	(54)	(54)
Total operating and other (income) expense	22,011	211	22,222	1,472	23,694
Total segment costs loss and net loss	$(22,011)	$(211)	$(22,222)	$(1,472)	$(23,694)

___________

(1) Includes product development costs associated with zandelisib determined to be immaterial for both periods presented, share-based compensation costs, administrative costs, travel and business taxes.

(2) Interest and dividend income are solely attributable to our cash and cash equivalents.

	For the Three Months Ended March 31, 2025
	Development of Pharmaceutical Products and Total Segment Costs	Corporate Expenses	Consolidated
Operating and other (income) expense
Employee expenses	$236	$1,349	$1,585
Other segment expenses(1)	125	423	548
Professional fees	4	303	307
Legal fees	105	226	331
voruciclib	4	—	4
Interest and dividend income(2)	—	(202)	(202)
Total operating and other (income) expense	474	2,099	2,573
Total segment costs loss and net loss	$(474)	$(2,099)	$(2,573)

___________

(1) Includes product development costs associated with zandelisib determined to be immaterial for both periods presented, share-based compensation costs, depreciation expense, administrative costs, travel and business taxes.

(2) Interest and dividend income are solely attributable to our cash and cash equivalents.

	For the Nine Months Ended March 31, 2026
	Digital Asset Treasury Strategy	Development of Pharmaceutical Products	Total Segment Costs	Corporate Expenses	Consolidated
Operating and other (income) expense
Employee expenses	$588	$34	$622	$1,004	$1,626
Other segment expenses(1)	52	12	64	2,461	2,525
Professional fees	563	2	565	1,343	1,908
Legal fees	112	547	659	630	1,289
voruciclib	—	38	38		38
Asset management fee and advisory fees	1,838	—	1,838	—	1,838
Change in fair value of digital assets	45,992	—	45,992	—	45,992
Change in fair value of digital assets receivable, net	3,863	—	3,863	—	3,863
Gain on derivative liabilities	(733)	—	(733)	—	(733)
Interest and dividend income(2)	—	—	—	(214)	(214)
Total operating and other (income) expense	52,275	633	52,908	5,224	58,132
Total segment costs loss and net loss	$(52,275)	$(633)	$(52,908)	$(5,224)	$(58,132)

________

(1) Includes product development costs associated with zandelisib determined to be immaterial for both periods presented, share-based compensation costs, administrative costs, travel and business taxes.

(2) Interest and dividend income are solely attributable to our cash and cash equivalents.

	For the Nine Months Ended March 31, 2025
	Development of Pharmaceutical Products and Total Segment Costs	Corporate Expenses	Consolidated
Operating and other (income) expense
Employee expenses	$2,602	$5,982	$8,584
Other segment expenses(1)	158	2,061	2,219
Professional fees	25	1,193	1,218
Legal fees	514	1,003	1,517
voruciclib	802	—	802
ME-344	253	—	253
Gain on disposition of nonfinancial asset	—	(500)	(500)
Interest and dividend income(2)	—	(836)	(836)
Total operating and other (income) expense	4,354	8,903	13,257
Total segment costs loss and net loss	$(4,354)	$(8,903)	$(13,257)

________

(1) Includes product development costs associated with zandelisib determined to be immaterial for both periods presented, occupancy costs (including rent and utilities), share-based compensation costs, depreciation expense, administrative costs, travel and business taxes.

(2) Interest and dividend income are solely attributable to our cash and cash equivalents.

	March 31, 2026
	Digital Asset Treasury Strategy	Development of Pharmaceutical Products	Total Segment Assets	Corporate Assets	Consolidated
Current assets:
Cash and cash equivalent	$—	$—	$—	$7,544	$7,544
Digital assets	2,084	—	2,084	—	2,084
Prepaid expenses and other current assets	606	31	637	710	1,347
Total current assets	2,690	31	2,721	8,254	10,975
Digital assets, net of current portion	38,237	—	38,237	—	38,237
Digital assets receivable, net	7,899	—	7,899	—	7,899
Other long-term assets	—	—	—	678	678
Total assets	$48,826	$31	$48,857	$8,932	$57,789

	June 30, 2025
	Development of Pharmaceutical Products and Total Segment Assets	Corporate Assets	Consolidated
Current assets:
Cash and cash equivalent	$—	$18,011	$18,011
Prepaid expenses and other current assets	25	249	274
Total current assets	25	18,260	18,285
Total assets	$25	$18,260	$18,285

14. Related Party Transactions

In the ordinary course of business, we have related party transactions with affiliates of our Board. During the year ended June 30, 2025, we had no such transactions.

The following table presents balances related to transactions with such affiliates of our Board as of March 31, 2026 (in thousands):

Balances:
Prepaid expenses and other current assets	$588
Digital assets receivable, net	7,899
Accrued liabilities (Derivative liabilities - Covered Call Options)	9

The following table summarizes our activities with such affiliates of our Board during the three and nine months ended March 31, 2026 (in thousands):

	For the Three Months Ended March 31, 2026	For the Nine Months Ended March 31, 2026
General and administrative expense recognized	$675	$1,838
Change in fair value of digital assets receivable, net	2,330	3,863
Gain on derivative liabilities	192	733

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

15. Disposition of a Nonfinancial Asset

On October 22, 2024 (the Closing Date), we entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with Aardvark Therapeutics, Inc. (the Purchaser) whereby we sold to the Purchaser our rights, title and interest in and to certain assets related to ME-344, including relevant intellectual property rights, technology and contracts (the ME-344 Sale). Pursuant to the Asset Purchase Agreement, the Purchaser paid us an initial payment of $0.5 million in cash plus a reimbursement amount of $55,000 at the closing of the transaction. The Purchaser may also make future milestone payments up to $62.0 million after the Closing Date, payable upon the achievement of certain regulatory and revenue milestones. The Purchaser also assumed certain of our liabilities after the Closing Date, including liabilities arising under the contracts transferred under the Asset Purchase Agreement.

The ME-344 sale did not trigger a discontinued operation as the intellectual property sold did not represent a component of our business. Additionally, we concluded the ME-344 Sale met all the criteria to be derecognized on the Closing Date. Variable consideration, such as future potential regulatory and revenue milestones, have been fully constrained. As such, as of the Closing Date and December 31, 2024, we determined the transaction price to be the initial payment of $0.5 million. Accordingly, we recognized a gain, upon satisfaction of our obligations under the Asset Purchase Agreement, of $0.5 million as a separate component of other income (expense), net in the consolidated statements of operations. The $55,000 reimbursement by the Purchaser represented work performed at the Purchaser's request prior to the Closing Date, which they agreed to reimburse. The reimbursement did not represent a liability assumed or relieved by the Purchaser and was, therefore, not included in the calculation of the gain on the disposition of the ME-344 asset. The $55,000 reimbursement was recognized as contra research and development expense in accordance with our reimbursement policy for pass through services.

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

Overview

Lite Strategy, Inc. (Nasdaq: LITS) is a pharmaceutical company that has historically developed novel and differentiated cancer therapies and is currently assessing pre-clinical development programs in nononcology disease indications. We also hold Litecoin (LTC) tokens as a primary reserve asset as part of our broader institutional treasury initiative. We initially built our pipeline by acquiring promising cancer agents and creating value in programs through clinical development, strategic partnerships, and out-licensing or commercialization, as appropriate. Our approach to drug development is to evaluate our drug candidates either as stand-alone or in combination with standard-of-care therapies to overcome known resistance mechanisms and address medical needs to provide improved patient benefit. Our drug candidate pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (CDK9) inhibitor, zandelisib, an oral, once-daily, selective P3K3 inhibitor and, prior to its sale in October 2024 to Aardvark Therapeutics, Inc., ME-344, an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway in the mitochondria.

Share Repurchase Program

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

In December 2025, we commenced utilization of our Share Repurchase Program and have repurchased an aggregate of 1,629,136 shares of our Common Stock from the open market (Treasury Shares) at a weighted-average price of $1.22 per share as of March 31, 2026. Treasury Shares repurchased through the Share Repurchase Program are considered held in treasury and returned to the status of authorized but unissued shares of Common Stock. The Share Repurchase Program does not have an expiration date, does not include specific price targets or timetables and may be suspended or terminated by us at any time.

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

We are exposed to market risk related to changes in the fair value of derivative liabilities associated with our Covered Call Options, as well as counterparty credit risk related to our digital assets receivable, net. We monitor these risks on an ongoing basis and evaluate expected credit losses each reporting period. As of March 31, 2026, we concluded expected credit losses were immaterial due to the short duration of the receivables, the over-collateralized nature of the arrangements, and the credit profile and risk management practices of the transfer agent.

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

Private Investment in Public Equity (PIPE) and Related Agreements

On July 22, 2025 (the Closing Date), we closed on a $100.0 million PIPE and issued an aggregate of (i) 23,216,898 shares of our Common Stock, at an offering price of $3.42 per share and (ii) pre-funded warrants (the Pre-Funded Warrants), to purchase up to an aggregate of 6,022,869 shares of Common Stock, at an offering price of $3.4199 per Pre-Funded Warrant (the Offering).

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

LTC is subject to a developing regulatory landscape. On March 17, 2026, the SEC issued an interpretation addressing how the federal securities laws apply to certain types of crypto assets and transactions involving crypto assets (the Digital Asset Interpretation). While not a binding regulation, the Digital Asset Interpretation represents a shift in the SEC’s regulatory posture toward the crypto asset industry, moving from reliance primarily on enforcement actions to affirmative guidance establishing a classification framework and clarifying when crypto-related activities do or do not implicate the federal securities laws.

In the Digital Asset Interpretation, the SEC classified crypto assets into five categories based on their characteristics, uses, and functions. “Digital commodities,” “digital collectibles” including “meme coins,” and “digital tools” are not themselves securities according to the SEC. A “digital commodity” is a crypto asset intrinsically linked to, and deriving its value from, the programmatic operation of a “functional” crypto system and supply and demand dynamics, rather than from the expectation of profits based on the essential managerial efforts of others. A digital commodity is not a security. The Digital Asset Interpretation identifies a number of specific crypto assets as digital commodities, including LTC.

The Commodity Futures Trading Commission (the CFTC) joined the Digital Asset Interpretation to provide guidance that the CFTC and its staff will administer the Commodities Exchange Act of 1936, as amended (the CEA) consistent with the SEC’s interpretation. Accordingly, by following the Digital Asset Interpretation, the CFTC will continue to regulate LTC as a digital commodity. Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital asset markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade and the Digital Asset Interpretation does not include in its taxonomy digital derivatives or digital swaps or address regulation regarding these products.

Under the Digital Asset Interpretation, even if a crypto asset is deemed to be a non-security crypto asset (such as a “digital commodity”), the interpretation takes the view that the non-security crypto asset may still be subject to an investment contract, even in the secondary market, and thus secondary market transactions, even in such non-security crypto assets, might be subject to the federal securities laws. While the Digital Asset Interpretation conveys the SEC’s views on how the definition of “security” applies to crypto assets, it does not have the binding force of a regulation adopted through notice-and-comment rulemaking. Accordingly, courts are not bound by it and may reach different conclusions, and the SEC could revise or withdraw it in the future.

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

Drug Candidate Development Programs

Our drug candidate pipeline includes voruciclib, an oral CDK9 inhibitor and zandelisib, an oral, once-daily, selective PI3Kδ inhibitor. In October 2024, we sold ME-344, a small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway, to Aardvark Therapeutics, Inc. for development in obesity and metabolic diseases, with potential for future milestone payments of $62.0 million upon reaching prespecified development and commercialization targets, as well as royalties.

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

Zandelisib: PI3Kδ Inhibitor Overview

Zandelisib is an oral, once-daily, selective PI3Kδ inhibitor that was being development for the treatment of indolent B-cell lymphomas. In November 2022 we announced the discontinuation of zandelisib development after a meeting with the U.S. Food and Drug Administration (the FDA), in which the FDA recommended modifications to the phase 3 registration study that we deemed not feasible to complete in a time frame that would support further investments. Currently, we are not conducting any clinical trial for zandelisib and are assessing potential out-licensing or sale related opportunities.

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following table summarizes certain components of our results of operations (in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Research and development	$30	$369	$(339)	(91.9)%
General and administrative	2,735	2,405	330	13.7%
Change in fair value of digital assets	18,845	—	18,845	100.0%
Other (expense) income, net	(2,084)	201	(2,285)	(1136.8)%

Research and Development.

The following is a summary of our research and development expenses to supplement the more detailed discussion below (in thousands).

	For the Three Months Ended March 31,
	2026	2025
zandelisib	$4	$23
voruciclib	12	4
Other	14	342
Total research and development expenses	$30	$369

Research and development costs decreased by approximately $0.3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This decrease was a result of our exploration of strategic alternatives announced in July 2024, at which time all clinical studies were ceased and we initiated reductions in our workforce. Pre-clinical investigational activities in nononcology disease indications for voruciclib commenced in the second quarter of fiscal year 2026.

General and Administrative.

General and administrative expenses increased by $0.3 million to $2.7 million for the three months ended March 31, 2026 compared to $2.4 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, we incurred $0.7 million in noncash asset management and advisory fees and $0.1 million in professional services incurred in connection with our Litecoin Treasury Strategy deployed in the first quarter of fiscal year 2026 along with a $0.3 million increase in noncash share-based compensation expense. These increases were partially offset by $0.8 million less in termination benefits.

Change in Fair Value of Digital Assets.

Change in fair value of digital assets represents unrealized losses from the remeasurement of our LTC investments to their fair value, realized losses recognized upon derecognition of LTC digital assets when placing them as collateral with GSR Markets upon writing of Covered Call Options and realized losses on the sale of LTC digital assets. We had no such investments in the comparable prior year period.

Other (Expense) Income, Net.

Other (expense) income, net, decreased by $2.3 million to a loss of $2.1 million for the three months ended March 31, 2026 compared to income of $0.2 million for the three months ended March 31, 2025, primarily associated with the change in fair value of digital assets receivable, net, reflecting realized and unrealized losses on LTC pledged for Covered Call Options partially offset by a gain on derivative liabilities during the current period with no such similar activity during the comparable prior year period. During the three months ended March 31, 2026 compared to the three months ended March 31, 2025, we received lower interest and dividend income as a result of lower cash balances.

Results of Operations

Comparison of Nine Months Ended March 31, 2026 and 2025

The following table summarizes certain components of our results of operations (in thousands).

	For the Nine Months Ended March 31,
	2026	2025	$ Change	% Change
Research and development	$86	$3,840	$(3,754)	(97.8)%
General and administrative	9,138	10,737	(1,599)	(14.9)%
Change in fair value of digital assets	45,992	—	45,992	100.0%
Other (expense) income, net	(2,916)	1,320	(4,236)	(320.9)%

Research and Development.

The following is a summary of our research and development expenses to supplement the more detailed discussion below (in thousands).

	For the Nine Months Ended March 31,
	2026	2025
zandelisib	$4	$(32)
voruciclib	38	802
ME-344	—	253
Other	44	2,817
Total research and development expenses	$86	$3,840

Research and development costs decreased by $3.8 million for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. This decrease was a result of our exploration of strategic alternatives announced in July 2024, at which time all clinical studies were ceased and we initiated reductions in our workforce. Pre-clinical investigational activities in nononcology disease indications for voruciclib commenced in the second quarter of fiscal year 2026.

General and Administrative.

General and administrative expenses decreased by $1.6 million to $9.1 million for the nine months ended March 31, 2026, compared to $10.7 million for the nine months ended March 31, 2025. The decrease was primarily due to $4.4 million of lower personnel costs, including $3.5 million in termination benefits, and a $0.4 million net decrease in other general and administrative costs. These decreases were partially offset by increases of $1.8 million in noncash asset management and advisory fees, $0.9 million in noncash share-based compensation expense and $0.6 million in professional services incurred in connection with our Litecoin Treasury Strategy deployed in the first quarter of fiscal year 2026.

Change in Fair Value of Digital Assets.

Change in fair value of digital assets represents unrealized losses from the remeasurement of our LTC investments to their fair value, realized losses recognized upon derecognition of LTC digital assets when placing them as collateral with GSR Markets upon writing of Covered Call Options and realized losses on the sale of LTC digital assets. We had no such investments in the comparable prior year period.

Other (Expense) Income, Net.

Other (expense) income, net, decreased by approximately $4.2 million to a loss of $2.9 million for the nine months ended March 31, 2026 compared to income of $1.3 million for the nine months ended March 31, 2025, primarily associated with the change in fair value of digital assets receivable, net, realized and unrealized losses on LTC pledged for Covered Call Options partially offset by a gain on derivative liabilities during the current period with no such similar activity during the comparable prior year period. During the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, we received lower interest and dividend income as a result of lower cash balances. During the nine months ended March 31, 2025, we recognized a gain on the sale of our ME-344 asset with no similar activity in the current nine-month period.

Liquidity and Capital Resources

To date, we have obtained cash and funded our operations primarily through equity financings and license agreements. We have accumulated losses of $462.3 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2026, we had $7.5 million in cash and cash equivalents and $40.3 million in unrestricted digital assets. Although we intend to retain and hold our digital assets, we could liquidate these assets, or a portion thereof, if needed to fund our operating activities. In connection with our July 2024 announcement regarding the evaluation of our strategic alternatives, we discontinued the clinical development of voruciclib in oncology, while certain related nonclinical research and development activities continued through the end of fiscal year 2025. As part of our continued assessment of future pre-clinical development with our drug candidate pipeline, in the second quarter of fiscal year 2026 we commenced additional investigational research and development activities in nononcology disease indications. We believe that our cash balance, including our digital assets, will be sufficient to meet our obligations and fund operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.

In December 2025, we commenced utilization of our Share Repurchase Program utilizing proceeds from our Covered Call Options to repurchase Shares of our Common Stock. During the nine months ended March 31, 2026, we received proceeds of $0.7 million from our Covered Call Options which were recognized as gains in our statements of operations. These proceeds and proceeds from the sale of our digital assets were used to repurchase 1,629,136 shares of our Common Stock.

Sources and Uses of Our Cash

Net cash used in operating activities for the nine months ended March 31, 2026, of $8.0 million consisted of our net loss of $58.1 million and $1.6 million in changes in our operating assets and liabilities used in operations, offset by $51.7 million for noncash items. Net cash used in operating activities for the nine months ended March 31, 2025, of $18.4 million consisted of our net loss of $13.3 million, $5.0 million in our operating assets and liabilities used in operations and $0.1 million in noncash items.

Net cash used in investing activities for the nine months ended March 31, 2026, of $97.3 million consisted of our acquisition of digital assets upon deployment of our Litecoin Treasury Strategy in August 2025, proceeds from sales of our digital assets and written call options on our LTC. Net cash provided by financing activities for the nine months ended March 31, 2025, of $35.2 million consisted of maturities of our short-term investments and proceeds recognized on the disposition of a nonfinancial asset.

Net cash provided by financing activities for the nine months ended March 31, 2026, was $94.8 million associated with the issuance and sale of 23,216,898 shares of Common Stock and Pre-Funded Warrants for the purchase of up to 6,022,869 shares of Common Stock in our PIPE and the issuance, sale of 882,924 shares of Common Stock under our ATM Program. These proceeds were partially offset by cash used to repurchase 1,629,136 shares of our Common Stock at an average cost per share of $1.22. We had no financing activities during the nine months ended March 31, 2025.

Capital Resource Requirements

As of March 31, 2026, we have the following potential purchase obligations for which the timing and/or likelihood of occurrence is unknown; however, if such claims arise in the future, they could have a material effect on our financial position, results of operations, and cash flows.

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

A 10% increase (decrease) in the historical volatility of LTC utilized to estimate the fair value of the derivative liabilities - covered call options would have resulted in a de minimis increase (decrease) in the gain on derivative liabilities as of March 31, 2026.

A 10% increase (decrease) in the forward price as of March 31, 2026, would have resulted in a de minimis increase (decrease) in the gain on derivative liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report, or March 31, 2026, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026. There were no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those included in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents the share repurchase activity for each of the three months in the quarter ended March 31, 2026:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (2)
January 1 - 31, 2026	100,050	$1.47	100,050	$24,660,225
February 1 - 28, 2026	489,217	1.13	489,217	24,121,550
March 1 - 31, 2026	902,328	1.21	902,328	23,063,197
Total	$1,491,595	$1.20	$1,491,595

________

(1) All shares repurchased pursuant to the Share Repurchase Program through open market transactions

(2) On October 29, 2025, the Board approved the Share Repurchase Program to repurchase shares of our Common Stock up to an aggregate amount of $25.0 million. The Share Repurchase Program may be suspended or terminated by us at any time.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our executive officers or directors have adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2026.

Item 6. Exhibits

Exhibit Index

		Incorporated by Reference Herein
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Lite Strategy, Inc.	10-K	001-41827	3.1	September 26, 2025
3.2	Sixth Amended and Restated Bylaws of Lite Strategy, Inc. adopted as of December 18, 2023	8-K	001-41827	3.1	December 22, 2023
10.1	Lite Strategy, Inc. 2026 Stock Omnibus Equity Compensation Plan	8-K	001-41827	10.1	February 12, 2026
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

Date: May 13, 2026