Form 10-K
period 2026-06-30
Lite Strategy, Inc.
filed 2026-09-28
CIK 1262104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price per share of Registrant's Common Stock on the Nasdaq Capital Market was approximately $43.0 million as of December 31, 2025.

As of September 22, 2026, there were 30,407,268 shares of the registrant’s common stock, par value $0.00000002 per share, outstanding.

Lite Strategy, Inc.

Forward-Looking Statements

This Annual Report on Form 10-K (Annual Report) includes forward-looking statements, which involve a number of risks and uncertainties. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “predict,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. Discussions containing these forward-looking statements may be found, among other places, in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Annual Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Annual Report was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, those discussed in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. Other sections of this report and our other filings with the SEC may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. There is substantial uncertainty regarding current or expected inflation rates and fluctuating interest rates as a result and other responses from the Federal Reserve thereto, a potential economic downturn, industry, global economic conditions, government policy including the evolving regulatory environment and the implementation of our business model and strategic plans for our business, including our ability to manage the risks inherent in operating our cryptocurrency business and in safekeeping cryptocurrency assets. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to update publicly or revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Annual Report or documents incorporated by reference herein that include forward-looking statements.

Unless the context requires otherwise, references in this Annual Report to “Lite Strategy,” “we,” “us” and “our” refer to Lite Strategy, Inc.

Lite Strategy, Inc. and our corporate logo are registered service marks of Lite Strategy. Any other brand names or trademarks appearing in this Annual Report are the property of their respective holders.

PART I

Item 1. Business

Overview

Lite Strategy, Inc. (Nasdaq: LITS) is a pharmaceutical company that has historically developed novel and differentiated cancer therapies. During fiscal year 2026, we commenced pre-clinical development programs in nononcologic disease indications. We also hold Litecoin (LTC) tokens as a primary reserve asset as part of our broader institutional treasury initiative. We initially built our pipeline by acquiring promising cancer agents and creating value in programs through clinical development, strategic partnerships, and out-licensing or commercialization, as appropriate. Our approach to pre-clinical drug development is to evaluate our drug candidates either as stand-alone or in combination with standard-of-care therapies to overcome known resistance mechanisms and address medical needs to provide improved patient benefit. Our drug candidate pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (CDK9) inhibitor, zandelisib, an oral, once-daily, selective PI3Kδ inhibitor and, prior to its sale in October 2024 to Aardvark Therapeutics, Inc., ME-344, an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway in the mitochondria.

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

In December 2025, we commenced utilization of our Share Repurchase Program and have repurchased an aggregate of 4,378,525 shares of our Common Stock from the open market (Treasury Shares) at a weighted-average price of $1.12 per share as of June 30, 2026. As of June 30, 2026, we had approximately $20.2 million remaining usage available under the Share Repurchase Program. Treasury Shares repurchased through the Share Repurchase Program are considered held in treasury and returned to the status of authorized but unissued shares of Common Stock. The Share Repurchase Program does not have an expiration date.

Litecoin Treasury Strategy

On August 5, 2025, we announced the commencement of our primary reserve asset and implementation strategy built on a digital asset infrastructure and long-term capital innovation (the Litecoin Treasury Strategy) through our acquisition of LTC tokens, reflecting the full deployment of the net proceeds of the PIPE (as defined below). LTC is an open source, global payment network that is fully decentralized without any central authorities. Mathematics secures the network and empowers individuals to control their own finances. LTC features faster transaction confirmation times and improved storage efficiency compared to the leading math-based currency. We believe this strategy will allow us to diversify reserves, enhance capital efficiency and align with emerging financial technologies.

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

We are exposed to market risk related to changes in the fair value of derivative liabilities associated with our Covered Call Options, as well as counterparty credit risk related to our digital assets receivable, net. We monitor these risks on an ongoing basis and evaluate expected credit losses each reporting period. As of June 30, 2026, we concluded expected credit losses were immaterial due to the short duration of the receivables, the over-collateralized nature of the arrangements, and the credit profile and risk management practices of the transfer agent.

Unrealized changes in fair value on our Covered Call Options are recognized through periodic remeasurement and realized gains or losses are recognized upon settlement or expiration. Changes in fair value of our Covered Call Options and/or realized gains on Covered Call Options which expire unexercised are recognized upon settlement (expiration) of the related Covered Call Option contract within gain on derivative liabilities, net, a component of other (expense) income, net, in the consolidated statements of operations.

Private Investment in Public Equity (PIPE) and Related Agreements

On July 22, 2025 (the Closing Date), we closed on a $100.0 million PIPE and issued an aggregate of (i) 23,216,898 shares of our Common Stock, at an offering price of $3.42 per share and (ii) pre-funded warrants (the Pre-Funded Warrants), to purchase up to an aggregate of 6,022,869 shares of Common Stock, at an offering price of $3.4199 per Pre-Funded Warrant.

Also in July 2025, we entered into various agreements with certain advisors to the PIPE, asset managers and custodians to help us deploy our Litecoin Treasury Strategy, including but not limited to (i) a placement agency agreement, (ii) an asset management agreement, (iii) an advisory agreement, (iv) a strategic advisor agreement and (v) a new at-the-market sales agreement (the Sales Agreement). As consideration of services provided associated with the PIPE, we issued warrants (the Advisory Warrants) for the purchase of up to 3,070,177 shares of Common Stock with a weighted-average exercise price of approximately $4.10 per share. See Note 12. Warrants for a summary of the fair value assumptions used to value the Advisory Warrants upon the closing of the PIPE.

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

The evaluation of strategic alternatives concluded with the August 2025 commencement of our Litecoin Treasury Strategy through the acquisition of LTC tokens, reflecting the full deployment of the net proceeds of the PIPE. We are committed to long-term innovation in capital structure and financial technology, along with the initiation of an expanding strategy that could include the commencement of LTC mining or other crypto-focused operational activities. Additionally, we have commenced further investigational research and development pre-clinical activities with our drug candidate pipeline in nononcologic disease indications for potential out-licensing or sale related opportunities.

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

In the Digital Asset Interpretation, the SEC classified crypto assets into five categories based on their characteristics, uses, and functions. “Digital commodities,” “digital collectibles” including “meme coins,” and “digital tools” are not themselves securities according to the SEC. A “digital commodity” is a crypto asset intrinsically linked to, and deriving its value from, the programmatic operation of a “functional” crypto system and supply and demand dynamics, rather than from the expectation of profits based on the essential managerial efforts of others. The Digital Asset Interpretation stated that a digital commodity is not a security and identifies a number of specific crypto assets as digital commodities, including LTC.

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

Under the Digital Asset Interpretation, even if a crypto asset is deemed to be a non-security crypto asset (such as a digital commodity), the interpretation takes the view that the non-security crypto asset may still be subject to an investment contract, even in the secondary market, and thus secondary market transactions, even in such non-security crypto assets, might be subject to the federal securities laws. While the Digital Asset Interpretation conveys the SEC’s views on how the definition of “security” applies to crypto assets, it does not have the binding force of a regulation adopted through notice-and-comment rulemaking. Accordingly, courts are not bound by it and may reach different conclusions, and the SEC could revise or withdraw it in the future.

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

In addition, if LTC is in fact a security, we could be considered an unregistered “investment company” under the Investment Company Act of 1940, which could necessitate our liquidation or delisting from the exchange on which our stock is traded. In such case, we may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee we will be able to register under the Investment Company Act of 1940 at such time, or take such other actions as may be necessary to ensure our activities comply with applicable law, which could force us to liquidate our LTC holdings.

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

Drug Candidate Development Programs

Our drug candidate pipeline includes voruciclib, an oral CDK9 inhibitor and zandelisib, an oral selective PI3Kδ inhibitor. In October 2024, we sold ME-344, a small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway, to Aardvark Therapeutics, Inc. for development in obesity and metabolic diseases, with potential for future milestone payments of up to $62.0 million upon reaching prespecified development and commercialization targets.

Voruciclib: Oral CDK9 Inhibitor Overview

CDK9 has important functions in cell cycle regulation, and its modulation has potential applicability in cancer and autoimmune diseases. CDK9 is a transcriptional regulator of the myeloid leukemia cell differentiation protein (Mcl-1), a member of the family of anti-apoptotic proteins which, when elevated, may prevent the cell from undergoing cell death and result in poor prognosis in cancer. Inhibition of CDK9 blocks the production of Mcl-1, which is also an established resistance mechanism to the BCL-2 inhibitor venetoclax. Inhibition of Mcl-1 also leads to apoptosis or alteration of differentiation of T lymphocytes and macrophages, which is relevant for the treatment of nononcologic diseases.

Voruciclib, a selective oral CDK9 inhibitor, was studied in a Phase 1 trial as a single agent in patients with acute myeloid leukemia (AML) and B-cell malignancies and in combination with the B-cell lymphoma 2 (BCL-2) inhibitor venetoclax (marketed as Venclexta®) in patients with AML. These studies showed the anticipated decreases in Mcl-1 protein as reported by Davids et al (Blood Advances. 2025;9(4):820-832) and Alvarado-Valero et al (Blood Neoplasia. 2025;2(3):100108). Previously, voruciclib had been evaluated by Piramal Enterprises Limited in three clinical studies in patients with solid tumors. All voruciclib clinical trial activities were ceased in September 2024.

We are currently evaluating voruciclib in a pre-clinical development program for nononcologic diseases and commenced these activities in the second quarter of fiscal year 2026. Preliminary ex vivo study results showed modulation of immune cell subsets, which support further development in animal models.

Zandelisib: Oral PI3Kδ Inhibitor Overview

Zandelisib is an oral, once-daily, selective PI3Kδ inhibitor that was being developed for the treatment of indolent B-cell lymphomas. In November 2022 we announced the discontinuation of zandelisib development after a meeting with the U.S. Food and Drug Administration (the FDA), in which the FDA recommended modifications to the phase 3 registration study that we deemed not feasible to complete in a time frame that would support further investments. Currently, we are not conducting any clinical trial activities for zandelisib and are assessing potential out-licensing or sale related opportunities.

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

Our competitors include pharmaceutical companies and biotechnology companies, as well as universities and public and private research institutions. In addition, companies active in different but related fields represent substantial competition for us. Many of our competitors developing similar drugs have significantly greater capital resources, larger research and development staffs and facilities and greater experience in drug development, regulation, manufacturing, marketing and commercialization than we do. They compete with us in recruiting sites and eligible patients to participate in clinical studies and in attracting development and/or commercialization partners. They also license technologies that are competitive with our technologies. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies or our drug candidates obsolete or non-competitive.

Intellectual Property

We own, by assignment or exclusive license, worldwide rights to each of our current drug candidates.

We have acquired from Presage Biosciences, Inc. (Presage), and additionally have created internally, exclusive worldwide rights to develop, manufacture and commercialize voruciclib, crystal forms of voruciclib, related formulations and methods of use. The U.S. Patent and Trademark Office (USPTO) has granted one U.S. patent covering a crystal form of voruciclib which is projected to expire in 2042, not including any patent term extension. Additionally, there are approximately six allowed or issued foreign patents, two pending U.S. patent applications, and eleven pending foreign patent applications for crystal forms of voruciclib, related formulations and methods of use.

We have acquired, by assignment, worldwide rights to zandelisib and other related compounds from Pathway Therapeutics, Inc. The USPTO has issued nine patents covering zandelisib as composition of matter, pharmaceutical compositions, methods of use to treat cancer and combinations with additional therapies. The issued U.S. patents with composition of matter claims covering zandelisib are projected to expire between 2030 and 2032, not including any patent term adjustment and patent term extension. There are approximately 31 foreign patents granted and one pending foreign patent application directed to zandelisib and related compounds or methods of use thereof.

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

As most patent applications in the U.S. are maintained as confidential until published by the USPTO at 18 months from filing for all cases filed after November 29, 2000, or at issue, for cases filed prior to November 29, 2000, we cannot be certain that we or

Presage were the first to make the inventions covered by the patents and applications referred to above. Additionally, publication of discoveries in scientific or patent literature often lags behind the actual discoveries. Moreover, pursuant to the terms of the Uruguay Round Agreements Act, patents filed on or after June 8, 1995, have a term of twenty years from the date of such filing except for provisional applications, irrespective of the period of time it may take for such patent to ultimately issue. This may shorten the period of patent protection afforded to therapeutic uses of zandelisib or voruciclib as patent applications in the biopharmaceutical sector often take considerable time to issue. However, in some countries the patent term may be extended.

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

The pharmaceutical industry is highly competitive and patents may have been applied for by and issued to other parties relating to products competitive with voruciclib or zandelisib. Use of these compounds and any other drug candidates may give rise to claims that they infringe the patents or proprietary rights of other parties, existing now and in the future. An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. We cannot be sure that any license required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we may encounter delays in product market introductions, or may find that the development, manufacture or sale of products requiring such licenses may be precluded.

Research and Development

The objective of our research and development (R&D) program is the generation of data sufficient to meet medical needs and develop a clinical and commercial profile with attractive attributes and/or allow us to enter a development and/or commercial relationship with another party. The data are generated by our pre-clinical studies and clinical trial programs.

The key aspects of our R&D program have been to provide a complete characterization of the following:

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

In the U.S., pharmaceutical products are regulated by the FDA under the Federal Food, Drug and Cosmetic Act (FDCA) and other laws. The process required by the FDA before drugs may be marketed in the U.S. generally involves the following:

•
nonclinical laboratory evaluations, including formulation and stability testing and animal tests performed under the FDA’s Good Laboratory Practices (GLP) regulations to assess pharmacological activity and toxicity potential. The FDA, however, has announced a plan to phase out certain animal testing for certain kinds of drugs, potentially replacing animal testing with new approach methodologies with an initial focus on monoclonal antibodies;
•
submission of an investigational new drug (IND) application, including results of nonclinical tests, manufacturing information and protocols for clinical tests, which must become effective before clinical trials may begin in the U.S.;

•
obtaining approval of institutional review boards (IRBs) to administer the products to human subjects in clinical trials;
•
adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for the product’s intended use;
•
development of manufacturing processes which conform to the FDA’s current Good Manufacturing Practices (cGMP), as confirmed by FDA inspection (remotely or in person);
•
submission of results for nonclinical, toxicology and clinical studies and chemistry, manufacture and control information on the product to the FDA in a new drug application (NDA); and
•
FDA review and approval of an NDA, prior to any commercial sale or shipment of a product.

The testing and approval process requires substantial time, effort and financial resources and we cannot be certain that we will be able to ultimately submit marketing applications for any of our product candidates, that our development efforts will prove to be successful, that our studies will have positive outcomes, or that any approval will be granted on a timely basis, if at all.

The results of the nonclinical studies, together with initial specified manufacturing information, the proposed clinical trial protocol and information about the participating investigators are submitted to the FDA as part of an investigational new drug (IND) application, which must become effective before we may begin human clinical trials in the U.S. Clinical trials must be conducted in accordance with federal regulations and Good Clinical Practice (GCP) requirements and with investigational products that follow cGMP. GCPs include, among other requirements, the requirements related to monitoring, drug accountability, data integrity and that all research subjects provide their informed consent in writing for their participation in any clinical trial. FDA has issued a number of guidances regarding the conduct of clinical studies including with respect to good clinical practices and the conduct of different clinical studies. Following issuance of a final guidance, the FDA will further be requiring diversity action plans for certain clinical studies.

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
•
Phase 3: When Phase 2 studies demonstrate that a specific dosage range of the drug may be efficacious and the drug has an acceptable safety profile for further investigation, controlled, large-scale therapeutic Phase 3 trials are undertaken at multiple study sites to demonstrate clinical efficacy and to further test for safety in an expanded patient population. The FDA typically requires an NDA include data from adequate and well-controlled clinical trials which provide substantial evidence of efficacy.

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

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured and may inspect the sponsor, clinical study vendors and clinical sites at which the product candidate was studied and will not approve the product unless cGMP and GCP compliance are satisfactory. Inspections may be in-person or conducted remotely. If applicable regulatory criteria are not satisfied, the FDA may issue a complete response letter (CRL) to the sponsor requiring additional nonclinical or clinical studies or data or additional CMC information. If a CRL is issued, the applicant may either: resubmit the marketing application, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. In 2025, the FDA started publicly releasing complete response letters after issuance, for both products that eventually obtained approval and products that have not yet received approval.

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

After product approval, there are continuing significant regulatory requirements imposed by the FDA, including record-keeping requirements, obligations to report adverse side effects in patients using the products and restrictions on advertising and promotional activities. Failure to comply with the applicable laws and regulations can have negative consequences, including FDA and other governmental authority enforcement actions. In fact, in 2025, FDA increased its enforcement activity regarding promotion and advertising, both in the areas of promotional statements to healthcare providers and direct to consumer advertising.

Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies and provide information regarding the products that they manufacture. Quality control and manufacturing procedures must continue to conform to cGMPs and the FDA periodically inspects facilities, via in person inspections or remote regulatory assessments, to assess cGMP compliance. Additionally, post-approval changes in ingredient composition, manufacturing processes or facilities, product labeling, or other areas may require submission of an NDA Supplement to the FDA for review and approval. New indications will require additional clinical studies and submission of an NDA Supplement. Commercially distributed products are also subject to a variety of additional requirements, including requirements regarding tracking, tracing and supply chain integrity; and requirements related to drug shortages and drug shortage prevention.

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

Products that are intended to treat serious or life-threatening conditions and that provide a meaningful therapeutic benefit over existing treatments may also be eligible for accelerated approval. Drug approval under the accelerated approval regulations may be based on evidence of clinical effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. A post-marketing clinical study will be required to be completed to verify clinical benefit and other restrictions to assure safe use may be imposed. By the date of approval of an accelerated approval product, the FDA must specify the conditions for the required post approval studies, including enrollment targets, the study protocol, milestones and target completion dates. The FDA may also require that the confirmatory Phase 4 studies be commenced prior to the FDA granting a product accelerated approval. Reports on the progress of the required Phase 4 confirmatory studies must be submitted to the FDA every 180 days after approval. Failure to conduct required post-approval studies, or confirm a clinical benefit, will allow the FDA to withdraw the drug from the market on a statutorily defined expedited basis. Failure to conduct the required Phase 4 confirmatory studies or to conduct such studies with due diligence, as well as failure to submit the required update reports can subject a sponsor to penalties. In recent years, the accelerated approval pathway has come under significant FDA and public scrutiny. Accordingly, the FDA may be more conservative in granting accelerated approval or, if granted, may be more apt to withdraw approval if clinical benefit is not confirmed or the risk benefit assessment changes.

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

Generally, the FDA may not approve an abbreviated new drug application (ANDA) or 505(b)(2) NDA unless the reference listed drug’s Orange Book listed patents have expired and/or if the applicant certifies that it is not seeking approval for a patented method of use. The FDA may approve these applications, however, if the 505(b)(2) NDA or ANDA sponsor certifies that the Orange Book listed patents for the reference listed drug are invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This latter certification is called a paragraph IV certification. If the ANDA or 505(b)(2) NDA applicant has made a paragraph IV certification, following notice to the NDA and patent holders, the NDA and patent holders may then initiate a patent infringement lawsuit. If a lawsuit is brought, the FDA may not make an approval effective until the earlier of 30 months from the patent or application owner’s receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent is favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court.

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

Following NDA approval, a patent owner may obtain an extension of a single unexpired patent that has not previously been extended. The period of the extension is calculated using an equation that takes into account one-half the period of time elapsed between the filing of an IND and the filing of the corresponding NDA and the period of time between the filing of the NDA and FDA approval, subject to reductions for any time the applicant did not act with due diligence and a five-year maximum patent extension. The total patent life of the product with the extension cannot exceed fourteen years from the product’s approval date. The period of patent extension may also be reduced for any time that the applicant did not act with due diligence. We cannot be certain that we will be able to take advantage of either the patent term extension or marketing exclusivity provisions of these laws or that, if received, they will adequately protect any approved products from competition.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan drug designation if there is a product already approved by the FDA that is considered by the FDA to be the same drug as the already approved product and is intended for the same approved indication. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same approved indication for a period of seven years, except in limited circumstances. By example, if there is already a product approved by the FDA that is the same drug for the same approved indication, the orphan designated product will only receive orphan drug exclusivity if clinical superiority is demonstrated upon approval. Competitors may also be able to receive approval for different drugs for the indication for which the orphan product has exclusivity or the same drug for a different indication.

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

In addition, the containment of healthcare costs has become a priority for federal and state governments and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition. Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government healthcare program reimbursement methodologies for drug products. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and drug price transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot be sure whether additional state legislation related to pricing and reimbursement will be enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

On August 16, 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products, such as negotiated ceiling prices and penalties for price increases that exceed the rate of inflation, that are both sold into the Medicare program and throughout the United States. Failure to participate in negotiations or to reach an agreement can result in a manufacturer being required to withdraw all drug products from coverage under Medicare and Medicaid. Drug price negotiations and other program implementation measures could further be affected by the ongoing changes in leadership at Health and Human Services (HHS) and the Centers for Medicare & Medicaid Services (CMS) under the current administration. We cannot be sure whether additional legislation related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future. There also may be future changes unrelated to the IRA that result in reductions in potential coverage and reimbursement levels for our product candidates, if approved and commercialized, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

In addition to laws and regulations on pricing and reimbursement, our business activities must comply with numerous federal and state healthcare laws, including but not limited to, the federal Anti-Kickback Statute, the federal civil and criminal False Claims Acts, the civil monetary penalties statute, the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Affordable Care Act (ACA), and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws, and regulations pertaining to fraud and abuse, reimbursement programs, government procurement, and patients’ rights are and will be applicable to our business. We will be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business.

As noted above, the costs of compliance, risk of regulatory enforcement actions and private litigation under, and other burdens imposed by these laws could have an adverse impact on our business, reputation, financial condition, and results of operations. If we or our operations are found to be in violation of any federal or state healthcare law, or any other laws or regulations that apply to us, we may be subject to sanctions, including civil, criminal, and administrative penalties, damages, fines, disgorgement, suspension and debarment from government procurement and non-procurement programs, and refusal of orders under existing government contracts, exclusion from participation in U.S. federal or state health care programs, corporate integrity agreements, deferred and non-prosecution agreements, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Regulatory Changes

There have been a number of changes in the regulation of pharmaceutical products and legal standards, including the reduced level of judicial deference due to administrative agencies following a 2024 Supreme Court decision. This may introduce uncertainties with respect to how we or any product candidates may be regulated and our future likelihood of success. It is possible that new federal or state laws or regulations may be passed, or laws and regulations may be enforced differently than they were before, which may expose us to additional legal and regulatory risk or uncertainty and require the expenditure of additional resources to ensure that we are able to comply. Such actions could also adversely restrict our business and operations. There could also be changes in FDA’s approval standards that could impact our ability to obtain product approvals in the future and to competitively market any product candidates, including changes in product reimbursement to the extent applicable. Such changes may necessitate the conduct of additional development work, including pre-clinical and clinical trials and manufacturing development or may limit our ability to successfully market any product. Moreover, changes in the federal workforce, government shutdowns, and agency policies may result in regulatory delays or changes in administrative agencies’ regulatory approach. At the same time, FDA has created new programs intended to facilitate drug development, which, if we qualify for them, may provide new opportunities. Any of the foregoing may impact our business and results of operation.

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

Under European Union (EU) regulatory systems, marketing authorization applications may be submitted either under a centralized procedure or a decentralized procedure (DCP). Under the centralized procedure, a single application to the European Medicines Agency (EMA) leads to an approval granted by the European Commission which permits the marketing of the product throughout the EU. The centralized procedure is mandatory for certain classes of medicinal products such as those containing new active substances for the treatment of oncology and other specified diseases and disorders. In addition, all medicinal products developed by certain biotechnological means must be authorized via the centralized procedure. The centralized procedure will apply to any of our products that are developed by means of a biotechnology process or are new substances intended for treatment of cancer. The DCP is used for products that are not eligible or not required to be authorized by the centralized procedure, although the centralized procedure can be used as an option for certain other products if relevant criteria are met. Since the exit of the United Kingdom (UK) from the European Union, the UK has been excluded from the centralized procedure. It will be necessary for applicants to make a separate application to the UK Medicines and Healthcare products Regulatory Agency (MHRA) for a UK marketing authorization. There is also an International Recognition Procedure, whereby the MHRA can take into account the expertise and decision-making of trusted reference regulatory partners in order to streamline the authorization process in the UK. The reference regulators includes the FDA and the European Commission, meaning if there is an authorization of our products in the U.S. or EU, this could be used to fast-track approval in the UK if the relevant conditions are met.

As with FDA approval, we may not be able to secure regulatory approvals in the EU or UK in a timely manner, if at all. Additionally, as in the U.S., post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution, would apply to any product that is approved in the EU and the entities involved in the supply chain of the product and failure to comply with such obligations could have a material adverse effect on our ability to successfully commercialize any product.

The legislation in the EU is being substantially updated, with the new pharmaceutical legislation being agreed at the end of 2025. The legislation is expected to be finalized at the end of 2026, and will introduce changes to the product life cycle, subject to certain transition provisions.

The conduct of clinical trials in the EU is governed by the European Clinical Trials Regulation (CTR), which came into application in January 2022. This CTR governs how regulatory bodies in member states authorize and manage clinical trials in the EU. No clinical trial may be started without a clinical trial authorization granted by the national competent authority in the relevant member state and a favorable ethics approval. Under the CTR, there is a single point of submission through the Clinical Trials Information System (CTIS), which is mandatory for all new clinical trial applications. With the exit of the UK from the EU in January 2021, the UK did not implement the CTR, although recent changes in the UK have updated the UK legislation to a similar framework as the EU CTR, and also seeks to streamline approval procedures (including a combined MHRA and ethics committee approval process).

Accordingly, there is a marked degree of change and uncertainty both in the regulation of clinical trials and in respect of marketing authorizations which we will face as we develop our products in the EU.

Manufacturing

We do not have the facilities or capabilities to commercially manufacture any of our drug candidates. We are and expect to continue to be dependent on contract manufacturers for supplying our pre-clinical development program in nononcologic disease indications and any other future candidates, if applicable, for clinical trials and commercial scale manufacturing of our candidates in accordance with regulatory requirements, including cGMP. Contract manufacturers may utilize their own technology, technology developed by us, or technology acquired or licensed from third parties. FDA approval of the manufacturing procedures and the site will be required prior to commercial distribution.

Human Capital Management

As of June 30, 2026, we had five employees whom all reside in the United States and were engaged in business development, finance, information systems or administrative support. Our Chief Executive Officer and Chief Financial Officer has prior experience with pharmaceutical, biotechnology and medical product companies. Other personnel resources are used from time to time as consultants or third-party service organizations on an as-needed basis for treasury management and scientific and human resources activities. We believe that we have been successful in attracting skilled and experienced personnel, but there can be no assurance that we will be able to attract and retain the individuals needed.

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

None of our employees are represented by a labor union or covered by collective bargaining agreements. We have never experienced a work stoppage, and management believes our relations with employees to generally be positive.

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

Litecoin is a highly volatile asset that has traded between $39.39 and $135.56 per Litecoin in the 12 months ended June 30, 2026. More recently, during the second quarter of calendar year 2026, Litecoin has traded between $39.39 and $60.53 per Litecoin. In addition, Litecoin does not pay interest. The ability to generate a return on investment from the purchase of Litecoin will depend on whether there is appreciation in the value of Litecoin following our purchases. Future fluctuations in Litecoin’s trading prices may result in our converting Litecoin into cash with a value substantially below the cost of such purchases. Our Litecoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

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

As Litecoin and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of Litecoin. The U.S. federal government, states, regulatory agencies and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Litecoin or the ability of individuals or institutions such as us to own or transfer Litecoin. On March 17, 2026, the SEC issued the Digital Asset Interpretation. In the Digital Asset Interpretation, the SEC classified crypto assets into five categories based on their characteristics, uses, and functions. “Digital commodities,” “digital collectibles” including “meme coins,” and “digital tools” are not themselves securities according to the SEC. The Digital Asset Interpretation identifies a number of specific crypto assets as digital commodities, including Litecoin. Additionally, the CFTC joined the Digital Asset Interpretation to provide guidance stating that the CFTC and its staff will administer the CEA consistent with such interpretation and continue to regulate Litecoin as a digital commodity.

Because the Digital Asset Interpretation is not binding, Litecoin could be determined to constitute a security in the future either by the SEC or any other agency, or in a proceeding in a court of law or otherwise. If Litecoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of Litecoin and in turn adversely affect the market price of our common stock. Moreover, the risks of us engaging in a Litecoin treasury strategy could create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

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

In the Digital Asset Interpretation, the SEC stated its view that Litecoin is not a “security” for purposes of the federal securities laws. Such statement is not binding, so a determination by the SEC or a court of competent jurisdiction that Litecoin is a security could lead to our meeting the definition of “investment company” under the 1940 Act, if the portion of our assets that consists of investments in Litecoin exceeds the 40% limit prescribed in the 1940 Act, which would subject us to significant additional regulatory requirements that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

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

We expect that substantially all of the Litecoin we acquire will be held in custody accounts at U.S.-based institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to digital assets, including Litecoin. Litecoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the Litecoin ecosystem have been and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in April 2026, it was reported that hackers attempted to create a fake transaction on the MWEB (Mimblewimble Extension Blocks) privacy layer for Litecoin. Although the transaction was mistakenly approved, the transaction was ultimately reversed by the chain by reorganizing several blocks. Other cryptocurrencies have experienced multiple blockchain reorganizations over the years in response to fraudulent transactions. A successful security breach or cyberattack could result in:

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

We are a pharmaceutical company that has historically developed novel and differentiated cancer therapies and is currently assessing pre-clinical development programs in nononcologic disease indications. We also hold LTC tokens as a primary reserve asset as part of our broader institutional treasury strategy. As a result, our financial condition and results of operations are also exposed to fluctuations in the market price of LTC. Until July 2024, we had primarily focused our efforts on developing voruciclib, a selective orally administered CDK9 inhibitor and ME-344 (prior to its sale in October 2024), an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway, with the goal of achieving regulatory approval. We are currently evaluating voruciclib in nonclinical models to support its development in autoimmune diseases and commenced these activities in the second quarter of fiscal year 2026. Currently, we are not conducting any clinical trial activities for zandelisib and are assessing potential out-licensing or sale related opportunities.

Since inception, we have incurred significant operating losses. During the fiscal year ended June 30, 2026, we incurred a net loss of $71.2 million, while during the fiscal year ended June 30, 2025, we had a net loss of $15.9 million. As of June 30, 2026, we have an accumulated deficit of $475.3 million. In connection with the termination of all prior clinical programs noted above, our R&D expenses have decreased.

We expect to continue to incur operating and net losses, as we develop and seek development and/or commercial relationships with other partners for our drug candidates. In addition, because we hold LTC as a primary reserve asset, fluctuations in the market price of LTC, including declines below our acquisition costs, may materially affect our financial condition and results of operations and could increase or contribute to our net losses. The market price of LTC has historically been volatile, and we cannot predict future LTC prices or the effect that changes in the value of our LTC holdings may have on our financial results.

Our financial results may fluctuate significantly from year to year, depending on changes in the market value of our LTC holdings, the timing of the development of our drug candidates or any future drug candidates, the timing of any clinical trials, the receipt of payments under any future agreements we may enter into and our expenditures on other R&D activities as well as any payments owed under the License Agreement with Presage and any future similar agreements.

We expect to continue to incur losses for the foreseeable future as we:

•
continue the pre-clinical development of any drug candidate;
•
maintain, expand and protect our global intellectual property portfolio;
•
utilize consultants or third-party organizations or hire additional clinical, quality control and scientific personnel; and
•
add operational, financial and management information systems.

Because of the numerous risks and uncertainties associated with pharmaceutical drug development, as well as the volatility associated with our LTC holdings, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our pre-clinical drug development programs.

We may need to raise additional capital to continue such development of our pre-clinical drug development programs or our Litecoin Treasury Strategy.

We expect our current unrestricted cash and cash equivalents and unrestricted digital assets will be sufficient to fund our currently anticipated operating plan for at least the next 12 months. It is possible that the assumptions upon which we have based this estimate may prove to be wrong and we could use our capital resources sooner than we presently expect.

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

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. Until we can generate a sufficient amount of revenue, if ever, we may seek to finance future cash needs through public or private equity offerings, debt financings, milestone and royalty payments from corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We cannot be certain that additional funding will be available on acceptable terms, or at all and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including high rates of inflation and interest rates, the continuing disruptions to and volatility in the credit and financial markets in the United States and worldwide, including resulting from the ongoing conflicts between Russia and the Ukraine, conflicts in the Middle East and increasing tensions between China and Taiwan.

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

Our success depends on the continued contributions of our principal management, development and availability of consultants or third-party scientific personnel. We face competition for such personnel and we believe that risks and uncertainties related to our business, including the timing and risk associated with R&D, our available and anticipated cash resources and the volatility of our stock price, may impact our ability to hire and retain key and other personnel. The loss of services of our Chief Executive Officer and Chief Financial Officer or other key employees could adversely impact our operations and ability to generate or raise additional capital.

Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from the financial markets or collaborators.

Negative conditions in the U.S. or global economy, including financial markets, may adversely affect our business and the business of current and prospective vendors, licensees and collaborators and others with whom we do or may conduct business. The duration and severity of these conditions is uncertain. If negative economic conditions occur, we may be unable to secure funding on terms satisfactory to us to sustain our operations or to find suitable collaborators to advance our internal programs, even if we achieve positive results from our pre-clinical drug development programs.

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

Security breaches and privacy, data protection, cybersecurity, operational resilience and Artificial Intelligence (AI) issues could compromise our information and systems and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we and our service providers collect, store and otherwise process sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personal data (or other analogous terms such as personally identifiable information) of clinical trial participants, employees and other parties with whom we interact. Similarly, our third-party providers possess certain of our sensitive protected health data. The secure maintenance of this information is critical to our operations and business strategy. Despite our reasonable security and operational resilience measures, our information technology and infrastructure may be vulnerable to cyber-attacks unauthorized use or access, material disruptions including further to natural disaster, pandemics, epidemics, terrorism, war and telecommunications, electrical and other infrastructure failures, breaches or subject to other malicious and/or damaging security incidents including due to employee error, third-party malfeasance or other disruptions. Cyber-attacks and other security incidents are increasing in their frequency, levels of persistence, sophistication and intensity and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including state sponsored actors, organized criminal groups, "hacktivists," insiders, patient groups, disgruntled current or former employees and others. Although we develop and maintain systems and controls designed to prevent these events from occurring and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security and operational resilience measures become more sophisticated and such systems, controls and processes may not be successful in preventing a breach or other incident. Any such security incident could compromise our networks and the information stored there could be accessed, publicly disclosed, encrypted, lost, destroyed or stolen. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related security incidents.

The legislative and regulatory landscape for privacy and data protection continues to evolve and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including compliance with the Health Insurance Portability and Accountability Act of 1996 and state laws requiring security breach notification.

The collection and use of personal data, including health data, of individuals in and subject to the laws in the European Economic Area (EEA), Switzerland and UK is also governed by strict data protection laws. By way of example, since May 25, 2018, the General Data Protection Regulation (GDPR) has imposed obligations with respect to European Union personal data and substantial fines for breaches of the data protection rules and failing to comply with the GDPR or the UK implementation of the GDPR (as amended), could (in the worst case) attract regulatory penalties up to the greater of (i) €20 million / £17.5 million (as applicable); or (ii) 4% of an entire group's total annual worldwide turnover, as well as other enforcement actions, individuals may bring private actions (including potentially group or representative actions) against us. There is no statutory cap set out in the GDPR on the amount of compensation or the damages which individuals may recover. Claims that we have violated individuals' privacy and data protection rights, failed to comply with data protection law, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business. The GDPR and other related laws increased our responsibility and potential liability in relation to personal data that we process and we were required to implement additional mechanisms to comply with the GDPR and related European laws. Enforcement uncertainty and the costs associated with ensuring compliance may be onerous and adversely affect our business, operating results, prospects and financial condition.

We continue to evaluate the legal issues that arise concerning transfer of personal data of persons located in or otherwise subject to the laws of the EEA member states, Switzerland or the UK to the U.S. or other jurisdictions that are not deemed adequate by the relevant supervisory authorities. Lite Strategy observes the applicable legal developments and maintains the appropriate data transfer mechanism(s). In addition to standard contractual clauses, we may rely on individual consents and/or authorizations of the patients where appropriate and necessary to safeguard the data flow from the EEA, Switzerland or UK to the U.S. or other jurisdictions. Present solutions to legitimize transfers of personal data from the EEA may be challenged or deemed insufficient. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and we and our customers face the potential for regulators in the EEA, Switzerland or UK to apply different standards to the transfer of personal data from the EEA, Switzerland or UK to the U.S. and other jurisdictions and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA, Switzerland or UK to the U.S. and other jurisdictions. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European clinical trial sites and CROs to use our products and we may find it necessary or desirable to make further changes to our processing of personal data of EEA, Switzerland or UK data subjects.

Additionally, California and over a dozen other states have enacted consumer privacy laws which create individual privacy rights for consumers and place increased privacy and security obligations on entities handling personal data of consumers or households. These laws may significantly impact our business activities and require substantial compliance costs that adversely affect business, operating results, prospects and financial condition. There may be an ongoing movement in other state legislatures to enact more comprehensive privacy laws, which would create a more complex privacy regulatory landscape for our business in the U.S. In addition, there are ongoing privacy legislation and rule making efforts at the federal level which may increase our privacy obligations in the U.S.

We may incorporate the use of AI into our business, operations and offerings in ways which present opportunities as well as challenges and risks, particularly as AI can produce hallucinations and AI agents may take undesired actions, if used.AI systems or input data issues could present inaccurate information, privacy, reputational and other issues and liability. A number of jurisdictions have implemented (or will implement) AI-related laws which may adversely effect our business. For example, the EU AI Act, which has extra-territorial effect like the GDPR, imposes penalties up to the greater of: (i) €35 million; or (ii) 7% of an entire group's total annual worldwide turnover.

Thus, any access, disclosure or other loss of information, security and other incidents, including our data or systems being breached at our partners or third-party providers, along with violations of privacy, data protection, cybersecurity, operational resilience and AI laws that exist and are increasing around the world, could result in civil or regulatory legal claims or proceedings and other legal actions and liability, including fines, under such laws and in relation to the privacy of personal data confidential and proprietary information, disrupt our operations and damage our reputation, as well as general increases in compliance costs, which could adversely affect our business, operating results, prospects and financial condition. Additionally, many other jurisdictions have proposed, passed or implemented (or will implement in the future) privacy, data protection, cybersecurity, operational resilience and AI laws which will vary based on the jurisdiction and may result in increased costs, operational and legal burdens as well as the potential for significant liability.

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

We have a history of net operating losses. In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act limits the deduction of net operating losses to 80% of current year taxable income. The limitations on the net operating loss deduction, as well as other changes in tax policy, may subject us to additional taxation, adversely affecting our results of operations and financial condition.

Risks Related to Securities Markets and Investment in our Stock

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets are currently experiencing extreme volatility and disruption following recent government shutdowns, tariffs and trade disputes with other countries, inflation and high interest rates, supply chain disruptions and geopolitical tensions, including the US and EU sanctions on Russian oil and gas, the ongoing conflict between Russia and Ukraine, the wars between Israel and the terrorist groups Hamas and Hezbollah, the current political situation in Venezuela and escalating conflict and tensions with Iran. Disruptions in the capital markets in the past have resulted in illiquidity in parts of the capital markets. Future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us should that become required for us to fund ongoing operations. These events have limited and could continue to limit our capital investment considerations, limit our ability to fund further clinical development, limit our ability to implement our Litecoin Treasury Strategy and have a material negative impact on our operating results.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, including upon exercise of outstanding warrants or stock options and any subsequent sales of such shares. As of June 30, 2026, we had outstanding warrants exercisable to purchase 3,406,839 shares of common stock at a weighted-average exercise price of $3.90 per share, which are expiring between in October 2027 and July 22, 2030 and 546,348 Pre-Funded Warrants with an exercise price of $0.0001, which are exercisable until they exercised in full. We also have outstanding options to purchase 1,731,085 shares of common stock. We may seek additional capital through one or more additional equity transactions in the future; however, such transactions will be subject to market conditions and there can be no assurance any such transactions will be completed. If we sell shares in the future, the prices at which we sell these future shares will vary and these variations may be significant. Stockholders will experience significant dilution if we sell these future shares at prices significantly below the price at which such previous stockholders invested.

Other than as described below or in connection with a strategic transaction we do not intend to pay and we have not paid, any cash dividends on our shares of common stock. Our stockholders will not be able to receive a return on their shares unless the value of our common stock appreciates and they sell their shares.

Other than the capital return paid on December 6, 2023, pursuant to the cooperation agreement dated as of October 31, 2023, with Anson Funds Management LP and Cable Car Capital LLC, we have never paid or declared any cash dividends on our common stock and we intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Therefore, our stockholders will not be able to receive a return on their investment unless the value of our common stock appreciates and they sell their shares.

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

Risk Management and Strategy

We have established policies and processes for assessing, identifying and managing material risk from cybersecurity threats and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential compromise of or through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing within these systems.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks and the sufficiency of existing policies, procedures, systems and administrative, technical and physical safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement and maintain reasonable safeguards to minimize identified risks, reasonably address any identified gaps in existing safeguards and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Senior Director, Information Security and Infrastructure who reports to our Chief Executive Officer and Chief Financial Officer to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with our Information Technology department. Personnel at all levels and departments are made aware of our cybersecurity policies through training and internal communications.

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

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, Risk Factors, in this annual report on Form 10-K.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity and other information technology risks to the Audit Committee. The Audit Committee oversees management’s implementation of our cybersecurity risk management program and is responsible for monitoring and assessing strategic risk exposure, while our management team is responsible for the day-to-day operations over the material risks we face. Our management team, including our Chief Executive Officer and Chief Financial Officer and Senior Director, Information Security and Infrastructure, provide periodic briefings to the Audit Committee regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, if applicable.

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

Our Chief Executive Officer and Chief Financial Officer and Senior Director, Information Security and Infrastructure, are responsible for assessing and managing our material risks from cybersecurity threats and have decades of experience in overseeing operations, including information technology functions, in the public company environment. The team has primary responsibility for our overall cybersecurity risk management program and supervises our retained external cybersecurity consultants as needed.

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

Holders

As of September 22, 2026, there were 30,407,268 shares of our common stock outstanding and 237 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

For a discussion of outstanding warrants and other securities exercisable for or convertible into shares of our common stock, see Note 11. Stockholders' Equity and Note 13. Share-based Compensation under Item 8. Consolidated Financial Statements and Supplementary Data in this Annual Report.

Common Stock Share Repurchase Program

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

As more fully described in Note 11. Stockholders' Equity, in December 2025 we commenced utilization of our Share Repurchase Program.

During the fiscal year ended June 30, 2025, we did not repurchase any shares of our Common Stock. The following table provides information about repurchases of our Common Stock registered pursuant to Section 12 of the Exchange Act, during the three months ended June 30, 2026:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (2)
April 1, 2026 - April 30, 2026	831,520	$1.20	831,520	$22,094,599
May 1, 2026 - May 31, 2026	809,357	1.17	809,357	21,176,591
June 1, 2026 - June 30, 2026	1,108,512	0.86	1,108,512	20,247,453
Total	2,749,389	$1.05	2,749,389	$20,247,453

________

(1) All shares repurchased pursuant to the Share Repurchase Program were executed through open-market transactions.

(2) On October 29, 2025, we announced our Share Repurchase Program to repurchase shares of our Common Stock up to an aggregate amount of $25.0 million. The Share Repurchase Program may be suspended or terminated by us at any time. This amount excludes fees.

Dividends

We do not anticipate paying any cash dividends in the foreseeable future and currently intend to retain all available funds and future earnings, if any, to support operations. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Securities authorized for issuance under equity compensation plans

The table below shows, as of June 30, 2026, information for equity compensation plans previously approved by stockholders and for compensation plans not previously approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,677,783	$13.02	2,058,800
Equity compensation plans not approved by security holders (2)	53,302	6.01	163,698
Total	1,731,085	$12.80	2,222,498
(1)
Consists of 1,222,783 shares of common stock issuable upon exercise of options granted under the MEI Pharma, Inc. Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (the Prior Omnibus Plan), under which no additional shares of common stock are authorized for issuance and 455,000 shares of common stock issuable upon exercise of options granted under the Lite Strategy, Inc. 2026 Stock Omnibus Equity Compensation Plan (the 2026 Omnibus Plan, together with the Prior Omnibus Plan, the Omnibus Plans) under which 2,513,800 shares of common stock are authorized for issuance. Effective February 12, 2026, our stockholders approved our 2026 Omnibus Plan, which replaces the Prior Omnibus Plan; however outstanding grants under the Prior Omnibus Plan shall continue in effect according to the Prior Omnibus Plan. The Omnibus Plans provide for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, employees and advisors. The weighted-average exercise price presented is the weighted-average exercise price of vested and unvested options under the Omnibus Plans.
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

Overview

On September 10, 2025, we changed our name to Lite Strategy, Inc. and our ticker symbol to LITS. We are a pharmaceutical company that has historically developed novel and differentiated cancer therapies. During fiscal year 2026, we commenced pre-clinical development programs in nononcologic disease indications. We also hold Litecoin (LTC) tokens as a primary reserve asset as part of our broader institutional treasury initiative. We initially built our pipeline by acquiring promising cancer agents and creating value in programs through clinical development, strategic partnerships, and out-licensing or commercialization, as appropriate. Our approach to pre-clinical drug development is to evaluate our drug candidates either as stand-alone or in combination with standard-of-care therapies to overcome known resistance mechanisms and address medical needs to provide improved patient benefit. Our drug candidate pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (CDK9) inhibitor, zandelisib, an oral, once-daily, selective PI3Kδ inhibitor and, prior to its sale in October 2024 to Aardvark Therapeutics, Inc., ME-344, an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway in the mitochondria.

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

In December 2025, we commenced utilization of our Share Repurchase Program and have repurchased an aggregate of 4,378,525 shares of our Common Stock from the open market (Treasury Shares) at a weighted-average price of $1.12 per share as of June 30, 2026. Treasury Shares repurchased through the Share Repurchase Program are considered held in treasury and returned to the status of authorized but unissued shares of Common Stock. The Share Repurchase Program does not have an expiration date, does not include specific price targets or timetables and may be suspended or terminated by us at any time.

Litecoin Treasury Strategy

On August 5, 2025, we announced the commencement of our primary reserve asset and implementation strategy built on a digital asset infrastructure and long-term capital innovation (the Litecoin Treasury Strategy) through our acquisition of LTC tokens, reflecting the full deployment of the net proceeds of the PIPE (as defined below). LTC is an open source, global payment network that is fully decentralized without any central authorities. Mathematics secures the network and empowers individuals to control their own finances. LTC features faster transaction confirmation times and improved storage efficiency compared to the leading math-based currency. We believe this strategy will allow us to diversify reserves, enhance capital efficiency and align with emerging financial technologies.

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

We are exposed to market risk related to changes in the fair value of derivative liabilities associated with our Covered Call Options, as well as counterparty credit risk related to our digital assets receivable, net. We monitor these risks on an ongoing basis and evaluate expected credit losses each reporting period. As of June 30, 2026, we concluded expected credit losses were immaterial due to the short duration of the receivables, the over-collateralized nature of the arrangements, and the credit profile and risk management practices of the transfer agent.

Changes in fair value of our Covered Call Options and/or realized gains on Covered Call Options which expire unexercised are recognized upon settlement (expiration) of the related Covered Call Option contract within gain on derivative liabilities, net, a component of other (expense) income, net, in the consolidated statements of operations.

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

Also in July 2025, we entered into various agreements with certain advisors to the PIPE, asset managers and custodians who will help us deploy our Litecoin Treasury Strategy, including but not limited to (i) a placement agency agreement, (ii) an asset management agreement, (iii) an advisory agreement, (iv) a strategic advisor agreement and (v) a new at-the-market sales agreement (the Sales Agreement). As consideration of services provided associated with the PIPE, we issued warrants for the purchase of up to 3,070,177 shares of Common Stock with a weighted-average exercise price of approximately $4.10 per share. See Note 12. Warrants for a summary of the fair value assumptions used to value the Advisory Warrants upon the closing of the PIPE.

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

The evaluation of strategic alternatives concluded with the August 2025 commencement of our Litecoin Treasury Strategy through our acquisition of LTC tokens, reflecting the full deployment of the net proceeds of the PIPE. LTC is an open source, global payment network that is fully decentralized without any central authorities. Mathematics secures the network and empowers individuals to control their own finances and features faster transaction confirmation times and improved storage efficiency than the leading math-based currency. We believe this strategy will allow us to diversify reserves, enhance capital efficiency and align with emerging financial technologies. We are committed to long-term innovation in capital structure and financial technology, along with the initiation of an expanding strategy that could include the commencement of LTC mining or other crypto-focused operational activities. Additionally, we have commenced further investigational research and development pre-clinical activities with our drug candidate pipeline in nononcologic disease indications for potential out-licensing or sale related opportunities.

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

Valuation of Equity Instruments Issued for Exchange for Services

Equity instruments issued in exchange for services rendered or to be rendered to us are accounted for in accordance with ASC 718, Stock Compensation. Such instruments are evaluated to determine if they should be classified as liability or equity awards. For these awards, we estimate the fair value of the services rendered/to be rendered (i.e., the compensation cost to be recognized) based upon either (i) the grant date fair value of the equity instruments issued as determined using an option pricing model such as the BSM Model or (ii) the fair value of the liabilities incurred/settled. For the Advisory Warrants issued in the PIPE, we estimated the grant date fair value using the valuation inputs as of the grant date. For the AMA Pre-Funded Warrants and the GD Advisory Warrant issued in settlement of the Asset-based Fee and the Annual Advisory Fee, as defined in Note 17. Related Party Transactions, respectively, we determined the grant date fair value represented the amount of the liabilities settled. We recognize the expense immediately in our consolidated financial statements for services rendered at the time of issuance and for services not yet rendered, we recognize an asset and amortize the fair value of the services being rendered over the requisite service period.

A 10% increase (decrease) in the implied volatility utilized to estimate the grant date fair value of the Advisory Warrants would have resulted in an increase (decrease) of $0.7 million ($0.8 million) in the grant date fair value of the Advisory Warrants.

A 10% increase (decrease) in our assets under management as of the Fee Reference Date as defined in Note 17. Related Party Transactions, would have resulted in a $0.2 million increase (decrease) in the fair value of the liabilities settled through issuance of the AMA Pre-Funded Warrants and a $0.1 million increase (decrease) in the fair value of liabilities settled through issuance of the GD Advisory Warrant.

Valuation of Covered Call Options

Covered Call Options written by us are accounted for in accordance with ASC 815, Derivatives and Hedging. Such instruments do not qualify for hedge accounting and are considered freestanding financial instruments and were evaluated to be liability instruments. Our Covered Call Options are initially recorded at fair value (the contract amount) and are marked-to-market at each reporting period (if they are still outstanding) using the Black-76 Model, with changes in the fair value of the derivative liability being recognized in the consolidated statements of operations within other (expense) income, net.

A 10% increase (decrease) in the implied volatility of LTC utilized to estimate the fair value of the derivative liabilities - covered call options would have resulted in a de minimis increase (decrease) in the gain on derivative liabilities, net, as of June 30, 2026.

A 10% increase in the forward price as of June 30, 2026 would have resulted in a $0.2 million decrease in the gain on derivative liabilities, net. A 10% decrease in the forward price as of June 30, 2026 would have resulted in a de minimis increase in the gain on derivative liabilities, net.

Fair Value of SAFE and Token Warrants

As more fully described in Note 8. Derivatives, we invested in a SAFE and Token Warrants during the fiscal quarter ended June 30, 2026. The fair value of the SAFE and Token Warrants is determined in accordance with ASC 820 Fair Value Measurement (ASC 820) and includes significant unobservable inputs. The significant assumptions used in the valuation include the estimated value of the underlying network tokens, the probability of a dissolution event, the relative probabilities assigned to potential non-dissolution outcomes, and the implied volatility utilized in valuing the Token Warrant.

Changes in these assumptions could result in an increase or decrease in the estimated fair value of the SAFE and Token Warrants. The most impactful of the unobservable inputs are the network token valuation and the probability of dissolution. In future reporting periods, we expect to evaluate the sensitivity of the fair value measurement to changes in these significant assumptions, including the impact of 10% increases or decreases in such assumptions on the estimated fair value. During the fiscal year ended June 30, 2026, changes in these assumptions would have only resulted in a different allocation between the SAFE and Token Warrants as the investment amount was determined to be the fair value.

Results of Operations

Comparison of Fiscal Years Ended June 30, 2026 and 2025

The following table summarizes certain components of our results of operations (in thousands):

	For the Fiscal Year Ended June 30,
	2026	2025	$ Change	% Change
Research and development	$122	$3,923	(3,801)	(96.9)%
General and administrative	12,047	13,532	(1,485)	(11.0)%
Change in fair value of digital assets	54,408	—	54,408	100.0%
Other (expense) income, net	(4,573)	1,510	(6,083)	(402.8)%

Research and Development:

The following table illustrates the components of our research and development expenses for the fiscal years presented (in thousands):

	For the Fiscal Year Ended June 30,
	2026	2025
zandelisib	$7	$(18)
voruciclib	59	801
ME-344	—	253
Other	56	2,887
Total research and development expenses	$122	$3,923

Research and development costs decreased by $3.8 million to $0.1 million for the fiscal year ended June 30, 2026, compared to $3.9 million for the fiscal year ended June 30, 2025. This decrease was a result of our announcement in July 2024 to explore strategic alternatives, at which time all clinical studies were ceased and we initiated reductions in our workforce, along with the ME-344 Sale (as defined in Note 15. Disposition of a Nonfinancial Asset). Pre-clinical investigational activities in nononcologic disease indications for voruciclib commenced in the second quarter of fiscal year 2026.

General and Administrative.

General and administrative expenses decreased $1.5 million to $12.0 million for the fiscal year ended June 30, 2026, compared to $13.5 million for the fiscal year ended June 30, 2025. This decrease was primarily due to $4.6 million of lower personnel costs, including $3.8 million in termination benefits. Additionally, legal and professional fees decreased by $0.6 million primarily attributable to strategic alternatives related expenses incurred in the prior fiscal year, partially offset by services incurred in connection with our Litecoin Treasury Strategy employed in the first quarter of fiscal year 2026. These decreases were partially offset by increases of $2.5 million in noncash asset management and advisory fees, with no similar amount in the prior fiscal year and $1.3 million in noncash share-based compensation expense.

Change in Fair Value of Digital Assets.

Change in fair value of digital assets represents unrealized losses from the remeasurement of our LTC investments to their fair value, realized losses recognized upon derecognition of LTC digital assets when placing them as collateral with GSR Markets upon writing of Covered Call Options and realized losses on the sale of LTC digital assets. We had no such investments in the comparable prior fiscal year period.

Other (Expenses) Income, Net.

Other (expense) income, net, decreased by $6.1 million to net other expense of $4.6 million for the fiscal year ended June 30, 2026, as compared to net other income of $1.5 million for the fiscal year ended June 30, 2025. The decrease was primarily due to recognition of approximately $5.7 million for the change in fair value of our digital assets receivable, net, with no similar amount in the prior fiscal year. Additionally, interest and dividend income decreased $0.8 million due to lower average investment balances, as well as the recognition of a $0.5 million gain recognized on the sale of our ME-344 assets in the prior fiscal year with no similar transaction in the current fiscal year. These decreases were partially offset by a $0.8 million net gain recognized on our Covered Call Options in the current fiscal year with no similar activity in the prior fiscal year.

New Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report.

Liquidity and Capital Resources

To date, we have obtained cash and funded our operations primarily through equity financings and license agreements. We have accumulated losses of $475.3 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2026, we had $5.7 million in cash and cash equivalents and $27.3 million in unrestricted digital assets. Although we intend to retain and hold our digital assets, we could liquidate these assets, or a portion thereof, if needed to fund our operating activities. In connection with our July 2024 announcement regarding the evaluation of our strategic alternatives, we discontinued the clinical development of voruciclib in oncology, while certain related nonclinical research and development activities continued through the end of fiscal year 2025. As part of our continued assessment of future pre-clinical development with our drug candidate pipeline, in the second quarter of fiscal year 2026 we commenced additional investigational research and development activities in nononcologic disease indications.

We believe our cash balance, including our digital assets, will be sufficient to meet our obligations and fund operations as currently conducted for at least the next 12 months from the issuance of these consolidated financial statements. Although, we may require one or more capital transactions, whether through the sale of equity securities, debt financing, license agreements or entry into strategic partnerships at some point in the future to continue the development of our pre-clinical drug candidates and expand our Litecoin Treasury Strategy.

In December 2025, we commenced utilization of our Share Repurchase Program utilizing proceeds from our Covered Call Options to repurchase Shares of our Common Stock. During the fiscal year ended June 30, 2026, we received proceeds of $0.9 million from our Covered Call Options which were recognized as gains in our statements of operations. These proceeds along with proceeds from the sale of our digital assets were used to repurchase 4,378,525 shares of our Common Stock.

Sources and Uses of Our Cash

Net cash used in operating activities of $9.1 million for the fiscal year ended June 30, 2026, consisted of our net loss of $71.2 million and $1.0 million associated with changes in our operating assets and liabilities used in our operations, offset by $63.1 million in noncash charges associated with changes in fair value of our digital assets, noncash asset management fees associated with our digital assets and share-based compensation. Net cash used in operating activities during the fiscal year ended June 30, 2025, of $20.8 million consisted of our net loss of $15.9 million and $4.9 million associated with changes in our assets and liabilities used in our operations.

Net cash used in investing activities of $95.1 million for the fiscal year ended June 30, 2026, consisted primarily of our acquisition of digital assets upon deployment of our Litecoin Treasury Strategy in August 2025 and our investment in a SAFE and Token Warrants in June 2026. These uses of cash were partially offset by proceeds from sales of our digital assets and written Covered Call Options on our LTC. Net cash provided by investing activities for the fiscal year ended June 30, 2025, of $35.2 million consisted of maturities of our short-term investments and proceeds recognized on the disposition of a nonfinancial asset.

Net cash provided by financing activities of $91.9 million for the fiscal year ended June 30, 2026, was associated with the issuance and sale of 23,216,898 shares of Common Stock and Pre-Funded Warrants for the purchase of up to 6,022,869 shares of Common Stock in our PIPE and the issuance and sale of 882,924 shares of Common Stock under our ATM Program. These proceeds were partially offset by cash used to repurchase 4,378,525 shares of our Common Stock at an average cost per share of $1.12. During fiscal year ended June 30, 2025, we had no financing activities.

Capital Resource Requirements

As of June 30, 2026, we have the following potential purchase obligations for which the timing and/or likelihood of occurrence is unknown; however, if such claims arise in the future, they could have a material effect on our financial position, results of operations and cash flows:

•
under our remaining license agreements, we have payment obligations, which are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sales of products developed under those agreements. For additional details regarding these agreements, see the section titled Note 10. License Agreements and Note 9. Commitments and Contingencies to our consolidated financial statements and related notes included elsewhere in this Annual Report;
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

Item 8. Consolidated Financial Statements and Supplementary Data

Lite Strategy, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Lite Strategy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lite Strategy, Inc. (the “Company”) as of June 30, 2026, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026, and the results of its operations and its cash flows for the year ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Investment in Litecoin

In forming our opinion, we have considered the adequacy of disclosure within Market, Custody and Operational Risks of Digital Assets in Note 2 to the financial statements, which describes the significant risks and uncertainties that could materially affect the Company’s financial condition and results of operations. As discussed in Note 2, the Company holds a substantial concentration in Litecoin, a digital asset that is subject to high market volatility and speculative trading, regulatory uncertainties, cybersecurity threats, and risks related to its custody and legal status. These factors may result in material adverse effects, including potential losses, increased variability in earnings, and exposure to additional regulatory requirements and operational disruptions.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025.

Costa Mesa, CA
September 28, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lite Strategy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lite Strategy, Inc. and subsidiary (the "Company") as of June 30, 2025, the related consolidated statements of operations, stockholders' equity, and cash flows, for the year ended June 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Deloitte & Touche LLP

San Diego, CA

September 26, 2025

We served as the Company's auditor from 2024 to 2025.

Lite Strategy, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30,	June 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$5,706	$18,011
Prepaid expenses and other current assets	435	274
Total current assets	6,141	18,285
Digital assets	27,272	—
Digital assets receivable, net	7,627	—
Investments in SAFE and Token Warrants, at fair value	1,000	—
Other long-term assets	652	—
Total assets	$42,692	$18,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$261	$176
Accrued liabilities	808	1,178
Total current liabilities	1,069	1,354
Total liabilities	1,069	1,354

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 36,785 and 6,663 shares issued at June 30, 2026 and June 30, 2025, respectively, and 32,407 and 6,663 shares outstanding at June 30, 2026 and 2025, respectively.	—	—
Additional paid-in capital	521,832	421,095
Treasury stock, at cost, 4,379 and no shares at June 30, 2026 and June 30, 2025, respectively.	(4,895)	—
Accumulated deficit	(475,314)	(404,164)
Total stockholders’ equity	41,623	16,931

Total liabilities and stockholders’ equity	$42,692	$18,285

See accompanying notes to consolidated financial statements.

Lite Strategy, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Fiscal Year Ended June 30,
	2026	2025
Operating expenses:
Research and development	$122	$3,923
General and administrative	12,047	13,532
Change in fair value of digital assets	54,408	—
Total operating expenses	66,577	17,455
Loss from operations	(66,577)	(17,455)
Other (expense) income:
Change in fair value of digital assets receivable, net	(5,653)	—
Gain on derivative liabilities, net	813	—
Interest and dividend income	267	1,026
Gain on disposition of a nonfinancial asset	—	500
Other expense, net	—	(16)
Total other (expense) income, net	(4,573)	1,510
Net loss	$(71,150)	$(15,945)

Net loss per share - basic and diluted	$(2.06)	$(2.39)

Weighted-average shares used in computing net loss per share - basic and diluted	34,559	6,663

See accompanying notes to consolidated financial statements.

Lite Strategy, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common	Additional Paid-In	Accumulated	Treasury Shares		Total Stockholders’
	Shares	Capital	Deficit	Shares	Amount	Equity
Balance at June 30, 2024	6,663	$421,239	$(388,219)	—	$—	33,020
Net loss	—	—	(15,945)	—	—	(15,945)
Share-based compensation	—	(144)	—	—	—	(144)
Balance at June 30, 2025	6,663	421,095	(404,164)	—	—	16,931
Net loss	—	—	(71,150)	—	—	(71,150)
Proceeds from the sale of Common Stock at $3.42 per share in July 2025, net of issuance costs	23,217	60,326	—	—	—	60,326
Proceeds from the issuance of Pre-Funded Warrants at $3.4199 per share in July 2025, net of issuance costs	—	15,649	—	—	—	15,649
Issuance of Advisory Warrants for services rendered in the July 2025 PIPE	—	16,215	—	—	—	16,215
Issuance of Common Stock upon exercise of Pre-Funded Warrants for cash	2,084	—	—	—	—	—
Issuance of Common Stock upon cashless exercise of Pre-Funded Warrants	3,938	—	—	—	—	—
Issuance of Common Stock through our ATM, net of issuance costs	883	4,628	—	—	—	4,628
Issuance of Pre-Funded Warrants to asset manager in lieu of cash fees	—	1,875	—	—	—	1,875
Issuance of Advisory Warrants in lieu of cash fees	—	756	—	—	—	756
Repurchase of common stock	—	—	—	(4,379)	(4,895)	(4,895)
Share-based compensation	—	1,288	—	—	—	1,288
Balance at June 30, 2026	36,785	$521,832	$(475,314)	$(4,379)	$(4,895)	$41,623

See accompanying notes to consolidated financial statements.

Lite Strategy, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(71,150)	$(15,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of digital assets	54,408	—
Change in fair value of digital assets receivable, net	5,653	—
Share-based compensation	1,288	(144)
Gain on derivative liabilities, net	(813)	—
Noncash asset management and advisory expense	2,521	—
Noncash lease expense	—	214
Depreciation expense	—	368
Loss on disposal of property and equipment	—	14
Gain on disposition of a nonfinancial asset	—	(500)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(51)	2,150
Other long-term assets	(652)	—
Accounts payable	85	(2,992)
Accrued liabilities	(410)	(4,009)
Net cash used in operating activities	(9,121)	(20,844)

Cash flows from investing activities:
Purchases of digital assets	(100,000)	—
Proceeds from sale of digital assets	5,040	—
Net proceeds from written Covered Call Options	853	—
Purchase of SAFE Investment	(1,000)	—
Proceeds from maturity of short-term investments	—	34,640
Proceeds from sale of property and equipment	—	10
Proceeds from the disposition of a nonfinancial asset	—	500
Net cash (used in) provided by investing activities	(95,107)	35,150

Cash flows from financing activities:
Proceeds from the issuance of Common Stock and Pre-Funded Warrants in July 2025, net of offering costs	92,190	—
Proceeds from issuance of Common Stock through our ATM Program, net of issuance costs	4,628	—
Repurchase of Common Stock	(4,895)	—
Net cash provided by financing activities	91,923	—
Net (decrease) increase in cash and cash equivalents	(12,305)	14,306
Cash and cash equivalents at beginning of the year	18,011	3,705
Cash and cash equivalents at end of the year	$5,706	$18,011

Supplemental cash flow information:
Issuance of Advisory Warrants for services rendered in the July 2025 PIPE	$16,215	$—
Issuance of Pre-Funded Warrants to asset manager in lieu of cash fees	$1,875	$—
Issuance of Advisory Warrants in lieu of cash fees	$756	$—
Digital assets transferred to digital assets receivable, net	$15,093	$—
Digital assets returned by GSR Markets	$1,813	$—

See accompanying notes to consolidated financial statements.

Lite Strategy, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Description of Business

Lite Strategy, Inc. (Nasdaq: LITS) is a pharmaceutical company that has historically developed novel and differentiated cancer therapies. During fiscal year 2026, we commenced pre-clinical development programs in nononcologic disease indications. We also hold Litecoin (LTC) tokens as a primary reserve asset as part of our broader institutional treasury strategy. We initially built our pipeline by acquiring promising cancer agents and creating value in programs through development, strategic partnerships, and out-licensing or commercialization, as appropriate. Our approach to pre-clinical drug development is to evaluate our drug candidates either as stand-alone or in combination with standard-of-care therapies to overcome known resistance mechanisms and address medical needs to provide improved patient benefit. Our drug candidate pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (CDK9) inhibitor, zandelisib, an oral, once-daily, selective PI3Kδ inhibitor and, prior to its sale in October 2024 to Aardvark Therapeutics, Inc., ME-344, as more fully discussed in Note 15. Disposition of a Nonfinancial Asset, an intravenous small molecule mitochondrial inhibitor targeting the oxidative phosphorylation pathway in the mitochondria.

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

Also in July 2025, we entered into various agreements with certain advisors to the PIPE, asset managers and custodians who will help us deploy our Litecoin Treasury Strategy, including but not limited to (i) a placement agency agreement, (ii) an asset management agreement, (iii) an advisory agreement, (iv) a strategic advisor agreement and (v) a new at-the-market sales agreement (the Sales Agreement). As consideration of services provided associated with the PIPE, we issued warrants for the purchase of up to 3,070,177 shares of Common Stock with a weighted-average exercise price of approximately $4.10 per share. See Note 12. Warrants for a summary of the fair value assumptions used to value the Advisory Warrants upon the closing of the PIPE.

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

The evaluation of strategic alternatives concluded with the August 2025 implementation of the Litecoin Treasury Strategy and a commitment to long-term innovation in capital structure and financial technology, along with the initiation of an expanding strategy that could include the commencement of LTC mining or other crypto-focused operational activities. Additionally, we have commenced further investigational research and development pre-clinical activities with our drug candidate pipeline in nononcologic disease indications for potential out-licensing or sale related opportunities.

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

We have evaluated subsequent events through the date the consolidated financial statements were issued.

Liquidity

To date, we have obtained cash and funded our operations primarily through equity financings and license agreements. We have accumulated losses of $475.3 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2026, we had $5.7 million in cash and cash equivalents. In connection with our July 2024 announcement regarding the evaluation of our strategic alternatives, we discontinued the clinical development of voruciclib in patients with acute myeloid leukemia. During fiscal year 2026, we commenced pre-clinical development programs for voruciclib in nononcologic disease indications. As a result, we will continue to incur R&D expenses in connection with our nonclinical projects. We believe that our cash and digital assets balance will be sufficient to meet our obligations and fund operations for at least the next 12 months from the issuance of these consolidated financial statements.

To date, we have obtained cash and funded our operations primarily through equity financings and license agreements. We may require one or more capital transactions, whether through the sale of equity securities, debt financing, license agreements or entry into strategic partnerships at some point in the future to continue the development of our pre-clinical drug candidates and expand our Litecoin Treasury Strategy. There can be no assurance that we will be able to continue to raise additional capital in the future.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of derivatives liabilities associated with our Covered Call Options (as defined below), valuation of share-based awards including warrants issued for services, clinical trial accruals, potential loss contingencies, deferred income taxes and related valuation allowances, and the assessment of our ability to fund our operations for at least the next 12 months from the date of issuance of these consolidated financial statements. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each reporting period and updated to reflect current information. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

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

Under the Digital Asset Interpretation, even if a crypto asset is deemed to be a non-security crypto asset (such as a digital commodity), the interpretation takes the view that the non-security crypto asset may still be subject to an investment contract, even in the secondary market, and thus secondary market transactions, even in such non-security crypto assets, might be subject to the federal securities laws. While the Digital Asset Interpretation conveys the SEC’s views on how the definition of “security” applies to crypto assets, it does not have the binding force of a regulation adopted through notice-and-comment rulemaking. Accordingly, courts are not bound by it and may reach different conclusions, and the SEC could revise or withdraw it in the future.

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

Digital Assets

In accordance with our Litecoin Treasury Strategy, we intend to hold our LTC for long-term investment purposes. We seek to generate returns on our LTC holdings, as LTC appreciates and actively pursue risk-adjusted return opportunities to generate cash flows that support our operating expenses. As a result, our LTC digital assets are included in long-term assets in the consolidated balances sheets, due to our intent to retain and hold our LTC. Pursuant to Accounting Standards Codification (ASC) Topic 350-60 Intangibles - Goodwill and Other - Crypto Assets (ASC 350-60) in-scope crypto assets are required to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net loss each reporting period. Proceeds from the sale of digital assets are included within investing activities in the consolidated statements of cash flows.

ASC 350-60 does not address the initial measurement, recognition, and derecognition of crypto assets. As such, our digital assets were initially recorded at cost plus fees in accordance with ASC 350-30 Intangibles - Goodwill and Other - General Intangibles Other Than Goodwill. Our digital assets are recorded at fair value at each reporting period with changes in fair value of digital assets included as a component of operating activities in the consolidated statements of operations, as our LTC tokens could, if needed, be sold for use in our operations. Digital assets intended for use in operations and/or for the repurchase of our Common Stock are classified as current assets in the consolidated balance sheets.

Our first purchase of LTC was on July 30, 2025. In accordance with ASC 350-60, our required adoption date was July 1, 2025 (beginning of the fiscal year that includes the interim period of adoption). LTC tokens are measured using Level 1 inputs under ASC 820 Fair Value Measurement (ASC 820), based on quoted prices from a principal market, Coinbase, as Coinbase has the highest trading volume of LTC tokens (LTC Tokens), the native cryptocurrency of LTC, and is the market in which we transact in LTC Tokens. We track the cost basis of our digital assets based upon a first-in-first-out methodology. See Note 4. Digital Assets for further information. Except for digital assets pledged as collateral for our Covered Call Options (as defined below), our digital asset holdings are not subject to any contractual sale restrictions. Digital assets pledged as collateral are reported as digital assets receivable, net, and classified as long-term assets on the consolidated balance sheets, consistent with our intent to primarily retain LTC under our Litecoin Treasury Strategy.

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

As a result of the title transfer, the amount of LTC collateralized is reclassified from digital assets to digital assets receivable, net, in the consolidated balance sheets. In addition, we recognize the difference between the fair value at the date of transfer and the initial purchase price of the LTC as a realized gain or loss within change in fair value of digital assets, a component of operating expenses in the consolidated statements of operations. The digital assets receivable, net, is remeasured at fair value at each reporting date in accordance with ASC 350-60.

When Covered Call Options expire unexercised, GSR Markets may either return the LTC to us or retain the LTC to support future Covered Call Option contracts. If the LTC is retained by GSR Markets after expiration, the balance continues to be reported as digital assets receivable, net, and remeasured at fair value. If the LTC is returned to us, the receivable is derecognized by reclassifying the fair value of the LTC to digital assets in the consolidated balance sheets.

When Covered Call Options are exercised, the associated digital assets receivable, net, is derecognized as the underlying LTC is retained by GSR Markets and removed from our collateral balance held by GSR Markets. Gains or losses related to the exercise of Covered Call Options are recorded within gain on derivative liabilities, net, within other expense (income), net, in the consolidated statements of operations.

We evaluate our digital assets receivable for expected credit losses in accordance with ASC 326, Financial Instruments - Credit Losses. Our assessment considers, among other factors, the short-term nature of the Covered Call Options contractual term, the creditworthiness and risk management practices of GSR, the amount of LTC collateralized, and historical loss experience. As of June 30, 2026, we concluded expected credit losses were immaterial and, therefore, recorded no allowance for credit losses related to our digital assets receivable, net.

Investment in Simple Agreement for Future Equity (SAFE) and Token Warrants

Our investment in the SAFE provides us with the right to participate in future equity financings of a private company and token warrants provide us with the right to purchase two percent of the total network tokens developed (Token Warrants) (the SAFE and Token Warrants are herein referred to as the SAFE Investment). We accounted for the SAFE Investment under ASC 321, Investments - Equity Securities (ASC 321). The SAFE Investment contains multiple settlement provisions which could require bifurcation under ASC 815, Derivatives and Hedging (ASC 815). Rather than separately value each settlement provision, we elected the fair value option for the SAFE Investment under ASC 825, Financial Instruments, which requires financial instruments to be remeasured to fair value each reporting period, with changes in fair value recorded in the consolidated statements of operations. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

Fair Value Measurements

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

Derivatives – Covered Call Options

From time to time, to generate cash flows on a portion of our LTC, we sell Covered Call Options. These options do not qualify as accounting hedges under ASC 815; however, we consider them to be economic hedges. We classify our Covered Call Options as derivative liabilities, which are recorded within the accrued liabilities line item in the consolidated balance sheets, and accordingly recorded at fair value at inception and subsequently remeasured at fair value at each reporting date. Changes in fair value of our Covered Call Options and/or realized gains or losses on Covered Call Options which expire unexercised are recognized upon settlement (expiration) of the related Covered Call Option contract within gain on derivative liabilities, net, a component of other (expense) income, net, in the consolidated statements of operations.

The notional amount of Covered Call Options represents the quantity of digital assets underlying the option contracts multiplied by the spot entry price when the contract is written. Notional amounts are not recorded on the balance sheet and do not represent our maximum exposure to loss, which is limited to the opportunity cost of foregone appreciation in the underlying digital assets above the strike price. Premiums received from the sale of Covered Call Options are recorded as cash inflows within investing activities in the consolidated statements of cash flows. See Note 8. Derivatives for additional information related to our Covered Call Options.

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

Warrants

We account for the Pre-Funded Warrants issued in the PIPE as equity-classified instruments based on an assessment of the Pre-Funded Warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815. The assessment considers whether the Pre-Funded Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all the requirements for equity classification under ASC 815, including but not limited to, whether the Pre-Funded Warrants are indexed to our own Common Stock and whether the Pre-Funded Warrant holders could potentially require “net cash settlement” in a circumstance outside our control. This assessment, which requires the use of professional judgment, is conducted at the time of the Pre-Funded Warrant's issuance and as of each subsequent quarterly period end date while the Pre-Funded Warrants are outstanding.

For other warrants that meet all criteria for equity classification, such warrants are required to be recorded as additional paid-in capital in the consolidated balance sheets at the time of issuance.

We issued the following warrants for services rendered in connection with the PIPE: (i) the Asset Manager GSR 1 Warrant (AMA GSR 1 Warrant), (ii) Asset Manager GSR 2 Warrant (AMA GSR 2 Warrant), (iii) Asset Manager GSR 3 Warrant (AMA GSR 3 Warrant), (iv) Asset Manager GSR 4 Warrant (AMA GSR 4 Warrant), (v) Placement Agent (PA) Warrant and (vi) Strategic Advisor (SA) Warrant (collectively, the Advisory Warrants), and we issued the Asset Manager's Pre-Funded Warrant (AMA Pre-Funded Warrants) after the Closing Date. The Advisory Warrants are accounted for in accordance with ASC 718, Stock Compensation (ASC 718), which requires us to recognize the fair value of the Advisory Warrants at either (i) the fair value of the equity instruments issued or (ii) the liabilities settled. The fair value of the Advisory Warrants was determined based upon the Common Stock underlying the Advisory Warrants using the Black-Scholes-Merton (BSM) option pricing model (BSM Model) based on the applicable assumptions, which include the exercise price of the warrants, our stock price and historical volatility, the expected warrant term, the risk-free interest rate, the expected dividends, and if applicable, the vesting behavior. See Note 12. Warrants for a summary of the fair value assumptions used to value the Advisory Warrants upon the closing of the PIPE and a summary of the Warrants outstanding as of June 30, 2026.

The fair value of the AMA Pre-Funded Warrant issued in September 2025 as payment of the annual asset-based fee (Asset-based Fee) under the GSR Asset Management Agreement (as defined in Note 17. Related Party Transactions) and the GD Advisory Warrants issued in October 2025 in settlement of the Annual Advisory Fee with Green Dragon Investment LLC (Green Dragon) were determined by the settlement amount of the Asset-based Fee and the Annual Advisory Fee, respectively. The AMA Pre-Funded Warrants, the GD Advisory Warrants and the agreements under which they were issued are further discussed in Note 12. Warrants, and defined in Note 17. Related Party Transactions.

Share-based Compensation

For fully vested, nonforfeitable equity instruments granted at the date we and a nonemployee enter into an agreement for goods or services, we recognize the equity instruments when they are granted. The corresponding cost is recognized as an immediate expense or a prepaid asset depending on the specific facts and circumstances of the agreement with the nonemployee. For the fiscal year ended June 30, 2026, 546,348 Pre-Funded Warrants were issued as fully vested, nonforfeitable equity instruments to a nonemployee. The agreement with the nonemployee does not include any provisions to claw back the share-based payments in the event of nonperformance by the nonemployee. Before July 21, 2026, GSR is expected to provide asset management services related to our LTC holdings under the GSR Asset Management Agreement (as defined in Note 17. Related Party Transactions) entered into by us and GSR. As of June 30, 2026, we recorded $0.1 million in current unamortized deferred prepaid assets associated with the AMA Pre-Funded Warrants.

We review options granted at or in close proximity to our release of material public information to determine if such options would be considered spring-loaded options in accordance with Staff Accounting Bulletin 120 (SAB 120) and ASC 718. When we determine we were in possession of material non-public information (MNPI) at the time of grant, and the options granted therefore would meet the definition of spring-loaded options, we make appropriate adjustments to the closing price used in valuing such options for accounting purposes. Such adjustments may include use of the closing price on the release date rather than the grant date.

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2026 and 2025, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

The Financial Accounting Standards Board (FASB) Topic ASC 740 - Income Taxes (ASC 740) prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of June 30, 2026 and 2025.

Disposition of Nonfinancial Assets

We account for infrequent dispositions of assets in its product pipeline in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which requires dispositions of long-lived assets that are not a discontinued operation be accounted for on a net basis and included in income from continuing operations before income taxes in accordance with ASC 350, Intangible Assets - Goodwill and Other. Proceeds from sales designated as dispositions of nonfinancial assets are classified as cash flows from investing activities in the consolidated statements of cash flows.

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Issued and outstanding warrants to purchase shares of our Common Stock are included in the calculation of basic net loss per common share if the exercise price of the warrants represents de minimis consideration and is nonsubstantive in relation to the price paid for the warrant and if the warrants are immediately exercisable with no further vesting conditions or contingencies associated with them. The 546,348 shares of our Common Stock underlying Pre-Funded Warrants, as described in Note 12. Warrants, and 175,611 shares of our Common Stock underlying the vested portion of our GD Advisory Warrants are included in the calculation of our weighted-average shares used in computing net loss per share, basic and diluted due to their nominal exercise price.

We consider our Pre-Funded Warrants, including the AMA Pre-Funded Warrants and our Advisory Warrants, including the GD Advisory Warrant (collectively, the Warrants) to be participating securities, because the holders of such instruments participate when a dividend is paid on common stock. The holders of the Warrants do not have a contractual obligation to share in our losses. Because such losses are attributable entirely to common stockholders, for periods in which we have reported a net loss, diluted loss per common share is the same as basic loss per common share. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock and common stock equivalents outstanding for the period determined using the treasury-stock method.

For each of the periods presented, basic and diluted net loss per share were the same.

The following table presents potentially dilutive shares that have been excluded from the calculation of net loss per share because of their anti-dilutive effect (in thousands):

	For the Fiscal Year Ended June 30,
	2026	2025
Stock options	1,731	869
Warrants
Advisory Warrants	3,070	—
GD Advisory Warrants	59	—
Other warrant	103	103
Total anti-dilutive shares	4,963	972

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity

(PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. We adopted ASU 2023-09 prospectively for its annual period ended June 30, 2026. The adoption of this ASU did not have a material impact on our consolidated results of operations, cash flows, financial condition and disclosures.

In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. The legislation did not have a material impact on our statement of operations for the year ended June 30, 2026.

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

Note 3. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following in thousands:

	June 30, 2026	June 30, 2025
Insurance	$210	$176
Asset management fee	110	—
Software license	17	39
Other	98	59
Total prepaid and other current assets	$435	$274

Accrued Liabilities

Accrued liabilities consisted of the following, in thousands:

	June 30, 2026	June 30, 2025
Accrued compensation and benefits(1)	$656	$873
Accrued legal and professional services	75	144
Accrued pre-clinical and clinical trial expenses	11	134
Derivative liabilities - Covered Call Options	40	—
Other	26	27
Total accrued liabilities	$808	$1,178

________

(1) Includes employee termination benefits of approximately $0.7 million for the fiscal year ended June 30, 2025, as more fully described in Note 6. Employee Termination Benefits.

Note 4. Digital Assets

As of June 30, 2025, we did not hold digital assets. The following table summarizes our digital asset holdings as of June 30, 2026 (in thousands, except quantity):

	June 30, 2026
	Quantity	Cost Basis	Fair Value
Digital assets	650,716	$69,273	$27,272
Digital assets receivable, net (1)	182,000	13,140	7,627
Total digital assets	832,716	$82,413	$34,899

____________

(1) Digital assets receivable, net, include LTC pledged as collateral, residing with GSR.

Note 5. Fair Value Measurements

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification at each reporting period. As of June 30, 2026 and 2025, we had no financial assets or liabilities measured at fair value on a nonrecurring basis. As of June 30, 2025, we had no financial liabilities measured at fair value on a recurring basis.

As of June 30, 2025, our financial assets measured at fair value, on a recurring basis, consisted of our cash equivalents of $17.8 million. The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026, (in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,867	$4,867	$—	$—
Digital assets	27,272	27,272	—	—
Digital assets receivable, net	7,627	—	7,627	—
Investments in SAFE	400	—	—	400
Investment in token warrants	600	—	—	600
Total assets measured on a recurring basis	$40,766	$32,139	$7,627	$1,000

Liabilities:
Derivative liabilities - Covered Call Options	$40	—	$40	—
Total liabilities measured on a recurring basis	$40	$—	$40	$—

The following table presents the changes in the carrying amount of our digital assets (in thousands):

Balance as of June 30, 2025	$—
Purchases of digital assets	100,000
Change in fair value of digital assets:
Realized loss on sale of digital assets	(5,421)
Realized loss upon transfer of digital assets as collateral	(6,986)
Unrealized loss on digital assets	(42,001)
Digital assets transferred as collateral	(15,093)
Digital assets returned by GSR Markets	1,813
Disposition of digital assets	(5,040)
Balance as of June 30, 2026	$27,272

Fair Value of SAFE and Token Warrants

As more fully described in Note 8. Derivatives, we invested in a SAFE and Token Warrants during the fiscal year ended June 30, 2026. The fair value of the SAFE and Token Warrants is determined in accordance with ASC 820 and included both Level 2 and Level 3 inputs. The Level 3 inputs include (i) the stock price, (ii) the timing of various liquidity events, (iii) probabilities of occurrence of the respective liquidity events and (iv) a dissolution scenario recovery rate.

The following tables provide a reconciliation of all financial assets measured at fair value, during the fiscal year ended June 30, 2026, using Level 3 significant unobservable inputs (in thousands):

	Level 3 Assets
	SAFE	Token Warrants
Balance as of June 30, 2025	$—	$—
Issuance of financial instruments	400	600
Balance as of June 30, 2026	$400	$600

Note 6. Employee Termination Benefits

In connection with our joint decision to discontinue development of zandelisib outside of Japan, in December 2022, we announced a realignment of our clinical development efforts that streamlined our organization towards the continued clinical development of our two earlier clinical-stage assets, voruciclib and ME-344 (prior to its sale in October 2024).

In August 2024, we commenced the Strategic Alternatives RIF as discussed in our strategic alternatives announcement described in Note 1. Description of Business and Basis of Presentation. Including contractual pro-rata bonuses, we incurred charges of $5.9 million in retentions, severance and COBRA costs related to the termination of our employees due to our related wind down activities.

For each of the periods presented, employee termination benefits primarily represent severance related costs and payments. During the fiscal years ended June 30, 2026 and 2025, we recorded employee termination benefits of zero and $1.8 million within research and development expense, respectively. During the fiscal years ended June 30, 2026 and 2025, we recorded employee termination benefits of $0.1 million and $3.9 million within general and administrative expense, respectively.

The following table summarizes our activity related to employee termination benefits, included in accrued liabilities, in thousands:

Employee Termination Benefits
Balance at June 30, 2024	$21
Increase in accrued restructuring	5,734
Cash payments	(5,027)
Balance at June 30, 2025	$728
Increase in accrued restructuring	122
Cash payments	(850)
Balance at June 30, 2026	$—

Note 7. Master Loan Agreement

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

Borrowings under a Loan Agreement are secured by collateral in favor of the Lender. Collateral may include cash or other forms agreed upon by the Parties (as defined in the applicable Loan Agreement). The collateral's required value is typically higher than the borrowed amount, subject to margin calls as set forth in the applicable Loan Agreement. If the value of the posted collateral falls below the margin call threshold, we must promptly post additional collateral. Failure to maintain sufficient collateral can result in an event of default and remedies available to the Lender, including the right to liquidate pledged collateral.

The MLA contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default.

We evaluated the MLA and determined as of the MLA Date, the MLA does not represent a loan commitment in accordance with U.S. GAAP. As of June 30, 2026, we had not requested any loans nor did we have any Loan Agreements outstanding under the MLA.

Note 8. Derivatives

As of June 30, 2025, we did not hold any derivatives carried at fair value. The following table presents our consolidated balance sheets classification of derivatives carried at fair value (in thousands):

		2026
Derivative	Balance Sheet Line	Asset	Liability
Derivatives not designated as hedging instruments:
SAFE and Token Warrants	Investments in SAFE and Token Warrants	$1,000	$—
Covered Call Options	Accrued liabilities	—	40
Total derivatives		$1,000	$40

During the fiscal year ended June 30, 2025, we did not hold any Covered Call Options. The following table presents our statements of operations classification of derivatives carried at fair value for the period presented (in thousands):

Derivative	Statements of Operations Line	For the Fiscal Year Ended June 30, 2026
Derivatives not designated as hedging instruments:
Covered Call Options	Gain on derivative liabilities, net	$813
Total derivatives		$813

Investment in SAFE and Token Warrants

On June 15, 2026 (the Effective Date), we entered into a SAFE agreement for an initial investment amount of $1.0 million in exchange for a right to participate in a future equity financing of preferred stock to be issued by ZK Innovations, Inc. (ZK Innovations). Alternatively, upon a liquidity event such as a change in control, a direct listing or an initial public offering, we are entitled to receive the greater of (i) the SAFE investment amount (the Purchase Amount) or (ii) the amount payable on the number of shares of ZK Innovations common stock equal to the SAFE investment amount divided by the liquidity price. In a dissolution event, such as a bankruptcy, we are entitled to receive the Purchase Amount. In the event of a qualifying financing, this instrument will automatically convert into the greater of (i) the number of standard preferred shares equal to the Purchase Amount divided by the lowest price per share of the standard preferred shares or (ii) the number of SAFE preferred shares equal to the Purchase Amount divided by the liquidity price.

In addition, we received a warrant to purchase tokens (the Token Warrant) which expires the earlier of 10 years following the issuance date or the date we and other related entities irrevocably and affirmatively decide not to develop any token. In connection with the SAFE and Token Warrants, we recorded $1.0 million as an investment in the consolidated balance sheets. We accounted for this investment under ASC 321 and elected the fair value option for the SAFE investment pursuant to ASC 825, Financial Instruments, which requires financial instruments to be remeasured to fair value each reporting period, with changes in fair value recorded in the consolidated statements of operations. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The decision to elect the fair value option is determined on an instrument-by-instrument basis on the date the instrument is initially recognized, is applied to the entire instrument, and is irrevocable once elected. For instruments measured at fair value, embedded conversion or other features are not required to be separated from the host instrument. Issuance costs related to convertible securities carried at fair value are not deferred and are recognized as incurred on the consolidated statements of operations.

Covered Call Options

We carry our Covered Call Options at fair value with any realized gains or losses and/or changes in fair value recognized within gain on derivative liabilities, net, a component of other (expense) income, net, in our consolidated statements of operations.

In estimating the fair value of our Covered Call Options, we use the Black-76 Model, a derivation of the BSM Model, which includes several inputs and assumptions, including the forward price of the underlying asset (LTC), the underlying asset’s implied volatility, the risk-free interest rate, and the expected term of the Covered Call Options. The expected term of the Covered Call Options is the contractual term given the Covered Call Options can only be exercised on their expiration date (i.e., European-style options). We determined that the Covered Call Options are Level 2 liabilities given all inputs are observable.

During the fiscal year ended June 30, 2026, we issued Covered Call Options of $63.8 million notional for proceeds of $0.9 million, to generate cash flows on a portion of our digital assets, which is expected to be utilized in our Share Repurchase Program. We transferred LTC to GSR Markets as collateral in a quantity equal to the underlying notional for the Covered Call Options sold. The Covered Call Options are only exercisable upon the date of expiration, are automatically exercised if the underlying reference price was greater than the strike price of the Covered Call Option, and settled with delivery of the underlying LTC. The reference price for the Covered Call Options is/was GSR's internal pricing index, aggregating prices from multiple exchanges, quoted in USD at 6:00pm UTC time for a given date.

During the fiscal year ended June 30, 2026, Covered Call Options of $55.9 million notional expired with the underlying reference price below their strike price and we recognized realized gains of $0.8 million. As of June 30, 2026, we had four Covered Call Options outstanding on $7.9 million notional. During the fiscal year ended June 30, 2026, we recognized unrealized gains and unrealized losses of approximately $17,000 and $23,000, respectively.

Note 9. Commitments and Contingencies

We have contracted with various consultants and third parties to assist us in pre-clinical research and development and clinical trials work for our leading drug compounds and third-party service organizations on an as-needed basis for treasury management. The contracts are terminable at any time but obligate us to reimburse the providers for any time or costs incurred through the date of termination. We also have an employment agreement with our chief executive officer and chief financial officer that provides for severance payments and accelerated vesting for share-based awards if his employment is terminated under specified circumstances.

Should we terminate the GSR Asset Management Agreement (as defined below), prior to the contractual term of 10 years, we may be obligated to pay an early termination fee in one lump sum payment due upon such termination. Such fee is calculated as the present value of the amount equal to (1) the remaining years in the Term multiplied by (2) the average of the Asset-based Fee of each of the completed years in the Term at the time of termination (Termination Fee). The Termination Fee shall be paid in shares of our Common Stock (or pre-funded warrants in lieu thereof if the holdings of the Asset Manager (together with its affiliates) would exceed 4.99% of the issued and outstanding Shares). The Termination Fee shall be in addition to any other fees due under this Agreement accruing through the date of termination.

Litigation

From time to time, we may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against us as of June 30, 2026, which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.

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

Presage License Agreement

As discussed in Note 10. License Agreements, we are party to a license agreement with Presage Biosciences, Inc. (Presage) under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of June 30, 2026, we had no accruals for potential future payments as achievement of the milestones had not been met.

Note 10. License Agreements

Presage License Agreement

In September 2017, we, as licensee, entered into a license agreement with Presage. Under the terms of the license agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor and related compounds. In exchange, we paid $2.9 million to Presage. With respect to the first indication, an incremental $2.0 million payment, due upon dosing of the first subject in the first registration trial, will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., EU or Japan. Additional potential payments of up to $179.0 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percentage (which decreases as product development progresses) of amounts received from such sublicensees. During the fiscal years ended June 30, 2026 and 2025, we made no payments under the Presage license agreement.

Note 11. Stockholders’ Equity

Description of Capital Stock

Our total authorized share capital is 226,100,000 shares consisting of 226,000,000 shares of Common Stock and 100,000 shares of preferred stock, $0.01 par value per share (Preferred Stock).

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

As more fully discussed in Note 1. Description of Business and Basis of Presentation, in conjunction with the PIPE, we issued 23,216,898 shares of Common Stock at $3.42 per share.

Private Investment in Public Equity (PIPE) and Related Agreements

On the Closing Date, we closed on a $100.0 million PIPE and issued an aggregate of (i) 23,216,898 shares of Common Stock, at an offering price of $3.42 per share and (ii) pre-funded warrants (the Pre-Funded Warrants), to purchase up to an aggregate of 6,022,869 shares of Common Stock, at an offering price of $3.4199 per Pre-Funded Warrant (the Offering).

Preferred Stock

Our Board has the authority to issue Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions in respect of that Preferred Stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices and liquidation preferences, and the number of shares constituting such series and the designation of any such series, without future vote or action by the stockholders. Therefore, the Board, without the approval of the stockholders, could authorize the issuance of Preferred Stock with voting, conversion and other rights that could affect the voting power, dividend and other rights of the holders of shares or that could have the effect of delaying, deferring or preventing a change of control. There were no shares of Preferred Stock outstanding as of June 30, 2026 and 2025.

Equity Transactions

Share Repurchase Program

In December 2025, we commenced utilization of our Share Repurchase Program announced in October 2025 by repurchasing shares of our Common Stock from the open market (the Treasury Shares). Treasury Shares repurchased through the Share Repurchase Program are considered held in treasury and returned to the status of authorized but unissued shares of Common Stock. Accordingly, the cost of our Treasury Shares, including excise taxes as applicable, were recorded as a treasury stock transaction with our consolidated balance sheets and statements of stockholder's equity. The Share Repurchase Program does not have an expiration date, does not include specific price targets or timetables and may be suspended or terminated by us at any time.

The following table summarizes activity under our Share Repurchase Program (cost in thousands):

	For the Fiscal Year Ended June 30, 2026
	Shares	Weighted-average Exercise Price Per Share	Cost
Treasury shares repurchased	4,378,525	$1.12	$4,895

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

As of June 30, 2026, 882,924 shares of our Common Stock have been issued and sold under our ATM Program for aggregate net proceeds of $4.6 million.

Cooperation Agreement and Cash Dividend

The cooperation agreement, dated as of October 31, 2023, with Anson Funds Management LP and Cable Car Capital LLC (the Cooperation Agreement) among other nonfinancial items, provided for a capital return to stockholders in the form of a dividend in the amount of $1.75 per share of Common Stock that was declared on November 6, 2023, to stockholders of record at the close of business on November 17, 2023. The total dividend of $11.7 million was paid on December 6, 2023, and was recorded as a reduction of additional paid-in capital in the consolidated statements of stockholders' equity, as we have an accumulated deficit, rather than retained earnings. Effective July 22, 2025, in conjunction with the closing of the Offering, the parties to the Cooperation Agreement mutually agreed to terminate the Cooperation Agreement.

Note 12. Warrants

As of June 30, 2026, we have the following warrants outstanding:

	Number of Warrants Outstanding	Exercise Price	Initial Exercise Date	Expiration Date
Pre-Funded Warrants
Issued for services	546,348	$0.0001	September 24, 2025	Until exercised in full
Asset Manager Warrants
Tranche 1	584,795	$3.42	July 22, 2025	July 22, 2030
Tranche 2	292,398	$3.93	July 22, 2025	July 22, 2030
Tranche 3	292,398	$4.62	July 22, 2025	July 22, 2030
Tranche 4	292,398	$5.13	July 22, 2025	July 22, 2030
Strategic Advisor Warrants	438,597	$4.10	July 22, 2025	July 22, 2030
Placement Agent Warrants	1,169,591	$4.10	July 22, 2025	July 22, 2030
GD Advisory Warrants in lieu of cash payment	234,149	$0.0001	October 8, 2025	October 8, 2030
Other warrant	102,513	$6.80	October 25, 2022	October 25, 2027
Total warrants	3,953,187

Pre-Funded Warrants

As discussed in Note 1. Description of Business and Basis of Presentation, we issued Pre-Funded Warrants to purchase up to an aggregate of 6,022,869 shares of Common Stock. Each Pre-Funded Warrant was immediately exercisable for one share of Common Stock at an exercise price of $0.0001 per Pre-Funded Warrant Share and could be exercised at any time until all the Pre-Funded Warrants issued in the Offering are exercised in full. Each holder of the Pre-Funded Warrant's ability to exercise its Pre-Funded Warrants in exchange for shares of Common Stock was subject to certain beneficial ownership limitations set forth therein. On July 24, 2025, Pre-Funded Warrants for the purchase of 2,084,509 shares of Common Stock were exercised for a de minimis amount of cash proceeds. During fiscal year 2026, we issued 3,938,209 shares of Common Stock upon cashless exercises of 3,938,360 Pre-Funded Warrants. As of June 30, 2026, no Pre-Funded Warrants issued in the PIPE remained outstanding.

On September 24, 2025, as payment of the annual Asset-based Fee under the GSR Asset Management Agreement, we issued the AMA Pre-Funded Warrants which were fully vested and nonforfeitable as of the issuance date, as more fully discussed in Note 17. Related Party Transactions) for the purchase of up to 546,348 shares of our Common Stock with an exercise price of $0.0001 per share. During the first year of the GSR Asset Management Agreement, it is noncancelable by us, other than for Cause (as defined therein). The annual Asset-based Fee of $1.9 million will be amortized to expense through the one-year anniversary of the GSR Asset Management Agreement. Amounts in excess of fees recognized through June 30, 2026, are recorded in prepaid expenses and other current assets in the consolidated balance sheets. We concluded the fair value of services received by GSR represented the fair value of the warrants issued in settlement of the Asset-based Fee and recorded such fair value as additional paid-in capital in the consolidated balance sheets. During the fiscal year ended June 30, 2026, we recognized $1.8 million of the Asset-based Fee within general and administrative expenses within our digital asset treasury strategy segment (see Note 14. Segment Information for information related to our segments).

As more fully described in Note 18. Subsequent Events, we issued the Second Annual Pre-Funded Warrants in settlement of the Second Annual Asset-based Fee under the GSR Asset Management Agreement.

Advisory Warrants

On July 22, 2025, in conjunction with the closing of the PIPE, we issued the Advisory Warrants (as discussed in Note 2. Summary of Significant Accounting Policies) for the purchase of 3,070,177 shares of our Common Stock to our advisors in the transaction (the Advisory Warrants). The Advisory Warrants are immediately exercisable, expire five years from the issuance date and have exercise prices between $3.42 and $5.13 per share. Upon issuance, we recognized the fair value of the Advisory Warrants of $16.2 million within additional paid-in capital that is included in the consolidated statements of stockholders' equity for fiscal year ended June 30, 2026. The weighted-average grant date fair value of the Advisory Warrants was $5.28 per share as determined using the following weighted-average grant date assumptions:

Risk-free interest rate	3.9%
Expected life (years)	5.0
Volatility	85.3%
Dividend yield	—%

GD Advisory Warrants Issued in Lieu of Cash Fees

In October 2025, in settlement of the Annual Advisory Fee (as defined in Note 17. Related Party Transactions) for the annual period ending July 21, 2026, we issued a GD Advisory Warrants (as defined in Note 17. Related Party Transactions) for the purchase of up to 234,149 shares of Common Stock with an exercise price of $0.0001 per share. The Annual Advisory Fee of $0.8 million will be recorded to expense through the one-year anniversary of the GD Advisory Agreement (as defined in Note 17. Related Party Transactions), over the requisite service period. We concluded the fair value of services received or to be received by Green Dragon represented the fair value of the warrants issued in settlement of the Annual Advisory Fee. During the fiscal year ended June 30, 2026, we recognized $0.7 million of the Annual Advisory Fee in general and administrative expenses within our digital asset treasury strategy segment (see Note 14. Segment Information for information related to our segments).

As more fully described in Note 18. Subsequent Events, we issued the Second Annual GD Advisory Warrants in settlement of the Second Annual Advisory Fee.

Other Warrant

As of June 30, 2026, we have a warrant to purchase 102,513 shares of our common stock issued to Torreya Partners LLC. The warrant is fully vested, exercisable at a price of $6.80 per share and expires in October 2027. The warrant wasn't exercised as of June 30, 2026.

Note 13. Share-based Compensation

We use equity-based compensation programs to provide long-term performance incentives for our employees. These incentives consist primarily of stock options and RSUs. In December 2008, we adopted the MEI Pharma, Inc. 2008 Stock Omnibus Equity Compensation Plan (the Prior Omnibus Plan), as amended and restated from time to time, under which 1,850,739 shares of Common Stock were authorized for issuance. The Prior Omnibus Plan provides for the grant of options and/or other stock-based or stock-denominated awards to our non-employee directors, officers, employees and advisors. Effective February 12, 2026, our stockholders approved our Lite Strategy, Inc. 2026 Stock Omnibus Equity Compensation Plan (the 2026 Omnibus Plan and together with the Prior Omnibus Plan, the Omnibus Plans), which replaces the Prior Omnibus Plan. Subject to certain adjustments, under the 2026 Omnibus Plan, we are authorized to issue 2,000,000 shares of Common Stock, plus (i) the number of shares available for grant under the Prior Omnibus Plan as of the effective date of the 2026 Omnibus Plan and (ii) the number of shares underlying awards granted under the Prior Omnibus Plan that, following the effective date, expire or are terminated, surrendered, cancelled or forfeited without issuance of shares. Grants may be made to our employees and the employees of our affiliates, our nonemployee directors, and the advisors who perform services for us and our subsidiaries. The 2026 Omnibus Plan provides for the grant of stock options, stock appreciation rights, stock units, stock awards, and other stock-based awards. As of June 30, 2026, there were 2,058,800 shares available for future grant under the 2026 Omnibus Plan.

In May 2021, we adopted the 2021 Inducement Plan (Inducement Plan, together with the Omnibus Plans, the Equity Plans), under which 125,000 shares of Common Stock were authorized for issuance. On June 9, 2023, our Board approved an amendment and restatement of the Inducement Plan to increase the aggregate number of shares of Common Stock authorized for issuance by 92,000 shares. The Inducement Plan is intended to assist us in attracting and retaining selected individuals to serve as employees who are expected to contribute to our success, by providing an inducement for such individuals to enter into employment with us and to achieve long-term objectives that will benefit our stockholders. As of June 30, 2026, there were 163,698 shares available for future grant under the Inducement Plan.

Total share-based compensation expense for all stock awards consists of the following, in thousands:

	For the Fiscal Year Ended June 30,
	2026	2025
Research and development	$3	$(128)
General and administrative	1,285	(16)
Total share-based compensation	$1,288	$(144)

Stock Options

Stock options granted to employees and advisors in fiscal year 2026, generally vest monthly over three years. Stock options granted to employees prior to July 1, 2025, generally vested 25% one year from the date of grant and ratably each month thereafter for a period of 36 months and expire ten years from the date of grant. Stock options granted to directors vest ratably each month for a period of 12 months from the date of grant and expire ten years from the date of grant. As of June 30, 2026, there were a total of 1,731,085 options outstanding of which 1,677,783 were granted under the Omnibus Plans and 53,302 were granted under the Inducement Plan.

A summary of our stock option activity and related data follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2025	869,148	$32.90
Granted	1,155,250	$2.08
Forfeited	(293,313)	$30.14
Outstanding at June 30, 2026	1,731,085	$12.80	7.0	$—
Vested and expected to vest at June 30, 2026	1,731,085	$12.80	7.0	$—

Unrecognized compensation expense related to non-vested stock options totaled $0.4 million as of June 30, 2026. Such compensation expense is expected to be recognized over a weighted-average period of 1.3 years. As of June 30, 2026, we expect all outstanding options to vest.

On July 15, 2025, we granted options to purchase 124,250 shares of our common stock at an exercise price $3.07 per share (the Spring-loaded Options), which fully vested at time of grant. On July 18, 2025, we publicly announced our PIPE which closed on July 22, 2025. We reviewed the Spring-loaded Options in accordance with SAB 120 and ASC 718 and concluded since we were in possession of material non-public information on July 15, 2025 regarding our PIPE when the options were granted, such options were considered to be spring-loaded. Therefore, we revalued the options using the closing price on July 18, 2025 (the release date) rather than July 15, 2025 (the grant date) and recorded incremental share-based compensation expense of $0.3 million associated with the Spring-loaded Options.

We use a Black-Scholes valuation model to estimate the grant date fair value of stock options. During the fiscal year ended June 30, 2025, we did not grant any stock options. The weighted-average grant date fair value of options granted during the year ended June 30, 2026, was $1.43 per share. During the fiscal year ended June 30, 2026, the following weighted-average assumptions were used to calculate these fair values:

Risk-free interest rate	3.7%
Expected life (years)	4.7
Volatility	91.4%
Dividend yield	—%

Note 14. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (CODM), which is our Chief Executive Officer and Chief Financial Officer, in deciding how to allocate resources and assess performance. During fiscal year 2025, when allocating financial and personnel resources, due to pursuing our strategic alternatives initiative, the CODM evaluated our financial information, including year-over-year profit and loss comparisons and cash projections, on an aggregate basis. During fiscal year 2026, our CODM evaluates financial information including budget versus actual comparisons when assessing performance for allocating financial and personnel resources. Prior to the commencement of writing the Covered Call Options in the second quarter of fiscal year 2026, the CODM considered our cash and cash equivalents and other corporate expenses to be primarily available for use in our development of pharmaceutical products segment. However, since the proceeds from the issuance of our Covered Call Options are being utilized to repurchase our Common Stock, the CODM reevaluated its position during the second quarter of fiscal year 2026 and concluded cash and cash equivalents and corporate expenses were no longer segment expenses and therefore would represent corporate expenses and be a reconciling item between total segment costs and our consolidated results. We are not organized by market.

Prior to the initiation of our Litecoin Treasury Strategy in August 2025, we operated as a single operating segment, the development of pharmaceutical products. Subsequently, we now operate under two operating segments (development of pharmaceutical products and digital asset treasury strategy), which we identify based upon the underlying business activities supporting these two segments. During the fiscal years ended June 30, 2026 and 2025, we did not generate any revenue. Consistent with the CODM's reevaluation in the second quarter of 2026, he concluded our administrative functions including finance, business development and information systems, no longer were primarily supportive of our development of pharmaceutical products segment, and would be primarily included in corporate expenses. We operate in one geographic area, the United States. The CODM allocates resources (inclusive of both capital and personnel) based upon our net loss, which is utilized to monitor year-over-year variances on a quarterly basis.

The accounting policies of both our segments are the same as those described in Note 2. Summary of Significant Accounting Policies. All our assets are in the United States. We do not have intra-entity sales or transfers.

During the fiscal years ended June 30, 2026 and 2025, we had no transactions denominated in foreign currencies nor any intangible property for which we recognized amortization expense. During the fiscal year ended June 30, 2026, we did not recognize depreciation expense. During the fiscal year ended June 30, 2025, we recognized depreciation expense that we have included in "other segment expenses" within the table below. Depreciation expense is reported in our statements of cash flows. Noncash expenses such as depreciating assets and share-based compensation are not part of the CODM's evaluation or decision-making process.

The following tables summarize our financial data for our segments (in thousands):

	For the Fiscal Year Ended June 30, 2026
	Digital Asset Treasury Strategy	Development of Pharmaceutical Products	Total Segment Costs	Corporate Expenses	Consolidated
Operating and other (income) expense
Employee expenses	$811	$45	$856	$1,310	$2,166
Other segment expenses(1)	70	16	86	3,492	3,578
Professional fees	718	2	720	1,544	2,264
Legal fees	112	629	741	840	1,581
voruciclib	—	59	59	—	59
Asset management fee and advisory fees	2,521	—	2,521	—	2,521
Change in fair value of digital assets	54,408	—	54,408	—	54,408
Change in fair value of digital assets receivable, net	5,653	—	5,653	—	5,653
Gain on derivative liabilities, net	(813)	—	(813)	—	(813)
Interest and dividend income(2)	—	—	—	(267)	(267)
Total operating and other (income) expense	63,480	751	64,231	6,919	71,150
Total segment costs loss and net loss	$(63,480)	$(751)	$(64,231)	$(6,919)	$(71,150)

______

(1) Includes product development costs associated with zandelisib determined to be immaterial, share-based compensation costs, administrative costs, travel and business taxes.

(2) Interest and dividend income are solely attributable to our cash and cash equivalents.

	For the Fiscal Year Ended June 30, 2025
	Development of Pharmaceutical Products and Total Segment Costs	Corporate Expenses	Consolidated
Operating and other (income) expense
Employee expenses	$2,602	$6,691	$9,293
Other segment expenses(1)	242	2,405	2,647
Professional fees	25	2,729	2,754
Legal fees	602	1,121	1,723
voruciclib	801	—	801
ME-344	253	—	253
Gain on disposition of nonfinancial asset	—	(500)	(500)
Interest and dividend income(2)	—	(1,026)	(1,026)
Total operating and other (income) expense	4,525	11,420	15,945
Total segment costs loss and net loss	$(4,525)	$(11,420)	$(15,945)

______

(1) Includes product development costs associated with zandelisib determined to be immaterial, occupancy costs (including rent and utilities), share-based compensation costs, depreciation expense, administrative costs, travel and business taxes.

(2) Interest and dividend income are solely attributable to our cash and cash equivalents.

	June 30, 2026
	Digital Asset Treasury Strategy	Development of Pharmaceutical Products	Total Segment Assets	Corporate Assets	Consolidated
Current assets:
Cash and cash equivalent	$—	$—	$—	$5,706	$5,706
Prepaid expenses and other current assets	128	31	159	276	435
Total current assets	128	31	159	5,982	6,141
Digital assets	27,272	—	27,272	—	27,272
Digital assets receivable, net	7,627	—	7,627	—	7,627
Investment in SAFE and Token Warrants	1,000	—	1,000	—	1,000
Other long-term assets	—	—	—	652	652
Total assets	$36,027	$31	$36,058	$6,634	$42,692

	June 30, 2025
	Development of Pharmaceutical Products and Total Segment Assets	Corporate Assets	Consolidated
Current assets:
Cash and cash equivalent	$—	$18,011	$18,011
Prepaid expenses and other current assets	25	249	274
Total current assets	25	18,260	18,285
Total assets	$25	$18,260	$18,285

Note 15. Disposition of a Nonfinancial Asset

On October 22, 2024 (the APA Closing Date), we and Aardvark Therapeutics, Inc. (the Purchaser), entered into an Asset Purchase Agreement (the Asset Purchase Agreement), whereby we sold to the Purchaser our rights, title and interest in and to certain assets related to ME-344, including relevant intellectual property rights, technology and contracts (the ME-344 Sale). Pursuant to the Asset Purchase Agreement, the Purchaser paid us an initial payment of $0.5 million in cash plus a reimbursement amount of $55,000 at the closing of the transaction. The Purchaser may also make future milestone payments up to $62.0 million after the APA Closing Date, payable upon the achievement of certain regulatory and revenue milestones. The Purchaser also assumed certain of our liabilities after the APA Closing Date, including liabilities arising under the contracts transferred under the Asset Purchase Agreement. During the fiscal years ended June 30, 2026 and 2025, no milestones were met.

The ME-344 Sale did not trigger a discontinued operation as the intellectual property sold did not represent a component of our business. Additionally, we concluded the ME-344 Sale met all the criteria to be derecognized on the APA Closing Date. Variable consideration, such as future potential regulatory and revenue milestones have been fully constrained. As such, as of the APA Closing Date and December 31, 2024, we determined the transaction price to be the initial payment of $0.5 million. Accordingly, we recognized a gain, upon satisfaction of our obligations under the Asset Purchase Agreement, of $0.5 million as a separate component of other (expense) income, net, in the consolidated statements of operations. The $55,000 reimbursement by the Purchaser represented work performed at the Purchaser's request prior to the APA Closing Date, which they agreed to reimburse. The reimbursement did not represent a liability assumed or relieved by the Purchaser and was, therefore, not included in the calculation of the gain on the disposition of the ME-344 asset. For the fiscal year ended June 30, 2025, the $55,000 reimbursement was recognized as contra research and development expense in accordance with our reimbursement policy for pass through services.

Note 16. Income Taxes

We account for income taxes in accordance with ASC 740, which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Effective July 1, 2025, we adopted ASU 2023-09 on a prospective basis, which enhances the transparency and decision usefulness of income tax disclosures in our financial statements. This update requires entities to disclose a detailed reconciliation of the federal statutory income tax rate to the effective tax rate and the disaggregation of income (loss) before income taxes, income tax benefit (expense) and income taxes paid, net of refunds by domestic federal, domestic state, and foreign jurisdictions. Furthermore, changes in unrecognized tax benefits must be categorized based on their relation to current or prior annual reporting periods.

We have not recorded an income tax provision for the fiscal years ended June 30, 2026 and 2025 due to our taxable losses offset with a full valuation allowance. All losses before income taxes were generated in the United States.

Pre-tax loss before provision for income taxes consists of the following jurisdictions, in thousands:

	For the Fiscal Year Ended June 30,
	2026	2025
Domestic	$(71,150)	$(15,945)
Foreign	—	—
Pre-tax loss	$(71,150)	$(15,945)

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows, in thousands:

	For the Fiscal Year Ended June 30, 2026
	$	%
Tax (benefit) expense at U.S. statutory rates	$(14,941)	21%
State and local income taxes(1)	—	0%
Change in valuation allowance	13,305	(18)%
Nontaxable and nondeductible items
Equity compensation	1,445	(3)%
Section 162(m) limitation	191	0%
Others	1	0%
Other adjustments	(1)	0%
Effective tax rate	$—	0%

________

(1) The state tax expense is zero due to losses. We are only subject to taxes in California.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	For the Fiscal Year Ended June 30, 2025
	$	%
Tax (benefit) expense at U.S. statutory rates	$(3,349)	21%
State tax (benefit) expense	(2,733)	17%
Equity compensation	1,671	(10)%
Change in valuation allowance	3,782	(24)%
Section 162(m) limitation	507	(3)%
Other	122	(1)%
	$—	0%

The following table presents income taxes paid (net of refunds received) for the fiscal year ended June 30, 2026, in thousands:

Income Taxes Paid
Jurisdictions	$
Federal Taxes
U.S.	$—
State Taxes
California	—
Foreign Taxes	—
Total	$—

Deferred tax liabilities and assets are comprised of the following, in thousands:

	June 30,
	2026	2025
Deferred tax assets (liabilities):
Tax losses carried forward	$63,831	$53,346
Capitalization of R&D costs	6,739	9,398
Fixed and intangible assets	5,597	7,881
Share-based payments	636	2,375
Change in fair value of digital assets and digital assets receivables	13,335	—
Other	1,292	700
Total deferred tax assets	91,430	73,700
Valuation allowance for deferred tax assets	(91,430)	(73,700)
Net deferred tax assets and liabilities	$—	$—

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Due to our history of net losses, the deferred tax assets have been fully offset by a full valuation allowance of $91.4 million and $73.7 million as of June 30, 2026 and 2025, respectively. Our changes in the deferred tax asset valuation allowance for the years ended June 30, 2026 and 2025, were $17.7 million and $3.8 million, respectively.

We had federal and state net operating loss carryforwards of approximately $286.7 million and $51.8 million, respectively as of June 30, 2026 and federal and state net operating loss carryforwards of approximately $246.1 million and $23.8 million, respectively as of June 30, 2025. The federal net operating loss will carry forward indefinitely subject to an 80% taxable income limitation. The state net operating loss carryforwards will begin to expire in 2031 unless previously utilized.

Our ability to utilize our net operating loss carryforwards may be substantially limited due to ownership changes that have occurred or that could occur in the future under Section 382 of the Internal Revenue Code (Section 382) and similar state laws. A Section 382 study was completed through December 31, 2021, to analyze whether one or more ownership changes had occurred and determined that two such ownership changes did occur. We have not completed a Section 382 study through June 30, 2026. If an ownership change occurred our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes.

None of our prior income tax returns have been selected for examination by a major taxing jurisdiction; however, the statutes of limitations for various filings remain open. The oldest filings subject to potential examination for federal and state purposes are 2022 and 2021, respectively. If we utilize a net operating loss related to a closed tax year, the tax year in which the loss was incurred is subject to adjustment up to the amount of the net operating loss.

We have not reduced any tax benefit on our consolidated financial statements due to uncertain tax positions as of June 30, 2026 and we are not aware of any circumstance that would significantly change this result through the end of fiscal year 2027. To the extent we incur income-tax related penalties or interest, we will recognize them as additional income tax expense.

Note 17. Related Party Transactions

In the ordinary course of business, we have related party transactions with affiliates of our Board. During the fiscal year ended June 30, 2025, we had no such transactions.

The following table presents balances related to transactions with such affiliates of our Board as of June 30, 2026 (in thousands):

Balances:
Prepaid expenses and other current assets	$110
Digital assets receivable, net	$7,627
Accrued liabilities (Derivative liabilities - Covered Call Options)	$40

The following table summarizes our activities with such affiliates of our Board during the fiscal year ended June 30, 2026 (in thousands):

General and administrative expense recognized	$2,521
Change in fair value of digital assets receivable, net	$5,653
Gain on derivative liabilities, net	$813

GSR Asset Management Agreement and Side Letter

On July 22, 2025, in connection with the PIPE, we and GSR entered into an asset management agreement (the GSR Asset Management Agreement). GSR provides discretionary investment management services with respect to, among other assets, the proceeds from our PIPE (the Account Assets) in accordance with the terms of the GSR Asset Management Agreement. The custodians under the GSR Asset Management Agreement will consist of Coinbase and other cryptocurrency wallet providers agreed to by us and the Asset Manager.

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

We pay GSR an Asset-based Fee equal to 1.75% per annum of the Account Assets under management that is paid in shares of Common Stock until GSR owns 4.99% of our issued and outstanding Common Stock. Thereafter, the Asset-based Fee is to be paid in pre-funded warrants to purchase shares of Common Stock. The number of shares of Common Stock or AMA Pre-Funded Warrants issued must equal to the dollar amount of the Asset-based Fee being paid, divided by the average volume-weighted average price (VWAP) of the Common Stock for the 30 trading days ending with the trading day prior to the date that is the applicable 12-month anniversary of the Closing Date (the Fee Reference Date).

As more fully described within the Pre-Funded Warrants discussion in Note 12. Warrants, on September 24, 2025, as payment of the annual Asset-based Fee under the GSR Asset Management Agreement, we issued GSR, the AMA Pre-Funded Warrants which are fully vested and nonforfeitable for the purchase of up to 546,348 shares of our Common Stock with an exercise price of $0.0001 per share. Subject to the limitations on exercise set forth in the warrant agreement, the AMA Pre-Funded Warrants may be exercised at any time until they are exercised in full.

As more fully described in Note 18. Subsequent Events, we issued the Second Annual Pre-Funded Warrants in settlement of the Second Annual Asset-based Fee under the GSR Asset Management Agreement.

Advisory Agreement

On July 22, 2025 (the AMA Effective Date), we also entered into an advisory agreement with Green Dragon (the GD Advisory Agreement). Mr. Charlie Lee, a member of our Board, is a beneficiary of Green Dragon. Pursuant to the GD Advisory Agreement, Green Dragon provides us with asset management services and we pay Green Dragon a fee in warrants to purchase a number of shares of Common Stock calculated based on the amount of assets under management (the Annual Advisory Fee).

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

Under the terms of the GD Advisory Agreement, Mr. Lee has waived any compensation for his Board service.

As more fully described in Note 18. Subsequent Events, we issued the Second Annual GD Advisory Warrants in settlement of the Second Annual Advisory Fee.

Note 18. Subsequent Events

Issuance of Warrants in Lieu of Cash Fees

Second Annual Pre-Funded Warrants

On July 22, 2026, as payment of the annual Asset-based Fee under the GSR Asset Management Agreement for the period ended July 21, 2027 (the Second Annual Asset-based Fee), we issued GSR fully vested, nonforfeitable pre-funded warrants (the Second Annual Pre-Funded Warrants) for the purchase of up to 1,322,349 shares of our Common Stock with an exercise price of $0.0001 per share.

Second Annual Advisory Warrants

On July 22, 2026, in settlement of the annual Annual Advisory Fee (as defined in Note 17. Related Party Transactions) for the period ending July 21, 2027 (the Second Annual Advisory Fee), we issued the Second Annual GD Advisory Warrants (as defined in Note 17. Related Party Transactions) for the purchase of up to 566,721 shares of Common Stock with an exercise price of $0.0001 per share.

Share Repurchases

Between July 1, 2026 and September 22, 2026, we repurchased 1,999,604 shares of our Common Stock at a weighted-average purchase price of $1.05 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Audit Committee has selected CBIZ CPAs (CBIZ) as our independent registered public accounting firm to audit our financial statements for the fiscal year ending June 30, 2026. The stockholders approved the appointment of CBIZ at our annual meeting of stockholders for fiscal 2026 held on February 12, 2026.

Deloitte & Touche LLP (Deloitte) performed the annual audit of our financial statements for the fiscal years ended June 30, 2025 and 2024. Deloitte’s report did not contain an adverse opinion or disclaimer of option nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. On December 2, 2025, our Audit Committee approved the change in our independent registered public accounting firm effective December 2, 2025 to CBIZ. We reported this change in a Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2025 (the Form 8-K).

The disclosures required by Item 304 of Regulation S-K, with respect to the changes in our independent registered public accounting firms are incorporated herein by reference to the Form 8-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report, or June 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2026. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that, as of June 30, 2026, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2026 none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below are the names, ages and certain biographical information as of the date of filing of this Annual Report on Form 10-K (Annual Report) regarding our directors.

Name	Age	Positions Held	Expiration of Term
Justin J. File	56	CEO, CFO, Secretary and Director	Fiscal 2029 Annual Meeting of Stockholders
Joshua Riezman	43	Director	Fiscal 2029 Annual Meeting of Stockholders
James Flynn	46	Director	Fiscal 2027 Annual Meeting of Stockholders
Charles B. Lee	49	Director	Fiscal 2027 Annual Meeting of Stockholders
Nicholas R. Glover, Ph.D.	57	Director	Fiscal 2028 Annual Meeting of Stockholders
Frederick W. Driscoll	75	Director	Fiscal 2028 Annual Meeting of Stockholders

Joshua Riezman, age 43, Director

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

James Flynn, age 46, Director

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

Charles B. Lee, age 49, Director

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

Nicholas R. Glover, Ph.D., age 57, Director

Dr. Glover has been a director of Lite Strategy since June 2013. He is currently Chief Executive Officer of MycRx Holdings Inc., a privately held drug discovery company and serves as a consultant to the biotech industry. Previously, he served as President and Chief Executive Officer of Sierra Oncology (NASDAQ: SRRA), a drug development company focused on advancing targeted therapeutics for the treatment of patients with cancer, from July 2014 through May 2020. Prior to joining Sierra, he served as President and Chief Executive Officer of YM Biosciences, an oncology drug development company, from November 2010 until its acquisition by Gilead Sciences in February 2013. Previously, Dr. Glover was President and Chief Executive Officer of Viventia Biotech, a biopharmaceutical company involved in the discovery and development of monoclonal antibody-based technologies for the treatment of cancer, which he joined after serving as an investment manager for MDS

Capital, a life sciences venture capital firm. Dr. Glover holds a B.Sc. (Hons) in Chemistry from the University of East Anglia, UK, a M.Sc. in Chemistry from the University of British Columbia, Canada and a Ph.D. in Chemistry from Simon Fraser University, Canada.

Frederick W. Driscoll, age 75, Chair

Mr. Driscoll has been a director of Lite Strategy since February 2018 and was appointed as chairperson of the board of directors on July 22, 2024. He currently serves on the board of directors of Cellectar Biosciences, Inc., a clinical-stage biopharmaceutical company and Adipo Therapeutics, a private pre-clinical stage biopharmaceutical company. He served as interim Chief Financial Officer at Invivyd, Inc. from September 2022 to May 2023. He served as Chief Financial Officer of Renovacor, Inc., a leading late-stage biotechnology company, from March to June 2022. He served as the Chief Financial Officer of Flexion Therapeutics, Inc., a commercial-stage biopharmaceutical company, from 2013 to 2017 and rejoined in June 2021 as Chief Financial Officer until it was sold to Pacira BioScience. Prior to joining Flexion, he was the Chief Financial Officer at Novavax, Inc. from 2009 to 2013. From 2008 to 2009, Mr. Driscoll served as the Chief Executive Officer at Genelabs Technologies, Inc. and from 2007 to 2008 he served as its Chief Financial Officer. He was also the Chief Executive Officer of OXiGENE, Inc. from 2000 to 2006. Mr. Driscoll also served as the chairman of the board and audit committee chair at OXiGENE and as a member of the audit committee for Cynapsus Therapeutics, Inc. Mr. Driscoll earned a bachelor’s degree in Accounting and Finance from Bentley University.

Information about the Board of Directors and its Committees

The Board has responsibility for the overall corporate governance of Lite Strategy. During the fiscal year ended June 30, 2026, a majority of the members of the Board were and as of the date of this Annual Report are, independent within the meaning of the Nasdaq Stock Market (Nasdaq) rules.

The Board has established an Audit Committee to oversee Lite Strategy’s financial matters, a Compensation Committee to oversee our compensation policies, plans and programs, a Nominating and Governance Committee to assist the Board in nominating board members to be elected by the stockholders at the Annual Meeting, to fill vacancies and newly created directorships and to evaluate and monitor all matters with respect to governance of Lite Strategy and oversee compliance by Lite Strategy with its legal and regulatory obligations and a Science Committee to advise us and the Board on matters involving drug development technologies and other scientific matters. As of the date of this Annual Report, our schedule of committee members is as follows:

Board Member	Audit Committee	Compensation Committee	Nominating & Governance Committee	Science Committee
Frederick W. Driscoll
James Flynn
Nick Glover, PhD.
Justin J. File*
Charles B. Lee*
Joshua Riezman

* - Is not an independent member of the Board

= Committee Member

= Committee Chair

= Financial Expert

Audit Committee

The Audit Committee of the Board has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The Audit Committee’s responsibilities include:

•
overseeing financial and accounting activities;
•
overseeing cybersecurity and other information technology risks;
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

The Board has determined that each of the Audit Committee members is independent, as defined in accordance with Nasdaq and SEC rules. We have adopted a written Audit Committee Charter, which is posted on our website at https://litestrategy.com. The Audit Committee met five times during the fiscal year ended June 30, 2026.

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
•
evaluate the Chief Executive Officer’s and if applicable, executive officers’ performance;
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

The Compensation Committee also consults with and considers the recommendations of the Chief Executive Officer and Chief Financial Officer with respect to the appropriate level and mix of the various compensation components, focused primarily on the particular goals of applicable executives and employees in a particular year. The Board has adopted a written charter for the Compensation Committee, which is available on our website at https://litestrategy.com. Dr. Glover has served as the Chairman of the Compensation Committee since December 16, 2021. The other members of the Compensation Committee during the fiscal year ended June 30, 2026, were Mr. Driscoll, who was appointed on November 14, 2025 following Dr. Thomas C. Reynolds’s resignation from the Board on November 4, 2025, and Mr. Flynn, who was appointed on August 8, 2025 following

Mr. Steven Wood’s resignation from the Board on August 5, 2025. The Board has determined that each member of the Compensation Committee is independent in accordance with the applicable Nasdaq and SEC rules. The Compensation Committee met one time during the fiscal year ended June 30, 2026.

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

Mr. Flynn has served as Chairman of the Nominating and Governance Committee since November 14, 2025 following Dr. Reynolds’ resignation from the Board on November 4, 2025. The other members of the Nominating and Governance Committee during the fiscal year ended June 30, 2026 were Mr. Driscoll, who was appointed on August 5, 2025 following Mr. Taheer Datoo’s resignation from the Board on July 22, 2025, and Dr. Glover, who was appointed on November 14, 2025. Lite Strategy’s Nominating and Governance Committee Charter is posted on its website at https://litestrategy.com. The Board has determined that Dr. Reynolds, Mr. Flynn, Mr. Driscoll and Dr. Glover are independent members of the Nominating and Governance Committee in accordance with applicable Nasdaq and SEC rules and Mr. Datoo was not considered independent in accordance with the applicable Nasdaq and SEC rules. The Nominating and Governance Committee met one time during the fiscal year ended June 30, 2026.

Stockholders who would like to propose an independent director candidate for consideration for nomination by the Board at next year’s annual meeting of stockholders may do so by submitting the candidate’s name, resume and biographical information to the attention of Justin J. File, Secretary, Lite Strategy, Inc., 9920 Pacific Heights Blvd, Suite 150, San Diego, California 92121. All stockholder nominations received by the Secretary, which comply with the advance notice provisions of Lite Strategy's Amended and Restated Bylaws, will be presented to the Nominating and Governance Committee for the same consideration as individuals identified by the Nominating and Governance Committee through other means.

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

Application of these factors requires the exercise of judgment by members of the Nominating and Governance Committee when the Committee makes recommendations to the Board and cannot be measured in a quantitative way. The Nominating and Governance Committee and the Board generally value the broad business experience and independent business judgment in the health care, life sciences and other fields of each member. Specifically, Mr. Driscoll is qualified for the Board based on his business experience in the pharmaceutical industry, the area of finance and his status as an audit committee financial expert. Dr. Glover is qualified for the Board based on his business experience and his drug development experience in the oncology field. Mr. Flynn is qualified for the Board based on his business experience in the pharmaceutical industry and his business development experience. Mr. Lee is qualified for the Board based on his knowledge of Litecoin and his experience in the cryptocurrency industry. Mr. Riezman is qualified for the Board based on his experience in the cryptocurrency industry. Mr. File is qualified for the Board based on his experience in varying roles of leadership within Lite Strategy, including most recently as Chief Executive Officer (and previously Acting Chief Executive Officer), as well as Chief Financial Officer.

In addition, the Nominating and Governance Committee oversees compliance by Lite Strategy with its legal and regulatory obligations and periodically reviews our:

•
Code of Business Conduct and Ethics;
•
Insider Trading Policy;
•
Corporate Disclosure Policy;
•
amended and restated certificate of incorporation;
•
amended and restated bylaws; and
•
the independent status of our directors.

Science Committee

The Science Committee was formed to provide advice, understanding and guidance both to our management and to the Board on scientific matters, including in connection with assessing the progress and performance of our development programs and projects, and identifying, assessing, implementing, and monitoring scientific opportunities that may offer meaningful strategic or commercial benefit to us. In particular, the Committee shall:

•
assist management with pre-clinical research and development of pharmaceutical product targets in our pipeline.
•
assist management to identify new technologies or products or other business opportunities that may be of strategic, scientific or commercial benefit to us.
•
provide guidance to management to evaluate the merits and risks associated with any such scientific opportunities.
•
review and evaluate terms for proposed scientific business opportunities proposed to be pursued by management.
•
review and advise on the appropriate structure for potential strategic transactions of pharmaceutical assets.
•
review with management periodically our pipeline and product portfolio and strategy, development timelines and progress, and provide the Board with advice regarding same.
•
provide guidance to the Board of Directors in its review, consideration and oversight of any programs, research studies, or transactions recommended by management.

Dr. Glover has served as the Chairman of the Compensation Committee since its creation in November 2025. The other members of the Science Committee are Mr. Driscoll and Mr. File. The Science Committee met one time during the fiscal year ended June 30, 2026.

Director Independence

The Board has determined the independence of each director in accordance with the elements of independence set forth in the Nasdaq listing standards. Based upon information solicited from each director, the Board has determined that each of Mr. Driscoll, Dr. Glover, Dr. Reynolds, Mr. Flynn, Mr. Wood during his service on the Board, had no material relationship with Lite Strategy and is independent within the meaning of Nasdaq’s director independence standards as currently in effect. Mr. Datoo was not considered independent within the meaning of Nasdaq’s director independence standards as currently in effect and each of Mr. Lee and Mr. File is not considered independent within the meaning of Nasdaq's director independence standards currently in effect. In making the foregoing determinations, the Board has considered both the objective tests set forth in the Nasdaq independence standards and subjective measures with respect to each director necessary to determine that no relationships exist that would interfere with the exercise of independent judgment by each such director in carrying out responsibilities of a director.

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

Appointment of Directors

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the number of directors will be set by resolution of the Board, but shall be between two and nine. We currently have six directors.

Under our amended and restated certificate of incorporation and amended and restated bylaws, directors are to be elected at each annual meeting of stockholders for a term of three years unless the director is removed, retires or the office is vacated earlier. The Board is divided into three classes with respect to the term of office, with the terms of office of one class expiring each successive year. This classified board provision could discourage a third-party from making a tender offer for Lite Strategy's shares or attempting to obtain control of Lite Strategy. It could also delay stockholders who do not agree with the policies of the Board from removing a majority of the Board for two years.

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

Attendance of Directors at Board Meetings and Stockholder Meetings

During the fiscal year ended June 30, 2026, the Board held a total of 18 meetings and each director attended at least 75% of the total number of meetings of the Board and of the meetings of each committee of the Board on which such director served.

All directors are expected to attend our annual meetings of stockholders. All five of our directors then in the office attended the annual meeting of stockholders held in February 2026.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics policy that applies to our directors and employees (including our principal executive officer and our principal financial officer) and have posted the text of our policy on our website (https://litestrategy.com), under Investor Relations – Governance Documents. In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our principal executive officer and principal financial officer and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future. Except as expressly stated herein, information contained on our website is not incorporated by reference herein and shall not be deemed a part of this Annual Report on Form 10-K.

Executive Officers

Our executive officers are appointed by and serve at the discretion of the Board. Set forth below is the name and certain biographical information regarding Lite Strategy’s sole executive officer as of the date of filing of this Annual Report.

Justin J. File, age 56, Chief Executive Officer, Chief Financial Officer and Secretary

Mr. File has been our Chief Executive Officer and a member of our Board since November 14, 2025 and previously was our Acting Chief Executive Officer and Secretary since August 1, 2024. He has also been our Chief Financial Officer since August 1, 2023. Mr. File has over 30 years of experience in accounting and finance, working in both public and private companies. He has a diverse range of experience, having worked in various industries, including the life sciences industry for the past 17 years. From 2015 to 2023, Mr. File was the Chief Financial Officer and Corporate Secretary of Evofem Biosciences, Inc., a women's health company that developed and commercialized Phexxi®, a nonhormonal contraceptive for women. While at Evofem he helped bring the company public through a reverse merger and was responsible for overseeing corporate finance and accounting, information technology and investor relations. Previously, Mr. File provided executive financial and accounting oversight consulting services to biotechnology companies and before that led accounting operations and reporting at Sequenom, Inc., a molecular diagnostic company. He additionally served as Treasurer of Sequenom’s diagnostic subsidiary. Before joining industry, Mr. File worked for approximately ten years in public accounting, primarily with Arthur Andersen LLP. Mr. File graduated from Central Washington University with a Bachelor of Science in Accounting and Business Administration. He is a Certified Public Accountant (inactive).

Insider Trading Policy

With respect to Item 408(b) of Regulation S-K, we have an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to us and our personnel, including officers, directors, employees and agents, and other covered persons (the Insider Trading Policy). We believe that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Our Executive Officers

Our sole named executive officer for the fiscal year ended June 30, 2026, was:

•
Justin J. File, Chief Executive Officer, Chief Financial Officer and Secretary

Summary Compensation Table

The table below sets forth for the fiscal years ended June 30, 2026 and 2025, the compensation of our named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)	Total ($) (2)
Justin J. File (3) (4)	2026	$568,750	$—	$595,900	$412,500	(5)	$—	$1,577,150
Chief Executive Officer, Chief Financial Officer	2025	$541,667	$—	$—	$371,000	(6)	$—	$912,667

(1)
Represents the aggregate grant date fair value of options granted in accordance with ASC Topic 718. There we no equity awards granted to our named executive officer during fiscal year 2025.
(2)
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
(3)
Mr. File has been our Chief Executive Officer and a member of our Board since November 14, 2025 and previously was our Acting Chief Executive Officer since August 1, 2024. He has also been our Chief Financial Officer and Secretary since August 1, 2023.
(4)
The amount of bonus earned by Mr. File, if any, is not calculable through the latest practicable date. The amount of Mr. File's bonus, if any, is expected to be determined in fiscal year 2027 and such amount will be disclosed in a filing under Item 5.02(f) of Form 8-K.
(5)
In accordance with the terms of his Amended and Restated Employment Agreement dated March 3, 2025 (approved in fiscal year 2025), during fiscal year 2026 Mr. File was paid a $412,500 retention bonus.

(6)
In accordance with the terms of his Amended and Restated Employment Agreement dated March 3, 2025, during fiscal year 2025 Mr. File was paid a $275,000 annual incentive bonus, which represented 50% of his base salary and a $96,000 Success Fee related to the net absolute cash retention from operations as compared to forecasted cash usage through the nine months ending March 31, 2025.

Employment Agreement with our Named Executive Officer

We have entered into a written employment agreement with our named executive officer, which sets forth the terms of his employment. Mr. File's employment agreement also contains severance and change of control arrangements.

Employment Agreement between Justin J. File and Lite Strategy

In August 2024, Mr. File was promoted to Acting Chief Executive Officer, a role in which he served in addition to his roles as Chief Financial Officer and Secretary, pursuant to his prior employment agreement. The prior employment agreement remained in effect through September 30, 2025, and provided for an annual base salary of $550,000, a target annual bonus opportunity of 50% of base salary, eligibility to participate in our health, retirement, expense reimbursement and other benefit plans, and eligibility to receive option or other equity grants under the Prior Omnibus Plan on similar terms as other senior executives of Lite Strategy. In addition, the prior employment agreement provided for eligibility to receive a success fee of $96,000 and a retention bonus of $412,500 which was paid to Mr. File on September 30, 2025. The retention bonus was a contractual obligation entered into during fiscal year 2025 and is disclosed as a fiscal 2026 compensation payment.

Effective November 14, 2025, the Compensation Committee appointed Mr. File as the Chief Executive Officer, in addition to his existing roles as Chief Financial Officer and Secretary. In connection with this appointment, we entered into a new employment agreement with Mr. File (the 2025 Employment Agreement), pursuant to which his annual base salary was increased to $575,000, effective as of October 1, 2025. He will continue to be eligible to receive an annual a target annual bonus opportunity of 50% of base salary, participate in our health, retirement, expense reimbursement and other benefit plans, and receive option or other equity grants under our Prior Omnibus Plan or a successor plan on similar terms as other senior executives of Lite Strategy.

Under the 2025 Employment Agreement, if Mr. File’s employment is terminated by Lite Strategy without cause or Mr. File resigns for good reason, or his employment is terminated due to death or disability, Mr. File will be eligible to receive, conditioned upon the execution of a customary release of claims in favor of us and our affiliates, the following severance benefits, subject to his execution of an effective release of claims (other than in the event of Mr. File's death): (i) lump sum payment equal to 12 months of base salary, (ii) a pro-rated target annual bonus for the year of termination, (iii) 12 months of monthly COBRA premiums reimbursements from us, (iv) accelerated vesting of the stock options that would have vested during the 12 months following his separation date.

The 2025 Employment Agreement also provides that if we terminate Mr. File’s employment without cause in the three month period prior to a change in control at the request of the other party to the change in control transaction, or if upon or within two years following a change in control, Mr. File’s employment is terminated by us without cause or by Mr. File for good reason, then Mr. File’s outstanding stock options will fully vest and become exercisable as of his termination date, again conditioned upon the execution of a customary release of claims in favor of us and our affiliates.

If Mr. File’s employment would have been terminated as of June 30, 2026, he would have been entitled to receive payments in accordance with his Employment Agreement dated December 23, 2025. Additionally, he would have been entitled to 12 months of options vesting that aggregated 224,992 as of June 30, 2026. There was no intrinsic value of the option vesting acceleration as of June 30, 2026, because all options were underwater.

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

For all stock option awards granted in fiscal year 2026, the exercise price is no less than the closing price of our common stock on the date of the grant. In the event an issuer grants stock options or option-like instruments within the period commencing four business days prior to and ending one business day following the filing by the Company of a Form 10-K, Form 10-Q or Form 8-K containing material non-public information as required under Item 402(x) of Regulation S-K, Item 402(x) of Regulation S-K requires tabular disclosure of certain information related to such awards. The table below is being provided because certain of the stock options granted to our named executive officers during fiscal year 2026 were granted within the period commencing four business days prior to and ending one business day following the filing by the Company of a Form 10-K, Form 10-Q or Form 8-K containing material non-public information.

Name	Grant Date		Number of Securities Underlying the Award	Exercise Price of the Award	Grant Date Fair Value of the Award

Percentage Change in the Closing Market Price of the Securities Underlying the Award Between the Trading Day Ending Immediately Prior to the Disclosure of MNPI and the Trading Day Beginning Immediately Following the Disclosure of MNPI

Justin J. File	11/14/2025		180,000	$2.02	$246,492	0.0%
	2/12/2026	(1)	455,000	$2.02	$259,714	(1.8)%

(1)
The option grant was approved by the Board on November 20, 2025, subject to shareholder approval of the 2026 Omnibus Plan under which the options were granted. LITS shareholders approved the 2026 Omnibus Plan on February 12, 2026.

Outstanding Equity Awards at June 30, 2026

The following table provides information on all stock options and RSUs held by our named executive officer on June 30, 2026.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Options Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	(#)	(#)	Footnote	($/Share)	Date	(#)	($)
Justin J. File	39,977	13,325	(1)	$6.01	6/12/2033	—	$—
	20,000	—	(2)	$3.07	7/15/2035	—	$—
	35,000	145,000	(3)	$2.02	11/14/2035	—	$—
	88,472	366,528	(3)	$2.02	11/20/2035	—	$—

(1)
Twenty-five percent of the options vested on June 12, 2024; the remaining 75% of the options are expected to vest in equal monthly installments over the following 36 months.
(2)
The options were fully vested at date of grant on July 15, 2025.
(3)
The options vest in equal installments over 36 months from November 14, 2025.

Pay Versus Performance

Provided below is our pay versus performance disclosure as required pursuant to Item 402(v) of Regulation S-K promulgated under the Exchange Act. As required by Item 402(v), we have included:

•
A table that compares the total compensation of our named executive officers (also known as NEOs) as presented in the Summary Compensation Table (SCT) to CAP and that compares CAP to specified performance measures; and
•
Graphs that describe the relationships between CAP and our cumulative total shareholder return (TSR) and GAAP Net Income

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

Given our current pay program, the only difference between the SCT and CAP amounts is the value of equity awards, which for purposes of the SCT is based on the grant date fair value of equity awards granted during the year and for purposes of CAP is based on the year over year change in the fair value of equity awards that are unvested as of the end of the year, or that vested, or were forfeited during the year.

Pay Versus Performance Table. In accordance with Item 402(v) and under rules adopted by the SEC pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we are providing the tabular disclosure for our Chief Executive Officer (our Principal Executive Officer or PEO) and the average of our NEOs other than the PEO for fiscal years 2024, 2025 and 2026.

Fiscal Year	Summary Compensation Table for Total Current PEO (File)(1)	Compensation Actually Paid to Current PEO (File)(2,3)	Summary Compensation Table for Total Former PEO (Urso)(1)	Compensation Actually Paid to Former PEO (Urso)(2,3)	Average Summary Compensation Table Total for Non-PEO NEOs(1)	Average Compensation Actually Paid to Non-PEO NEOs(2,3)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return(4)	Lite Strategy Net (Loss) Income ($ Millions)
(a)	(b)	(c)	(b)	(c)	(d)	(e)	(f)	(h)
2026	$1,577,150	$1,429,975	$—	$—	$-	$—	$18	$(71)
2025	$912,667	$893,199	$934,046	$683,160	$708,134	$645,430	$48	$(16)
2024	$—	$—	$894,905	$220,789	$730,912	$558,052	$57	$18
(1)
The PVP table reflects required disclosures for fiscal years 2024, 2025 and 2026. The following table reflects our Principal Executive Officer (PEO) and non-PEO NEOs in each of the fiscal years presented:

Fiscal Year	PEO	Non-PEO NEOs
2026	Justin J. File (Current)
2025	Justin J. File (Current) David M. Urso (Former)	Richard G. Ghalie
2024	David M. Urso (Current)	Justin J. File and Richard G. Ghalie
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

	Current PEO (File)(i)
Fiscal Year	2024	2025	2026
SCT Total	$—	$912,667	$1,577,150
Stock and Option Award Values Reported in SCT for the Covered Year	—	—	(595,900)
Fair Value of Outstanding Unvested Stock and Option Awards Granted in the Covered Year	—	—	283,041
Change in Fair Value of Outstanding Unvested Stock and Option Awards from Prior Years	—	(15,787)	(14,060)
Fair Value of Stock and Option Awards Granted in Covered Year that Vested	—	—	182,039
Change in Fair Value of Stock and Option Awards from Prior Years that Vested in Covered Year	—	(3,681)	(2,295)
Fair Value of Stock and Option Awards Forfeited during the Covered Year	—	—	—
Compensation Actually Paid	$—	$893,199	$1,429,975

	Former PEO (Urso)(i)
Fiscal Year	2024	2025	2026
SCT Total	$894,905	$934,046	$—
Stock and Option Award Values Reported in SCT for the Covered Year	—	—	—
Fair Value of Outstanding Unvested Stock and Option Awards Granted in the Covered Year	—	—	—
Change in Fair Value of Outstanding Unvested Stock and Option Awards from Prior Years	(511,128)	—	—
Fair Value of Stock and Option Awards Granted in Covered Year that Vested	—	—	—
Change in Fair Value of Stock and Option Awards from Prior Years that Vested in Covered Year	(162,988)	1,757	—
Fair Value of Stock and Option Awards Forfeited during the Covered Year	—	(252,643)	—
Compensation Actually Paid	$220,789	$683,160	$—

	Average Non-PEO(i)
Fiscal Year	2024	2025	2026
SCT Total	$730,912	$708,134	$—
Stock and Option Award Values Reported in SCT for the Covered Year	(79,900)	—	—
Fair Value of Outstanding Unvested Stock and Option Awards Granted in the Covered Year	28,797	—	—
Change in Fair Value of Outstanding Unvested Stock and Option Awards from Prior Years	(93,289)	—	—
Fair Value of Stock and Option Awards Granted in Covered Year that Vested	—	—	—
Change in Fair Value of Stock and Option Awards from Prior Years that Vested in Covered Year	(28,468)	154	—
Fair Value of Stock and Option Awards Forfeited during the Covered Year	—	(62,858)	—
Compensation Actually Paid	$558,052	$645,430	$—

(i) The fair value of options awards used to calculate CAP was determined using the Black-Scholes option pricing model, in accordance with FASB 718

(4)
Assumes $100 was invested in Lite Strategy for the period starting June 30, 2023, through the end of the listed year. Historical stock performance is not necessarily indicative of future stock performance.

Relationship between CAP and TSR. The chart below reflects the relationship between the PEO and average non-PEO NEO CAP versus our TSR and the Peer Group TSR.

Relationship between CAP and GAAP Net Income (Loss). The chart below reflects the relationship between the PEO and average non-PEO NEO CAP and our GAAP Net Income (Loss).

Compensation of Directors

The following table provides details of the fees paid to our non-executive directors who served on the Board for the fiscal year ended June 30, 2026.

	Fees Earned or Paid in Cash ($) (1)	OptionAwards($)(2)	Total($)
Name
Frederick W. Driscoll (3)	$116,150	$182,900	$299,050
Nicholas R. Glover, Ph.D. (4)	86,363	182,900	269,263
Thomas C. Reynolds, M.D., Ph.D. (5)	21,734	97,800	119,534
Taheer Datoo (6)	50,425	—	50,425
James Flynn (7)	70,467	182,900	253,367
Steven Wood (8)	—	97,800	97,800
Charles B. Lee (9)	—	—	—
Joshua Riezman (10)	41,187	139,900	181,087

(1) For the fiscal year ended June 30, 2026, each of our non-executive directors received an annual cash retainer of $45,600. In addition to the annual cash retainer, the chair received additional annual compensation of $35,000 and each Board Committee chair received additional compensation as follows: Audit Committee: $20,000; Compensation Committee: $15,000; Nominating and Governance Committee: $10,000 and Science Committee: $20,000. Committee members not receiving compensation as a committee chairperson received additional compensation as follows: Audit Committee: $10,000; Compensation Committee: $7,500, Nominating and Governance Committee: $5,000 and Science Committee: $10,000. Such amounts are pro-rated for periods of service less than the full fiscal year.

(2)
Represents the aggregate grant date fair value of options granted in accordance with FASB ASC Topic 718 net of the cancellation described in Note 9 below.
(3)
Mr. Driscoll received cash compensation of $80,600 in connection with his service as chair of our Board, $20,000 in connection with his service as the chair of the Audit Committee, $4,729 in connection with his service on the Compensation Committee, $4,516 in connection with his service on the Nominating and Governance Committee and $6,305 in connection with his service on the Science Committee.
(4)
Dr. Glover received cash compensation of $45,600 in connection with his service on the Board, $15,000 in connection with his service as chair of the Compensation Committee, $10,000 in connection with his service on the Audit Committee, $3,153 in connection with his service on the Nominating and Governance Committee and $12,610 in connection with his service as chair of the Science Committee.
(5)
Dr. Reynolds resigned from our Board as of November 4, 2025, and received pro-rated cash compensation of $15,707 in connection with his service on the Board, $2,583 in connection with his service on the Compensation Committee and $3,444 in connection with his service as chair of the Nominating and Governance Committee.
(6)
Mr. Datoo resigned from our Board as of July 22, 2025 and received pro-rated cash compensation of $2,992 in connection with his service on our Board. Mr. Datoo also received $47,433 as the cash equivalent of the vested grant date fair value of options granted in accordance with FASB ASC Topic 718.
(7)
Mr. Flynn received cash compensation of $45,600 in connection with his service on our Board, $10,000 in connection with his service on the Audit Committee, $6,714 in connection with his service on the Compensation Committee and $8,153 in connection with his service as chair on the Nominating and Governance Committee.
(8)
Mr. Wood resigned from our Board as of August 5, 2025. He waived all cash compensation associated with his service on our Board for fiscal year 2026.
(9)
Mr. Lee, who joined our Board on July 22, 2025, does not receive Board compensation in accordance with the terms of the advisory agreement between Lite Strategy and Green Dragon Investments LLC, with which he is associated. Mr. Lee was inadvertently granted options on October 3, 2025, which were then cancelled on October 8, 2025.
(10)
Mr. Riezman joined our Board on August 5, 2025. Mr. Riezman received cash compensation of $41,187 in connection with his service on our Board.

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

The rights of each indemnitee are in addition to any other rights provided for under our amended and restated certificate of incorporation and our bylaws, as may be amended from time to time, and under Delaware law.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of September 22, 2026 (except as otherwise indicated below) by (i) each person known to beneficially own more than 5% of our common stock, (ii) each of our named executive officers and directors and (iii) our officers and directors as a group. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or restricted stock units, exercisable or convertible on or within sixty (60) days of September 22, 2026, are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The percentage of beneficial ownership described below is based on 30,407,268 shares of common stock outstanding, plus adjustments to the number of shares of common stock outstanding as described above, as of September 22, 2026.

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percentage of Shares Beneficially Owned

Directors and Named Executive Officers
Justin J. File (1)	277,196	*
Frederick W. Driscoll (2)	101,916	*
Nicholas R. Glover, Ph.D. (3)	100,375	*
James Flynn (4)	216,422	*
Charles B. Lee (5)	292,397	*
Joshua Riezman (6)	62,500	*
All Current Directors and Executive Officers as a Group (6 People)	1,050,806	3.44%

* Less than 1%

(1)
Includes 277,196 shares issuable to Mr. File upon the exercise of vested stock options that are exercisable within 60 days of September 22, 2026. Mr. File exercises sole voting and investment control with respect to the shares. Mr. File's business address is c/o Lite Strategy, Inc., 9920 Pacific Heights Blvd., Suite 150, San Diego, California, 92121.
(2)
Includes 100,041 shares issuable to Mr. Driscoll upon the exercise of stock options that are exercisable within 60 days of September 22, 2026, and 1,875 shares of common stock. Mr. Driscoll exercises sole voting and investment control with respect to the shares. Mr. Driscoll’s business address is c/o Lite Strategy, Inc., 9920 Pacific Heights Blvd., Suite 150, San Diego, California, 92121.
(3)
Includes 100,375 shares issuable to Dr. Glover upon the exercise of stock options that are exercisable within 60 days of September 22, 2026. Dr. Glover’s business address is c/o Lite Strategy, Inc., 9920 Pacific Heights Blvd., Suite 150, San Diego, California, 92121.
(4)
Includes 91,422 shares issuable to Mr. Flynn upon the exercise of stock options that are exercisable within 60 days of September 22, 2026, and 125,000 shares of common stock. Mr. Flynn exercises sole voting and investment control with respect to the shares. Mr. Flynn’s business address is c/o Lite Strategy, Inc., 9920 Pacific Heights Blvd., Suite 150, San Diego, California, 92121.
(5)
Includes 292,397 shares of common stock. Mr. Lee exercises sole voting and investment control with respect to the shares. Mr. Lee's business address is c/o Lite Strategy, Inc. 9920 Pacific Heights Blvd. Suite 150, San Diego, California, 92121.
(6)
Includes 62,500 shares issuable to Mr. Riezman upon the exercise of stock options that are exercisable within 60 days of September 22, 2026. Mr. Riezman exercises sold voting and investment control with respect to the shares. Mr. Riezman's business address is c/o Lite Strategy, Inc., 9920 Pacific Heights Blvd., Suite 150, San Diego, California, 92121.

Delinquent Section 16(a) Reports

None.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transaction

In connection with the PIPE, we entered into an advisory agreement (the GD Advisory Agreement) with Green Dragon Investments LLC (Green Dragon). Charlie Lee, who was appointed as a member of the Board and serves in the class of directors who will be up for reelection at our annual meeting of stockholders for fiscal 2027, is a beneficiary of Green Dragon. Pursuant to the GD Advisory Agreement, Green Dragon provides us with asset management services and we pay Green Dragon a fee in warrants to purchase a number of shares of the common stock calculated based on the amount of assets under management.

Director Independence Consideration

In determining that Joshua Riezman is an independent director, the Board considered the fact that Mr. Riezman was appointed to the Board pursuant to the July 2025 Side Letter (the Side Letter) between Lite Strategy and GSR Strategies LLC (GSR), of which Mr. Riezman is an employee.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is CBIZ CPAs PC (CBIZ) Auditor Firm ID: 199.

Deloitte & Touche LLP (Deloitte) served as our independent registered public accounting firm for us for the period from December 19, 2023 through the fiscal year ended June 30, 2025 and the subsequent interim period ended September 30, 2025. On December 2, 2025, our Audit Committee approved the change in our independent registered public accounting firm effective December 2, 2025, to CBIZ.

Fees Paid to Independent Registered Public Accounting Firm

The following table represents the aggregate fees from our principal accounting firm, CBIZ for the fiscal year ended June 30, 2026, and our former principal accounting firm Deloitte, for the fiscal year ended June 30, 2025.

	June 30, 2026	June 30, 2025
Audit Fees (1)	$267,500	$579,711
Audit-Related Fees	—	—
Tax Fees (2)	—	—
All Other Fees	—	—
Total Fees	$267,500	$579,711

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

3. Exhibits

Exhibit Index

		Incorporated by Reference Herein
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Lite Strategy, Inc.	10-K	001-41827	3.1	September 26, 2025
3.2	Sixth Amended and Restated Bylaws of Lite Strategy, Inc. adopted as of December 18, 2023	8-K	001-41827	3.1	December 22, 2023
4.1	Specimen Stock Certificate	S-1	333-109129	4.1	October 31, 2023
4.2	Description of Capital Stock of Lite Strategy, Inc.	10-K	000-50484	4.3	September 9, 2020
4.3	Description of Lite Strategy, Inc. Common Stock	10-K	000-50484	4.4	September 26, 2023
4.4	Form of Pre-Funded Warrant	8-K	001-41827	4.1	July 22, 2025
4.5	Form of Placement Agent Warrant	8-K	001-41827	4.2	July 22, 2025
4.6	Form of GSR Pre-Funded Warrant	8-K	001-41827	4.3	July 22, 2025
4.7	Form of GSR Warrant	8-K	001-41827	4.4	July 22, 2025
4.8	Form of Advisory Warrant	8-K	001-41827	4.5	July 22, 2025
4.9	Form of Strategic Advisor Warrant	8-K	001-41827	4.6	July 22, 2025
4.10	Form of Warrant	10-K	000-50484	10.22	September 23, 2023

10.1†	Amended and Restated 2008 Stock Omnibus Equity Compensation Plan (December 2023)	10-Q	001-41827	10.1	May 9, 2024
10.2†	Lite Strategy, Inc. 2026 Stock Omnibus Equity Compensation Plan	8-K	001-41827	10.1	February 12, 2026
10.3†	Form of Indemnification Agreement	8-K	000-50484	10.1	August 29, 2011
10.4**	License Agreement, dated as of September 5, 2017, by and between Lite Strategy, Inc. and Presage Biosciences, Inc.	10-Q	000-50484	10.1	November 8, 2017
10.5†	Employee Proprietary Information and Inventions Agreement between Lite Strategy, Inc. and Justin J. File, dated December 23, 2025	8-K	001-41827	10.2	December 30, 2025
10.6†	Employment Agreement between Lite Strategy, Inc. and Justin J. File, dated December 23, 2025	8-K	001-41827	10.1	December 30, 2025
10.7†	Amended and Restated Lite Strategy, Inc. 2021 Inducement Grant Equity Compensation Plan	8-K	000-50484	10.3	June 13, 2023
10.8	Consulting Services Agreement, dated as of August 2, 2024, by and between Lite Strategy, Inc. and Richard G. Ghalie	10-Q	001-41827	10.4	November 12, 2024

10.9	Form of Securities Purchase Agreement, dated as of July 17, 2025, by and between Lite Strategy, Inc. and each Purchaser (as defined therein)	8-K	001-41827	10.1	July 22, 2025
10.10	Placement Agency Agreement, dated July 17, 2025, by and between Lite Strategy, Inc. and Titan Partners Group LLC, a division of American Capital Partners, LLC	8-K	001-41827	10.2	July 22, 2025
10.11	Form of Registration Rights Agreement, dated July 17, 2025, by and between Lite Strategy, Inc. and each Purchaser (as defined therein)	8-K	001-41827	10.3	July 22, 2025
10.12	Asset Management Agreement, dated July 22, 2025, by and between Lite Strategy, Inc. and GSR Strategies LLC	8-K	001-41827	10.4	July 22, 2025
10.13	Side Letter Agreement, dated July 22, 2025, by and between Lite Strategy, Inc. and GSR Strategies LLC	8-K	001-41827	10.5	July 22, 2025
10.14	Advisory Agreement, dated July 22, 2025, by and between Lite Strategy, Inc. and Green Dragon Investments LLC	8-K	001-41827	10.6	July 22, 2025
10.15	Strategic Advisor Agreement, dated July 22, 2025, by and between Lite Strategy, Inc. and Green Grass Ventures	8-K	001-41827	10.7	July 22, 2025
10.16	Master Loan Agreement, dated September 3, 2025, between BitGo Prime and Lite Strategy, Inc.	8-K	001-41827	10.1	September 4, 2025
19	Insider Trading Policy	10-K	001-41827	19.1	September 26, 2025
23.1*	Consent of CBIZ CPAs PC, Independent Registered Public Accounting Firm
23.2*	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm
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

97	Lite Strategy, Inc. Clawback Policy	10-K	001-41827	97	September 19, 2024
101INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

*	Filed herewith
**	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.
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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2026.

Lite Strategy, Inc.
By:	/s/ Justin J. File
Justin J. File Chief Executive Officer, Chief Financial Officer and Secretary September 28, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures
By:	/s/ Justin J. File
Justin J. File Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer) September 28, 2026

By:	/s/ Nicholas R. Glover
Nicholas R. Glover Director September 28, 2026

By:	/s/ James Flynn
James Flynn Director September 28, 2026

By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll Director September 28, 2026

By:	/s/ Charles B. Lee
Charles B. Lee Director September 28, 2026

By:	/s/ Joshua Riezman
Joshua Riezman Director September 28, 2026