Form 10-Q
period 2026-09-30
Lite Strategy, Inc.
filed 2026-11-05
CIK 1262104

Table of Contents

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 29,884,653.

Lite Strategy, Inc.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

LITE STRATEGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	September 30,	June 30,
	2026	2026
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,281	$5,706
Prepaid expenses and other current assets	1,922	435
Total current assets	6,203	6,141
Digital assets	46,180	27,272
Digital assets receivable, net	4,349	7,627
Investments in SAFE and Token Warrants, at fair value	1,044	1,000
Other long-term assets	625	652
Total assets	$58,401	$42,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$280	$261
Accrued liabilities	1,426	808
Total current liabilities	1,706	1,069
Total liabilities	1,706	1,069

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none outstanding	—	—
Common stock, $0.00000002 par value; 226,000 shares authorized; 36,785 shares issued at September 30, 2026 and June 30, 2026, and 30,192 and 32,407 shares outstanding at September 30, 2026 and June 30, 2026, respectively.	—	—
Additional paid-in capital	523,302	521,832
Treasury stock, at cost, 6,593 and 4,379 shares at September 30, 2026 and June 30, 2026, respectively.	(7,316)	(4,895)
Accumulated deficit	(459,291)	(475,314)
Total stockholders’ equity	56,695	41,623

Total liabilities and stockholders’ equity	$58,401	$42,692

See accompanying notes to condensed consolidated financial statements.

LITE STRATEGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,
	2026	2025
Operating (income) expenses:
Research and development	$22	$10
General and administrative	2,355	3,098
Change in fair value of digital assets	(16,898)	631
Total operating (income) expenses	(14,521)	3,739
Income (loss) from operations	14,521	(3,739)
Other income (expense):
Change in fair value of digital assets receivable, net	2,594	—
Loss on derivative liabilities, net	(1,172)	—
Change in fair value of SAFE and Token Warrants	44	—
Interest and dividend income	36	100
Total other income, net	1,502	100
Net income (loss)	$16,023	$(3,639)

Net income (loss) per share:
Basic	$0.48	$(0.12)
Diluted	$0.48	$(0.12)
Weighted-average shares used in computing net income (loss) per share:
Basic	33,169	29,475
Diluted	33,179	29,475

See accompanying notes to condensed consolidated financial statements.

LITE STRATEGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common	Additional Paid-In	Accumulated	Treasury Shares		Total Stockholders’
	Shares	Capital	Deficit	Shares	Amount	Equity
Balance at June 30, 2026	36,785	$521,832	$(475,314)	(4,379)	$(4,895)	$41,623
Net income	—	—	16,023	—	—	16,023
Issuance of Pre-Funded Warrants to asset manager in lieu of cash fees	—	1,174	—	—	—	1,174
Issuance of GD Advisory Fee Warrants in lieu of cash fees	—	177	—	—	—	177
Repurchase of common stock, including transaction costs and excise tax	—	—	—	(2,214)	(2,421)	(2,421)
Share-based compensation	—	119	—	—	—	119
Balance at September 30, 2026	36,785	$523,302	$(459,291)	(6,593)	$(7,316)	$56,695

	Common	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Capital	Deficit	Equity
Balance at June 30, 2025	6,663	$421,095	$(404,164)	$16,931
Net loss	—	—	(3,639)	(3,639)
Proceeds from the sale of common stock at $3.42 per share in July 2025, net of issuance costs	23,217	60,326	—	60,326
Proceeds from the issuance of Pre-Funded Warrants at $3.4199 per share in July 2025, net of issuance costs	—	15,649	—	15,649
Issuance of Advisory Warrants for services rendered in the July 2025 PIPE	—	16,215	—	16,215
Issuance of common stock upon exercise of Pre-Funded Warrants for cash	2,084	—	—	—
Issuance of common stock upon cashless exercise of Pre-Funded Warrants	2,808	—	—	—
Issuance of common stock through our ATM, net of issuance costs	883	4,628	—	4,628
Issuance of Pre-Funded Warrants to asset manager in lieu of cash fees	—	1,875	—	1,875
Share-based compensation	—	284	—	284
Balance at September 30, 2025	35,655	$520,072	$(407,803)	$112,269

See accompanying notes to condensed consolidated financial statements.

LITE STRATEGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Fiscal Three Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$16,023	$(3,639)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of digital assets	(16,898)	631
Change in fair value of digital assets receivable, net	(2,594)	—
Share-based compensation	119	284
Loss on derivative liabilities, net	1,172	—
Change in fair value of SAFE and Token Warrants	(44)	—
Noncash asset management and advisory expense	516	331
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(622)	(1,305)
Other long-term assets	27	(515)
Accounts payable	19	318
Accrued liabilities	106	(613)
Net cash used in operating activities	(2,176)	(4,508)

Cash flows from investing activities:
Purchases of digital assets	(7,913)	(100,000)
Proceeds from sale of digital assets	1,000	—
Net proceeds from written Covered Call Options	10,062	—
Net cash provided by (used in) investing activities	3,149	(100,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock and Pre-Funded Warrants in July 2025, net of offering costs	—	92,199
Proceeds from issuance of common stock through our ATM Program, net of issuance costs	—	4,411
Repurchase of common stock	(2,398)	—
Net cash (used in) provided by financing activities	(2,398)	96,610
Net decrease in cash and cash equivalents	(1,425)	(7,898)
Cash and cash equivalents at beginning of the year	5,706	18,011
Cash and cash equivalents at end of the year	$4,281	$10,113

Supplemental cash flow information:
Issuance of Advisory Warrants for services rendered in the July 2025 PIPE	$—	$16,215
Issuance of Pre-Funded Warrants to asset manager in lieu of cash fees	$1,174	$1,875
Advisory fee payable in warrants in lieu of cash fees in accrued liabilities	$—	$142
Issuance of GD Advisory Fee Warrants in lieu of cash fees	$177	$—
Digital assets transferred to digital assets receivable, net	$4,903	$—
Excise tax accrued on net stock repurchases	$23	$—
PIPE offering costs in accounts payable	$—	$9

See accompanying notes to condensed consolidated financial statements.

LITE STRATEGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Lite Strategy, Inc. (Nasdaq: LITS) is a pharmaceutical company that has historically developed novel and differentiated cancer therapies and is currently assessing pre-clinical development programs in nononcologic disease indications. We also hold Litecoin (LTC) tokens as a primary reserve asset as part of our broader institutional treasury strategy. We initially built our pipeline by acquiring promising cancer agents and creating value in programs through development, strategic partnerships, and out-licensing or commercialization, as appropriate. Our approach to pre-clinical drug development is to evaluate our drug candidates either as stand-alone or in combination with standard-of-care therapies to overcome known resistance mechanisms and address clear medical needs to provide improved patient benefit. Our drug candidate pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (CDK9) inhibitor, and zandelisib, an oral, once-daily, selective PI3Kδ inhibitor.

Litecoin Treasury Strategy

On August 5, 2025, we announced the commencement of our primary reserve asset and implementation strategy built on a digital asset infrastructure and long-term capital innovation (the Litecoin Treasury Strategy) through our acquisition of LTC tokens, reflecting the full deployment of the net proceeds of the PIPE (as defined in Note 11. Stockholders' Equity). LTC is an open source, global payment network that is fully decentralized without any central authorities. Mathematics secures the network and empowers individuals to control their own finances. LTC features faster transaction confirmation times and improved storage efficiency than the leading math-based currency. We believe this strategy will allow us to diversify reserves, enhance capital efficiency, implement treasury management strategies and align with emerging financial technologies with an emphasis on privacy and payment processing.

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

The unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2026 should be read in conjunction with the audited financial statements and notes thereto as of and for the fiscal year ended June 30, 2026, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 28, 2026 (2026 Annual Report). Interim results are not necessarily indicative of results for a full year.

We have evaluated subsequent events through the date the condensed consolidated financial statements were issued.

2. Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies from those described in the notes to our audited consolidated financial statements contained in the 2026 Annual Report.

Risks and Uncertainties

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of (i) investment in SAFE (as defined below) and Token Warrants (as defined below), (ii) derivatives liabilities associated with our Covered Call Options (as defined below) and (iii) share-based awards, including warrants issued for services, potential loss contingencies and the assessment of our ability to fund our operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each reporting period and updated to reflect current information. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

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

Digital Assets

In accordance with our Litecoin Treasury Strategy, we intend to hold our LTC for long-term investment purposes. We seek to generate returns on our LTC holdings, as LTC appreciates and actively pursue risk-adjusted return opportunities to generate cash flows that support our operating expenses. As a result, our LTC digital assets are included in long-term assets in the condensed consolidated balances sheets, due to our intent to retain and hold our LTC. Pursuant to Accounting Standards Codification (ASC) Topic 350-60 Intangibles - Goodwill and Other - Crypto Assets (ASC 350-60) in-scope crypto assets are required to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in operating expenses in the condensed consolidated statements of operations each reporting period. Proceeds from the sale of digital assets are included within investing activities in the condensed consolidated statements of cash flows.

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

Our first purchase of LTC was on July 30, 2025. In accordance with ASC 350-60, our required adoption date was July 1, 2025 (beginning of the fiscal year that includes the period of adoption). LTC tokens are measured using Level 1 inputs under ASC 820 Fair Value Measurement (ASC 820), based on quoted prices from a principal market, Coinbase, as Coinbase has the highest trading volume of LTC tokens (LTC Tokens), the native cryptocurrency of LTC, and is the market in which we transact in LTC Tokens. We track the cost basis of our digital assets based upon a first-in-first-out methodology. See Note 4. Digital Assets for further information. Except for digital assets pledged as collateral for our Covered Call Options (as defined below), our digital asset holdings are not subject to any contractual sale restrictions. Digital assets pledged as collateral are reported as digital assets receivable, net, and classified as long-term assets on the condensed consolidated balance sheets, consistent with our intent to primarily retain LTC under our Litecoin Treasury Strategy.

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

When Covered Call Options are exercised, the associated digital assets receivable, net, is derecognized as the underlying LTC is retained by GSR Markets and removed from our collateral balance held by GSR Markets. Gains or losses related to the exercise of Covered Call Options are recorded within loss on derivative liabilities, net, a component of other income (expense) in the condensed consolidated statements of operations.

We evaluate our digital assets receivable for expected credit losses in accordance with ASC 326, Financial Instruments - Credit Losses. Our assessment considers, among other factors, the short-term nature of the Covered Call Options contractual term, the creditworthiness and risk management practices of GSR, the amount of LTC collateralized, and historical loss experience. As of September 30, 2026, we concluded expected credit losses were immaterial and, therefore, recorded no allowance for credit losses related to our digital assets receivable, net.

Investment in Simple Agreement for Future Equity (SAFE) and Token Warrants

Our investment in the SAFE provides us with the right to participate in future equity financings of a private company and token warrants provide us with the right to purchase two percent of the total network tokens developed (Token Warrants) (the SAFE and Token Warrants are herein referred to as the SAFE Investment). We accounted for the SAFE Investment under ASC 321, Investments - Equity Securities. The SAFE Investment contains multiple settlement provisions which could require bifurcation under ASC 815, Derivatives and Hedging (ASC 815). Rather than separately value each settlement provision, we elected the fair value option for the SAFE Investment under ASC 825, Financial Instruments, which requires financial instruments to be remeasured to fair value each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, prepaid expenses and other current assets, digital assets, digital assets receivable, net, Investments in SAFE and Token Warrants, accounts payable, accrued liabilities, including Covered Call Options, and Advisory Warrants (as defined in Note 12. Warrants). The carrying amounts of cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the relatively short-term nature of those instruments. For information regarding the fair value of our digital assets and our Covered Call Options, see Note 5. Fair Value Measurements and Note 8. Derivatives, respectively.

Derivatives – Covered Call Options

From time to time, to generate cash flows on a portion of our LTC, we sell Covered Call Options. These options do not qualify as accounting hedges under ASC 815; however, we consider them to be economic hedges. We classify our Covered Call Options as derivative liabilities, which are recorded within the accrued liabilities line item in the condensed consolidated balance sheets, and accordingly recorded at fair value at inception and subsequently remeasured at fair value at each reporting date. Changes in fair value of our Covered Call Options and/or realized gains or losses on Covered Call Options recognized upon settlement (expiration) of the related Covered Call Option contract are recognized within loss on derivative liabilities, net, a component of other income (expense), in the condensed consolidated statements of operations.

The notional amount of Covered Call Options represents the quantity of digital assets underlying the option contracts multiplied by the spot entry price when the contract is written. Notional amounts are not recorded on the condensed consolidated balance sheets and do not represent our maximum exposure to loss, which is limited to the opportunity cost of foregone appreciation in the underlying digital assets above the strike price. Premiums and settlement proceeds received from the sale of Covered Call Options are recorded as cash inflows within investing activities in the condensed consolidated statements of cash flows. See Note 8. Derivatives for additional information related to our Covered Call Options.

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

Warrants

For warrants that meet all criteria for equity classification, such warrants are required to be recorded as additional paid-in capital in the condensed consolidated balance sheets at the time of issuance.

Warrants issued for services, including the Advisory Warrants, (as defined in Note 12. Warrants) are accounted for in accordance with ASC 718, Stock Compensation (ASC 718), which requires us to recognize the fair value at either (i) the fair value of the equity instruments issued or (ii) the liabilities settled. We determine the fair value of warrants issued for services based upon the common stock underlying warrants using the Black-Scholes-Merton (BSM) option pricing model (BSM Model) based on the applicable assumptions, which include the exercise price of the warrants, our stock price and historical volatility, the expected warrant term, the risk-free interest rate, the expected dividends, and if applicable, the vesting behavior. See Note 12. Warrants for a summary of the fair value assumptions used to value the Advisory Warrants upon the closing of the PIPE (as defined in Note. 11. Stockholders' Equity) and a summary of warrants outstanding as of September 30, 2026.

The fair value of warrants issued as settlement of the annual Asset-based Fee under the GSR Asset Management Agreement and in settlement of the Annual Advisory Fee with Green Dragon Investment LLC (Green Dragon) are determined by the settlement amount of the Asset-based Fee and the Annual Advisory Fee, respectively. Such warrants and the agreements under which they were issued are further discussed in Note 12. Warrants, and defined in Note 14. Related Party Transactions.

Share-based Compensation

For fully vested, nonforfeitable equity instruments, without a claw back provision in the event of nonperformance by a nonemployee, granted at the date we and a nonemployee enter into an agreement for goods or services, we recognize the equity instruments when they are granted. The corresponding cost is recognized as an immediate expense or a prepaid asset depending on the specific facts and circumstances of the agreement with the nonemployee.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding (which is net of our Treasury Shares repurchased through our Share Repurchase Program (both terms as defined in Note 11. Stockholders' Equity)) during the period, without consideration for common stock equivalents. Issued and outstanding warrants to purchase shares of our common stock are included in the calculation of basic net income (loss) per common share if the exercise price of the warrants represents de minimis consideration and is nonsubstantive in relation to the price paid for the warrant and if the warrants are immediately exercisable with no further vesting conditions or contingencies associated with them. As of September 30, 2026, 1,868,697 shares of our common stock underlying Pre-Funded Warrants, as described in Note 12. Warrants, and 375,829 shares of our common stock underlying the vested portion of our GD Advisory Fee Warrants are included in the calculation of our weighted-average shares used in computing basic net income (loss) per share, due to their nominal exercise price. As of September 30, 2025, 1,676,638 shares of our common stock underlying Pre-Funded Warrants, as described in Note 12. Warrants, are included in the calculation of our weighted-average shares used in computing basic net income (loss) per share, due to their nominal exercise price.

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through warrants unless the result would be antidilutive. The dilutive effect of the GD Advisory Fee Warrants subject to vesting is calculated using the treasury stock method, which assumes the "proceeds" from the exercise of those instruments are used to purchase common stock at the average market price for the period. Both the vested and unvested portion of the GD Advisory Fee Warrants are included in the calculation of diluted net income per share from the earlier of the first day of our fiscal year 2027 or the date they were issued.

Since the GD Advisory Fee Warrants are equity classified, we determined no adjustment to the numerator was required in each of the three months ended September 30, 2026 and 2025. The following table presents the computation of shares used in diluted net income (loss) per share (in thousands):

	For the Three Months Ended September 30,
	2026	2025
Shares used in calculating basic net income (loss) per share	33,169	29,475
Effect of potentially dilutive common shares from GD Advisory Fee Warrants	10	—
Shares used in calculating diluted net income (loss) per share	33,179	29,475

The following table presents potentially dilutive shares that have been excluded from the calculation of diluted net income (loss) per share because of their anti-dilutive effect (in thousands):

	For the Fiscal Three Months Ended September 30,
	2026	2025
Stock options	1,703	736
Warrants
Advisory Warrants	3,070	3,070
Other warrant	103	103
Total anti-dilutive shares	4,876	3,909

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

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements (ASU 2025-12). The amendments in this update represent changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. An entity should apply the amendments in this update (except for the amendments to Topic 260, Earnings Per Share, related to Issue 4) either prospectively to all transactions recognized on or after the date that the entity first applies the amendments or retrospectively to the beginning of the earliest comparative period presented. Entities may elect the transition method on an issue-by-issue basis. The amendments in this update clarify the effective date of ASU 2024-03, which is that public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026 and in interim periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods. The impact of adoption of this ASU on our disclosures is currently being evaluated.

3. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following, in thousands:

	September 30, 2026	June 30, 2026
Insurance	$799	$210
Asset management fee	946	110
Software license	60	17
Other	117	98
Total prepaid and other current assets	$1,922	$435

Accrued Liabilities

Accrued liabilities consisted of the following, in thousands:

	September 30, 2026	June 30, 2026
Accrued compensation and benefits	$651	$656
Accrued legal and professional services	192	75
Accrued pre-clinical and clinical trial expenses	9	11
Derivative liabilities - Covered Call Options	528	40
Other	46	26
Total accrued liabilities	$1,426	$808

4. Digital Assets

The following table summarizes our digital asset holdings as of September 30, 2026 (in thousands, except quantity):

	September 30, 2026
	Quantity	Cost Basis	Fair Value
Digital assets	687,098	$65,650	$46,180
Digital assets receivable, net (1)	64,700	4,033	4,349
Total digital assets	751,798	$69,683	$50,529

____________

(1) Digital assets receivable, net, include LTC pledged as collateral residing with GSR.

The following table summarizes our digital asset holdings as of June 30, 2026 (in thousands, except quantity):

	June 30, 2026
	Quantity	Cost Basis	Fair Value

Digital assets	650,716	$69,273	$27,272
Digital assets receivable, net (1)	182,000	13,140	7,627
Total digital assets	832,716	$82,413	$34,899

____________

(1) Digital assets receivable, net, include LTC pledged as collateral residing with GSR.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification at each reporting period. As of September 30, 2026 and June 30, 2026, we had no financial assets or liabilities measured at fair value on a nonrecurring basis.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 (in thousands):

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,902	$2,902	$—	$—
Digital assets	46,180	46,180	—	—
Digital assets receivable, net	4,349	—	4,349	—
Investment in SAFE	444	—	—	444
Investment in Token Warrants	600	—	—	600
Total assets measured on a recurring basis	$54,475	$49,082	$4,349	$1,044

Liabilities:
Derivative liabilities - Covered Call Options	$528	$—	$528	$—
Total liabilities measured on a recurring basis	$528	$—	$528	$—

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 (in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,867	$4,867	$—	$—
Digital assets	27,272	27,272	—	—
Digital assets receivable, net	7,627	—	7,627	—
Investment in SAFE	400	—	—	400
Investment in Token Warrants	600	—	—	600
Total assets measured on a recurring basis	$40,766	$32,139	$7,627	$1,000

Liabilities:
Derivative liabilities - Covered Call Options	$40	$—	$40	$—
Total liabilities measured on a recurring basis	$40	$—	$40	$—

During the three months ended September 30, 2025, we did not have any financial assets measured at fair value using Level 3 significant unobservable inputs. The following tables provide a reconciliation of all financial assets measured at fair value, during the three months ended September 30, 2026, using Level 3 significant unobservable inputs (in thousands):

	Level 3 Assets
	SAFE	Token Warrants
Balance as of June 30, 2026	$400	$600
Change in fair value on derivative instruments	44	—
Balance as of September 30, 2026	$444	$600

The following table presents the change in carrying amount of our digital assets (in thousands):

	Three Months Ended September 30,
	2026	2025
Balance beginning of period	$27,272	$—
Purchases of digital assets	7,913	100,000
Change in fair value of digital assets:
Realized loss on sale of digital assets	(1,443)	—
Realized loss upon transfer of digital assets as collateral	(4,190)	—
Unrealized gain (loss) on digital assets	22,531	(631)
Digital assets transferred as collateral	(4,903)	—
Disposition of digital assets	(1,000)	—
Balance end of period	$46,180	$99,369

6. Employee Termination Benefits

In August 2024, in connection with our announcement to evaluate strategic alternatives, we commenced a strategic alternatives reduction-in-force (Strategic Alternatives RIF). All activities related to the Strategic Alternatives RIF were completed as of September 30, 2025. Total charges incurred for the Strategic Alternatives RIF totaled $5.9 million which included charges for retention, contractual pro rata fiscal year 2025 bonuses, severance and COBRA costs related to the termination of our employees due to our related wind down activities.

During the three months ended September 30, 2025, we recorded employee termination benefits of $0.1 million within general and administrative expense.

All employee termination benefits were associated with non-segment expenses.

The following table summarizes our activity related to employee benefits included in accrued liabilities (in thousands):

Employee Termination Benefits
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

We evaluated the MLA and determined as of the MLA Date, the MLA does not represent a loan commitment in accordance with U.S. GAAP. As of September 30, 2026, we had not requested any Loans nor did we have any Loan Agreements outstanding under the MLA.

8. Derivatives

The following tables present our condensed consolidated balance sheets classification of derivatives carried at fair value (in thousands):

		September 30, 2026
Derivative	Balance Sheet Line	Asset	Liability
Derivatives not designated as hedging instruments:
SAFE and Token Warrants	Investments in SAFE and Token Warrants	$1,044	$—
Covered Call Options	Accrued liabilities	—	528
Total derivatives		$1,044	$528

		June 30, 2026
Derivative	Balance Sheet Line	Asset	Liability
Derivatives not designated as hedging instruments:
SAFE and Token Warrants	Investments in SAFE and Token Warrants	$1,000	$—
Covered Call Options	Accrued liabilities	—	40
Total derivatives		$1,000	$40

The following table presents our condensed consolidated statements of operations classification of derivatives carried at fair value (in thousands):

Derivative	Statements of Operations Line	For the Three Months Ended September 30,
		2026	2025
Derivatives not designated as hedging instruments:
Covered Call Options	Loss on derivative liabilities, net	$(1,172)	$—
Total derivatives		$(1,172)	$—

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

During the three months ended September 30, 2026, we issued Covered Call Options of $22.1 million notional for proceeds of $0.1 million to generate cash flows on a portion of our digital assets, which is expected to be utilized in our Share Repurchase Program. We transferred to GSR Markets LTC as collateral in a quantity equal to the underlying notional for the Covered Call Options sold. The Covered Call Options are only exercisable upon the date of expiration, are automatically exercised if the underlying reference price was greater than the strike price of the Covered Call Option and settled with delivery of the underlying LTC. The reference price for the Covered Call Options is/was GSR's internal pricing index, aggregating prices from multiple exchanges, quoted in USD at 6:00pm UTC time for a given date.

During the three months ended September 30, 2026, Covered Call Options on $15.0 million notional expired unexercised and we recorded de minimis realized gains. As of September 30, 2026, we had three Covered Call Options outstanding on LTC aggregating $6.0 million notional.

During the three months ended September 30, 2026, we recorded realized gains of a de minimis amount on exercised Covered Call Options on $3.0 million notional. During the three months ended September 30, 2026, we recognized realized losses of $0.8 million on exercised Covered Call Options on $6.1 million notional.

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

Should we terminate the GSR Asset Management Agreement (as defined in Note 14. Related Party Transactions), prior to the initial contractual term of 10 years, we may be obligated to pay an early termination fee in one lump sum payment due upon such termination. Such fee is calculated as the present value of the amount equal to (1) the remaining years in the term of the agreement multiplied by (2) the average of the Asset-based Fee (as defined in Note 14. Related Party Transactions) of each of the completed years in the term of the agreement at the time of termination (Termination Fee). The Termination Fee shall be paid in shares of our common stock or pre-funded warrants in lieu thereof if the holdings of the Asset Manager (together with its affiliates) would exceed 4.99% of the issued and outstanding Shares. The Termination Fee shall be in addition to any other fees due under the GSR Asset Management Agreement accruing through the date of termination.

Litigation

From time to time, we may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against us as of September 30, 2026, which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

Presage License Agreement

As discussed in Note 10. License Agreements, we are party to a license agreement with Presage Biosciences, Inc. (Presage) under which we may be required to make future payments upon the achievement of certain development, regulatory and commercial milestones, as well as potential future royalties based upon net sales. As of September 30, 2026, we had no accruals for potential future payments as achievement of the milestones had not been met.

10. License Agreements

Presage Biosciences License Agreement

In September 2017, we, as licensee, entered into a license agreement with Presage. Under the terms of the license agreement, Presage granted to us exclusive worldwide rights to develop, manufacture and commercialize voruciclib, a clinical-stage, oral and selective CDK inhibitor and related compounds. In exchange, we paid $2.9 million to Presage. With respect to the first indication, an incremental $2.0 million payment, due upon dosing of the first subject in the first registration trial, will be owed to Presage, for total payments of $4.9 million prior to receipt of marketing approval of the first indication in the U.S., EU or Japan. Additional potential payments of up to $179.0 million will be due upon the achievement of certain development, regulatory and commercial milestones. We will also pay mid-single digit tiered royalties on the net sales of any product successfully developed. As an alternative to milestone and royalty payments related to countries in which we sublicense product rights, we will pay to Presage a tiered percentage (which decreases as product development progresses) of amounts received from such sublicensees. During the three months ended September 30, 2026 and 2025, we made no payments under the Presage license agreement.

11. Stockholders’ Equity

Description of Capital Stock

Our total authorized share capital is 226,100,000 shares consisting of 226,000,000 shares of common stock and 100,000 shares of preferred stock, $0.01 par value per share.

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

In conjunction with the PIPE (as defined below), we issued 23,216,898 shares of common stock at $3.42 per share.

Preferred Stock

Our Board has the authority to issue up to 100,000 shares of preferred stock with a par value of $0.01 per share in one or more series and to fix the rights, preferences, privileges and restrictions in respect of that preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices and liquidation preferences, and the number of shares constituting such series and the designation of any such series, without future vote or action by the stockholders. Therefore, the Board, without the approval of the stockholders, could authorize the issuance of preferred stock with voting, conversion and other rights that could affect the voting power, dividend and other rights of the holders of shares or that could have the effect of delaying, deferring or preventing a change of control. There were no shares of preferred stock outstanding as of September 30, 2026 and June 30, 2026.

Equity Transactions

Share Repurchase Program

In connection with shifting our Litecoin Treasury Strategy from initial LTC accumulation to active capital market operations, on October 29, 2025, we announced that our Board authorized the Share Repurchase Program and initiated it in December 2025, by repurchasing shares of our common stock from the open market (the Treasury Shares). Treasury Shares repurchased through the Share Repurchase Program are considered held in treasury and returned to the status of authorized but unissued shares of common stock. Accordingly, the cost of our Treasury Shares, including excise taxes as applicable, were recorded as a treasury stock transaction with our condensed consolidated balance sheets and statements of stockholder's equity. The Share Repurchase Program does not have an expiration date, does not include specific price targets or timetables and may be suspended or terminated by us at any time.

The following table summarizes activity under our Share Repurchase Program (cost in thousands):

	For the Three Months Ended September 30, 2026
	Shares	Weighted-average Exercise Price Per Share(1)	Cost
Treasury shares repurchased	2,214,503	$1.08	$2,421

____________

(1) Excludes excise taxes

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

Also in July 2025, we entered into various agreements with certain advisors to the PIPE, asset managers and custodians who will help us deploy our Litecoin Treasury Strategy, including but not limited to (i) a placement agency agreement, (ii) an asset management agreement, (iii) an advisory agreement, (iv) a strategic advisor agreement and (v) an at-the-market sales agreement (the Sales Agreement). As consideration of services provided associated with the PIPE, we issued warrants for the purchase of up to 3,070,177 shares of common stock with a weighted-average exercise price of approximately $4.10 per share. See Note 12. Warrants for a summary of the fair value assumptions used to value the Advisory Warrants upon the closing of the PIPE.

Shelf Registration Statement

On February 20, 2024, we filed a shelf registration statement on Form S-3 which was declared effective by the SEC on February 28, 2024 (February 2024 Shelf Registration Statement) that permits us to sell, from time to time, up to $100.0 million of common stock, preferred stock, warrants, rights and units.

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

During fiscal year 2026, 882,924 shares of our common stock have been issued and sold under our ATM Program for aggregate net proceeds of $4.6 million. No shares have been issued or sold under our ATM Program during fiscal year 2027 thus far.

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

12. Warrants

As of September 30, 2026, we have the following warrants outstanding:

	Number of Warrants Outstanding	Exercise Price	Initial Exercise Date	Expiration Date
Pre-Funded Warrants issued in lieu of cash payment
GSR Year 1	546,348	$0.0001	September 24, 2025	Until exercised in full
GSR Year 2	1,322,349	$0.0001	July 22, 2026	Until exercised in full
Asset Manager Warrants
Tranche 1	584,795	$3.42	July 22, 2025	July 22, 2030
Tranche 2	292,398	$3.93	July 22, 2025	July 22, 2030
Tranche 3	292,398	$4.62	July 22, 2025	July 22, 2030
Tranche 4	292,398	$5.13	July 22, 2025	July 22, 2030
Strategic Advisor Warrants	438,597	$4.10	July 22, 2025	July 22, 2030
Placement Agent Warrants	1,169,591	$4.10	July 22, 2025	July 22, 2030
Advisory Fee Warrants in lieu of cash payment
Green Dragon Year 1(1)	234,149	$0.0001	October 8, 2025	October 8, 2030
Green Dragon Year 2(2)	566,721	$0.0001	July 22, 2026	July 22, 2031
Other warrant	102,513	$6.80	October 25, 2022	October 25, 2027
Total warrants	5,842,257

________

(1) These warrants were exercised on October 29, 2026, see Note 15. Subsequent Events for additional information.

(2) The vested portion of this warrant was exercised on October 29, 2026, see Note 15. Subsequent Events for additional information.

Pre-Funded Warrants

As discussed in Note 11. Stockholders' Equity, we issued Pre-Funded Warrants to purchase up to an aggregate of 6,022,869 shares of common stock in the PIPE. Each Pre-Funded Warrant was immediately exercisable for one share of common stock at an exercise price of $0.0001 per Pre-Funded Warrant Share and could be exercised at any time until all the Pre-Funded

Warrants issued in the Offering are exercised in full. Each holder of the Pre-Funded Warrant's ability to exercise its Pre-Funded Warrants in exchange for shares of common stock was subject to certain beneficial ownership limitations set forth therein. On July 24, 2025, Pre-Funded Warrants for the purchase of 2,084,509 shares of common stock were exercised for a de minimis amount of cash proceeds. During fiscal year 2026, we issued 3,938,209 shares of common stock upon cashless exercises of 3,938,360 Pre-Funded Warrants at which time all Pre-Funded Warrants issued in the PIPE were fully exercised.

Pre-Funded Warrants Issued in Lieu of Cash Fees

As payment of the annual Asset-based Fee under the GSR Asset Management Agreement, we issued GSR Strategies LLC (GSR or the Asset Manager) fully vested, nonforfeitable Pre-Funded Warrants. During the first year of the GSR Asset Management Agreement, it was noncancelable, by us, other than for Cause (as defined therein). As discussed in Note 9. Commitments and Contingencies, the GSR Asset Management Agreement contains a substantial penalty if we cancel the agreement prior to the completion of the 10 years. We concluded the fair value of services received by GSR represented the fair value of the warrants issued in settlement of the Asset-based Fee and recorded such fair value as additional paid-in capital in the condensed consolidated balance sheets. The Asset-based Fee is recognized as general and administrative expenses within our digital asset treasury strategy segment (see Note 13. Segment Information for information related to our segments).

The following Pre-Funded Warrants were issued to GSR as settlement of the Asset-based Fee (in millions, except number of warrants issued):

	Number of Warrants Issued	Grant Date Fair Value	For the Three Months Ended September 30,
			2026	2025
Pre-Funded Warrants issued in lieu of cash:
Year 1	546,348	$1.9	$0.1	$0.3
Year 2	1,322,349	$1.2	$0.2	$—

Advisory Warrants

On July 22, 2025, in conjunction with the closing of the PIPE, we issued the following warrants for services rendered in connection with the PIPE (i) the Asset Manager GSR 1 Warrant (AMA GSR 1 Warrant), (ii) Asset Manager GSR 2 Warrant (AMA GSR 2 Warrant), (iii) Asset Manager GSR 3 Warrant (AMA GSR 3 Warrant), (iv) Asset Manager GSR 4 Warrant (AMA GSR 4 Warrant), (v) Placement Agent (PA) Warrant and (vi) Strategic Advisor (SA) Warrant (collectively the Advisory Warrants), and we issued the Asset Manager's Pre-Funded Warrant (AMA Pre-Funded Warrant) after the Closing Date for the purchase of 3,070,177 shares of our common stock to our advisors in the transaction. The Advisory Warrants are immediately exercisable, expire five years from the issuance date and have exercise prices between $3.42 and $5.13 per share. Upon issuance, we recognized the fair value of the Advisory Warrants of $16.2 million within additional paid-in capital that is included in the condensed consolidated statements of stockholders' equity for the three months ended September 30, 2025.

The weighted-average grant date fair value of the Advisory Warrants was $5.28 per share as determined using the following weighted-average grant date assumptions:

Risk-free interest rate	3.9%
Expected life (years)	5.0
Expected volatility	85.3%
Dividend yield	—%

Advisory Fee Warrants Issued in Lieu of Cash Fees

As payment of the Annual Advisory Fee under the GD Advisory Agreement, we issued Green Dragon warrants with an exercise price of $0.0001 per share (the GD Advisory Fee Warrants). Such warrants vest 25% on the initial exercise date and then quarterly on the anniversary of the initial exercise date, such that the GD Advisory Fee Warrants are fully vested on the nine month anniversary of the initial exercise date. We concluded the fair value of services received or to be received by Green Dragon represented the fair value of the warrants issued in settlement of the Annual Advisory Fee. The Annual Advisory Fee is recognized in general and administrative expenses within our digital asset treasury strategy segment (see Note 13. Segment Information for information related to our segments).

The following GD Advisory Fee Warrants were issued to Green Dragon as settlement of the Annual Advisory Fee (in millions, except except number of warrants issued):

	Number of Warrants Issued	Grant Date Fair Value	For the Three Months Ended September 30,
			2026	2025
Advisory Warrants issued in lieu of cash:
Year 1(1)	234,149	$0.8	$—	$0.2
Year 2(2)	566,721	$0.5	$0.1	$—

________

(1) These warrants were exercised on October 29, 2026, see Note 15. Subsequent Events for additional information.

(2) The vested portion of this warrant was exercised on October 29, 2026, see Note 15. Subsequent Events for additional information.

Other Warrants

As of September 30, 2026, we have a warrant to purchase 102,513 shares of our common stock issued to Torreya Partners LLC. The warrant is fully vested, exercisable at a price of $6.80 per share and expires in October 2027. No warrants were exercised as of September 30, 2026.

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

Prior to the initiation of our Litecoin Treasury Strategy in August 2025, we operated as a single operating segment, the development of pharmaceutical products. Subsequently, we now operate under two operating segments (development of pharmaceutical products and digital asset treasury strategy), which we identify based upon the underlying business activities supporting these two segments. During the three months ended September 30, 2026 and 2025, we did not generate any revenue. Consistent with the CODM's reevaluation in the second quarter of fiscal year 2026, he concluded our administrative functions including finance, business development and information systems, no longer were primarily supportive of our development of pharmaceutical products segment and would be primarily included in corporate expenses. We operate in one geographic area, the United States. The CODM allocates resources (inclusive of both capital and personnel) based upon our net income (loss), which is utilized to monitor year-over-year variances on a quarterly basis.

The accounting policies of both our segments are the same as those described in Note 2. Summary of Significant Accounting Policies. All our assets are in the United States. We do not have intra-entity sales or transfers.

During the three months ended September 30, 2026 and 2025, we had no transactions denominated in foreign currencies nor any intangible property for which we recognized amortization expense. During the three months ended September 30, 2026 and 2025, we did not recognize depreciation expense. Noncash expenses such as depreciating assets and share-based compensation are not part of the CODM's evaluation or decision-making process.

The following tables summarize our financial data for our segments (in thousands):

	For the Three Months Ended September 30, 2026
	Digital Asset Treasury Strategy	Development of Pharmaceutical Products	Total Segment Costs	Corporate Expenses	Consolidated
Operating (income) expense and other (income) expense
Employee expenses	$143	$7	$150	$255	$405
Other segment expenses(1)	16	3	19	478	497
Professional fees	158	—	158	493	651
Legal fees	18	42	60	236	296
voruciclib	—	12	12	—	12
Asset management fee and advisory fees	516	—	516	—	516
Change in fair value of digital assets	(16,898)	—	(16,898)	—	(16,898)
Change in fair value of digital assets receivable, net	(2,594)	—	(2,594)	—	(2,594)
Loss on derivative liabilities, net	1,172	—	1,172	—	1,172
Change in fair value of SAFE and Token Warrants	(44)	—	(44)	—	(44)
Interest and dividend income(2)	—	—	—	(36)	(36)
Total operating (income) expense and other (income) expense	(17,513)	64	(17,449)	1,426	(16,023)
Total segment costs loss and net income (loss)	$17,513	$(64)	$17,449	$(1,426)	$16,023

___________

(1) Includes product development costs associated with zandelisib determined to be immaterial for both periods presented, share-based compensation costs, administrative costs, travel and business taxes.

(2) Interest and dividend income are solely attributable to our cash and cash equivalents.

	For the Three Months Ended September 30, 2025
	Digital Asset Treasury Strategy	Development of Pharmaceutical Products	Total Segment Costs	Corporate Expenses	Consolidated
Operating and other (income) expense
Employee expenses	$232	$—	$232	$347	$579
Other segment expenses(1)	20	5	25	811	836
Professional fees	70	2	72	699	771
Legal fees	107	194	301	145	446
voruciclib	—	3	3	—	3
Asset management fee and advisory fees	473	—	473	—	473
Change in fair value of digital assets	631	—	631	—	631
Interest and dividend income(2)	—	—	—	(100)	(100)
Total operating and other (income) expense	1,533	204	1,737	1,902	3,639
Total segment costs loss and net loss	$(1,533)	$(204)	$(1,737)	$(1,902)	$(3,639)

___________

(1) Includes product development costs associated with zandelisib determined to be immaterial for both periods presented, share-based compensation costs, administrative costs, travel and business taxes.

(2) Interest and dividend income are solely attributable to our cash and cash equivalents.

	September 30, 2026
	Digital Asset Treasury Strategy	Development of Pharmaceutical Products	Total Segment Assets	Corporate Assets	Consolidated
Current assets:
Cash and cash equivalent	$—	$—	$—	$4,281	$4,281
Prepaid expenses and other current assets	994	—	994	928	1,922
Total current assets	994	—	994	5,209	6,203
Digital assets	46,180	—	46,180	—	46,180
Digital assets receivable, net	4,349	—	4,349	—	4,349
Investment in SAFE and Token Warrants, at fair value	1,044	—	1,044	—	1,044
Other long-term assets	—	—	—	625	625
Total assets	$52,567	$—	$52,567	$5,834	$58,401

	June 30, 2026
	Digital Asset Treasury Strategy	Development of Pharmaceutical Products	Total Segment Costs	Corporate Assets	Consolidated
Current assets:
Cash and cash equivalent	$—	$—	$—	$5,706	$5,706
Prepaid expenses and other current assets	128	31	159	276	435
Total current assets	128	31	159	5,982	6,141
Digital assets	27,272	—	27,272	—	27,272
Digital assets receivable, net	7,627	—	7,627	—	7,627
Investment in SAFE and Token Warrants, at fair value	1,000	—	1,000	—	1,000
Other long-term assets	—	—	—	652	652
Total assets	$36,027	$31	$36,058	$6,634	$42,692

14. Related Party Transactions

In the ordinary course of business, we have related party transactions with affiliates of our Board. The following table presents balances related to transactions with such affiliates of our Board as of September 30, 2026 and June 30, 2026 (in thousands):

	September 30,	June 30,
	2026	2026
Balances:
Prepaid expenses and other current assets	$976	$110
Digital assets receivable, net	$4,349	$7,627
Accrued liabilities (Derivative liabilities - Covered Call Options)	$528	$40

The following table summarizes our activities with such affiliates of our Board during the three months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30,
	2026	2025
General and administrative expense recognized	$516	$473
Change in fair value of digital assets receivable, net	$2,594	$—
Loss on derivative liabilities, net	$1,172	$—

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

See the Pre-Funded Warrants Issued in Lieu of Cash discussion in Note 12. Warrants, for information on the warrants issued in settlement of the annual Asset-based Fee under the GSR Asset Management Agreement.

Advisory Agreement

On July 22, 2025 (the AMA Effective Date), we also entered into an advisory agreement with Green Dragon (the GD Advisory Agreement). Mr. Charlie Lee, who was appointed as a member of our Board and serves in the class of directors who will be up for reelection at our annual meeting of stockholders for fiscal year 2027, is a beneficiary of Green Dragon. Pursuant to the Advisory Agreement, Green Dragon provides us with asset management services and we pay Green Dragon a fee in warrants to purchase a number of shares of common stock calculated based on the amount of assets under management (the Annual Advisory Fee).

The Annual Advisory Fee is equal to 0.75% per annum of the Account Assets for such year, as calculated in accordance with the GD Advisory Agreement and is issuable in the GD Advisory Fee Warrants. The number of GD Advisory Fee Warrants to be issued for any given year shall be equal to the dollar amount of the Annual Advisory Fee for such year, divided by the average VWAP of the common stock for the 30 trading days ending with the trading day prior to the Fee Reference Date. The exercise price per share of the GD Advisory Fee Warrants shall be set at a price equal to $0.0001. The GD Advisory Fee Warrants issued each year shall vest in four equal installments on the Fee Reference Date on which they are issued and then the succeeding three-month anniversaries thereof. Any portion of the GD Advisory Fee Warrants unvested on the date, if any, that the GD Advisory Agreement terminates shall be deemed surrendered and shall terminate automatically on such date with no further force or effect. The vested portion of the GD Advisory Fee Warrants shall be exercisable, in whole or in part, at anytime for a period of five years from the date of issuance.

The GD Advisory Agreement will, unless terminated earlier in accordance with its terms, remain in effect until the tenth anniversary of the GD Advisory Agreement. Either party may terminate the GD Advisory Agreement, with or without reason, by written notice to the other.

See the Advisory Fee Warrants Issued in Lieu of Cash discussion in Note 12. Warrants, for information on the warrants issue in settlement of the Annual Advisory Fee.

Under the terms of the GD Advisory Agreement, Mr. Lee has waived any compensation for his Board service, and the Annual Advisory Fees is in lieu of any Board compensation.

15. Subsequent Events

GD Advisory Fee Warrants Exercise

In October 2026, we issued 517,465 shares of common stock upon cashless exercise of 517,509 GD Advisory Fee Warrants at which time all GD Advisory Fee Warrants issued in settlement of the first year of the Annual Advisory Fee were fully exercised and the vested portion of the GD Advisory Fee Warrants, representing warrants for the purchase of 283,360 shares of our common stock, issued in settlement of the second year of the Annual Advisory fee were exercised.

Stock Buy Back Program

During October 2026, we repurchased 825,181 shares of our common stock at a weighted-average purchase price (excluding excise tax) of $1.27 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (Quarterly Report) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” "predict," "potential," “continue,” "likely," or “opportunity,” the negative of these words or similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in Risk Factors in our 2026 Annual Report on Form 10-K (2026 Annual Report), as filed with the Securities and Exchange Commission (SEC) on September 28, 2026.

Unless the context requires otherwise, references in this Quarterly Report to “Lite Strategy,” “LITS,” “we,” “us” and “our” refer to Lite Strategy, Inc.

Overview

Lite Strategy, Inc. (Nasdaq: LITS) is a pharmaceutical company that has historically developed novel and differentiated cancer therapies and is currently assessing pre-clinical development programs in nononcologic disease indications. We also hold Litecoin (LTC) tokens as a primary reserve asset as part of our broader institutional treasury initiative. We initially built our pipeline by acquiring promising cancer agents and creating value in programs through clinical development, strategic partnerships, and out-licensing or commercialization, as appropriate. Our approach to pre-clinical drug development is to evaluate our drug candidates either as stand-alone or in combination with standard-of-care therapies to overcome known resistance mechanisms and address clear medical needs to provide improved patient benefit. Our drug candidate pipeline includes voruciclib, an oral cyclin-dependent kinase 9 (CDK9) inhibitor, zandelisib, an oral, once-daily, selective PI3Kδ inhibitor.

Litecoin Treasury Strategy

On August 5, 2025, we announced the commencement of our primary reserve asset and implementation strategy built on a digital asset infrastructure and long-term capital innovation (the Litecoin Treasury Strategy) through our acquisition of LTC tokens, reflecting the full deployment of the net proceeds of the PIPE (as defined in Note 11. Stockholders' Equity). LTC is an open source, global payment network that is fully decentralized without any central authorities. Mathematics secures the network and empowers individuals to control their own finances. LTC features faster transaction confirmation times and improved storage efficiency than the leading math-based currency. We believe this strategy will allow us to diversify reserves, enhance capital efficiency and align with emerging financial technologies with an emphasis on privacy and payment processing.

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

We are exposed to market risk related to changes in the fair value of derivative liabilities associated with our Covered Call Options, as well as counterparty credit risk related to our digital assets receivable, net. We monitor these risks on an ongoing basis and evaluate expected credit losses each reporting period. As of September 30, 2026, we concluded expected credit losses were immaterial due to the short duration of the receivables, the over-collateralized nature of the arrangements, and the credit profile and risk management practices of the transfer agent.

Changes in fair value of our Covered Call Options and/or realized gains or losses on Covered Call Options recognized upon settlement (expiration) of the related Covered Call Option contract are recognized within loss on derivative liabilities, net, a component of other income (expense), in the condensed consolidated statements of operations.

Changes in fair value of digital assets represents unrealized gains and losses from the remeasurement of our LTC investments to their fair value, realized losses recognized upon derecognition of LTC digital assets when placing them as collateral with GSR Markets upon writing of Covered Call Options and realized losses on the sale of LTC digital assets.

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

Drug Candidate Development Programs

Our drug candidate pipeline includes voruciclib, an oral CDK9 inhibitor and zandelisib, an oral, selective PI3Kδ inhibitor.

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

Results of Operations

Comparison of Fiscal Three Months Ended September 30, 2026 and 2025

The following table summarizes certain components of our results of operations (in thousands):

	For the Fiscal Three Months Ended September 30,
	2026	2025	$ Change	% Change
Research and development	$22	$10	12	120.0%
General and administrative	2,355	3,098	(743)	(24.0)%
Change in fair value of digital assets	(16,898)	631	(17,529)	(2778.0)%
Other income, net	1,502	100	1,402	1402.0%

General and administrative.

General and administrative expenses decreased by $0.7 million to $2.4 million for the three months ended September 30, 2026, compared to $3.1 million for the three months ended September 30, 2025. The decrease was primarily due to reductions of $0.3 million in legal and professional services, $0.2 million in noncash share-based compensation expense and $0.2 million in corporate overhead costs.

Change in fair value of digital assets.

Change in fair value of digital assets increased by $17.5 million to a gain of $16.9 million for the three months ended September 30, 2026, compared to a loss of $0.6 million for the three months ended September 30, 2025.

The following table presents the primary drivers of the changes in fair value of our digital assets (in millions):

	For the Fiscal Three Months Ended September 30,
	2026	2025
Unrealized gain (loss):
Remeasurement of LTC balances(1)	$22.5	$(0.6)
Realized gain (loss):
Transfer of LTC as collateral for Covered Call Options	(4.2)	—
Sale of LTC tokens	(1.4)	—
Total change in fair value of digital assets	$16.9	$(0.6)

___________

(1) For the three months ended September 30, 2026, the gain was primarily attributable to an approximate 60% increase in the price of LTC.

Other income, net.

Other income, net, increased by $1.4 million to $1.5 million for the three months ended September 30, 2026, compared to $0.1 million for the three months ended September 30, 2025. The increase was primarily associated with the change in fair value of digital assets receivable, net, reflecting a $2.6 million gain on LTC pledged for our Covered Call Options with no similar activity during the three months ended September 30, 2025. This gain was partially offset by losses of $1.2 million on our derivative liabilities, net, of which $0.8 million in realized losses was attributable to LTC sold to cover exercises of our Covered Call Options with no similar activity during the three months ended September 30, 2025.

Liquidity and Capital Resources

To date, we have obtained cash and funded our operations primarily through equity financings and license agreements. We have accumulated losses of $459.3 million since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2026, we had $4.3 million in cash and cash equivalents and $46.2 million in unrestricted digital assets. Although we intend to retain and hold our digital assets, we could liquidate these assets, or a portion thereof, if needed to fund our operating activities. In connection with our July 2024 announcement regarding the evaluation of our strategic alternatives, we discontinued the clinical development of voruciclib in oncology, while certain related nonclinical research and development activities continued through the end of fiscal year 2025. As part of our continued assessment of future pre-clinical development with our drug candidate pipeline, in the second quarter of fiscal year 2026 we commenced additional investigational research and development activities in nononcologic disease indications. We believe that our cash balance, including our digital assets, will be sufficient to meet our obligations and fund operations for at least the next 12 months.

In December 2025, we initiated our Share Repurchase Program utilizing proceeds from our Covered Call Options to repurchase shares of our common stock. During the three months ended September 30, 2026, we used proceeds of $1.4 million from our Covered Call Options and $1.0 million of proceeds from the sale of our digital assets to repurchase 2,214,503 shares of our common stock.

Sources and Uses of Our Cash

Net cash used in operating activities for the three months ended September 30, 2026, of $2.2 million consisted of our net income of $16.0 million, offset by $17.7 million in net gains for noncash items and $0.5 million in changes in our operating assets and liabilities used in operations. Net cash used in operating activities for the three months ended September 30, 2025 of $4.5 million consisted of our net loss of $3.6 million and $2.1 million in changes in our operating assets and liabilities used in operations, partially offset by $1.2 million in noncash items.

Net cash provided by investing activities for the three months ended September 30, 2026, of $3.1 million consisted of $10.1 million in net proceeds on Covered Call Options primarily reflecting the exercise of our Covered Call Options during our fiscal quarter ended September 30, 2026, and $1.0 million in proceeds from sales of our digital assets partially offset by $7.9 million in purchases of LTC. Net cash used in investing activities for the three months ended September 30, 2025, of $100.0 million consisted of our acquisition of LTC upon deployment of our Litecoin Treasury Strategy in August 2025.

Net cash used in financing activities for the three months ended September 30, 2026 was $2.4 million to repurchase 2,214,503 shares of our common stock at an average cost per share of $1.08 (excluding excise taxes). Net cash provided by financing activities for the three months ended September 30, 2025, was $96.6 million associated with the issuance and sale of 23,216,898 shares of common stock and Pre-Funded Warrants for the purchase of up to 6,022,869 shares of common stock in our PIPE and the issuance and sale of 882,924 shares of common stock under our ATM Program.

Capital Resource Requirements

As of September 30, 2026, we have the following potential purchase obligations for which the timing and/or likelihood of occurrence is unknown; however, if such claims arise in the future, they could have a material effect on our financial position, results of operations, and cash flows.

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

Critical Accounting Estimates

We describe our significant accounting policies in Note 2. Summary of Significant Accounting Policies of the notes to the financial statements included in our 2026 Annual Report. We discuss our critical accounting estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2026 Annual Report. There have been no changes in our significant accounting policies or critical accounting estimates since June 30, 2026.

Valuation of Equity Instruments Issued for Exchange for Services

Equity instruments issued in exchange for services rendered or to be rendered to us are accounted for in accordance with ASC 718, Stock Compensation. Such instruments are evaluated to determine if they should be classified as liability or equity awards. For these awards, we estimate the fair value of the services rendered/to be rendered (i.e., the compensation cost to be recognized) based upon either (i) the grant date fair value of the equity instruments issued as determined using an option pricing model such as the BSM Model or (ii) the fair value of the liabilities incurred/settled. For the GSR Pre-Funded Warrant and the GD Advisory Warrant issued in settlement of the Asset-based Fee and the Annual Advisory Fee, respectively, we determined the grant date fair value represented the amount of the liabilities settled. For services rendered at the time of issuance, we recognize the expense immediately in our condensed consolidated financial statements. For services not yet rendered, we recognize an asset and amortize the fair value of the services being rendered over the requisite service period.

A 10% increase (decrease) in our assets under management and or our time weighted-average price as of the Fee Reference Date would have resulted in a $0.1 million increase (decrease) in the fair value of the liabilities settled through issuance of each the Pre-Funded Warrants issued in lieu of cash fees and the GD Advisory Fee Warrants issued in lieu of cash fees during the three months ended September 30, 2026.

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

A 10% increase (decrease) in the historical volatility of LTC utilized to estimate the fair value of the derivative liabilities - covered call options would have resulted in a de minimis increase (decrease) in the loss on derivative liabilities, net, a component of other income expense, as of September 30, 2026.

A 10% increase (decrease) in the forward price as of September 30, 2026, would have resulted in a $0.4 million increase ($0.3 million decrease) in the loss on derivative liabilities, net, a component of other income (expense).

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

A 10% increase (decrease) in the network token valuation as of September 30, 2026, would have resulted in a $0.1 million increase (decrease) in the Token Warrant with a commensurate change in the change in fair value of the SAFE and Token Warrants, a component of other income (expense).

A 10% increase (decrease) in the probability of dissolution as of September 30, 2026, would have resulted in a de minimis increase (decrease) in the SAFE with a commensurate change in the change in fair value of the SAFE and Token Warrants, a component of other income (expense).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report, or September 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2026. There were no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) of the

Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those included in our 2026 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents the share repurchase activity for each of the three months in the quarter ended September 30, 2026:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit) (2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (3)
July 1, 2026 - July 31, 2026	903,884	$1.02	903,884	$19,353,084
August 1, 2026 - August 31, 2026	533,767	1.00	533,767	18,835,255
September 1, 2026 - September 30, 2026	776,852	1.21	776,852	17,919,780
Total	2,214,503	$1.08	2,214,503

________

(1) All shares repurchased pursuant to the Share Repurchase Program were executed through open market transactions.

(2) Average price paid includes costs associated with the repurchases, excluding the 1% excise tax as a result of the Inflation Reduction Act of 2022.

(3) On October 29, 2025, we announced our Share Repurchase Program to repurchase shares of our common stock up to an aggregate amount of $25.0 million. The Share Repurchase Program may be suspended or terminated by us at any time. This amount excludes fees and excise taxes.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our executive officers or directors have adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2026.

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

Date: November 5, 2026